Form 10QSB
period 1995-06-30
PSYCHEMEDICS CORP
filed 1995-08-11
CIK 806517

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                 FORM 10-QSB

(Mark One)

   X          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
- ------        SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended  JUNE 30, 1995

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
- ------        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 1-13738

                           PSYCHEMEDICS CORPORATION
      (exact name of Small Business Issuer as specified in its charter)


          Delaware                                             58-1701987
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation of organization)                             Identification No.)

1280 Massachusetts Ave., Ste. 200, Cambridge, MA                 02138
   (Address of principal executive offices)                    (Zip Code)

        Issuer's telephone number, including area code (617-868-7455)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                             Yes   X    No
                                 -----     -----

Number of shares outstanding of only class of Issuer's Common Stock as of June 30, 1995: Common Stock $.005 par value (19,740,943 shares).

Transitional Small Business Disclosure Format.

                                            Yes        No   X
                                                -----     -----

                           PSYCHEMEDICS CORPORATION
                                    INDEX

Part I   FINANCIAL INFORMATION                                            Page No.
                                                                          --------
         Item 1  Financial Statements

                 Condensed Balance Sheets as of June 30, 1995
                 and December 31, 1994                                        3

                 Condensed Statements of Income for the three
                 and six month periods ended June 30, 1995
                 and 1994                                                   4-5

                 Condensed Statements of Cash Flows for the
                 six month periods ended June 30, 1995
                 and 1994                                                     6

                 Notes to Condensed Financial Statements                      7


         Item 2  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       8-10


Part II  OTHER INFORMATION

         Item 4  Submission of matters to a vote of security holders         11

         Item 6  Exhibits and Reports on Form 8-K                            11

                           PSYCHEMEDICS CORPORATION
                           CONDENSED BALANCE SHEETS
                                 (UNAUDITED)

                                                                  JUNE 30,          DECEMBER 31,
                                                                    1995               1994
                                                                -----------         -----------
      ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                    $   669,990         $   544,776
   Short-term investments                                         6,124,501           6,120,453
   Receivables                                                    1,611,681           1,417,701
   Laboratory supplies                                              128,095             188,703
   Prepaid expenses and other current assets                        204,450              79,687
                                                                -----------         -----------
    Total current assets                                          8,738,717           8,351,320
                                                                -----------         -----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS                              3,358,200           2,837,862
Less-accumulated depreciation and amortization                    1,550,284           1,291,684
                                                                -----------         -----------
                                                                  1,807,916           1,546,178
                                                                -----------         -----------

OTHER ASSETS - NET                                                  412,002             392,224
                                                                -----------         -----------
                                                                $10,958,635         $10,289,722
                                                                ===========         ===========
   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of obligations under capital leases          $    94,854         $   153,942
   Accounts payable                                                 326,282             303,562
   Accrued expenses                                                 362,908             235,978
                                                                -----------         -----------
      Total current liabilities                                     784,044             693,482
                                                                -----------         -----------

OBLIGATIONS UNDER CAPITAL LEASES,
   net of current portion                                                --              16,031
                                                                -----------         -----------

SHAREHOLDERS' EQUITY:
   Preferred stock, $.005 par value; authorized 1,000,000
     shares; none outstanding                                            --                  --
   Common stock; $.005 par value; authorized 50,000,000
     shares; issued 20,164,830 and 19,510,879
     shares in 1995 and 1994, respectively                          100,824              97,554
   Paid-in capital                                               15,444,489          14,709,632
   Treasury stock, at cost; 423,887 shares in 1995               (1,198,265)                 --
   Accumulated deficit                                           (4,172,457)         (5,226,977)
                                                                -----------         -----------
     Total shareholders' equity                                  10,174,591           9,580,209
                                                                -----------         -----------
                                                                $10,958,635         $10,289,722
                                                                ===========         ===========

See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations

                           PSYCHEMEDICS CORPORATION
                        CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
                                                    THREE MONTHS
                                                    ENDED JUNE 30,
                                           ---------------------------------
                                               1995                  1994
                                           -----------           -----------
REVENUE                                    $ 2,747,242           $ 2,325,143
DIRECT COSTS                                 1,172,357               923,449
                                           -----------           -----------
   Gross profit                              1,574,885             1,401,694
                                           -----------           -----------

EXPENSES:
   General and administrative                  417,111               332,081
   Marketing and selling                       435,955               421,573
   Research and development                    107,650               101,494
                                           -----------           -----------
                                               960,716               855,148
                                           -----------           -----------

INCOME FROM OPERATIONS                         614,169               546,546

OTHER INCOME (EXPENSE) - NET                    84,671                27,376
                                           -----------           -----------

INCOME BEFORE PROVISION
FOR INCOME TAXES                               698,840               573,922

PROVISION FOR INCOME TAXES                      48,300                21,200

                                           -----------           -----------
NET INCOME                                 $   650,540           $   552,722
                                           ===========           ===========

NET INCOME PER COMMON SHARE
AND COMMON EQUIVALENT SHARE                $      0.03           $      0.03
                                           ===========           ===========

WEIGHTED AVERAGE COMMON SHARES AND
COMMON SHARE EQUIVALENTS OUTSTANDING        20,169,317            19,086,839
                                           ===========           ===========


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations

                           PSYCHEMEDICS CORPORATION
                        CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
                                                     SIX MONTHS
                                                    ENDED JUNE 30,
                                            ---------------------------------
                                                1995                  1994
                                            -----------           -----------
REVENUE                                     $ 5,068,399           $ 3,873,258
DIRECT COSTS                                  2,245,001             1,693,551
                                            -----------           -----------
   Gross profit                               2,823,398             2,179,707
                                            -----------           -----------

EXPENSES:
   General and administrative                   838,690               641,194
   Marketing and selling                        820,260               760,003
   Research and development                     211,660               200,102
                                            -----------           -----------
                                              1,870,610             1,601,299
                                            -----------           -----------

INCOME FROM OPERATIONS                          952,788               578,408
OTHER INCOME (EXPENSE) - NET                    176,032                30,743
                                            -----------           -----------

INCOME BEFORE PROVISION
FOR INCOME TAXES                              1,128,820               609,151

PROVISION FOR INCOME TAXES                       74,300                21,200
                                            -----------           -----------
NET INCOME                                  $ 1,054,520           $   587,951
                                            ===========           ===========

NET INCOME PER COMMON SHARE
AND COMMON EQUIVALENT SHARE                 $      0.05           $      0.03
                                            ===========           ===========

WEIGHTED AVERAGE COMMON SHARES AND
COMMON SHARE EQUIVALENTS OUTSTANDING         20,247,488            17,813,794
                                            ===========           ===========

See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations

                           PSYCHEMEDICS CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                                               SIX MONTHS
                                                                              ENDED JUNE 30,
                                                                        ---------------------------
                                                                            1995             1994
                                                                        -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $ 1,054,520      $  587,951
   Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                           276,600         202,200
    Changes in assets and liabilities:
      Receivables                                                          (193,980)       (221,722)
      Laboratory supplies                                                    60,608         (39,464)
      Prepaid expenses and other current assets                            (124,762)        (72,467)
      Accounts payable                                                       22,720          62,351
      Accrued expenses                                                      126,930          17,941
                                                                        -----------      ----------
         Net cash provided by operating activities                        1,222,636         536,790
                                                                        -----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments - net                                 (4,048)             --
   Purchases of equipment and leasehold improvements                       (520,339)       (129,527)
   Increase in other assets- net                                            (37,778)        (25,508)
                                                                        -----------      ----------
          Net cash used in investing activities                            (562,165)       (155,035)
                                                                        -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net principal payments on obligations under
      capital leases                                                        (75,119)        (68,204)
   Net proceeds from the issuance of
      common stock                                                          738,127       3,921,414
   Net cash used to repurchase common stock                              (1,198,265)             --
                                                                        -----------      ----------
          Net cash (used in) provided by financing activities              (535,257)      3,853,210
                                                                        -----------      ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   125,214       4,234,965
CASH AND CASH EQUIVALENTS, beginning of period                              544,776       1,001,939
                                                                        -----------      ----------

CASH AND CASH EQUIVALENTS, end of period                                $   669,990      $5,236,904
                                                                        ===========      ==========

See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations

                           PSYCHEMEDICS CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 June 30, 1995

1. The financial information furnished herein is unaudited; however, in the opinion of management, it reflects all adjustments which are necessary to fairly state the Company's financial position at June 30, 1995 and December 31, 1994 and the results of its operations and cash flows for the periods ended June 30, 1995 and 1994. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and included in the financial statements are certain amounts based on management's estimates and judgments.

The financial information herein is not necessarily representative of a full year's operations because levels of sales, capital additions and other factors fluctuate throughout the year. These same considerations apply to all year to year comparisons. See the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 for additional information not required by this report (Form 10-QSB).

2. Net income per common share and common equivalent share is based upon the weighted average number of common shares and common share equivalents outstanding as computed using the treasury stock method.

3.  The following presents supplementary cash flow data:




                                          Six Months
                                         Ended June 30,
                                  ----------------------------
                                    1995              1994
                                    ----              ----
Cash paid
for interest                       $ 6,831           $15,345

Cash paid for
income taxes                       $56,695           $15,550

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
                             ---------------------

REVENUE

Revenue for the second quarter of 1995 was $2,747,242, an increase of 18% over the $2,325,143 reported for the second quarter of 1994. Revenue for the six month period ended June 30, 1995 was $5,068,399 an increase of 31% over the $3,873,258 reported for the comparable period of 1994. The revenue increases result primarily from the addition of new customers and expanding volume from the Company's existing customer base.

DIRECT COSTS AND EXPENSES

The following table sets forth the direct costs of revenue, general and administrative expenses, marketing and selling expenses and research and development expenses as a percentage of revenue.

                                     Three Months              Six Months
                                    Ended June 30,           Ended June 30,
                                    --------------           --------------
                                   1995        1994         1995        1994
                                   ----        ----         ----        ----
Direct costs                        43%         40%          44%         44%
General and administrative          15%         14%          17%         17%
Marketing and selling               16%         18%          16%         20%
Research and development             4%          4%           4%          5%


Direct Costs

Direct costs were $1,172,357, $923,449, $2,245,001 and $1,693,551 for the three and six month periods ended June 30, 1995 and 1994, respectively. The increase in direct costs in 1995 is attributable to increased production staffing in 1995 to handle the increase in volume during the period, as well as to position the Company to handle anticipated volume increases in future periods. Direct costs as a percentage of revenue were marginally higher for the three month period ended June 30, 1995 as compared to the comparable period in 1994 primarily due to increased production staffing undertaken in response to expanded business and anticipated growth for the balance of 1995.

General and Administrative Expenses

General and Administrative expenses were $417,111, $332,081, $838,690, and $641,194 for the three and six month periods ended June 30, 1995 and 1994, respectively. The increase in general and administrative expenses in the 1995 periods as compared to the same periods in 1994 is primarily due to higher expenses incurred as a result of expansion of the Company's business during the periods.


Marketing and Selling Expenses

Marketing and selling expenses were $435,955, $421,573, $820,260, and $760,003 for the three and six month periods ended June 30, 1995 and 1994, respectively. Marketing and selling expenses increased in each period in 1995 as compared to 1994 due primarily to the Company's increased marketing activities.

Other Income (Expense) - Net

Other income for the three and six month periods ended June 30, 1995 and 1994 results primarily from interest income from the Company's invested cash balances. The increase in both the three and six month periods ended June 30, 1995, as compared to comparable periods in 1994, is due primarily to the larger invested balances in 1995.


                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------


The Company's cash and investment balances at June 30, 1995 amounted to $6,794,491. Cash generated from operations in the first six months of 1995 was $1,222,636. Prior to 1993, the Company's working capital and liquidity requirements for its operations were met largely from cash generated from private equity placements, the most recent of which took place in November 1991 and resulted in net proceeds to the Company of $2,000,000. The Company also received $4,213,194 of net proceeds from the exercise of warrants and stock options in 1994.

Management believes that cash generated from operations, together with proceeds from such private placements, should be adequate to fund anticipated working capital requirements. Depending upon the Company's results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional capital.

Working capital at June 30, 1995 amounted to $7,954,673 as compared to $7,657,838 at December 31, 1994.

The Company's capital expenditures were $520,339 for the first six months of 1995. Capital expenditures for 1995 are expected to be approximately $1,000,000 and are expected to be funded through cash generated from operations and from existing cash reserves.

In December 1994, the Company's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock. This program is a direct result of the Company's solid financial condition and cash-generating capability, and it was authorized after evaluating various alternatives to enhance long-term shareholder value. As of June 30, 1995, the Company had purchased 423,887 shares of common stock for $1,198,265.

                           PART II OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of Psychemedics Corporation was held on May 11, 1995, for the purpose of electing a board of directors and approving the appointment of auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.


         All of management's nominees for directors, as listed in the proxy statement, were elected with the following vote:
                                                      Number of Shares
                                                      ----------------
                                                                                               Not
                                            For                  Withheld Authority           Voted
                                            ---                  ------------------           -----
         Werner A. Baumgartner, Ph.D.       14,703,366                 23,650                 1,000
         Raymond C. Kubacki, Jr.            14,702,266                 24,750                 1,000
         A. Clinton Allen                   14,702,366                 24,650                 1,000
         Donald F. Flynn                    14,702,366                 24,650                 1,000
         John J. Melk                       14,702,366                 24,650                 1,000
         Frederick J. Weinert               14,701,866                 25,150                 1,000




         Selection of Arthur Andersen LLP as auditors of the Company.
                                                      Number of Shares
                                                      ----------------
         For                                            14,690,153
         Against                                            18,908
         Abstain                                            17,955
         Not voted                                           1,000




Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.


                  The Exhibits filed as part of this Form 10-QSB are listed on the Exhibits Index immediately preceding such Exhibits, which
                  Exhibit Index is incorporated herein by reference.


         (b)      Reports on Form 8-K - None.

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Psychemedics Corporation

Date:  August 11, 1995                     By: /s/ Raymond C. Kubacki, Jr.
                                               ---------------------------
                                           Raymond C. Kubacki, Jr.
                                           President and Chief Executive Officer




Date:  August 11, 1995                     By: /s/ Leroy O. Moyer
                                               ---------------------------
                                           Leroy O. Moyer
                                           Vice President Finance, Chief
                                           Financial Officer and Treasurer
                                           (Principal Financial Officer)

                           PSYCHEMEDICS CORPORATION

                                    10-QSB

                                 EXHIBIT INDEX
                                 -------------
Exhibit
Number                                     Description
- -------                                    -----------

10.1                                       Employment Agreement with
                                           Werner A. Baumgartner, Ph.D.
                                           Dated May 14, 1994

10.2                                       Employment Agreement with
                                           Donald J. Kippenberger, Ph.D.
                                           Dated January 1, 1994

10.3                                       Employment Agreement with
                                           Thomas Cairns, Ph.D., D.Sc.
                                           Dated July 1, 1995

11                                         Calculation of shares use in determining
                                           net income per share

27                                         Financial Data Schedules
