Form 10QSB
period 1995-09-30
PSYCHEMEDICS CORP
filed 1995-11-14
CIK 806517

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB

  (Mark One)

       X           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
    -----          SECURITIES EXCHANGE ACT OF 1934

                        For quarterly period ended  SEPTEMBER 30, 1995

                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
    -----          THE SECURITIES EXCHANGE ACT OF 1934

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

                              Yes  X    No
                                 -----     -----

 Number of shares outstanding of only class of Issuer's Common Stock as of September 30, 1995: Common Stock $.005 par value (19,779,793 shares).

 Transitional Small Business Disclosure Format.

                                                Yes             No   X
                                                    -------        -------

                            PSYCHEMEDICS CORPORATION
                                     INDEX


 Part I      FINANCIAL INFORMATION                                      Page No.
                                                                        --------
       Item 1      Financial Statements

                   Condensed Balance Sheets as of September 30, 1995
                   and December 31, 1994                                 3

                   Condensed Statements of Income for the three
                   and nine month periods ended September 30, 1995
                   and 1994                                              4-5

                   Condensed Statements of Cash Flows for the
                   nine month periods ended September 30, 1995
                   and 1994                                              6

                   Notes to Condensed Financial Statements               7


       Item 2      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                   8-10


 Part II  OTHER INFORMATION


       Item 6      Exhibits and Reports on Form 8-K                      11

                                  PSYCHEMEDICS CORPORATION
                                 CONDENSED BALANCE  SHEETS
                                        (UNAUDITED)
                                                                         SEPTEMBER 30,   DECEMBER 31,
                                                                              1995           1994
                                                                         -------------   ------------
    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                               $   409,178   $   544,776
  Short-term investments                                                    6,209,991     6,120,453
  Receivables                                                               1,702,029     1,417,701
  Laboratory supplies                                                         281,723       188,703
  Prepaid expenses and other current assets                                   154,584        79,687
                                                                          -----------   -----------
    Total current assets                                                    8,757,505     8,351,320
                                                                          -----------   -----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS                                        3,651,807     2,837,862
Less-accumulated depreciation and amortization                              1,685,599     1,291,684
                                                                          -----------   -----------
                                                                            1,966,208     1,546,178
                                                                          -----------   -----------

OTHER ASSETS - NET                                                            418,696       392,224
                                                                          -----------   -----------
                                                                          $11,142,409   $10,289,722
                                                                          ===========   ===========

  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of obligations under capital leases                     $    56,357   $   153,942
  Accounts payable                                                            351,970       303,562
  Accrued expenses                                                            297,944       235,978
                                                                          -----------   -----------
    Total current liabilities                                                 706,271       693,482
                                                                          -----------   -----------

OBLIGATIONS UNDER CAPITAL LEASES,
  net of current portion                                                          -          16,031
                                                                          -----------   -----------

SHAREHOLDERS' EQUITY:
  Preferred stock, $.005 par value;  authorized 1,000,000
    shares; none outstanding                                                      -             -
  Common stock; $.005 par value; authorized 50,000,000
    shares; issued 20,279,280 and 19,510,879
    shares in 1995 and 1994, respectively                                     101,396        97,554
  Paid-in capital                                                          15,710,988    14,709,632
  Treasury stock, at cost; 499,487 shares in 1995                          (1,634,179)          -
  Accumulated deficit                                                      (3,742,067)   (5,226,977)
                                                                          -----------   -----------
    Total shareholders' equity                                             10,436,138     9,580,209
                                                                          -----------   -----------
                                                                          $11,142,409   $10,289,722
                                                                          ===========   ===========


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                                PSYCHEMEDICS CORPORATION
                             CONDENSED STATEMENTS OF INCOME
                                     (UNAUDITED)
                                                            THREE MONTHS
                                                         ENDED SEPTEMBER 30,
                                                     -------------------------
                                                         1995           1994
                                                     -----------   -----------
REVENUE                                              $ 2,667,417   $ 2,547,508
DIRECT COSTS                                           1,208,335     1,018,053
                                                     -----------   -----------
  Gross profit                                         1,459,082     1,529,455
                                                     -----------   -----------

EXPENSES:
  General and administrative                             440,945       357,299
  Marketing and selling                                  536,276       421,765
  Research and development                               114,305       103,810
                                                     -----------   -----------
                                                       1,091,526       882,874
                                                     -----------   -----------

INCOME FROM OPERATIONS                                   367,556       646,581

OTHER INCOME - NET                                        92,835        51,008
                                                     -----------   -----------

INCOME  BEFORE PROVISION
FOR INCOME TAXES                                         460,391       697,589

PROVISION FOR INCOME TAXES                                30,000        24,300

                                                     -----------   -----------
NET INCOME                                           $   430,391   $   673,289
                                                     ===========   ===========

NET INCOME PER COMMON SHARE
AND COMMON EQUIVALENT SHARE                          $      0.02   $      0.03
                                                     ===========   ===========

WEIGHTED AVERAGE COMMON SHARES AND
COMMON SHARE EQUIVALENTS OUTSTANDING                  21,637,380    21,048,643
                                                     ===========   ===========

See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                        PSYCHEMEDICS CORPORATION
                     CONDENSED STATEMENTS OF INCOME
                               (UNAUDITED)

                                                                NINE MONTHS
                                                             ENDED SEPTEMBER 30,
                                                         -------------------------
                                                             1995           1994
                                                         -----------   -----------
REVENUE                                                  $ 7,735,816   $ 6,420,766
DIRECT COSTS                                               3,453,336     2,711,604
                                                         -----------   -----------
      Gross profit                                         4,282,480     3,709,162
                                                         -----------   -----------

EXPENSES:
      General and administrative                           1,279,635       998,493
      Marketing and selling                                1,356,536     1,181,768
      Research and development                               325,965       303,912
                                                         -----------   -----------
                                                           2,962,136     2,484,173
                                                         -----------   -----------

INCOME FROM OPERATIONS                                     1,320,344     1,224,989

OTHER INCOME - NET                                           268,866        81,751
                                                         -----------   -----------

INCOME  BEFORE PROVISION
FOR INCOME TAXES                                           1,589,210     1,306,740

PROVISION FOR INCOME TAXES                                   104,300        45,500

                                                         -----------   -----------
NET INCOME                                               $ 1,484,910   $ 1,261,240
                                                         ===========   ===========

NET INCOME PER COMMON SHARE
AND COMMON EQUIVALENT SHARE                              $      0.07   $      0.07
                                                         ===========   ===========

WEIGHTED AVERAGE COMMON SHARES AND
COMMON SHARE EQUIVALENTS OUTSTANDING                      20,860,213    18,817,093
                                                         ===========   ===========

See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                            PSYCHEMEDICS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                                      NINE MONTHS
                                                                   ENDED SEPTEMBER 30,
                                                               ------------------------
                                                                   1995         1994
                                                               -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $ 1,484,910   $1,261,240
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                  411,916      310,500
    Changes in assets and liabilities:
     Receivables                                                  (284,328)    (196,208)
     Laboratory supplies                                           (93,020)      (5,024)
     Prepaid expenses and other current assets                     (74,897)     (43,152)
     Accounts payable                                               48,408      (66,729)
     Accrued expenses                                               61,966       13,028
                                                               -----------   ----------
       Net cash provided by operating activities                 1,554,955    1,273,655
                                                               -----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments - net                        (89,538)         -
  Purchases of equipment and leasehold improvements               (813,945)    (261,996)
  Increase in other assets - net                                   (44,473)     (29,097)
                                                               -----------   ----------
       Net cash used in investing activities                      (947,956)    (291,093)
                                                               -----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net principal payments on obligations under
    capital leases                                                (113,616)    (103,559)
  Net proceeds from the issuance of
    common stock                                                 1,005,198    4,148,394
  Net cash used to repurchase common stock                      (1,634,179)         -
                                                               -----------   ----------
       Net cash (used in) provided by financing activities        (742,597)   4,044,835
                                                               -----------   ----------


NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS               (135,598)   5,027,397
CASH AND CASH EQUIVALENTS, beginning of period                     544,776    1,001,939
                                                               -----------   ----------
CASH AND CASH EQUIVALENTS, end of period                       $   409,178   $6,029,336
                                                               ===========   ==========

See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                            PSYCHEMEDICS CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                               September 30, 1995

 1. The financial information furnished herein is unaudited; however, in the opinion of management, it reflects all adjustments which are necessary to fairly state the Company's financial position at September 30, 1995 and December 31, 1994 and the results of its operations and cash flows for the periods ended September 30, 1995 and 1994. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and included in the financial statements are certain amounts based on management's estimates and judgments.

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

 3.  The following presents supplementary cash flow data:


                                         Nine Months
                                     Ended September 30,
                                     -------------------
                                       1995       1994
                                       ----       ----
     Cash paid
     for interest                    $ 8,500     $19,847

     Cash paid for
     income taxes                    $86,695     $15,628

 Item 2

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
                             ---------------------

 REVENUE

 Revenue for the third quarter of 1995 was $2,667,417, an increase of 5% over the $2,547,508 reported for the third quarter of 1994. Revenue for the nine month period ended September 30, 1995 was $7,735,816 an increase of 20% over the $6,420,766 reported for the comparable period of 1994. The revenue increases result primarily from the addition of new customers and expanding volume from the Company's existing customer base.

 DIRECT COSTS AND EXPENSES

 The following table sets forth the direct costs of revenue, general and administrative expenses, marketing and selling expenses and research and development expenses as a percentage of revenue.


                                               Three Months               Nine Months
                                            Ended September 30,       Ended September 30,
                                            -------------------       -------------------
                                             1995         1994         1995         1994
                                             ----         ----         ----         ----
            Direct costs                      45%         40%          45%          42%
            General and administrative        17%         14%          17%          16%
            Marketing and selling             20%         17%          18%          18%
            Research and development           4%          4%           4%           5%

 Direct Costs

 Direct costs were $1,208,335 $1,018,053, $3,453,336 and $2,711,604 for the
 three and nine month periods ended September 30, 1995 and 1994, respectively. The increase in direct costs in 1995 is attributable to increased production space and staffing in 1995 to position the Company to handle anticipated
 volume increases in future periods.   Direct costs as a percentage of revenue
 were higher for the three and nine month periods ended September 30, 1995 as compared to the comparable periods in 1994 primarily due to increased production space and staffing undertaken in response to expanded business and anticipated growth for the balance of 1995 and 1996.

 General and Administrative Expenses

 General and Administrative expenses were $440,945, $357,299, $1,279,635, and $998,493 for the three and nine month periods ended September 30, 1995 and 1994, respectively. The increase in general and administrative expenses in the 1995 periods as compared to the same periods in 1994 is primarily due to higher expenses incurred as a result of expansion of the Company' s business during the periods.

 Marketing and Selling Expenses

 Marketing and selling expenses were $536,276, $421,765, $1,356,536, and $1,181,768 for the three and nine month periods ended September 30, 1995 and 1994, respectively. Marketing and selling expenses increased in each period in 1995 as compared to 1994 due primarily to increased marketing activities related to our core corporate services and the introduction of the Company's new personal drug testing service, PDT-90.

 Other Income (Expense) - Net

 Other income for the three and nine month periods ended September 30, 1995 and 1994 results primarily from interest income from the Company's invested cash balances. The increase in both the three and nine month periods ended September 30, 1995, as compared to comparable periods in 1994, is due primarily to the larger invested balances in 1995.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

 The Company's cash and investment balances at September 30, 1995 amounted to $6,619,169. Cash generated from operations in the first nine months of 1995 was $1,554,955. The Company also received $4,213,194 and $1,005,198 of net proceeds from the exercise of warrants and stock options during the year ended December 31, 1994 and the nine month period ended September 30, 1995, respectively.

 Management believes that cash generated from operations, together with proceeds from such warrants and option exercises, should be adequate to fund anticipated working capital requirements. Depending upon the Company's results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional capital.


 Working capital at September 30, 1995 amounted to $8,051,234 as compared to $7,657,838 at December 31, 1994.

 The Company's capital expenditures were $813,945 for the first nine months of 1995. Capital expenditures for 1995 are expected to be approximately $1,000,000 and are expected to be funded through cash generated from operations and from existing cash reserves.

 In December 1994, the Company's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock. This program is a direct result of the Company's solid financial condition and cash-generating capability, and it was authorized after evaluating various alternatives to enhance long-term shareholder value. As of September 30, 1995, the Company had purchased 499,487 shares of common stock for approximately $1,634,000.

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

                                     Psychemedics Corporation

 Date: November 14, 1995             By: /s/ Raymond C. Kubacki, Jr.
                                         ---------------------------
                                     Raymond C. Kubacki, Jr.
                                     President and Chief Executive Officer




 Date: November 14, 1995             By: /s/ Bruce M. Stillwell
                                         ----------------------
                                     Bruce M. Stillwell
                                     Vice President, Controller

                            PSYCHEMEDICS CORPORATION

                                     10-QSB

                                 EXHIBIT INDEX
                                 -------------

 Exhibit
 Number                              Description
 ------                              -----------
 11                                  Calculation of shares used in determining
                                     net income per share

 27                                  Financial Data Schedule