Form 10KSB
period 1995-12-31
PSYCHEMEDICS CORP
filed 1996-04-01
CIK 806517

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB

       Annual report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                 For the fiscal year ended December 31, 1995

                       Commission file number: 1-13738

                           PSYCHEMEDICS CORPORATION
            (exact name of registrant as specified in its charter)

             Delaware                                      58-1701987
- ---------------------------------------------   -------------------------------
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
          or organization)                                     No.)


1280 Massachusetts Ave., Cambridge, MA                  02138
- -----------------------------------------             ---------
(Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: 617-868-7455

         Securities registered pursuant to Section 12(b) of the Act:

                        Common Stock, $.005 Par Value
                         -----------------------------
                               (Title of class)

       Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES (X) NO ( )

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ( )

        The registrant's revenue for the year ended December 31, 1995 was $10,110,934.

   On March 22, 1996 the aggregate market value of the voting stock held by non-affiliates of the registrant was $71,292,876 and 19,752,868 shares of Common Stock, $.005 par value, were outstanding at such date.

                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------

Part III - Portions of the Registrant's Proxy Statement relative to the 1996 Annual Meeting of Stockholders to be held on May 7, 1996.

                                     PART I

Item 1.   Business
- ------------------

GENERAL

Psychemedics Corporation ("the Company") is a Delaware corporation organized on September 24, 1986 to provide testing services for the detection of abused substances through the analysis of hair samples. The Company's testing methods utilize a patented technology for performing immunoassays on enzymatically dissolved hair samples with confirmation testing by gas chromatography/mass spectrometry ("GC/MS").

The Company's first application of its patented technology is a testing service which screens for the presence of certain drugs of abuse in hair. The application of radioimmunoassay procedures using hair differs from the more widely used application of radioimmunoassay procedures using urine samples. The Company's tests provide quantitative information which indicates the approximate amount of drug ingested as well as historical data which can show a pattern of individual drug use over a period of time. This information is useful to employers in both applicant and employee testing, to physicians, treatment professionals, law enforcement agencies, to the insurance industry and to other individuals and entities engaged in any business where drug use is an issue. The Company provides commercial testing and confirmation by GC/MS using industry accepted practices for cocaine, marijuana, PCP, methamphetamine, and opiates. In addition, the Company has developed a test for methadone for use in the treatment industry.

Testing services are currently performed at the Company's laboratory at 5832 Uplander Way, Culver City, California. The Company's services are marketed under the name RIAH[Registered Trademark] (Radioimmunoassay of Hair), a registered service mark.

DEVELOPMENT OF RADIOIMMUNOASSAY OF HAIR

The application of special radioimmunoassay procedures to the analysis of hair was initially developed in 1978 by the founders of the Company, Annette Baumgartner and Werner A. Baumgartner, Ph.D. The Baumgartners demonstrated that when certain chemical substances enter the bloodstream, the blood carries them to the hair where they become "entrapped" in the protein matrix in amounts roughly proportional to the amount ingested. The Company's drugs of abuse testing procedure involves washing the hair sample to clean it of surface contaminants and then subjecting the cleaned hair sample to the Company's unique proprietary process which involves the direct analysis of liquefied hair samples by radioimmunoassay procedures utilizing special reagents and antibodies. The antibodies detect the presence of a specific drug or metabolite in the liquefied hair sample by reacting with the drug present in the sample solution and an added radioactive analog of the drug. The resulting antibody-drug complex is precipitated and analyzed. The amount of drug present in the sample is inversely proportional to the amount of radioactive analog in the precipitate. Depending upon both the length of hair and the hair growth rate (hair grows approximately
1.3 centimeters per month), the Company is able to provide historical information on drug use by the person from whom the sample was obtained. Another testing option involves sectional analysis of the hair sample. In this procedure, the hair is sectioned lengthwise to approximately correspond to certain time periods. The sections are then labeled by time period, which allows the Company to provide trend information on drug use. When quantitative results of this test are reported and compared to dose correlation graphs, information is provided about the individual's approximate drug usage during the period being tested.

VALIDATION OF THE COMPANY'S PROPRIETARY TESTING METHOD

The process of analyzing human hair for the presence of drugs using the Company's patented method has been the subject of over fifty scientific field studies since 1990. Results from the studies that have been published or accepted for publication in scientific journals are generally favorable to the Company's technology. These studies were performed with the following organizations: Citizens for a Better Community Court, Columbia University, Koba Associates-DC Initiative, Harvard Cocaine Recovery Project, Hutzel Hospital, ISA Associates (Interscience America)-NIDA Workplace Study, University of California-Sleep State Organization, Maternal/Child Substance Abuse Project, Matrix Center, National Public Services Research Institute, Narcotic and Drug Research Institute, San Diego State University-Chemical Dependency Center, Spectrum Inc., Stapleford Centre (London), Task Force on Violent Crime (Cleveland, Ohio); University of Miami-Department of Psychiatry, University of Miami-Division of Neonatology, University of South Florida-Operation Par Inc., University of Washington, VA Medical Center-Georgia, U.S. Probation Parole-Santa Ana. The above studies include research in the following areas: prenatal, treatment evaluation, workplace drug use, and the criminal justice system. Many of the studies have been funded by the National Institute of Justice or the National Institute on Drug Abuse ("NIDA").

An additional independent evaluation of the technology, favorable to the Company's services, has been performed by submission of blind samples by Dr. Robert DuPont, President of the Institute of Behavior and Health, Inc., the first Director of the National Institute on Drug Abuse and presently Chairman of the Company's Scientific Advisory Board. Some of the Company's customers have also completed their own testing to validate the Company's proprietary hair testing method as a prelude to utilizing the Company's services. These studies have consistently confirmed the Company's superior detection rate. When the results from utilizing the Company's patented hair testing method were compared to urine results in side-by-side evaluations, 5 to 10 times as many drug abusers were accurately identified with the Company's proprietary method. In addition to these studies, the Company is now performing testing for over 600 clients.

During 1995, the Company's patented method was applied as a research tool in several new investigative areas, including: a study on the effects of cocaine use during pregnancy by the National Institute of Drug Abuse; a collaborative research study on drug abuse by juvenile arrestees and homeless populations by Cleveland State University and the University of South Florida; a study of brain function in cocaine-exposed infants by the Neurological Institute at Columbia University; and further research on drug abuse and treatment in criminal justice populations in Texas, Louisiana, California, Oregon and Massachusetts.

ADVANTAGES OF USING THE COMPANY'S PATENTED METHOD

The Company asserts that hair testing using its patented method confers substantive advantages relative to existing means of drug detection through urinalysis. Although urinalysis testing can provide accurate drug use information, the scope of the information is short-term and is generally limited to the type of drug ingested within a few days of the test. Studies published in many scientific publications including NIDA RESEARCH MONOGRAPH and the JOURNAL OF FORENSIC SCIENCES have indicated that cocaine, PCP, opiates, and methamphetamine disappear from urine within 72 to 96 hours of use, and that marijuana typically takes a week or more.

In contrast to urinalysis testing, hair testing using the Company's patented method provides long-term historical drug use information resulting in a significantly wider "window of detection." This "window" may be three months or longer depending on the length of the hair sample. The Company's standard test offering, however, uses a 3.9 centimeter length; therefore, it measures use for approximately the previous 90 days.

This wider window of detection enhances the detection efficiency of hair analysis, particularly in pre-employment testing. Hair testing not only identifies more drug users, but also uncovers patterns and severity of drug use, information most helpful in determining the scope of an individual's involvement with drugs and serves as a deterrent against the use of drugs. Hair testing using the Company's patented method greatly reduces the incidence of "false negatives" associated with evasive measures typically encountered with urinalysis testing. Urinalysis test results are impacted adversely by excessive fluid intake prior to testing as well as adulteration of the sample. Moreover, a drug user who abstains from use for a few days prior to urinalysis testing can usually escape detection. Hair testing is effectively free of these problems as it cannot be thwarted by evasive measures typically encountered with urinalysis testing. It is also attractive to customers since sample collection is typically performed under close supervision yet is less intrusive and embarrassing for test subjects.

Hair testing using the Company's patented method (with GC/MS confirmation) further reduces the prospects of error in conducting drug detection tests. Urinalysis testing is more susceptible to problems such as "evidentiary false positives" resulting from passive drug exposure (e.g. poppy seeds.) In the event a positive urinalysis test result is challenged based on passive exposure, the only remedy is a newly collected sample. Depending on the drug usage of the forewarned individual prior to the date of the newly collected sample, a re-test may yield a negative result when using urinalysis testing because of temporary abstention. In contrast, when the Company's hair testing method is offered on a repeat hair sample the individual suspected of drug use cannot as easily affect the results because historical drug use data remain locked in the hair fiber.

DISADVANTAGES OF HAIR TESTING

There are some disadvantages of hair testing as compared to drug detection through urinalysis. Because hair starts growing below the skin surface, drug ingestion evidence does not appear in hair above the scalp until five to seven days after use.

Thus, hair testing is not suitable for use in "for cause" testing such as is done in connection with an accident investigation. It does, however, provide a drug history which can complement urinalysis information in "for cause" testing.

Currently, radioimmunoassay testing using hair samples under the Company's patented method is only practiced by Psychemedics Corporation. The absence of widespread familiarity and use of hair testing may adversely impact the Company's revenue growth.

The Company's prices for its tests are generally somewhat higher than prices for comparable tests using urinalysis, but the Company believes that its superior detection rates provide more value to the customer. This pricing policy could, however, adversely impact the growth of the Company's sales volume.

PATENTS

In December 1987, Dr. Werner A. Baumgartner, the Company's founder and Director of Research and Development, with the assistance of the Company's patent counsel, filed the first in a series of patent applications in the U.S. Patent and Trademark Office on his inventions relating to radioimmunoassay using hair. In 1994, U.S. Patent No. 5,324,642 (the "642 Patent") was issued to the Company. This is a broad patent for the universal drug extraction procedure and immunoassay technology for the detection of drugs in hair specimens. In 1995, the Company was granted an additional patent covering Dr. Baumgartner's inventions pertaining to the immuno chemical screening assay for marijuana, which is the most difficult drug to detect. Dr. Baumgartner has continued his research, and the Company has pending two additional patent applications in the U.S. Patent and Trademark Office with respect to his inventions relating to procedures using hair. The Company believes that additional patents will be granted as a result of Dr. Baumgartner's pending patent applications although there can be no assurance that any such additional patents will be granted.

Pursuant to an agreement dated January 1987, Werner A. Baumgartner and Annette Baumgartner granted to the Company an exclusive royalty-free worldwide license of all of their rights in and to their inventions relating to radioimmunoassay using hair.

Most of Dr. Baumgartner's research on the inventions covered by the 642 patent was conducted while he was employed by the Veteran's Administration Hospital ("VA"). Dr. Baumgartner has, therefore, also granted to the U.S. government, for all Governmental purposes, a nonexclusive, irrevocable, royalty-free license to use the basic invention during the term of the patent with respect to such invention.

Certain aspects of the Company's hair analysis method are based on trade secrets owned by the Company. The Company's ability to protect the confidentiality of these trade secrets is dependent upon the Company's internal safeguards and upon the laws protecting trade secrets and unfair competition. In the event that patent protection or protection under the laws of trade secrets were not sufficient and the Company's competitors succeeded in duplicating the Company's products, the Company's business could be materially adversely affected.

TARGET MARKETS

1.  Industry

The Company has focused its primary marketing efforts on the private sector. The Company believes that the market for job applicant and employee testing will yield the most immediate beneficial impact to the business of the Company and assist in establishing a regular client base.

The number of businesses using drug testing to screen job applicants and employees has increased significantly in the last eight years. The 1995 American Management Association (AMA) survey indicated that 78% of surveyed firms were engaged in some form of drug testing, a 261% increase since the initial AMA survey in 1987. The prevalence of drug screening programs reflects a growing concern that drug use contributes to employee health problems and costs (increased absenteeism, reduced productivity, etc.) and in certain industries, safety hazards. It has been estimated that the cost to industry in terms of health care costs and lost productivity is at least $60 billion annually.

The principal criticism of employee drug screening programs centers on the effectiveness of the testing program. Most private sector screening programs use urinalysis. Such programs are susceptible to evasive maneuvers and the inability to obtain identical repeat samples in the event of a challenged result.

Moreover, many employers, to accommodate concerns of their employees and to avoid infringement of employee privacy rights, conduct their programs on a pre-announced schedule, thereby providing an opportunity for many drug users to abstain in order to escape detection.

The Company presents its patented hair analysis method to potential clients as a better technology well suited to employer needs. Field studies and actual client results support the accuracy and effectiveness of the Company's patented technology and its ability to detect even casual drug use. The historical aspect of the Company's patented method as well as the Company's ability to provide correlation of the measured drug with approximate amount of ingestion, furnish an employer with greater flexibility in assessing the scope of an applicant's or an employee's drug problem.

The Company provides clients confirmation of positive results through GC/MS. The use of GC/MS is an industry accepted practice used to confirm positive drug test results of an initial screen. In an employment setting, GC/MS confirmation is typically used prior to the taking of any disciplinary action against an employee. The Company offers its clients a five-drug screen with GC/MS confirmation of cocaine, PCP, marijuana, methamphetamine, and opiates.

2. Home Use

In 1995, the Company began marketing "PDT-90", its hair testing service to parents concerned about drug use by their children. It allows parents to collect a small sample from their child in the privacy of the home and have it tested for drugs of abuse by the Company. The PDT-90 testing service uses the same patented method that is used with the Company's workplace testing service. The Company commenced a marketing campaign in the third quarter of 1995 for the new service.

3.  Medical

The Company has developed a medical market for its proprietary hair testing method consisting mostly of testing services for use by treatment professionals for drug recovery programs and prenatal care.

In the drug treatment area, the Company's patented method can be used by treatment professionals to obtain reliable background information on drug use, information most critical in structuring an individual's recovery program. With present drug detection tests, this information is obtained from self-reporting, an approach generally deemed unreliable for various reasons, including reluctance to discuss the nature of one's drug habit, memory failure, and unknown substance purity. As a follow-up to a rehabilitation process, the Company's patented method can provide additional support by generating feedback to individual physicians, psychiatrists and therapists on the success of their methods. The utility of the Company's technology in monitoring recovery after discharge from employee assistance programs has been demonstrated by the Company's customers. The Company's recently developed methadone test can also assist treatment professionals in their treatment efforts.

The Company has engaged in, and continues to engage in, studies supporting the utility of its patented hair analysis method in the evaluation of drug use during pregnancy and the corresponding treatment of newborns. Studies are under way at Hutzel Hospital, University of Washington, Columbia University, University of Miami, National Public Services Research Institute, University of California-Sleep State Organization and Maternal/Child Substance Abuse Project. The Company expects that these cost-benefit and application studies will demonstrate the utility of its proprietary screen in the prenatal market.

SALES AND MARKETING

The Company markets its drug testing services primarily through its own direct sales force. The Company's in-house efforts are supplemented by a limited network of independent sales representatives who are thoroughly trained by the Company. For both its business-to-business and consumer direct services, the Company has undertaken an integrated marketing campaign to enhance the market presence within each respective segment.

COMPETITION

The Company competes directly with numerous commercial laboratories which test for drugs through urinalysis testing. Most of these laboratories, such as Laboratory Corporation of America, SmithKline Beecham Clinical Laboratories and MetPath, Inc. have substantially greater financial resources, market identity, marketing organizations, facilities, and numbers of personnel than the Company. The Company has been steadily increasing its base of corporate customers and believes that future success with new customers is dependent on the Company's ability to communicate the advantages of implementing a drug program utilizing the Company's patented hair analysis method.

The Company's ability to compete is also a function of pricing. The Company's prices for its tests are generally somewhat higher than prices for comparable tests using urinalysis. However, the Company believes that its superior detection rates, coupled with the customer's ability to test less frequently due to hair testings' wider window of detection (approximately 90 days verses approximately three days with urinalysis) provide more value to the customer. This pricing policy could, however, lead to slower sales growth for the Company.

The Company is not aware of any other laboratories with a hair analysis technology that is comparable in effectiveness to the Company's proprietary procedures. The Company is aware of two laboratories which operate in certain limited employment testing markets and which purport to test hair samples using a method, which the Company presumes, includes the use of a form of immunoassay procedures. The Company, however, does not believe that effective immunoassay testing of hair samples is currently feasible on a commercial basis without using the Company's unique patented method.

GOVERNMENT REGULATION

The Company is licensed as a Clinical Laboratory by the State of California as well as certain other states. All tests are performed according to the standards established by the Clinical Laboratories Improvement Act and the College of American Pathologists. Presently there are no other regulations required for the operation of a clinical laboratory in the State of California.

A substantial number of states regulate drug testing. The scope and nature of such regulation varies greatly from state to state. In some states, a clinical laboratory such as the Company is required to satisfy certain requirements as a precondition to the laboratory's certification or right to perform drug testing services with respect to specimens taken in such state. The legislation or regulations in other states will, in some instances, limit testing to certain matrixes ("matrix" refers to the substance, blood, urine, hair, etc., which is tested for the presence of drugs). The Company seeks, through participation in the legislative and regulatory process, to influence the legislative and regulatory agencies of those few states whose statutes have been interpreted to not include the testing of hair.

In August 1995, the United States Food and Drug Administration ("FDA") issued a Warning Letter to the Company pertaining to PDT-90, the drug testing service which the Company introduced in July 1995 as a testing service for parents concerned about drug use by their children. The FDA claimed that the collection envelope the Company distributed as part of the PDT-90 testing service constituted a "medical device" under the Federal Food Drug and Cosmetic Act, as amended (the "FDC Act"), and that, because the Company did not seek the approval or permission of the FDA to market the envelope, it was therefore adulterated and misbranded under the FDC Act.

In its response, the Company stated its position that the collection envelope is not a medical device under the FDC Act. However, in order to expeditiously resolve the matter with the FDA, the Company submitted a 510(k) premarket notification to the FDA on September 27, 1995 seeking a determination from the FDA that the collection envelope is substantially equivalent to collection envelopes which previously received 510(k) premarket clearance and were currently being commercially marketed. In November 1995, the FDA issued a "Not Substantially Equivalent" ("NSE") determination in response to the Company's 510(k) submission and classified PDT-90 as a Class III device under the FDC Act.

In December 1995, the Company filed suit against the FDA in the United States Court of Appeals for the First Circuit seeking to overturn the FDA's NSE determination. In March 1996, the FDA agreed to withdraw the Warning Letter and the NSE determination in exchange for the Company's dismissal of its suit against the FDA. The FDA also confirmed its decision not to actively regulate PDT-90 and not to pursue enforcement action on any of the grounds contemplated in the Warning Letter.

SCIENTIFIC ADVISORY BOARD

The Company has established a Scientific Advisory Board which consults with management of the Company to examine and evaluate the progress of the Company's research and development activities, to promote independent validation studies of the Company's patented hair analysis method technology, and to assist in accelerating acceptance of the technology in both the public and private sectors. Members of the Scientific Advisory Board are compensated at the rate of $1,000 per day for each meeting attended plus reimbursement for out-of-pocket expenses. The Chairman of the Scientific Advisory Board is Dr. Robert DuPont. Dr. DuPont's career has included numerous positions in the psychiatric and substance abuse field, including Director, Special Action Office for Drug Abuse Prevention - The White House; the first Director, National Institute on Drug Abuse; President, American Council for Drug Education; and President, Phobia Society of America. Dr. DuPont has received several national awards and presently serves as President: Institute for Behavior and Health, Inc.; Vice President, Bensinger, DuPont and Associates, a national drug and alcohol abuse consulting firm; and he maintains a private practice in psychiatry. Dr. DuPont has also been granted options to acquire shares of the Company's common stock. Other members of the Scientific Advisory Board are Edward C. Senay, M.D., a Professor in the Department of Psychiatry at the University of Chicago, and Arthur McBay, Ph.D., a Forensic Toxicologist and former Professor of Pharmacy at the University of North Carolina.

RESEARCH AND DEVELOPMENT

The Company is continuously engaged in research and development activities. During the years ended December 31, 1995, 1994 and 1993, $436,385, $406,345 and
$352,784, respectively, were expended for research and development.

The Company's research includes "controlled studies" to determine the advantages of hair testing in the medical, forensic and criminal justice markets. The Company has also furnished technical assistance to several distinguished independent researchers whose studies have been funded through government grants. Many such studies are currently in progress. The Company continues to conduct its own research toward the development of new inventions, services and products derived from the Company's patented technology.

SOURCES AND AVAILABILITY OF RAW MATERIALS

Since its inception, the Company has purchased raw materials for its laboratory services from outside suppliers. The most critical of these raw materials are the antibodies and radio-labeled drugs. If suitable radio-labeled drugs become unavailable, or available only at prohibitive cost, the Company would have to allocate sufficient resources to produce its own radio-chemical supplies. The Company estimates that it would have to expend approximately $200,000 for capital additions to produce its own supply. Thereafter, direct costs for such raw materials would likely decrease.

PRINCIPAL CUSTOMER

The Company's major customer, Blockbuster Entertainment Group ("Blockbuster"), a division of Viacom, Inc., accounted for approximately 21% of the Company's drug testing sample volume and approximately 18% of the Company's revenue during the year ended December 31, 1995. The Company's agreement with Blockbuster is terminable at will by either party and the loss of Blockbuster as a customer could have a material adverse effect on the Company. However, the Company believes that its relations with Blockbuster are satisfactory.

EMPLOYEES

As of December 31, 1995, the Company had 79 full-time equivalent employees, of which four full-time employees were in research and development. None of the Company's employees is subject to collective bargaining agreements.

Item 2.   Properties.
- ---------------------

The Company maintains its corporate office and northeast sales office at 1280 Massachusetts Avenue, Cambridge, Massachusetts; the office is leased through September 1998.

The Company leases 18,000 square feet of space in Culver City, California, for sales, customer service and laboratory purposes. This facility is leased through December 31, 1997 with an option to renew for an additional five years.

Item 3.   Legal Proceedings.
- ----------------------------

The Company's dispute with the Food and Drug Administration is described above under Business Government Regulation. The Company is involved in various other suits and claims in the ordinary course of business. The Company does not believe that the disposition of any such suits or claims will have a material adverse effect on the continuing operations or financial position of the Company.

Item 4.   Submission of Matters To Vote of Security Holders.
- ------------------------------------------------------------

Not applicable.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Shareholder
- -----------------------------------------------------------------------
          Matters.
          --------

The Company's common stock has been traded on the American Stock Exchange under the symbol "PMD" since April 27, 1995. Prior to such date, the stock was traded on the NASDAQ Small-Cap Market under the symbol "PCMC". The following table sets forth for the periods indicated the range of prices for the Company's common stock as reported by the National Quotation Bureau, Inc. (through April 26,
1995) and as reported by the American Stock Exchange thereafter. As of March 22, 1996, there were 549 recordholders of the Company's common stock.


Calendar Period                           High                      Low
- ---------------                         ----------                 ------
1995
- ----
First Quarter                            3 7/16                     2 1/2
Second Quarter                           3 3/8                      2 5/8
Third Quarter                            9                          3 3/8
Fourth Quarter                           6                          4 3/4

1994
- ----
First Quarter                            4 1/6                      2
Second Quarter                           4                          3 1/8
Third Quarter                            4 1/8                      3 1/6
Fourth Quarter                           3 15/16                    2 7/8


The Company has paid no cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

Item 6.  Management's Discussions and Analysis of Financial Condition
- -------------------------------------------------------------------
         and Results of Operations.
         --------------------------

The following Selected Financial Data for the years ended December 31, 1995, 1994 and 1993 have been derived from the financial statements of the Company as audited by Arthur Andersen LLP, the Company's independent public accountants. This Selected Financial Data should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and related notes thereto included elsewhere in this Report.


                                                    As of and for the Periods Ended
                                                    -------------------------------
                                                  (In thousands except per share data)
                                                              December 31,
                                                  ------------------------------------

                                                 1995               1994            1993
                                                 ----               ----            ----

Revenue ............................            $10,111            $8,734          $6,576

Gross profit .......................              5,407             5,037           3,886

Income from operations .............              1,301             1,742             987

Net income .........................              1,559             1,831             953

Net income per common and common
  equivalent share .................                .07               .09             .05


REVENUE

The year ended December 31, 1995 was another record year for revenue. Revenue was $10,110,934 in 1995 as compared to $8,734,156 in 1994 and $6,575,553 in
1993, representing an increase of 16% in 1995 and 33% in 1994. These increases were due primarily to the addition of new clients and expanded volume from existing clients in targeted industries such as gaming, manufacturing, service, retail and mining. Revenue included $1,822,000, $2,059,000 and $1,283,000 from Blockbuster in 1995, 1994 and 1993, respectively. The decrease in revenue attributable to Blockbuster in 1995 was due to both lower volume of testing and a reduced selling price. There can be no assurance that Blockbuster's testing volume and the Company's resulting revenue derived from Blockbuster will reach the same levels in 1996 as in 1995.

DIRECT COSTS AND EXPENSES

The following table sets forth the direct costs of revenue as a percentage of revenue and general and administrative expenses, marketing and selling expenses and research and development expenses as a percentage of revenue for the years ended December 31:

                                               1995          1994         1993
                                               ----          ----         ----

Direct costs                                    47%           42%          41%
General and administrative expenses             18%           15%          17%
Marketing and selling expenses                  19%           18%          22%
Research and development expenses                4%            5%           5%


Direct Costs

Direct costs for the year ended December 31, 1995 were $4,703,517 as compared to $3,696,944 in 1994 and $2,689,835 in 1993. The increases of $1,006,573 and
$1,007,109 in 1995 and 1994, respectively, are due primarily to increases in the volume of samples tested in each such period. The increase in direct costs as a percentage of revenue in 1995 as compared to 1994 is primarily the result of increases in laboratory personnel and the expansion of the Company's laboratory in February 1995.

General and Administrative Expenses

General and Administrative Expenses were $1,795,039, $1,342,653 and $1,111,524 for the years ended December 31, 1995, 1994 and 1993, respectively. The $452,386 increase in 1995 was due primarily to the higher costs incurred by the Company as a result of its continued growth, principally salaries and legal and regulatory expenses. The $231,129 increase in 1994 was also due primarily to the higher costs incurred by the Company as a result of its growth.

Marketing and Selling Expenses

Marketing and Selling Expenses for the year ended December 31, 1995 were $1,874,862 as compared to $1,546,084 in 1994 and $1,434,508 in 1993. The increase in 1995 of $328,778 was due primarily to increased marketing expenses related to the introduction of "PDT-90". The $111,576 increase in 1994 as compared to 1993 was due primarily to the increased marketing expenses.

Research and Development Expenses

Research and Development Expenses were $436,385 in 1995 as compared to $406,345 in 1994 and $352,784 in 1993. The Company continues to expand its research efforts to develop new products and services utilizing the Company's proprietary technology. Additional research using the Company's proprietary technology is being conducted by outside research organizations through government-funded studies.

OTHER INCOME (EXPENSE)

Interest income in 1995, 1994 and 1993 resulted primarily from temporary investments of cash derived from operations, the exercise of stock options and warrants and from the Company's various private equity placements. The decline in interest expense in 1995 and 1994 results from the repayment of capital lease obligations attributable to the financing of certain equipment purchase in 1993 through capital lease arrangements.

NET INCOME

Net income for December 31, 1995, 1994 and 1993 was $1,558,686, $1,831,230 and
$953,108, respectively. The decrease in 1995 was primarily due to higher direct costs and increased general and administrative expenses. The provision for income taxes in 1995 and 1994 represents the alternative minimum tax due, as required by the Internal Revenue Code. The Company has total net operating loss carryforwards at December 31, 1995 of approximately $4,973,000 available to offset future federal taxable income.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and investment balances at December 31, 1995 amounted to $5,473,383. Cash generated from operations in 1995 was $1,973,362. The Company also received $1,022,288 of net proceeds from the exercise of warrants and stock options in 1995.

Working capital at December 31, 1995 amounted to $6,788,513 as compared to $7,657,838 at December 31, 1994. The decrease of $869,325 during 1995 was due primarily to repurchases of Common Stock during the year.

Management believes that the proceeds from the exercise of outstanding options and warrants, together with future operating profits, should be adequate to fund anticipated working capital requirements. Depending upon the Company's results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional equity capital. Such sources could include joint ventures or additional private equity placements. There can be no assurance that such funds will be available on a favorable basis, if at all.

The Company's capital expenditures were $1,269,118 in 1995, $528,819 in 1994 and $785,758 in 1993. The increase in 1995 was primarily a result of expansion of the Company's laboratory facilities. Capital expenditures for 1996 are expected to be approximately $600,000 and are expected to be funded through cash generated from operations and from existing cash reserves.

In December 1994, the Company's Board of Directors authorized the repurchase of up to 1 million shares of the Company's common stock. During 1995, the Company purchased a total of 699,387 shares of Common Stock for $2,676,793. This program is a direct result of the Company's solid financial condition and cash-generating capability, and it was authorized after evaluating various alternatives to enhance long-term share owner value.

Item 7.   Financial Statements
- ------------------------------

The financial statements and financial statement schedules are incorporated by reference in this report on pages F-1 through F-12.

Item 8.   Changes in and Disagreements with Accountants on
- ----------------------------------------------------------
          Accounting and Financial Disclosure.
          ------------------------------------

None.

                                    PART III

Item 9.   Directors and Executive Officers of the Registrant.
- -------------------------------------------------------------


Following is a list that sets forth as of March 31, 1996 the names, ages and positions within the Company of all of the Executive Officers of the Company and the Directors of the Company. Each such director has been nominated for reelection at the Company's 1995 Annual Meeting, to be held on May 7, 1996.


NAME                              AGE         POSITION
- ----                              ---         --------

Raymond C. Kubacki, Jr.           51         Chief Executive
                                             Officer, President,
                                             Director

Werner A. Baumgartner, Ph.D.      60         Chairman of the
                                             Board, Director

A. Clinton Allen                  52         Vice Chairman of
                                             the Board, Director

Bruce M. Stillwell                34         Vice President,
                                             Treasurer, Controller

Donald J. Kippenberger, Ph.D.     49         Vice President-
                                             Laboratory Operations

Thomas Cairns, Ph.D., D.Sc.       55         Vice President-
                                             Technology Research
 & Development

William Thistle                   46         Vice President,
                                             General Counsel

Donald F. Flynn                   56         Director

John J. Melk                      59         Director

Frederick J. Weinert              48         Director


All Directors hold office until the next annual meeting of stockholders or until their successors are elected. Officers serve at the discretion of the Board of Directors.

Mr. Kubacki joined the Company in July 1991 as Director and as President and Chief Executive Officer. During the five years prior to joining the Company, he served as Vice President-National Accounts and Director of Sales and Marketing for Reliance COMM/TEC Corporation, a subsidiary of Reliance Electric Co.

Dr. Baumgartner, a founder of the Company, has served as Chairman of the Board and a Director of the Company since its organization in September 1986. Dr. Baumgartner has served as the Company's Director of Scientific and Regulatory Affairs since May 1989. Dr. Baumgartner received his Ph.D. in physical chemistry in 1963 from the University of New South Wales, Sydney, Australia, and has been engaged in physical and biophysical chemistry research since 1960, holding research and teaching positions at University of New South Wales; Long Beach State University; Jet Propulsion Laboratory at California Institute of Technology; University of California, Los Angeles; and University of Southern California. Dr. Baumgartner has been the director of the Radioimmunoassay and In Vitro Laboratory of the Nuclear Medicine Service, Veterans Administration Hospital, Wadsworth, Los Angeles, California, since 1976, serving in such capacity on a part-time basis since February 1987.

Mr. Allen is Chairman and Chief Executive Officer of A.C. Allen & Company, Inc., a financial services consulting firm located in Cambridge, Massachusetts. Mr. Allen currently serves as a director of The Forschner Group, Inc.; Victory Capital LLC; the Tigera Group, Inc.; and the SweetWater Corporation. He also serves as a director and Vice Chairman of The DeWolfe Companies, Inc. Mr. Allen has been a director of the Company since 1989.

Dr. Kippenberger joined the Company in January 1994 as Vice President of Laboratory Operations. From 1987 to 1990, he was the Technical Director of the Wiesbaden Forensic Toxicology Drug Testing Laboratory, one of the U.S. Army's largest drug testing laboratories. From 1990 to 1993 he served as the Forensic Toxicology Consultant to the U.S. Army Surgeon General, where he directed policy, technical operations and inspection oversight of the four U.S. Army toxicology drug testing laboratories. Dr. Kippenberger is a National Institute on Drug Abuse (NIDA) inspector.

Dr. Cairns joined the Company in July 1995 as Vice President of Technology Research & Development. An authority in the field of mass spectrometry, Dr. Cairns served as a Senior Research Scientist with the Food and Drug Administration during his 21-year tenure with that agency. He also served on the FDA Senior Science Counsel from 1991 to 1995 and served as Chairman of the FDA Science Forum from 1992 to 1995. In addition, Dr. Cairns holds an academic appointment with the University of Southern California as Adjunct Professor of Pharmaceutical Science, School of Pharmacy, and was recently appointed Science Advisor to the FDA.

Mr. Thistle joined the Company in September 1995 as Vice President and General Counsel. Prior to joining the Company, he served as Associate General Counsel for MGM Grand in Las Vegas from 1993 to 1995. From 1989 to 1993, Mr. Thistle was Associate General Counsel for Harrah's Casino Resorts.

Mr. Stillwell joined the Company in September 1995 as Vice President, Controller. In January 1996, he was elected Treasurer. Prior to joining the Company, he served in various positions including Controller for Organogenesis Inc. from 1988 to 1995. From 1983 to 1988, Mr. Stillwell was an auditor for Arthur Andersen LLP.

Mr. Flynn has been the sole stockholder and Chairman of the Board of Flynn Enterprises, Inc., a financial advisory and venture capital firm, since February 1988. Mr. Flynn also was Chairman of the Board from July 1992 until February 1996 and Chief Executive Officer from July 1992 until May 1995 of Discovery Zone, Inc., an operator of indoor entertainment and fitness facilities for children. On March 25, 1996, Discovery Zone, Inc. filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. From 1972 to December 1990, Mr. Flynn served in various positions with WMX Technologies, Inc. (formerly Waste Management, Inc.) including Senior Vice President and Chief Financial Officer. Mr. Flynn currently serves as a director of WMX Technologies, Inc. and its affiliated entities, Waste Management International plc and Wheelabrator Technologies, Inc. Mr. Flynn has been a director of the Company since 1989.

Mr. Melk currently serves as Chairman and Chief Executive Officer of H20 Plus, L.P., which develops and manufactures health and beauty products and distributes them through a company-owned chain of specialty retail stores, as well as over 300 wholesale/department stores. He also serves as Chairman of MW Partners, an investor in commercial and residential real estate investments. From 1987 to 1989, Mr. Melk was Vice Chairman of the Board of Blockbuster Entertainment Corporation. From 1971 to 1975, Mr. Melk was Vice President of Corporate Development for WMX Technologies and from 1975 to 1984 held the position of President of W.M.I. International, Ltd. based in London, England. He is a director of Republic Industries, Inc., and Extended Stay America, Inc. Mr. Melk has been a director of the Company since 1991.

Mr. Weinert serves as President of San Telmo, Inc. (investment and international development projects), Barrington Services Group (a business advisory firm and commercial real estate developer), Here's Hollywood, Inc. (a Blockbuster Video franchisee) and Vice President of H20 Plus, S.A. (a distributor of cosmetics, bath products and fragrances in Argentina, Chile and Uruguay). From June 1989 to February 1995 he was President of H20 Plus L.P., MW Partners, and Century Entertainment Ltd. Previous to that he was President of Waste Management International, Inc. from December 1983 to June 1989. For over 10 years he has served on the Business Advisory Council for the University of Dayton and also serves as a Director of Americas Cooperating for Health & Education. Mr. Weinert has been a director of the Company since 1991.

Item 10.  Executive Compensation.
- ---------------------------------

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 1996 Annual Meeting of Stockholders to be held on May 7, 1996 and is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
- -------------------------------------------------------------------------

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 1996 Annual Meeting of Stockholders to be held on May 7,1996 and is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions.
- ---------------------------------------------------------

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 1996 Annual Meeting of Stockholders to be held on May 7, 1996 and is incorporated herein by reference.


Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
- ---------------------------------------------------------------------------


(a) (1)  Financial Statements:                                  Page
                                                                ----
         Report of Independent Public Accountants                F-1

         Balance Sheets as of December 31, 1995 and 1994         F-2

         Statements of Income for the Years

         Ended December 31, 1995, 1994 and 1993                  F-3

         Statements of Shareholders' Equity for the Years

         Ended December 31, 1995, 1994 and 1993                  F-4

         Statements of Cash Flows for the Years

         Ended December 31, 1995, 1994 and 1993                  F-5

         Notes to Financial Statements                           F-6


    (2)  Exhibits -    (See the Index to Exhibits included
                         elsewhere in this report)

(b)      Reports on Form 8-K

         None

                            PSYCHEMEDICS CORPORATION

                                     10-KSB


                                Index to Exhibits
                                -----------------

Exhibit                                                                   Page or
Number                            Description                             Reference
- ------                            -----------                             ---------
3                    Articles of Incorporation and By-Laws
                     -------------------------------------

3.1                  Certificate of Incorporation filed                    A-3 (i)
                     September 24, 1986

3.2                  Amendment to Certificate of                           A-3 (ii)
                     Incorporation filed October 29, 1986

3.3                  Amendment to Certificate of                           B-3 (c)
                     Incorporation filed July 12, 1989

3.4                  Amendment to Certificate of                           G-4
                     Incorporation filed August 7, 1990

3.5                  Amendment to Certificate of                           J-4
                     Incorporation filed May 9, 1991

3.6                  By-Laws of the Company                                A-3 (iii)


4                    Instruments Defining the Rights of Security Holders
                     ---------------------------------------------------


4.1                  Specimen Stock Certificate                            A-4

4.3                  Form of Common Stock Purchase Warrant                 H-4
                     issued to investors on December 31, 1990

4.4                  Form of Common Stock Purchase Warrant                 I-4
                     issued to investors on March 28, 1991

4.5                  Form of Common Stock Purchase Warrant                 K-4
                     issued to the Placement Agent on
                     November 27, 1991

10                   Material Contracts
                     ------------------

10.1                 License Agreement  with Werner                        A-10 (v) *
                     Baumgartner, Ph.D. and Annette Baumgartner
                     dated January 17, 1987

10.2                 License Agreement with Home Office                  D-19
                     Reference Laboratory dated November 17, 1988

10.3                 License Agreement with Lifecodes                    E-19
                     Corporation dated February 24, 1989

10.4                 Employment Agreement with Werner A.                 O-10.1
                     Baumgartner, Ph.D. dated May 15, 1994

10.5                 Securities Purchase Agreement re:  sale             C-28
                     of 3,500,000 shares of Common Stock
                     and 4,200,000 Common Stock Purchase
                     Warrants dated May 15, 1989

10.6                 Amendment dated as of June 30, 1990 to              L-10.9
                     Securities Purchase Agreement dated
                     May 15, 1989

10.7                 1989 Employee Stock Option Plan,                    N-A *
                     as amended

10.8                 1989 Non-Qualified Stock Option Plan,               N-B *
                     as amended

10.9                 Purchase Agreement re:  sale of 317,220             F-28
                     shares of Common Stock, 475,949 Warrants,
                     $500,000 Convertible Subordinated Note and
                     127,479 shares of Preferred Stock dated
                     June 29, 1990

10.10                Conversion Agreement re:  conversion of             H-28
                     indebtedness (including accrued interest)
                     and 127,479 shares of Preferred Stock (including
                     accrued dividends) into 1,039,026 shares of Common
                     Stock dated as of December 31, 1990

10.11                Purchase Agreement re:  sale of 810,000             I-28
                     shares of Common Stock and 810,000
                     Common Stock Purchase Warrants dated
                     March 28, 1991

10.12                1991 Non-Qualified Stock Option Plan                L-10.15 *

10.13                Employment Agreement with Raymond C.                L-10.16 *
                     Kubacki, Jr. effective July 16, 1991

10.14                Form of Purchase Agreement re:  sale                M-28.1
                     of 2,000,000 shares of Common Stock
                     dated November 27, 1991

10.15                Conversion Agreement re:  conversion                K-28.2
                     of Promissory Notes into 428,571 shares
                     of Common Stock dated November 27, 1991

10.16                Lease dated October 6, 1992 with Mitchell H.          M-10.18
                     Hersch, et. al with respect to premises in

                     Culver City, California

10.17                Security Agreement dated October 6, 1992              M-10.19
                     with Mitchell H. Hersch et. al

10.18                Lease Agreement dated December 30, 1992               M-10.20
                     with General Electric Capital Corporation

10.19                Letter of Credit Agreement dated December 29,         M-10.21
                     1992 with General Electric Capital Corporation

10.20                Standby Letter of Credit dated December 29,           M-10.22
                     1992 with Brown Brothers Harriman & Co.

10.21                Employment Agreement with Donald J.
                     Kippenberger, Ph.D. dated January 1, 1994             O-10.3 *

10.22                Employment Agreement with Thomas Cairns Ph.D.,        O-10.3 *
                     D.Sc. dated July 1, 1995

23                   Consents of Experts and Counsel
                     -------------------------------

23.1                 Consent of Arthur Andersen LLP                        Filed herewith


- ------------------------------

A- Incorporated by reference from the Registrant's Registration Statement on Form S-18 (File No. 33-10186 LA). The number set forth herein is the number of the Exhibit in said Registration Statement.

B- Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1989. The number set forth herein is the number of the Exhibit in said Report.

C- Incorporated by reference from the Registrant's Current Report on Form 8-K filed May 30, 1989. The number set forth herein is the number of the
     Exhibit in said Report.

D- Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1988. The number set forth herein is the number of the Exhibit in said Report.

E- Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989. The number set forth herein is the number of the Exhibit in said Report.

F- Incorporated by reference from the Registrant's Current Report on Form 8-K filed July 2, 1990. The number set forth herein as the number of the
     Exhibit in said Report.



G- Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1990 as amended by a First Amendment on Form 8 filed December 15, 1990. The number set forth herein is the number of the Exhibit in said Form 8.

H- Incorporated by reference from the Registrant's Current Report on Form 8-K filed January 8, 1991. The number set forth herein is the number of the
     Exhibit in said Report.

I- Incorporated by reference from the Registrant's Current Report on Form 8-K filed April 3, 1991. The number set forth herein is the number of the
     Exhibit in said Report.

J- Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991. The number set forth herein is the number of the Exhibit in said Report.

K- Incorporated by reference from the Registrant's Current Report on Form 8-K filed December 2, 1991. The number set forth herein is the number of the
     Exhibit in said Report.

L- Incorporated by reference from the Registrants Annual Report on Form 10-K for the fiscal year ended December 31, 1991. The number set forth herein is the number of the Exhibit in said Report.

M- Incorporated by reference from the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992. The number set forth herein is the Exhibit in said Report.

N- Incorporated by reference from the Registrant's 1996 Annual Proxy Statement. The letter set forth herein is the letter of the Exhibit in said Proxy Statement.

O- Incorporated by reference from the Registrant's Current Report on Form 10-Q for the quarter ended June 30, 1995. The number set forth herein is the number of the Exhibit in said Report.

*- Represents a management contact or compensatory plan in which a director or a named executive officer of the registrant participates.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PSYCHEMEDICS CORPORATION

                                  By: /s/ Raymond C. Kubacki, Jr.
                                      ---------------------------
                                  Raymond C. Kubacki, Jr.
                                  President and Chief Executive Officer

Date:     March 26, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Raymond C. Kubacki, Jr.                     March 26, 1996
- -------------------------------------
Raymond C. Kubacki, Jr.
President and Chief Executive
Officer, Director
(Principal Executive Officer)

/s/ Bruce M. Stillwell                          March 26, 1996
- -------------------------------------
Vice President, Treasurer, Controller
(Principal Financial Officer)

/s/ Werner A. Baumgartner, Ph.D.                March 26, 1996
- -------------------------------------
Werner A. Baumgartner, Ph.D.
Director

/s/ A. Clinton Allen                            March 26, 1996
- -------------------------------------
A. Clinton Allen
Director

/s/ Donald F. Flynn                             March 26, 1996
- -------------------------------------
Donald F. Flynn
Director

/s/ John J. Melk                                March 26, 1996
- -------------------------------------
John J. Melk
Director

/s/ Frederick J. Weinert                        March 26, 1996
- -------------------------------------
Frederick J. Weinert
Director


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Psychemedics Corporation:

We have audited the accompanying balance sheets of PSYCHEMEDICS CORPORATION (a Delaware corporation) as of December 31, 1995 and 1994, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Psychemedics Corporation as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                                             ARTHUR ANDERSEN LLP


Boston, Massachusetts
February 20, 1996

                           PSYCHEMEDICS CORPORATION


                                 BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ------------------------
                                                                  1995        1994
                                                              -----------  -----------
                            ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                  $   193,787  $   544,776
   Short-term investments                                       5,279,596    6,120,453
   Receivables                                                  1,722,770    1,417,701
   Laboratory supplies                                            253,216      188,703
   Prepaid expenses and other current assets                       72,247       79,687
                                                              -----------  -----------
      Total current assets                                      7,521,616    8,351,320
                                                              -----------  -----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
   Office furniture and equipment                                 585,411      371,068
   Laboratory equipment and leasehold improvements              3,521,569    2,466,794
                                                              -----------  -----------
                                                                4,106,980    2,837,862

   Less: Accumulated depreciation and amortization              1,864,398    1,291,684
                                                              -----------  -----------
                                                                2,242,582    1,546,178
                                                              -----------  -----------

OTHER ASSETS - NET                                                453,295      392,224

                                                              ===========  ===========
                                                              $10,217,493  $10,289,722
                                                              ===========  ===========

             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of obligations under capital leases        $    16,459  $   153,942
   Accounts payable                                               466,412      303,562
   Accrued expenses                                               250,232      235,978
                                                              -----------  -----------
      Total current liabilities                                   733,103      693,482
                                                              -----------  -----------

OBLIGATIONS UNDER CAPITAL LEASES,
   net of current portion                                               -       16,031
                                                              -----------  -----------

COMMITMENTS (Note 6)

SHAREHOLDERS' EQUITY:
   Preferred stock, $.005 par value; authorized 1,000,000
     shares; none outstanding                                           -            -
   Common stock, $.005 par value; authorized 50,000,000
     shares; issued and outstanding 20,288,280 and
     19,510,879 shares in 1995 and 1994, respectively             101,441       97,554
   Paid-in capital                                             15,728,033   14,709,632
   Accumulated deficit                                         (3,668,291)  (5,226,977)
   Treasury stock, at cost; 699,387 shares in 1995             (2,676,793)           -
                                                              -----------  -----------
      Total shareholders' equity                                9,484,390    9,580,209
                                                              -----------  -----------
                                                              $10,217,493  $10,289,722
                                                              ===========  ===========




   The accompanying notes are an integral part of these financial statements.

                            PSYCHEMEDICS CORPORATION

                              STATEMENTS OF INCOME



                                                         YEARS ENDED DECEMBER 31,
                                                -----------------------------------------
                                                   1995           1994           1993
                                                -----------    -----------    -----------

REVENUE                                         $10,110,934     $8,734,156     $6,575,553

DIRECT COSTS                                      4,703,517      3,696,944      2,689,835
                                                -----------    -----------    -----------
   Gross profit                                   5,407,417      5,037,212      3,885,718
                                                -----------    -----------    -----------
EXPENSES:
   General and administrative                     1,795,039      1,342,653      1,111,524
   Marketing and selling                          1,874,862      1,546,084      1,434,508
   Research and development                         436,385        406,345        352,784
                                                -----------    -----------    -----------
                                                  4,106,286      3,295,082      2,898,816
                                                -----------    -----------    -----------
    Income from operations                        1,301,131      1,742,130        986,902
                                                -----------    -----------    -----------
OTHER INCOME (EXPENSE):
   Interest income                                  358,437        175,667         17,384
   Interest expense                                  (9,178)       (25,004)       (42,117)
   Miscellaneous, net                                (4,504)         4,537          5,939
                                                -----------    -----------    -----------
                                                    344,755        155,200        (18,794)
                                                -----------    -----------    -----------
INCOME BEFORE PROVISION
FOR INCOME TAXES                                  1,645,886      1,897,330        968,108

PROVISION FOR INCOME TAXES                           87,200         66,100         15,000
                                                -----------    -----------    -----------
NET INCOME                                      $ 1,558,686    $ 1,831,230    $   953,108
                                                ===========    ===========    ===========

NET INCOME PER COMMON
AND COMMON EQUIVALENT SHARE                     $      0.07    $      0.09    $      0.05
                                                ===========    ===========    ===========
WEIGHTED AVERAGE COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING             22,722,387     19,341,373     19,924,005
                                                ===========    ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                                                     PSYCHEMEDICS CORPORATION
                                                     ------------------------
                                                STATEMENTS OF SHAREHOLDERS' EQUITY
                                                ----------------------------------


                                           COMMON STOCK                                       TREASURY STOCK
                                      ----------------------     PAID-IN     ACCUMULATED    --------------------
                                        SHARES     PAR VALUE     CAPITAL      DEFICIT       SHARES    PAR VALUE       TOTAL
                                      ----------   ---------   -----------   -----------    -------  -----------    -----------
BALANCE, December 31, 1992            15,024,829    $ 75,124   $10,495,768   $(8,011,315)        --           --    $ 2,559,577

 Sale of common stock through the
   stock option plans                     20,000         100        23,000            --         --           --         23,100
 Net income                                   --          --            --       953,108         --           --        953,108
                                      ----------    --------   -----------   -----------    -------  -----------    -----------
BALANCE, December 31, 1993            15,044,829      75,224    10,518,768    (7,058,207)        --           --      3,535,785

 Sale of common stock through the
   exercise of warrants, net of
   related costs                       4,216,800      21,084     3,725,555            --         --           --      3,746,639
 Sale of common stock through the
   stock option plans                    249,250       1,246       465,309            --         --           --        466,555
 Net income                                   --          --            --     1,831,230         --           --      1,831,230
                                      ----------    --------   -----------   -----------    -------  -----------    -----------
BALANCE, December 31, 1994            19,510,879      97,554    14,709,632    (5,226,977)        --           --      9,580,209

 Sale of common stock through the
   exercise of warrants, net of
   related costs                         498,951       2,495       504,583            --         --           --        507,078
 Sale of common stock through the
   stock option plans                    278,450       1,392       513,818            --         --           --        515,210
 Purchases of treasury stock                  --          --            --            --    699,387  $(2,676,793)    (2,676,793)
 Net income                                   --          --            --     1,558,686         --           --      1,558,686
                                      ----------    --------   -----------   -----------    -------  -----------    -----------
BALANCE, December 31, 1995            20,288,280    $101,441   $15,728,033   $(3,668,291)   699,387  $(2,676,793)   $ 9,484,390
                                      ==========    ========   ===========   ===========    =======  ===========    ===========

  The accompanying notes are an integral part of these financial statements.

                            PSYCHEMEDICS CORPORATION

                            STATEMENTS OF CASH FLOWS



                                                                       YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                 1995             1994            1993
                                                              ------------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $ 1,558,686     $1,831,230     $  953,108
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                                   599,714        418,800        305,632
   Changes in assets and liabilities:
    Receivables                                                   (305,069)       (20,049)      (751,388)
    Laboratory supplies                                            (64,513)       (57,373)       (63,296)
    Prepaid expenses and other current assets                        7,440         (4,720)         7,072
    Accounts payable                                               162,850        (15,673)         4,148
    Accrued expenses                                                14,254         15,315         88,886
                                                              ------------     ----------     ----------
     Net cash provided by operating activities                   1,973,362      2,167,530        544,162
                                                              ------------     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales (purchases) of short-term investments - net                840,857     (6,120,453)             -
  Purchases of equipment and leasehold improvements             (1,269,118)      (528,819)      (375,296)
  Increase in other assets                                         (88,071)       (48,837)       (99,904)
                                                              ------------     ----------     ----------
     Net cash used in investing activities                        (516,332)    (6,698,109)      (475,200)
                                                              ------------     ----------     ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on obligations under capital leases                    (153,514)      (139,778)      (119,413)
  Net proceeds from the sale of common stock                     1,022,288      4,213,194         23,100
  Purchases of treasury stock                                   (2,676,793)             -              -
                                                              ------------     ----------     ----------
     Net cash (used in) provided by financing activities        (1,808,019)     4,073,416        (96,313)
                                                              ------------     ----------     ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                         (350,989)      (457,163)       (27,351)
CASH AND CASH EQUIVALENTS, beginning of year                       544,776      1,001,939      1,029,290
                                                              ------------     ----------     ----------
CASH AND CASH EQUIVALENTS, end of year                        $    193,787     $  544,776     $1,001,939
                                                              ============     ==========     ==========



   The accompanying notes are an integral part of these financial statements.

                            PSYCHEMEDICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company
- -----------

Psychemedics Corporation (the Company) was incorporated in 1986. The Company utilizes a patented hair analysis method involving radioimmunoassay technology to analyze human hair to detect abused substances. The founder of the Company has granted to the Company an exclusive license to all his rights in this hair analysis technology, including his rights to the drug extraction method (see
Note 3).

Cash and Cash Equivalents and Short-Term Investments
- ----------------------------------------------------

The Company considers all highly liquid investments with maturities of three months or less at the time of acquisition to be cash equivalents, which consist of money market accounts at December 31, 1995. Short-term investments have maturities of greater than three months and consist of securities issued by the U.S. Government at December 31, 1995.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, effective January 1, 1994. Under SFAS No. 115, investments that the Company has the positive intent and ability to hold to maturity are reported at amortized cost, which approximates fair market value, and are classified as held-to-maturity. These investments include all cash equivalents and short-term investments.


Equipment and Leasehold Improvements
- ------------------------------------

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the assets, using the straight-line method. The estimated useful lives of the assets are as follows:

       Office furniture and equipment           5 to 7 years
       Laboratory equipment                     5 to 7 years
       Leasehold improvements                   5 years or life of lease if less


Other Assets
- ------------

Included in other assets are patent application costs of approximately $504,000 and $407,000 as of December 31, 1995 and 1994, respectively, which relate to the drug extraction method. The Company is amortizing the cost of these patents over 10 years from the date of grant. The Company recorded amortization of $36,000 and $14,400 during 1995 and 1994, respectively. The Company evaluates the realizability of its patents based on estimated cash flows to be generated from such assets as compared to the original estimates used in measuring the assets. To the extent impairment is identified, the Company will recognize a write-down of the related assets. To date, no impairment has been identified.

Revenue Recognition
- -------------------

Revenues are recognized upon reporting drug test results to the customer.

Research and Development Expenses
- ---------------------------------

The Company charges research and development expenses to operations as incurred.

Significant Customers
- ---------------------

One customer had amounts due to the Company of approximately $330,000 and $387,000 at December 31, 1995 and 1994, respectively. This customer accounted for 18%, 24% and 20% of revenues during 1995, 1994 and 1993, respectively.

Management Estimates
- --------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Income per Common and Common Equivalent Share
- -------------------------------------------------

Net income per common and common equivalent share for 1995 and 1994 is based on the weighted average number of common and common equivalent shares outstanding as computed using the treasury-stock method. Fully dilutive net income per share has not been presented as the difference from primary net income per share is not significant.

Recently-Issued Accounting Standards
- ------------------------------------

During March 1995, the Financial Standards Board (FASB) issued SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS
TO BE DISPOSED OF, which is effective for fiscal years beginning after December 15, 1995. During October 1995, the FASB issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which is effective for fiscal years beginning after December 15, 1995. The Company does not expect the adoption of these standards to have a material effect on its financial position or results of operations.

2.   SUPPLEMENTAL CASH FLOW INFORMATION

A capital lease obligation was incurred when the Company entered into a lease for new equipment of $410,462 during the year ended December 31, 1993.

Cash paid for interest during the years ended December 31, 1995, 1994 and 1993 was $9,178, $23,630 and $39,391, respectively. Cash paid for income taxes during the years ended December 31, 1995, 1994, and 1993 was $67,490, $16,411 and
$7,500, respectively.

3.   LICENSE AGREEMENTS

The Company has a royalty-free license from the founder for the proprietary rights to the patented hair analysis technology used by the Company in its drug testing services. The Company has two agreements to sublicense its technology, which have not generated significant royalties to date.

4.   INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes.

The Company has total net operating loss carryforwards at December 31, 1995 of approximately $4,973,000 available to offset future federal taxable income, if any. Approximately $2,172,000 of these losses expire in 2005, $2,223,000 in 2006, and $578,000 in 2007. These net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service. In addition, existing tax regulations contain provisions that may limit the net operating loss carryforward that the Company may utilize in any given year in the event of certain significant changes in ownership interest.

The provision for income taxes in the accompanying 1995, 1994 and 1993 statements of income represents the alternative minimum tax due, as required under the Internal Revenue Code.


The components of the net deferred tax amount recognized in the accompanying balance sheets are as follows:


                                         December 31,
                                --------------------------
                                    1995           1994
                                -----------    -----------
Deferred tax assets             $ 1,860,000    $ 2,042,000
Valuation allowance              (1,860,000)    (2,042,000)
                                -----------    -----------
                                $         -    $         -
                                ===========    ===========




The approximate income tax effect of each type of temporary difference and carryforward before allocation of the valuation allowance is approximately as follows:

                                                             December 31,
                                                      ------------------------
                                                         1995          1994
                                                      ----------    ----------
Operating loss and credit carryforwards               $1,723,000    $1,994,000
Temporary differences                                    137,000        48,000
                                                      ----------    ----------
                                                      $1,860,000    $2,042,000
                                                      ==========    ==========


A valuation allowance is provided as it is more likely than not that some portion of the deferred tax asset will not be realized. The decrease in the valuation allowance in 1995 is primarily the result of the realization of tax benefits for the current year's taxable income.

5.   STOCK OPTIONS AND WARRANTS

Employee Stock Option Plan
- --------------------------

Under the Company's 1989 Employee Stock Option Plan, as amended (the Plan), 2,300,000 shares of the Company's common stock are reserved for issuance to key employees and officers of the Company. The Plan is administered by a committee of outside directors. Under the terms of the Plan, the Company may grant employees either incentive stock options or nonqualified stock options to purchase shares of the Company's common stock at prices not less than fair market value at the date of grant, as defined in the Plan. Options are exercisable on terms to be established by the committee at its discretion. Options are generally exercisable on a cumulative basis over the four-year period following the date of grant and expire no later than 10 years from the date of grant.

Nonqualified Stock Options
- --------------------------

In 1989, the Company adopted a nonqualified stock option plan for outside members of the Board of Directors, and 200,000 shares of the Company's common stock are reserved for issuance thereunder. Options to purchase 25,000 shares of common stock of the Company shall be automatically granted under this plan to each outside director of the Company upon appointment to the Board of Directors. This plan is administered by the Board of Directors. Options are to be granted at the fair market value at the date of grant. Options are exercisable on a cumulative basis over the two-year period following the date of grant and expire no later than five years from the date of grant.

In 1991, the Company adopted a nonqualified stock option plan for key employees and consultants, and 300,000 shares of the Company's common stock were reserved for issuance thereunder. The plan is administered by a committee of the Board of Directors. Under the terms of the plan, the Company may grant nonqualified stock options at option prices and terms to be determined by the committee at its discretion and expire no later than 10 years from the date of grant.

Warrants
- --------

In connection with a private placement in 1989, the Company issued warrants that entitled the holders to purchase an aggregate of 4,200,000 shares of the Company's common stock at an exercise price of $.90 per share. All of these warrants were exercised in 1994.

In connection with other private placements in 1990 and 1991, the Company issued warrants that entitle the holders to purchase an aggregate of 1,585,951 shares of the Company's common stock at exercise prices that range from $0.97 to $2.00 per share. In 1995, 475,951 warrants were exercised at $.096875 per share, and 23,000 warrants were exercised at $2.00 per share.


A summary of all stock option and warrant transactions for the years ended
December 31, 1995, 1994 and 1993 is as follows (in thousands, except per share amounts):

                                                     1995      1994        1993
                                                 --------------------------------
Options and warrants outstanding at
  beginning of period                               3,428       7,905       7,476

Granted                                               519         132         506

Exercised                                            (777)     (4,466)        (20)

Canceled                                               (7)       (143)        (57)
                                                 ---------   ---------   ---------

Options and warrants outstanding at
  end of period                                     3,163       3,428       7,905
                                                 =========   =========   =========

Price range of options and warrants                 $1.34       $0.97       $0.90
  outstanding at end of period                   to $6.41    to $3.75    to $3.75

Vested options and warrants at end of
  period                                            2,447       2,662       6,830


6.   COMMITMENTS

Lease Agreements
- ----------------

The Company leases certain of its facilities and equipment under operating lease arrangements expiring through September 1998. Total minimum lease payments, including scheduled increases, are charged to operations on a straight-line basis over the life of the lease. Rent expense for the years ended December 31, 1995, 1994 and 1993 was approximately $445,000, $313,000 and $259,000, respectively.


The Company also leases certain equipment under capital leases that expire through July 1996. Equipment under capital leases is included in laboratory equipment and leasehold improvements in the accompanying balance sheets as follows:


                                                 December 31,
                                             --------------------
                                                1995       1994
                                             --------    --------
Equipment under capital leases               $433,998    $433,998
Less:  Accumulated depreciation               161,337      99,725
                                              -------    --------
                                             $272,661    $334,273
                                             ========    ========

At December 31, 1995, minimum commitments remaining under lease agreements were as follows:


                                          Capital      Operating
                                          Leases        Leases       Total
                                          ------        ------       -----
     Years ending December 31:
              1996                        $16,459       $266,000    $282,459
              1997                              -        272,000     272,000
              1998                              -         86,000      86,000
                                          -------       --------    --------
                                          $16,459       $624,000    $640,459
                                          =======       ========    ========


Employment Agreement
- --------------------

In May 1994, the Company entered into a three-year employment agreement with an officer of the Company requiring a minimum annual salary of approximately $116,000, subject to certain adjustments.

7.  ACCRUED EXPENSES


Accrued expenses consist of the following:


                                                    December 31,
                                             -----------------------
                                               1995           1994
                                             --------       --------
Accrued payroll & employee benefits          $134,159       $124,111
Accrued income taxes                           55,567         64,284
Accrued other                                  60,506         47,583
                                             --------       --------
                                             $250,232       $235,978
                                             ========       ========


8.   SELECTED QUARTERLY FINANCIAL DATA (Unaudited)


The following is an analysis of certain items in the accompanying statements of income by quarter for the years ended December 31, 1995 and 1994:

                                               Income                          Net
                                                from             Net          Income
                              Revenue        Operations         Income       per share
                              -------        ----------         ------       ---------
1995
- ----
First Quarter              $ 2,321,157       $  338,619       $  403,980       $.02
Second Quarter               2,747,242          614,169          650,540        .03
Third Quarter                2,667,417          367,556          430,390        .02
Fourth Quarter               2,375,118          (19,213)          73,776        .00
                           -----------       ----------       ----------
                           $10,110,934       $1,301,131       $1,558,686       $.07
                           ===========       ==========       ==========
1994
- ----
First Quarter              $ 1,548,115       $   31,862       $   35,229       $.00
Second Quarter               2,325,143          546,546          552,722        .03
Third Quarter                2,547,508          646,581          673,289        .03
Fourth Quarter               2,313,390          517,141          569,990        .03
                           -----------       ----------       ----------
                           $ 8,734,156       $1,742,130       $1,831,230       $.09
                           ===========       ==========       ==========
