Form 10-Q
period 1996-03-31
PSYCHEMEDICS CORP
filed 1996-05-15
CIK 806517

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

      X       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
    -----     SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended MARCH 31, 1996

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
    -----     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 1-13738

                            PSYCHEMEDICS CORPORATION
               (exact name of Issuer as specified in its charter)

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

                                  Yes X   No
                                     ---    ---

Number of shares outstanding of only class of Issuer's Common Stock as of May 13, 1996: Common Stock $.005 par value (21,412,600 shares).

                            PSYCHEMEDICS CORPORATION


Part I FINANCIAL INFORMATION                                           Page No.
                                                                       -------

       Item 1   Financial Statements

                Condensed Balance Sheets as of March 31, 1996
                and December 31, 1995                                     3

                Condensed Statements of Operations for the
                three month periods ended March 31, 1996 and 1995         4

                Condensed Statements of Cash Flows for the
                three month periods ended March 31, 1996 and 1995         5

                Notes to Condensed Financial Statements                   6

       Item 2   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       6-8

Part II  OTHER INFORMATION

       Item 6   Exhibits and Reports on Form 8K                           9

                            PSYCHEMEDICS CORPORATION

                                           CONDENSED BALANCE SHEETS
                                                 (UNAUDITED)

                                                                       MARCH 31,       DECEMBER 31,
                                                                         1996             1995
                                                                      -----------      -----------
       ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                         $ 2,698,880      $   193,787
    Short-term investments                                              4,558,157        5,279,596
    Receivables                                                         2,035,956        1,722,770
    Laboratory supplies                                                   240,009          253,216
    Prepaid expenses and other current assets                             245,052           72,247
                                                                      -----------      -----------
       Total current assets                                             9,778,054        7,521,616
                                                                      -----------      -----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS                                    4,254,259        4,106,980
Less-accumulated depreciation and amortization                          2,009,021        1,864,398
                                                                      -----------      -----------
                                                                        2,245,238        2,242,582
                                                                      -----------      -----------

OTHER ASSETS - NET                                                        451,309          453,295
                                                                      -----------      -----------
                                                                      $12,474,601      $10,217,493
                                                                      ===========      ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of obligations under capital leases               $     1,535      $    16,459
    Accounts payable                                                      412,097          466,412
    Accrued expenses                                                      244,448          250,232
                                                                      -----------      -----------
       Total current liabilities                                          658,080          733,103
                                                                      -----------      -----------

SHAREHOLDERS' EQUITY:
    Preferred stock, $.005 par value; authorized 1,000,000
       shares; none outstanding                                                 -                -
    Common stock; $.005 par value; authorized 50,000,000
       shares; issued 21,226,955 and 20,288,280
       shares in 1996 and 1995, respectively                              106,135          101,441
    Paid-in capital                                                    17,606,186       15,728,033
    Accumulated deficit                                                (3,219,007)      (3,668,291)
    Treasury stock, at cost; 699,387 shares
       in 1996 and 1995                                                (2,676,793)      (2,676,793)
                                                                      -----------      -----------
       Total shareholders' equity                                      11,816,521        9,484,390
                                                                      -----------      -----------
                                                                      $12,474,601      $10,217,493
                                                                      ===========      ===========



See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                            PSYCHEMEDICS CORPORATION

                            CONDENSED STATEMENTS OF INCOME
                                     (UNAUDITED)
                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                     ------------------------------
                                                         1996               1995
                                                     ------------       -----------

REVENUE                                              $  2,674,665       $ 2,321,157
DIRECT COSTS                                            1,184,008         1,072,644
                                                     ------------       -----------
    Gross profit                                        1,490,657         1,248,513
                                                     ------------       -----------
EXPENSES:
    General and administrative                            533,261           421,579
    Marketing and selling                                 479,142           384,305
    Research and development                               89,867           104,010
                                                     ------------       -----------
                                                        1,102,270           909,894
                                                     ------------       -----------

INCOME FROM OPERATIONS                                    388,387           338,619

OTHER INCOME (EXPENSE) - NET                               65,497            91,361
                                                     ------------       -----------

INCOME BEFORE PROVISION
FOR INCOME TAXES                                          453,884           429,980

PROVISION FOR INCOME TAXES                                  4,600            26,000

                                                      -----------       -----------
NET INCOME                                            $   449,284       $   403,980
                                                      ===========       ===========

NET INCOME PER COMMON AND
COMMON EQUIVALENT SHARE                               $      0.02       $      0.02
                                                      ===========       ===========

WEIGHTED AVERAGE COMMON AND
COMMON SHARE EQUIVALENTS OUTSTANDING                   21,586,984        20,706,058
                                                      ===========       ===========

See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                            PSYCHEMEDICS CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                            THREE MONTHS
                                                                           ENDED MARCH 31,
                                                                    ----------------------------
                                                                        1996              1995
                                                                    ----------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                      $  449,284         $ 403,980
    Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
       Depreciation and amortization                                   159,623           138,300
       Changes in assets and liabilities:
         Receivables                                                  (313,186)         (106,112)
         Laboratory supplies                                            13,207            67,181
         Prepaid expenses and other current assets                    (172,805)         (155,202)
         Accounts payable                                              (54,315)          149,449
         Accrued expenses                                               (5,784)           63,582
                                                                    ----------         ---------
           Net cash provided by operating activies                      76,024           561,178
                                                                    ----------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sales of short-term investments - net                              721,439            32,027
    Purchases of equipment and leasehold improvements                 (147,279)         (258,815)
    Increase in other assets - net                                     (13,014)          (18,357)
                                                                    ----------         ---------
           Net cash provided by (used in) investing activities         561,146          (245,145)
                                                                    ----------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net principal payments on obligations under
       capital leases                                                  (14,924)          (37,105)
    Net proceeds from the issuance of common stock                   1,882,847            46,550
    Net cash used in stock repurchases                                       -          (426,519)
                                                                    ----------         ---------
           Net cash provided by (used in) financing activities       1,867,923          (417,074)
                                                                    ----------         ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 2,505,093          (101,041)
CASH AND CASH EQUIVALENTS, beginning of period                         193,787           544,776
                                                                    ----------         ---------

CASH AND CASH EQUIVALENTS, end of period                            $2,698,880         $ 443,735
                                                                    ==========         =========


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                            PSYCHEMEDICS CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 March 31, 1996

1. The financial information furnished herein is unaudited; however, in the opinion of management, it reflects all adjustments which are necessary to fairly state the Company's financial position at March 31, 1996 and the results of its operations and cash flows for the periods ended March 31, 1996 and 1995. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and included in the financial statements are certain amounts based on management's estimates and judgments.

The financial information herein is not necessarily representative of a full year's operations because levels of sales, capital additions and other factors fluctuate throughout the year. These same considerations apply to all year to year comparisons. See the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 for additional information not required by this report (Form 10-Q).

2. Net income per common and common share equivalents is based upon the weighted average number of common and common share equivalents outstanding as computed using the treasury stock method.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

REVENUE

Revenue for the first quarter of 1996 was $2,674,665, an increase of 15% over the $2,321,157 reported for the first quarter of 1995. The revenue increase results primarily from the addition of new customers and expanding volume from the Company's existing customer base.

DIRECT COSTS AND EXPENSES

The following table sets forth the direct costs of revenue, general and administrative expenses, marketing and selling expenses and research and development expenses as a percentage of revenue.

                                     Three Months
                                    Ended March 31,
                                  -------------------
                                  1996           1995
                                  ----           ----

Direct costs                      44%             46%
General and administrative        20%             18%
Marketing and selling             18%             17%
Research and development           3%              4%


Direct Costs

Direct costs were $1,184,008 and $1,072,644 for the three month periods ended March 31, 1996 and 1995, respectively. The increase in direct costs in 1996 is attributable to the increase in revenue for the period. Direct costs as a percentage of revenue for the three month period ended March 31, 1996 were less than the comparable period in 1995. The decrease of direct costs as a percentage of revenue in 1996 resulted primarily from laboratory efficiencies.

General and Administrative Expenses

General and Administrative expenses were $533,261 and $421,579 for the three month periods ended March 31, 1996 and 1995, respectively. The increase in general and administrative expenses in 1996 as compared to the same period in 1995 is due primarily to the higher costs incurred by the Company as a result of additional personnel and increased legal expenses.

Marketing and Selling Expenses

Marketing and selling expenses were $479,142 and $384,305 for the three month periods ended March 31, 1996 and 1995, respectively. Marketing and selling expenses increased in 1996 as compared to 1995 due primarily to the Company's increased marketing activities.

Other Income - Net

Other income for the three month periods ended March 31, 1996 and 1995 represents primarily interest income from investments and cash equivalents which has been partially offset by interest expense related to equipment capital leases. The decrease in other income for the three month period ended March 31, 1996 is due primarily to a decrease in yields on investments.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company's cash and investment balances at March 31, 1996 amounted to $7,257,037. Cash generated from operations in the first quarter of 1996 was $76,024. The Company received $1,882,847 of net proceeds from the exercise of warrants and stock options during the first quarter of 1996.

Management believes that the proceeds from such transactions, together with future operating profits, should be adequate to fund anticipated working capital requirements. Depending upon the Company's results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional capital.

Working capital at March 31, 1996 amounted to $9,119,974 as compared to $6,788,513 at December 31, 1995.

The Company's capital expenditures were $147,279 in first quarter of 1996. Capital expenditures for 1996 are expected to be approximately $600,000 and are expected to be funded through cash generated from operations and from existing cash reserves.

In December 1994, the Company's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock. This program is a direct result of the Company's solid financial condition and cash-generating capability, and it was authorized after evaluating various alternatives to enhance long-term share owner value. As of March 31, 1996, the Company had purchased 699,387 shares of common stock for $2,676,793.

                            PART II OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               11.  Calculation of Shares used in Determining Income Per Share

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Psychemedics Corporation


Date:  May 13, 1996                    By: /s/ Raymond C. Kubacki,  Jr.
                                          ----------------------------------
                                       Raymond C. Kubacki, Jr.
                                       President and Chief Executive Officer






Date:  May 13, 1996                    By: /s/ Bruce M. Stillwell
                                          ----------------------------------
                                       Bruce M. Stillwell
                                       Vice President, Controller & Treasurer