Form 10KSB/A
period 1995-12-31
PSYCHEMEDICS CORP
filed 1996-06-03
CIK 806517

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-KSB/A
                              (AMENDMENT NO. 1)

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

10.20                Standby Letter of Credit dated December 29,           M-10.22
                     1992 with Brown Brothers Harriman & Co.

10.21                Employment Agreement with Donald J.
                     Kippenberger, Ph.D. dated January 1, 1994             O-10.3 *

10.22                Employment Agreement with Thomas Cairns Ph.D.,        O-10.3 *
                     D.Sc. dated July 1, 1995

23                   Consents of Experts and Counsel
                     -------------------------------

23.1                 Consent of Arthur Andersen LLP                          +

27                   Financial Data Schedule

- ------------------------------
+    Previously Filed with Original Filing.

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

                                   SIGNATURES

Pursuant to the requirements of Rule 12b-15 under the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PSYCHEMEDICS CORPORATION

                                  By: /s/ Bruce M. Stillwell
                                      ---------------------------
                                  Bruce M. Stillwell
                                  Vice President, Treasurer, Controller

Date:     June 3, 1996