Form 10-Q
period 1996-06-30
PSYCHEMEDICS CORP
filed 1996-08-14
CIK 806517

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

   X        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
  ---       SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended JUNE 30, 1996

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
  ---       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                              ---------------  ----------------

Commission file number 1-13738

                            PSYCHEMEDICS CORPORATION
               (exact name of Issuer as specified in its charter)

         Delaware                                      58-1701987
(State or other jurisdiction of                    (I.R.S. Employer
incorporation of organization)                     Identification No.)

1280 Massachusetts Ave., Ste. 200, Cambridge, MA         02138
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

                         Yes  X   No
                            ------  ------

Number of shares outstanding of only class of Issuer's Common Stock as of June 30, 1996: Common Stock $.005 par value (21,526,462 shares).

                            PSYCHEMEDICS CORPORATION
                                     INDEX

PART I FINANCIAL INFORMATION                                         PAGE NO.
                                                                     -------
    Item 1  Financial Statements

            Condensed Balance Sheets as of June 30, 1996 and
            December 31, 1995                                            3

            Condensed Statements of Income for the three and six
            month periods ended June 30, 1996 and 1995                   4-5

            Condensed Statements of Cash Flows for the six month
            periods ended June 30, 1996 and 1995                         6

            Notes to Condensed Financial Statements                      7


    Item 2  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          8-9

PART II OTHER INFORMATION

    Item 4  Submission of Matters to a Vote of Security Holders          10

    Item 6  Exhibits and Reports on Form 8-K                             13

                       PSYCHEMEDICS CORPORATION

                       CONDENSED BALANCE SHEETS
                              (UNAUDITED)
                                                               JUNE 30,      DECEMBER 31,
                                                                 1996            1995
                                                               --------      ------------

      ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                 $ 1,258,256     $   193,787
   Short-term investments                                      6,509,634       5,279,596
   Receivables                                                 2,689,664       1,722,770
   Laboratory supplies                                           209,348         253,216
   Prepaid expenses and other current assets                     274,911          72,247
                                                             -----------     -----------
     Total current assets                                     10,941,813       7,521,616
                                                             -----------     -----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS                           4,366,149       4,106,980
Less-accumulated depreciation and amortization                 2,167,908       1,864,398
                                                             -----------     -----------
                                                               2,198,241       2,242,582
                                                             -----------     -----------

OTHER ASSETS - NET                                               454,135         453,295
                                                             -----------     -----------
                                                             $13,594,189     $10,217,493
                                                             ===========     ===========
   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of obligations under capital leases       $        46     $    16,459
   Accounts payable                                              211,514         466,412
   Accrued expenses                                              373,935         250,916
                                                             -----------     -----------
      Total current liabilities                                  585,495         733,787
                                                             -----------     -----------

SHAREHOLDERS' EQUITY:
   Preferred stock, $.005 par value; authorized 1,000,000
     shares; none outstanding                                         --              --
   Common stock; $.005 par value; authorized 50,000,000
     shares; issued 21,592,797 and 20,288,280
     shares in 1996 and 1995, respectively                       107,964         101,441
   Paid-in capital                                            20,325,533      17,972,819
   Accumulated deficit                                        (7,170,740)     (8,336,491)
   Treasury stock, at cost; 66,335 shares in 1996
     and 1995                                                   (254,063)       (254,063)
                                                             -----------     -----------
      Total shareholders' equity                              13,008,694       9,483,706
                                                             -----------     -----------
                                                             $13,594,189     $10,217,493
                                                             ===========     ===========


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations

                       PSYCHEMEDICS CORPORATION

                    CONDENSED STATEMENTS OF INCOME
                              (UNAUDITED)

                                                     THREE MONTHS
                                                    ENDED JUNE 30,
                                           ----------------------------
                                                1996           1995
                                                ----           ----

REVENUE                                     $ 3,141,313    $ 2,747,242
DIRECT COSTS                                  1,222,835      1,172,357
                                            -----------    -----------
Gross profit                                  1,918,478      1,574,885
                                            -----------    -----------

EXPENSES:
   General and administrative                   559,140        453,183
   Marketing and selling                        525,962        399,883
   Research and development                     113,259        107,650
                                            -----------    -----------
                                              1,198,361        960,716
                                            -----------    -----------
INCOME FROM OPERATIONS                          720,117        614,169

OTHER INCOME (EXPENSE) - NET                     84,781         84,671
                                            -----------    -----------

INCOME BEFORE PROVISION
FOR INCOME TAXES                                804,898        698,840

PROVISION FOR INCOME TAXES                       88,433         48,300

                                            -----------    -----------
NET INCOME                                  $   716,465    $   650,540
                                            ===========    ===========

NET INCOME PER COMMON SHARE
AND COMMON EQUIVALENT SHARE                 $      0.03    $      0.03
                                            ===========    ===========

WEIGHTED AVERAGE COMMON AND
COMMON SHARE EQUIVALENTS OUTSTANDING         22,514,614     20,169,317
                                            ===========    ===========


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations

                            PSYCHEMEDICS CORPORATION

                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                SIX MONTHS
                                              ENDED JUNE 30,
                                        --------------------------
                                            1996           1995
                                            ----           ----

REVENUE                                 $ 5,815,977    $ 5,068,399
DIRECT COSTS                              2,406,843      2,245,001
                                        -----------    -----------
Gross profit                              3,409,134      2,823,398
                                        -----------    -----------
EXPENSES:
   General and administrative             1,092,401        913,088
   Marketing and selling                  1,005,103        745,862
   Research and development                 203,128        211,660
                                        -----------    -----------
                                          2,300,632      1,870,610
                                        -----------    -----------

INCOME FROM OPERATIONS                    1,108,502        952,788

OTHER INCOME (EXPENSE) - NET                150,280        176,032
                                        -----------    -----------

INCOME BEFORE PROVISION
FOR INCOME TAXES                          1,258,782      1,128,820

PROVISION FOR INCOME TAXES                   93,033         74,800
                                        -----------    -----------

NET INCOME                              $ 1,165,749    $ 1,054,020
                                        -----------    -----------

NET INCOME PER COMMON SHARE
AND COMMON EQUIVALENT SHARE             $     0.05     $      0.05
                                        ===========    ===========

WEIGHTED AVERAGE COMMON AND
COMMON SHARE EQUIVALENTS OUTSTANDING     21,964,568     20,247,488
                                        ===========    ===========

See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations

                       PSYCHEMEDICS CORPORATION

                  CONDENSED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                                                                        SIX MONTHS
                                                                       ENDED JUNE 30,
                                                                --------------------------
                                                                    1996           1995
                                                                -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $ 1,165,749     $ 1,054,520
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                 318,510         276,600
      Changes in assets and liabilities:
       Receivables                                                 (966,894)       (193,980)
       Laboratory supplies                                           43,868          60,608
       Prepaid expenses and other current assets                   (202,664)       (124,762)
       Accounts payable                                            (254,898)         22,720
       Accrued expenses                                             123,019         126,930
                                                                -----------     -----------
        Net cash provided by operating activities                   226,690       1,222,636
                                                                -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments - net                     (1,230,036)         (4,048)
   Purchases of equipment and leasehold improvements               (259,169)       (520,339)
   Increase in other assets - net                                   (15,840)        (37,778)
                                                                -----------     -----------
        Net cash used in investing activities                    (1,505,045)       (562,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net principal payments on obligations under
     capital leases                                                 (16,413)        (75,119)
   Net proceeds from the issuance of
     common stock                                                 2,359,237         738,127
   Net cash used to repurchase common stock                              --      (1,198,265)
                                                                -----------     -----------
         Net cash (used in) provided by financing activities      2,342,824        (535,257)

NET INCREASE IN CASH AND CASH EQUIVALENTS                         1,064,469         125,214
CASH AND CASH EQUIVALENTS, beginning of period                      193,787         544,776
                                                                -----------     -----------

CASH AND CASH EQUIVALENTS, end of period                        $ 1,258,256     $   669,990
                                                                ===========     ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH
FINANCING ACTIVITIES:
   Accrued dividend payable - 3% stock dividend                 $ 4,668,200     $        --
                                                                ===========     ===========


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations

                  PSYCHEMEDICS CORPORATION
            NOTES TO CONDENSED FINANCIAL STATEMENTS

                          June 30, 1996

1. The financial information furnished herein is unaudited; however, in the opinion of management, it reflects all adjustments which are necessary to fairly state the Company's financial position at June 30, 1996 and the results of its operations and cash flows for the period ended June 30, 1996. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and included in the financial statements are certain amounts based on management's estimates and judgments.

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

2. Net income per common and common share equivalents is based upon the weighted average number of common shares and common share equivalents outstanding as computed using the treasury stock method.

3. For comparative purposes certain prior year expenses have been reclassified from selling and marketing expenses to general and administrative expenses to conform with current year presentation.

4. On June 11, 1996, the Company declared a 3% stock dividend payable on July 3, 1996 to holders of record at the close of business on June 21, 1996. The effect of this transaction has been reflected in all periods presented in this Form 10-Q.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

REVENUE

Revenue for the second quarter of 1996 was $3,141,313, an increase of 14% over the $2,747,242 reported for the second quarter of 1995. Revenue for the six month period ended June 30, 1996 was $5,815,977 an increase of 15% over the $5,068,399 reported for the comparable period of 1995. The revenue increases result primarily from the addition of new customers and expanding volume from the Company's existing customer base.

DIRECT COSTS AND EXPENSES

The following table sets forth the direct costs of revenue, general and administrative expenses, marketing and selling expenses and research and development expenses as a percentage of revenue.

                                   Three Months              Six Months
                                   Ended June 30,            Ended June 30,
                                   --------------            --------------
                                 1996        1995         1996        1995
                                 ----        ----         ----        ----

Direct costs                      39%         43%          41%          44%
General and administrative        18%         16%          19%          18%
Marketing and selling             17%         15%          17%          15%
Research and development           4%          4%           4%           4%


Direct Costs

Direct costs were $1,222,835, $1,172,357, $2,406,843 and $2,245,001 for the
three and six month periods ended June 30, 1996 and 1995, respectively. The decrease in direct costs as a percentage of revenues for both the three and six month periods ended June 30, 1996 versus 1995 is attributable to increased volume during the periods coupled with efficiencies derived in both labor and other laboratory costs associated with the increase in sales volume.

General and Administrative Expenses

General and Administrative expenses were $559,140, $453,183, $1,092,401, and $913,088 for the three and six month periods ended June 30, 1996 and 1995, respectively. The increase in general and administrative expenses in the 1996 periods as compared to the same periods in 1995 is primarily due to higher expenses incurred as a result of increased personnel, legal and bad debt expenses.

Marketing and Selling Expenses

Marketing and selling expenses were $525,962, $399,883, $1,005,103, and $745,862 for the three and six month periods ended June 30, 1996 and 1995, respectively. Marketing and selling expenses increased in each period in 1996 as compared to 1995 due primarily to the Company's addition of marketing and sales personnel and the increased marketing efforts for both the corporate market and in conjunction with the Company's home testing service, PDT-90, which was introduced in July 1995.

Other Income (Expense) - Net

Other income for the three month periods ended June 30, 1996 and 1995 was flat due to slightly higher average cash balances in 1996 offset by lower yield on investments. Other income for the six month periods ended June 30, 1996 as compared to the comparable period in 1995 was lower due to both lower average cash balances and lower yields on investments.

                LIQUIDITY AND CAPITAL RESOURCES
                -------------------------------

The Company's cash and investment balances at June 30, 1996 amounted to $7,760,890. Cash generated from operations in the first six months of 1996 was $226,690. The Company also received $2,359,237 of net proceeds from the exercise of warrants and stock options in 1996.

Management believes that cash generated from operations, together with proceeds from such private placements, should be adequate to fund anticipated working capital requirements. Depending upon the Company's results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional capital.

Working capital at June 30, 1996 amounted to $10,536,318 as compared to $6,787,829 at December 31, 1995. The increase primarily resulted from the exercise of warrants and stock options, and cash generated from operations.

The Company's capital expenditures were $529,169 for the first six months of 1996. Capital expenditures for the remainder of 1996 are expected to be approximately $300,000 and are expected to be funded through cash generated from operations and from existing cash reserves.

In December 1994, the Company's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock. This program is a direct result of the Company's solid financial condition and cash-generating capability, and it was authorized after evaluating various alternatives to enhance long-term shareholder value. As of June 20, 1996, the Company had purchased 699,387 shares of common stock for $2,676,793.

On June 11, 1996, the Company declared a 3% stock dividend payable on July 3, 1996 to holders of record at the close of business on June 21, 1996. The shares issued in the stock dividend represented shares which the Company acquired in the stock repurchase program. This transaction resulted in an increase in accumulated deficit of $4,668,200 (632,976 shares distributed at a fair market value of $7.375 per share at June 21, 1996). Treasury stock has been reduced by $2,422,730 as a result of this distribution. This transaction also resulted in a $2,244,786 increase to additional paid-in capital. The effect of this transaction has been reflected in all periods presented in this FORM 10-Q.

                   PART II OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

            The Annual Meeting of Shareholders of Psychemedics Corporation was held on May 7, 1996 for the purpose of electing a board of directors, approving the appointment of auditors, and approving amendments to the Company's 1989 Employee Stock Option Plan and the 1989 Non-Qualified Stock Option Plan. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

            All of management's nominees for directors, as listed in the proxy statement, were elected with the following vote:


                                     Number of Shares
                                     ----------------

                                          For         Withheld Authority
                                          ---         ------------------

            Werner A. Baumgartner, Ph.D.   147,626,467       284,020
            Raymond C. Kubacki, Jr.        147,626,467       284,020
            A. Clinton Allen               147,626,467       284,020
            Donald F. Flynn                147,626,467       284,020
            John J. Melk                   147,626,467       284,020
            Fred J. Weinert                147,625,867       284,020


            Amendment of the Company's 1989 Employee Stock Option Plan.

                                              Number of Shares
                                              ----------------

            For                                   10,849,174
            Against                                2,826,502
            Abstain                                   64,433
            Delivered - not voted                  4,170,378

            Amendment of the Company's 1989 Non-Qualified Stock Option Plan.


                                              Number of Shares
                                              ----------------

            For                                  11,233,404
            Against                               2,436,357
            Abstain                                  70,348
            Delivered - not voted                 4,170,378


           Selection of Arthur Andersen LLP as auditors of the Company.

                                       Number of Shares
                                       ----------------

            For                          17,841,357
            Against                          41,870
            Abstain                          27,350


Item 6.     Exhibits and Reports on Form 8-K
            (a) Exhibits.

             The Exhibits filed as part of this Form 10-Q are listed on the Exhibits Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

            (b) Reports on Form 8-K - None.

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Psychemedics Corporation



Date: August 13, 1996                By: /s/ Raymond C. Kubacki, Jr.
                                     ------- --------------------------------
                                     Raymond C. Kubacki, Jr.
                                     President and Chief Executive Officer


Date: August 13, 1996                By: /s/ Bruce M. Stillwell
                                     ----------------------------------------
                                     Bruce M. Stillwell
                                     Vice President, Treasurer and Controller

                            PSYCHEMEDICS CORPORATION

                                      10-Q

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number               Description
- ------               -----------


11 Calculation of shares use in determining net income per share

27                   Financial Data Schedule