Form 10-Q
period 1996-09-30
PSYCHEMEDICS CORP
filed 1996-11-13
CIK 806517

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)


 X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended SEPTEMBER 30, 1996

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---   THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

Commission file number 1-13738


                            PSYCHEMEDICS CORPORATION
             (exact name of registrant as specified in its charter)

           Delaware                                       58-1701987
(State or other jurisdiction of                        (I.R.S. Employer
incorporation of organization)                        Identification No.)


1280 Massachusetts Ave., Ste. 200, Cambridge, MA             02138
     (Address of principal executive offices)             (Zip Code)

        Registrant's telephone number, including area code (617-868-7455)


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X  No
                               ---    ---

Number of shares outstanding of only class of Issuer's Common Stock as of November 11, 1996: Common Stock $.005 par value (21,616,498 shares).

                            PSYCHEMEDICS CORPORATION
                                      INDEX


Part I FINANCIAL INFORMATION                                           Page No.
                                                                       -------

     Item 1     Financial Statements

                Condensed Balance Sheets as of September 30, 1996
                and December 31, 1995                                     3

                Condensed Statements of Income for the three
                and nine month periods ended September 30, 1996
                and 1995                                                  4-5

                Condensed Statements of Cash Flows for the
                nine month periods ended September 30, 1996
                and 1995                                                  6

                Notes to Condensed Financial Statements                   7

      Item 2    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       8-10

Part II OTHER INFORMATION

      Item 6    Exhibits and Reports on Form 8-K                          11

                            PSYCHEMEDICS CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                 1996             1995
                                                             -----------      -----------
       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                  $   676,535      $   193,787
  Short-term investments                                       7,814,139        5,279,596
  Receivables                                                  2,713,053        1,722,770
  Laboratory supplies                                            254,981          253,216
  Prepaid expenses and other current assets                      212,216           72,247
                                                             -----------      -----------
       Total current assets                                   11,670,924        7,521,616
                                                             -----------      -----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS                           4,650,275        4,106,980
Less-accumulated depreciation and amortization                 2,316,919        1,864,398
                                                             -----------      -----------
                                                               2,333,356        2,242,582
                                                             -----------      -----------

OTHER ASSETS - NET                                               452,833          453,295
                                                             -----------      -----------
                                                             $14,457,113      $10,217,493
                                                             ===========      ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of obligations under capital leases      $        -        $    16,459
   Accounts payable                                              315,658          466,412
   Accrued expenses                                              342,719          250,916
                                                             -----------      -----------
       Total current liabilities                                 658,377          733,787
                                                             -----------      -----------

SHAREHOLDERS' EQUITY:
  Preferred stock, $.005 par value; authorized 1,000,000
    shares; none outstanding                                         -                -
  Common stock; $.005 par value; authorized 50,000,000
    shares; issued 21,615,468 and 20,279,280
    shares in 1996 and 1995, respectively                        108,093          101,441
  Paid-in capital                                             20,386,767       17,972,819
  Accumulated deficit                                         (6,442,061)      (8,336,491)
  Treasury stock, at cost; 66,335 shares in 1996
    and 1995                                                    (254,063)        (254,063)
                                                             -----------      -----------
       Total shareholders' equity                             13,798,736        9,483,706
                                                             -----------      -----------
                                                             $14,457,113      $10,217,493
                                                             ===========      ===========

See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations

                            PSYCHEMEDICS CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                 THREE MONTHS
                                               ENDED SEPTEMBER 30,
                                         ---------------------------
                                             1996            1995
                                         -----------     -----------
REVENUE                                  $ 3,146,808     $ 2,667,417
DIRECT COSTS                               1,279,929       1,201,607
                                         -----------     -----------
   Gross profit                            1,866,879       1,465,810
                                         -----------     -----------

EXPENSES:
   General and administrative                545,324         475,115
   Marketing and selling                     481,825         508,833
   Research and development                  101,866         114,306
                                         -----------     -----------
                                           1,129,015       1,098,254
                                         -----------     -----------

INCOME FROM OPERATIONS                       737,864         367,556

OTHER INCOME (EXPENSE) - NET                  94,695          92,835
                                         -----------     -----------

INCOME BEFORE PROVISION
FOR INCOME TAXES                             832,559         460,391

PROVISION FOR INCOME TAXES                   100,560          30,000

NET INCOME                               $   731,999     $   430,391
                                         ===========     ===========
NET INCOME PER COMMON SHARE
AND COMMON EQUIVALENT SHARE              $      0.03     $      0.02
                                         ===========     ===========

WEIGHTED AVERAGE COMMON AND
COMMON SHARE EQUIVALENTS OUTSTANDING      22,720,866      21,637,380
                                         ===========     ===========

See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations

                            PSYCHEMEDICS CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                  NINE MONTHS
                                              ENDED SEPTEMBER 30,
                                         ---------------------------
                                             1996            1995
                                         -----------     -----------
REVENUE                                  $ 8,962,785     $ 7,735,816
DIRECT COSTS                               3,686,773       3,446,607
                                         -----------     -----------
   Gross profit                            5,276,012       4,289,209
                                         -----------     -----------
EXPENSES:
   General and administrative              1,637,725       1,388,205
   Marketing and selling                   1,486,929       1,254,695
   Research and development                  304,991         325,965
                                         -----------     -----------
                                           3,429,645       2,968,865
                                         -----------     -----------

INCOME FROM OPERATIONS                     1,846,367       1,320,344

OTHER INCOME (EXPENSE) - NET                 244,975         268,866
                                         -----------     -----------
INCOME BEFORE PROVISION
FOR INCOME TAXES                           2,091,342       1,589,210

PROVISION FOR INCOME TAXES                   193,593         104,300
                                         -----------     -----------

NET INCOME                               $ 1,897,749     $ 1,484,910
                                         ===========     ===========

NET INCOME PER COMMON SHARE
AND COMMON EQUIVALENT SHARE              $      0.09     $      0.07
                                         ===========     ===========

WEIGHTED AVERAGE COMMON AND
COMMON SHARE EQUIVALENTS OUTSTANDING      22,204,630      20,860,213
                                         ===========     ===========

See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations

                            PSYCHEMEDICS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            NINE MONTHS
                                                                        ENDED SEPTEMBER 30,
                                                                   ----------------------------
                                                                       1996             1995
                                                                   -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $ 1,893,749      $ 1,484,910
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                     472,521          411,916
     Changes in assets and liabilities:
     Receivables                                                      (990,283)        (284,328)
     Laboratory supplies                                                (1,765)         (93,020)
     Prepaid expenses and other current assets                        (139,969)         (74,897)
     Accounts payable                                                 (150,754)          48,408
     Accrued expenses                                                   92,487           61,966
                                                                   -----------      -----------
           Net cash provided by operating activities                 1,175,986        1,554,955
                                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments - net                        (2,534,543)         (89,538)
   Purchases of equipment and leasehold improvements                  (543,295)        (813,945)
   Increase in other assets - net                                      (19,538)         (44,473)
                                                                   -----------      -----------
           Net cash used in investing activities                    (3,097,376)        (947,956)
                                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net principal payments on obligations under
      capital leases                                                   (16,459)        (113,616)
    Net proceeds from the issuance of
      common stock                                                   2,420,596        1,005,198
    Net cash used to repurchase common stock                               -         (1,634,179)
                                                                   -----------      -----------
           Net cash (used in) provided by financing activities       2,404,137         (742,597)
                                                                   -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              482,747         (135,598)
CASH AND CASH EQUIVALENTS, beginning of period                         193,787          544,776
                                                                   -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                           $   676,534      $   409,178
                                                                   ===========      ===========

See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations

                            PSYCHEMEDICS CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               September 30, 1996

1. The financial information furnished herein is unaudited; however, in the opinion of management, it reflects all adjustments which are necessary to fairly state the Company's financial position at September 30, 1996 and the results of its operations and cash flows for the periods ended September 30, 1996 and 1995. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and included in the financial statements are certain amounts based on management's estimates and judgments.

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

2. Net income per common and common equivalent shares is based upon the weighted average number of common and common equivalent shares outstanding as computed using the treasury stock method.

3. For comparative purposes certain prior year expenses have been reclassified between direct costs, general and administrative expenses, and selling and marketing expenses to conform with current year presentation.

4. On June 11, 1996, the Company declared a 3 % stock dividend distributed to shareholders on July 3, 1996. The effect of this transaction has been reflected in all periods presented on this Form 10-Q.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

REVENUE

Revenue for the third quarter of 1996 was $3,146,808, an increase of 18% over the $2,667,417 reported for the third quarter of 1995. Revenue for the nine month period ended September 30, 1996 was $8,962,785 an increase of 16% over the $7,735,816 reported for the comparable period of 1995. The revenue increases result primarily from the addition of new customers and expanding volume from the Company's existing customer base.

DIRECT COSTS AND EXPENSES

The following table sets forth the direct costs of revenue, general and administrative expenses, marketing and selling expenses and research and development expenses as a percentage of revenue.

                                  Three Months             Nine Months
                               Ended September 30,     Ended September 30,
                               -------------------     -------------------
                                1996         1995       1996         1995
                                ----         ----       ----         ----
Direct costs                     41%          45%        41%          45%
General and administrative       17%          18%        18%          18%
Marketing and selling            15%          19%        17%          16%
Research and development          3%           4%         3%           4%

Direct Costs

Direct costs were $1,279,929, $1,201,607, $3,686,773 and $3,446,607 for the
three and nine month periods ended September 30, 1996 and 1995, respectively. Direct costs as a percentage of revenue were lower for the three and nine month periods ended September 30, 1996 as compared to the comparable periods in 1995 primarily due to efficiencies realized from increased sales volume.

General and Administrative Expenses

General and Administrative expenses were $545,324, $475,115, $1,637,725, and $1,388,204 for the three and nine month periods ended September 30, 1996 and 1995, respectively. The increase in general and administrative expenses in the 1996 periods as compared to the same periods in 1995 is primarily due to expansion of the Company's management staff and increased bad debt expense.

Marketing and Selling Expenses

Marketing and selling expenses were $481,825, $508,833, $1,486,929, and $1,254,695 for the three and nine month periods ended September 30, 1996 and 1995, respectively. Marketing and selling expenses were relatively flat for the three month periods ended September 30, 1996 and 1995, and increased for the nine month period in 1996 as compared to 1995 due to increased sales staff and customer service support.

Other Income (Expense) - Net

Other income for the three and nine month periods ended September 30, 1996 and 1995 results primarily from interest income from the Company's invested cash balances. Other income was relatively flat for the three month period ended September 30, 1996, and decreased for the nine month period in 1996 as compared to 1995 as a result of slightly higher invested balances offset by lower yields.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company's cash and investment balances at September 30, 1996 amounted to $8,490,674. Cash generated from operations in the first nine months of 1996 was $1,175,986. The Company also received $61,000 and $2,420,237 of net proceeds from the exercise of warrants and stock options during the three and nine month periods ended September 30, 1996.

Management believes that cash generated from operations, together with proceeds from such warrants and option exercises, should be adequate to fund anticipated working capital requirements. Depending upon the Company's results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional capital.

Working capital at September 30, 1996 amounted to $11,012,547 as compared to $6,787,829 at December 31, 1995.

The Company's capital expenditures were $543,295 for the first nine months of 1996. Capital expenditures for 1996 are expected to be approximately $650,000 and are expected to be funded through cash generated from operations and from existing cash reserves.

In December 1994, the Company's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock. This program is a direct result of the Company's solid financial condition and cash-generating capability, and it was authorized after evaluating various alternatives to enhance long-term shareholder value. The Company had purchased a total of 699,387 shares of common stock for $2,676,793. No treasury shares have been purchased since June 20, 1996.

On June 11, 1996, the Company declared a 3% stock dividend distributed to shareholders on July 3, 1996. The shares issued in the stock dividend represented shares which the Company acquired in the stock repurchase program. This transaction resulted in an increase in accumulated deficit of $4,668,200 (632,976 shares distributed at a fair market value of $7.375 per share at June 21, 1996, the record date). Treasury stock was reduced by $2,422,730 as a result of this distribution. As of September 30, 1996, 66,335 shares remain in treasury stock. The effect of this transaction has been reflected in all periods presented in this Form 10-Q.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               The Exhibits filed as part of this Form 10-Q are listed on the
               Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

          (b)  Reports on Form 8-K - None.

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Psychemedics Corporation

Date: November 11, 1996                  By:/s/Raymond C. Kubacki, Jr.
                                            -------------------------------
                                         Raymond C. Kubacki, Jr.
                                         President and Chief Executive Officer

Date: November 11, 1996                  By:/s/Bruce M. Stillwell
                                            -------------------------------
                                         Bruce M. Stillwell
                                         Vice President, Treasurer & Controller

                            PSYCHEMEDICS CORPORATION

                                      10-Q

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number                        Description
------                        -----------

 11 Calculation of shares used in determining net income per share

 27                           Financial Data Schedule