Form 10-K
period 1996-12-31
PSYCHEMEDICS CORP
filed 1997-03-31
CIK 806517

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         Annual report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the fiscal year ended December 31, 1996

                         Commission file number: 1-13738

                            PSYCHEMEDICS CORPORATION
             (exact name of registrant as specified in its charter)

          Delaware                                       58-1701987
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

1280 Massachusetts Ave., Cambridge, MA                       02138
-----------------------------------------                ------------
(Address of principal executive offices)                  (Zip Code)

        Registrant's telephone number, including area code: 617-868-7455

           Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.005 Par Value                  American Stock Exchange
-----------------------------         ----------------------------------------
      (Title of class)               (name of each exchange on which registered)

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

                                 YES [X] NO [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     On March 14, 1997 the aggregate market value of the voting stock held by non-affiliates of the registrant was $ 91,553,934 and 21,827,791 shares of Common Stock, $.005 par value, were outstanding at such date.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Part III - Portions of the Registrant's Proxy Statement relative to the 1997 Annual Meeting of Stockholders to be held on May 8, 1997.

                                     PART I

Item 1.  Business

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

The Company's first application of its patented technology is a testing service which screens for the presence of certain drugs of abuse in hair. The application of radioimmunoassay procedures using hair differs from the more widely used application of radioimmunoassay procedures using urine samples. The Company's tests provide quantitative information which indicates the approximate amount of drug ingested as well as historical data which can show a pattern of individual drug use over a period of time. This information is useful to employers in both applicant and employee testing, to physicians, treatment professionals, law enforcement agencies, to the insurance industry, to other individuals and entities engaged in any business where drug use is an issue, and to parents concerned about drug use by their children. The Company provides commercial testing and confirmation by GC/MS using industry accepted practices for cocaine, marijuana, PCP, methamphetamine, and opiates. In addition, the Company has developed a test for methadone for use in the treatment industry.

Testing services are currently performed at the Company's laboratory at 5832 Uplander Way, Culver City, California. The Company's services are marketed under the name RIAH, (Radioimmunoassay of Hair), a registered service mark.

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

Validation of the Company's Proprietary Testing Method

The process of analyzing human hair for the presence of drugs using the Company's patented method has been the subject of over fifty scientific field studies. Results from the studies that have been published or accepted for publication in scientific journals are generally favorable to the Company's technology. These studies were performed with the following organizations:
Citizens for a Better Community Court, Columbia University, Koba Associates-DC Initiative, Harvard Cocaine Recovery Project, Hutzel Hospital, ISA Associates (Interscience America)-NIDA Workplace Study, University of California-Sleep State Organization, Maternal/Child Substance Abuse Project, Matrix Center, National Public Services Research Institute, Narcotic and Drug Research Institute, San Diego State University-Chemical Dependency Center, Spectrum Inc., Stapleford Centre (London), Task Force on Violent Crime (Cleveland, Ohio); University of Miami-Department of Psychiatry, University of Miami-Division of Neonatology, University of South Florida-Operation Par Inc., University of Washington, VA Medical Center-Georgia, U.S. Probation Parole-Santa Ana. The above studies include research in the following areas: prenatal, treatment evaluation, workplace drug use, the criminal justice system and epidemiology. Many of the studies have been funded by the National Institute of Justice or the National Institute on Drug Abuse ("NIDA"). Over 300 research articles written by independent researchers have been published supporting the general validity and usefulness of hair analysis.

An additional independent evaluation of the technology, favorable to the Company's services, has been performed by submission of blind samples by Dr. Robert DuPont, President of the Institute of Behavior and Health, Inc., the first Director of the National Institute on Drug Abuse and presently Chairman of the Company's Scientific Advisory Board. Some of the Company's customers have also completed their own testing to validate the Company's proprietary hair testing method as a prelude to utilizing the Company's services. These studies have consistently confirmed the Company's superior detection rate. When the results from utilizing the Company's patented hair testing method were compared to urine results in side-by-side evaluations, 5 to 10 times as many drug abusers were accurately identified with the Company's proprietary method. In addition to these studies, the Company is now performing testing for over 750 clients.

During 1996, the Company's patented method was utilized in a number of important research application studies. In a study funded by the White House Office of National Drug Control Policy (the Drug Czar's office) in 1996, hair analysis was used to assess levels of drug use in hard-core drug abusers. The National Institute of Justice sponsored an investigation using hair analysis to determine the extent of drug use among prison inmates. Additional research studies were conducted at Texas Christian University, Texas A & M, UCLA, University of Pennsylvania and the University of South Florida. These studies investigated drug abuse among juvenile delinquents, homeless individuals, HIV patients and pregnant women.

Advantages of Using the Company's Patented Method

The Company asserts that hair testing using its patented method confers substantive advantages relative to existing means of drug detection through urinalysis. Although urinalysis testing can provide accurate drug use information, the scope of the information is short-term and is generally limited to the type of drug ingested within a few days of the test. Studies published in many scientific publications including NIDA Research Monograph and the Journal of Forensic Sciences have indicated that cocaine, PCP, opiates, and methamphetamine disappear from urine within 72 to 96 hours of use, although marijuana may take a week or more.

In contrast to urinalysis testing, hair testing using the Company's patented method provides long-term historical drug use information resulting in a significantly wider "window of detection." This "window" may be three months or longer depending on the length of the hair sample. The Company's standard test offering, however, uses a 3.9 centimeter length cut close to the scalp; therefore, it measures use for approximately the previous 90 days.

This wider window of detection enhances the detection efficiency of hair analysis making it particularly useful in pre-employment testing. Hair testing not only identifies more drug users, but also uncovers patterns and severity of drug use, information most helpful in determining the scope of an individual's involvement with drugs and serves as a deterrent against the use of drugs. Hair testing using the Company's patented method greatly reduces the incidence of "false negatives" associated with evasive measures typically encountered with urinalysis testing. Urinalysis test results are impacted adversely by excessive fluid intake prior to testing as well as adulteration of the sample. Moreover, a drug user who abstains from use for a few days prior to urinalysis testing can usually escape detection. Hair testing is effectively free of these problems as it cannot be thwarted by evasive measures typically encountered with urinalysis testing. It is also attractive to customers since sample collection is typically performed under close supervision yet is less intrusive and embarrassing for test subjects.

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

Patents

In December 1987, Dr. Werner A. Baumgartner, the Company's founder and Director of Research and Development, with the assistance of the Company's patent counsel, filed the first in a series of patent applications in the U.S. Patent and Trademark Office on his inventions relating to radioimmunoassay using hair. In 1994, U.S. Patent No. 5,324,642 (the "642 Patent") was issued to the Company. This patent pertains to the universal drug extraction procedure and immunoassay technology for the detection of drugs in hair specimens. In 1995, the Company was granted an additional patent covering Dr. Baumgartner's inventions pertaining to the immuno chemical screening assay for marijuana, which is the most difficult drug to detect. Dr. Baumgartner has continued his research, and the Company has pending two additional patent applications in the U.S. Patent and Trademark Office with respect to his inventions relating to procedures using hair. The Company believes that additional patents will be granted as a result of Dr. Baumgartner's pending patent applications although there can be no assurance that any such additional patents will be granted.

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

The number of businesses using drug testing to screen job applicants and employees has increased significantly in the last nine years. The 1996 American Management Association (AMA) survey indicated that 81% of surveyed firms were engaged in some form of drug testing, a 277% increase since the initial AMA survey in 1987. The prevalence of drug screening programs reflects a growing concern that drug use contributes to employee health problems and costs (increased absenteeism, reduced productivity, etc.) and in certain industries, safety hazards. It has been estimated that the cost to industry in terms of health care costs and lost productivity is at least $60 billion annually.

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

2. Home Use

In 1995, the Company began marketing "PDT-90",, its hair testing service to parents concerned about drug use by their children. It allows parents to collect a small sample from their child in the privacy of the home and have it tested for drugs of abuse by the Company. The PDT-90 testing service uses the same patented method that is used with the Company's workplace testing service. The Company commenced a marketing campaign in the third quarter of 1995 for the new service.

3.  Medical

The Company has developed a medical market for its proprietary hair testing method consisting mostly of testing services for use by treatment professionals for drug recovery programs and prenatal care.

In the drug treatment area, the Company's patented method can be used by treatment professionals to obtain background information on drug use, information most critical in structuring an individual's recovery program. Under traditional drug detection tests, this information is obtained from self-reporting, an approach generally deemed unreliable for various reasons, including reluctance to discuss the nature of one's drug habit, memory failure, and unknown substance purity. As a follow-up to a rehabilitation process, the Company's patented method provides additional support by generating feedback to individual physicians, psychiatrists and therapists on the success of their methods. The utility of the Company's technology in monitoring recovery after discharge from employee assistance programs has been validated by the Company's customers. The Company's recently developed methadone test can also assist treatment professionals in their treatment efforts.

The Company has engaged in, and continues to engage in, studies supporting the utility of its patented hair analysis method in the evaluation of drug use during pregnancy and the corresponding treatment of newborns. Studies are under way at University of Pennsylvania, Hutzel Hospital, University of Washington, Columbia University, University of Miami, National Public Services Research Institute, University of California-Sleep State Organization and Maternal/Child Substance Abuse Project. The Company expects that these cost-benefit and application studies will demonstrate the utility of its proprietary screen in the prenatal market.

Sales and Marketing

The Company markets its corporate drug testing services primarily through its own direct sales force. The Company's in-house efforts are supplemented by a limited network of independent sales representatives who are thoroughly trained by the Company. The Company markets PDT-90, its home testing drug service, through a toll-free number. For both its business-to-business and consumer direct services, the Company has undertaken an integrated marketing campaign to enhance the market presence within each respective segment.

Competition

The Company competes directly with numerous commercial laboratories which test for drugs through urinalysis testing. Most of these laboratories, such as Laboratory Corporation of America, SmithKline Beecham Clinical Laboratories and Corning Clinical Laboratories, Inc. have substantially greater financial resources, market identity, marketing organizations, facilities, and numbers of personnel than the Company. The Company has been steadily increasing its base of corporate customers and believes that future success with new customers is dependent on the Company's ability to communicate the advantages of implementing a drug program utilizing the Company's patented hair analysis method.

The Company's ability to compete is also a function of pricing. The Company's prices for its tests are generally somewhat higher than prices for comparable tests using urinalysis. However, the Company believes that its superior detection rates, coupled with the customer's ability to test less frequently due to hair testing's wider window of detection (approximately 90 days verses approximately three days with urinalysis) provide more value to the customer. This pricing policy could, however, lead to slower sales growth for the Company.

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

A substantial number of states regulate drug testing. The scope and nature of such regulation varies greatly from state to state. In some states, a clinical laboratory such as the Company is required to satisfy certain requirements as a precondition to the laboratory's certification or right to perform drug testing services with respect to specimens obtained in such state. The laws or regulations in other states, in some instances, limit testing to certain matrixes ("matrix" refers to the substance, blood, urine, hair, etc., which is tested for the presence of drugs) which in two states excludes hair. The Company seeks, through participation in the legislative and regulatory process, to educate the legislative and regulatory agencies of those few states whose statutes have been interpreted to not include the testing of hair.

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

On February 6, 1997, the FDA announced a new agency proposal to companies that make "drugs of abuse test systems". Under the proposal, companies engaged in the business of testing for drugs of abuse using immunoassay testing procedures previously recognized by the FDA would be able to market their test systems without pre-market approval or clearance by the FDA so long as the tests are conducted at certain approved laboratories and certain labeling and product information procedures are followed. To date, the FDA has recognized immunoassay testing procedures which involve the use of urine and sweat as the test sample in certain applications. Under the FDA proposal, companies engaged in the business of testing for drugs of abuse using samples other than those previously recognized would effectively be prohibited from operating without FDA approval or clearance. Such companies would be required to submit their test to the FDA for recognition. The FDA's February 1997 announcement states that it intends to implement the proposed new policy through notice and comment rulemaking. The proposal includes a transitional period of approximately two years in order for companies not currently in compliance with the proposed requirements to obtain the necessary data they need for submission to the FDA. The Company believes that its proprietary method of detecting drugs of abuse using hair samples is accurate and reliable and should, therefore, be recognized if necessary. However, the Company maintains that the FDA lacks statutory authority to regulate its drug testing service. There is a risk that, under regulations which may hereafter be adopted in light of the FDA's proposal, an application by the Company for recognition of the Company's proprietary hair testing technology could be denied, in which event, if upheld on appeal, the Company's business would be materially adversely affected.

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

Research and Development

The Company is continuously engaged in research and development activities. During the years ended December 31, 1996, 1995 and 1994, $413,693, $436,385 and
$406,345, respectively, were expended for research and development. The Company continues to perform research activities to develop new products and services utilizing the Company's proprietary technology. Additional research using the Company's proprietary technology is being conducted by outside research organizations through government-funded studies.

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

Sources and Availability of Raw Materials

Since its inception, the Company has purchased raw materials for its laboratory services from outside suppliers. The most critical of these raw materials are the radio-labeled drugs which the Company purchases from a single supplier, although other supplies of radio-labeled drugs exist. If suitable radio-labeled drugs were to become unavailable, or available only at prohibitive cost, the Company would be required to produce its own radio-chemical supplies, although other suppliers of radio-labeled drugs exist. The Company estimates that it would have to expend approximately $400,000 for capital additions to produce its own supply. Thereafter, direct costs for such raw materials would likely decrease.

Principal Customer

The Company's major customer, Blockbuster Entertainment Group ("Blockbuster"), a division of Viacom, Inc., accounted for approximately 19% of the Company's drug testing sample volume and approximately 15% of the Company's revenue during the year ended December 31, 1996. The Company's agreement with Blockbuster is terminable at will by either party and the loss of Blockbuster as a customer could have a material adverse effect on the Company. However, the Company believes that its relations with Blockbuster are satisfactory.

Employees

As of December 31, 1996, the Company had 71 full-time equivalent employees, of which four full-time employees were in research and development. None of the Company's employees is subject to a collective bargaining agreement.

Item 2.  Properties.

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

Item 3.  Legal Proceedings.

The Company's recent dispute with the Food and Drug Administration is described above under Business Government Regulation. The Company is involved in various other suits and claims in the ordinary course of business. The Company does not believe that the disposition of any such other suits or claims will have a material adverse effect on the continuing operations or financial position of the Company.

Item 4.  Submission of Matters To Vote of Security Holders.

Not applicable.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

The Company's common stock has been traded on the American Stock Exchange under the symbol "PMD" since April 27, 1995. Prior to such date, the stock was traded on the NASDAQ Small-Cap Market under the symbol "PCMC". The following table sets forth for the periods indicated the range of prices for the Company's common stock as reported by the National Quotation Bureau, Inc. (through April 26,
1995) and as reported by the American Stock Exchange thereafter. As of March 14, 1997, there were 526 recordholders of the Company's common stock.

Calendar Period                    High                       Low
---------------                  --------                   ------
1996
----
First Quarter                     6 1/2                      5 1/8
Second Quarter                    8                          6 1/16
Third Quarter                     7 11/16                    6
Fourth Quarter                    6 3/4                      5 3/4

1995
----
First Quarter                     3 7/16                     2 1/2
Second Quarter                    3 3/8                      2 5/8
Third Quarter                     9                          3 3/8
Fourth Quarter                    6                          4 3/4

On July 3, 1996, the Company distributed a 3% stock dividend to shareholders of record on June 21, 1996. The share price information set forth above has not been adjusted to reflect the stock dividend. On December 19, 1996, the Company declared a cash dividend of $0.02 a share payable on January 30, 1997 to holders of record at the close of business on January 15, 1997. Subsequently, on March 4, 1997, the Company declared a cash dividend of $0.02 per share payable on April 9, 1997 to shareholders of record at the close of business on March 20, 1997. Future dividends may be made at the discretion of the Board of Directors.

Item 6. Selected Financial Data

The following Selected Financial Data for the years ended December 31, 1996, 1995 and 1994 have been derived from the financial statements of the Company as audited by Arthur Andersen LLP, the Company's independent public accountants. This Selected Financial Data should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and related notes thereto included elsewhere in this Report. The Selected Financial Data for the years ended December 31, 1993 and 1992 were also derived from the audited financial statements of the Company, although reference to these financial statements and related notes thereto is not included in this report.



                                                 As of and for the Periods Ended
                                       ----------------------------------------------------
                                              (In thousands except per share data)
                                                         December 31,
                                       ----------------------------------------------------
                                          1996       1995       1994       1993       1992
                                       --------   --------   --------   --------   --------
Revenue ............................   $ 12,214   $ 10,111   $  8,734   $  6,576   $  3,974

Gross profit .......................      7,233      5,422      5,037      3,886      2,121

Income from operations .............      2,409      1,301      1,742        986       (568)

Net income .........................      2,492      1,559      1,831        953       (521)

Net income per common
  and common equivalent
  share .................                   .11        .07         09        .05       (.03)

Weighted average common
  and common equivalent
  shares outstanding ...............     22,164     23,404     20,023     20,522     15,461

Total Assets .......................     15,745     10,217     10,289      4,385      3,025

Working Capital ....................     11,402      6,788      7,658      1,935      1,373

Shareholder's Equity ...............   $  9,484   $  9,580   $  3,536   $  2,560   $  2,560


Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations.

REVENUE

The year ended December 31, 1996 was another record year for revenue. Revenue was $12,214,198 in 1996 as compared to $10,110,934 in 1995 and $8,734,156 in
1994, representing an increase of 21% in 1996 and 16% in 1995. These increases were due primarily to the addition of new clients and expanded volume from existing clients in targeted industries such as manufacturing, service, retail, mining, and law enforcement. Revenue included $1,886,000 $1,822,000 and $2,059,000 from Blockbuster in 1996, 1995 and 1994, respectively. There can be no assurance that Blockbuster's testing volume and the Company's resulting revenue derived from Blockbuster will reach the same levels in 1997 as in 1996.

DIRECT COSTS AND EXPENSES

The following table sets forth the direct costs of revenue as a percentage of revenue and general and administrative expenses, marketing and selling expenses and research and development expenses as a percentage of revenue for the years ended December 31:

                                           1996           1995           1994
                                           ----           ----           ----
Direct costs                                41%            46%            42%
General and administrative expenses         19%            19%            15%
Marketing and selling expenses              17%            17%            18%
Research and development expenses            3%             4%             5%

Direct Costs

Direct costs for the year ended December 31, 1996 were $4,981,221 as compared to $4,689,227 in 1995 and $3,696,944 in 1994. The increases of $291,994 and
$992,283 in 1996 and 1995, respectively, are due primarily to increases in the volume of samples tested in each such period. The decrease in direct costs as a percentage of revenue in 1996 as compared to 1995 is primarily the result of increased efficiencies resulting from increased sales volume.

General and Administrative Expenses

General and Administrative Expenses were $2,362,074, $1,946,648 and $1,342,653 for the years ended December 31, 1996, 1995 and 1994, respectively. The $415,426 increase in 1996 was due primarily to the higher costs incurred by the Company as a result of its continued revenue growth, principally salaries, legal, regulatory and bad debt expenses. The $603,995 increase in 1995 was also due primarily to the higher costs incurred by the Company as a result of its revenue growth.

Marketing and Selling Expenses

Marketing and Selling Expenses for the year ended December 31, 1996 were $2,048,477 as compared to $1,737,543 in 1995 and $1,546,084 in 1994. The increase in 1996 of $310,934 was due primarily to increased marketing expenses related to an expanded sales staff and increased marketing activities. The $191,459 increase in 1995 as compared to 1994 was due primarily to increased marketing expenses.

Research and Development Expenses

Research and Development Expenses remained virtually unchanged at $413,693 in 1996 as compared to $436,385 in 1995 and $406,345 in 1994. As a percentage of revenues, Research & Development Expenses decreased due to increases in revenues in the periods.

OTHER INCOME (EXPENSE)

Interest income in 1996, 1995 and 1994 resulted primarily from temporary investments of cash derived from operations, and from the exercise of stock options and warrants. The decrease in interest expense in 1996 and 1995 results from the repayment of capital lease obligations attributable to the financing of certain equipment purchases in 1993 through capital lease arrangements.

NET INCOME

Net income for December 31, 1996, 1995 and 1994 was $2,491,981, $1,558,686 and
$1,831,230 respectively. The increase in 1996 was primarily due to increased revenues, and related efficiencies in direct costs derived from increased sales volume. The decrease in 1995 was primarily due to increases in direct costs and increased general and administrative expenses which exceeded increases in revenues in such year. The provision for income taxes in 1996 and 1995 represents the alternative minimum tax due, and provision for state corporate income taxes as required by the Internal Revenue Code. The Company had total net operating loss carryforwards at December 31, 1996 of approximately $3,586,000 available to offset future federal taxable income.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and investment balances at December 31, 1996 amounted to $9,833,405. Cash generated from operations in 1996 was $2,352,557. The Company also received $2,756,667 of net proceeds from the exercise of warrants and stock options in 1996.

Working capital at December 31, 1996 amounted to $11,402,723 as compared to $6,788,513 at December 31, 1995. The increase of $4,614,210 during 1996 resulted primarily from increased sales and the exercise of stock options and warrants during the year.

Management believes that cash on hand, coupled with future operating profits and the proceeds from the exercise of outstanding options, should be adequate to fund anticipated working capital requirements. Depending upon the Company's results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional equity capital. Such sources could include joint ventures or additional private equity placements.

The Company's capital expenditures were $736,432 in 1996, $1,269,118 in 1995 and $528,819 in 1994. The expenditures in 1996 were primarily a result of expansion of the Company's laboratory facilities. Capital expenditures for 1997 are expected to be approximately $600,000 and are expected to be funded through cash generated from operations and from existing cash reserves.

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

On July 3, 1996, the Company distributed a 3% stock dividend to shareholders of record on June 21, 1996. The shares issued in the stock dividend represented shares which the Company acquired in the stock repurchase program. This transaction resulted in an increase of $4,667,516 in the accumulated deficit (633,006 shares distributed at a fair market value of $7.375 per share on June 31, 1996, the record date). Treasury stock was reduced by $2,422,730 as a result of this distribution. Average shares outstanding and all per share amounts included in the accompanying financial statements and Notes are based on the increased number of shares giving retroactive effect to the stock dividend.

On December 19, 1996, the Company declared a cash dividend of $0.02 a share payable on January 30, 1997 to holders of record at the close of business on January 15, 1997. This cash dividend resulted in an increase of $437,221 in the accumulated deficit and accrued dividends payable at December 31, 1996

On March 4, 1997, the Company declared a cash dividend of $0.02 per share payable on April 9, 1997 to shareholders of record at the close of business on March 20, 1997.

Item 8. Financial Statements and Supplementary Data

The financial statements and financial statement schedules are incorporated by reference in this report on pages F-1 through F-12.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Following is a list that sets forth as of March 31, 1997 the names, ages and positions within the Company of all of the Executive Officers of the Company and the Directors of the Company. Each such director has been nominated for reelection at the Company's 1997 Annual Meeting, to be held on May 8, 1997.

NAME                                AGE        POSITION
----                                ---        --------
Raymond C. Kubacki, Jr.             52         Chief Executive
                                               Officer, President,
                                               Director

Werner A. Baumgartner, Ph.D.        61         Chairman of the
                                               Board, Director

A. Clinton Allen                    53         Vice Chairman of
                                               the Board, Director

Bruce M. Stillwell                  35         Vice President,
                                               Treasurer, Controller

Donald J. Kippenberger, Ph.D.       50         Vice President-
                                               Laboratory Operations

Thomas Cairns, Ph.D., D.Sc.         56         Vice President-
                                               Technology Research
                                               & Development

William Thistle, Esq.               47         Vice President,
                                               General Counsel

Donald F. Flynn                     57         Director

John J. Melk                        60         Director

Fred J. Weinert                     49         Director


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

Mr. Allen is Chairman and Chief Executive Officer of A.C. Allen & Company, Inc., an investment banking consulting firm located in Cambridge, Massachusetts. Mr. Allen currently serves as a director of Swiss Army Brands, Inc. and is a member of its Executive Committee; and as a director of SweetWater, Inc. He also serves as a director and Vice Chairman of The DeWolfe Companies, Inc. Mr. Allen has been a director of the Company since 1989.

Dr. Kippenberger joined the Company in January 1994 as Vice President of Laboratory Operations. From 1987 to 1990, he was the Technical Director of the Wiesbaden Forensic Toxicology Drug Testing Laboratory, one of the U.S. Army's largest drug testing laboratories. From 1990 to 1993 he served as the Forensic Toxicology Consultant to the U.S. Army Surgeon General, where he directed policy, technical operations and inspection oversight of the four U.S. Army toxicology drug testing laboratories. Dr. Kippenberger is a National Institute on Drug Abuse (NIDA) inspector, and a College of American Pathologists inspector.

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

Mr. Flynn has been the sole stockholder and Chairman of the Board of Flynn Enterprises, Inc., a financial advisory and venture capital firm, since February 1988. Mr. Flynn also was Chairman of the Board from July 1992 until February 1996 and Chief Executive Officer from July 1992 until May 1995 of Discovery Zone, Inc., an operator of indoor entertainment and fitness facilities for children. On March 25,

1996, Discovery Zone, Inc. filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. From 1972 to December 1990, Mr. Flynn served in various positions with WMX Technologies, Inc. (formerly Waste Management, Inc.) including Senior Vice President and Chief Financial Officer. Mr. Flynn currently serves as a director of WMX Technologies, Inc. and its affiliated entities, Waste Management International plc and Wheelabrator Technologies, Inc. Mr. Flynn also serves as a director of Extended Stay America, Inc.; an owner and operator of Extended-Stay lodging facilities. Mr. Flynn has been a director of the Company since 1989.

Mr. Melk currently serves as Chairman of H20 Plus, L.P., which develops and manufactures health and beauty products and distributes them through a company-owned chain of specialty retail stores, as well as over 300 wholesale/department stores. He also serves as Chairman of MW Partners, an investor in commercial and residential real estate investments. From 1987 to 1989, Mr. Melk was Vice Chairman of the Board of Blockbuster Entertainment Corporation. From 1971 to 1975, Mr. Melk was Vice President of Corporate Development for WMX Technologies and from 1975 to 1984 held the position of President of W.M.I. International, Ltd. based in London, England. He is a director of Republic Industries, Inc., and Extended Stay America, Inc. Mr. Melk has been a director of the Company since 1991.

Mr. Weinert serves as President of San Telmo, Inc. (investment group), Barrington Services Group (a business advisory firm and commercial real estate developer), Here's Hollywood, Inc. (a Blockbuster Video franchisee) and Vice President of H20 Plus, S.A. (a distributor of cosmetics, bath products and fragrances in Argentina, Chile and Uruguay). From June 1989 to February 1995 he was President of H20 Plus L.P., MW Partners, and Century Entertainment Ltd. Previous to that he was President of Waste Management International, Inc. from December 1983 to June 1989. For over 10 years he has served on the Business Advisory Council for the University of Dayton. Mr. Weinert has been a director of the Company since 1991.

Item 11. Executive Compensation.

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 1997 Annual Meeting of Stockholders to be held on May 8, 1997 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 1997 Annual Meeting of Stockholders to be held on May 8,1997 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 1997 Annual Meeting of Stockholders to be held on May 8, 1997 and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


(a) (1) Financial Statements:                                          Page
                                                                       ----
        Report of Independent Public Accountants                       F-1

        Balance Sheets as of December 31, 1996 and 1995                F-2

        Statements of Income for the Years
        Ended December 31, 1996, 1995 and 1994                         F-3

        Statements of Shareholders' Equity for the Years
        Ended December 31, 1996, 1995 and 1994                         F-4

        Statements of Cash Flows for the Years
        Ended December 31, 1996, 1995 and 1994                         F-5

        Notes to Financial Statements                                  F-6

    (2) Financial Statements Schedules

    (3) Exhibits -        (See the Index to Exhibits included
                           elsewhere in this report)

(b)     Reports on Form 8-K

        None

                            PSYCHEMEDICS CORPORATION
                                      10-K
                                Index to Exhibits

Exhibit                                                                 Page or
Number                            Description                          Reference
------                            -----------                          ---------
3        Articles of Incorporation and By-Laws


3.1      Certificate of Incorporation filed
         September 24, 1986 - (Incorporated by reference from the Registrant's Registration Statement on Form S-18,
         File No. 33-10186 LA).

3.2      Amendment to Certificate of Incorporation filed
         October 29, 1986 - (Incorporated by reference from the Registrant's Registration Statement on Form S-18,
         File No. 33-10186 LA).

3.3      Amendment to Certificate of Incorporation filed
         July 12, 1989 - (Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1989.)

3.4 Amendment to Certificate of Incorporation filed August 7, 1990 - (Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1990 as amended by a First Amendment on Form 8 filed December 15, 1990.)

3.5      Amendment to Certificate of Incorporation filed
         May 9, 1991 - (Incorporated by reference from the
         Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.)

3.6 By-Laws of the Company - (Incorporated by reference from the Registrant's Registration Statement on Form S-18, File No. 33-10186 LA).

4        Instruments Defining the Rights of Security Holders

4.1 Specimen Stock Certificate - (Incorporated by reference from the Registrant's Registration Statement on Form S-18, File No. 33-10186 LA).

10       Material Contracts

10.1     License Agreement  with Werner                                 Page or
         Baumgartner, Ph.D. and Annette Baumgartner                    Reference
         dated January 17, 1987 - (Incorporated by reference           ---------
         from the Registrant's Registration Statement on Form
         S-18, File No. 33-10186 LA).

10.2     License Agreement with Home Office
         Reference Laboratory dated November 17, 1988 -
         (Incorporated by reference from the Registrant's
         Quarterly Report on Form 10-Q  for the quarter ended
         December 31, 1988.)

10.3     License Agreement with Lifecodes
         Corporation dated February 24, 1989 -
         (Incorporated by reference from the Registrant's
         Quarterly Report on Form 10-Q for the quarter ended
         March 31, 1989.)

10.4     Employment Agreement with Werner A.
         Baumgartner, Ph.D. dated May 15, 1994
         (Incorporated by reference from the Registrant's
         Quarterly Report on Form 10-Q for the quarter ended
         June 30, 1995.)

10.5     Securities Purchase Agreement re:  sale
         of 3,500,000 shares of Common Stock
         and 4,200,000 Common Stock Purchase
         Warrants dated May 15, 1989 - (Incorporated by reference from the Registrant's Current Report on Form 8-K filed May 30, 1989.)

10.6     Amendment dated as of June 30, 1990 to Securities
         Purchase Agreement dated May 15, 1989 -
         (Incorporated by reference from the Registrant's
         Annual Report on Form 10-K for the fiscal year ended December 31, 1991.)

10.7*    1989 Employee Stock Option Plan,
         as amended - (Incorporated by reference from the Registrant's 1997 Annual Proxy Statement.)

10.8*    1989 Non-Qualified Stock Option Plan,
         as amended                                               Filed herewith

10.9*    1991 Non-Qualified Stock Option Plan -
         (Incorporated by reference from the Registrant's
         Annual Report on Form 10-K for the fiscal year ended December 31, 1991.)

10.10*   Employment Agreement with Raymond C.
         Kubacki, Jr. effective July 16, 1991 (Incorporated by reference from the Registrant's Annual Report on From 10-K for the fiscal year ended December 31, 1991.)

10.11    Lease dated October 6, 1992 with Mitchell H.                   Page or
         Hersch, et. al with respect to premises in                    Reference
         Culver City,  California - (Incorporated by reference         ---------
         from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.)

10.12 Security Agreement dated October 6, 1992 with Mitchell H. Hersch et. al - (Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.)
10.13    Lease Agreement dated December 30, 1992
         with General Electric Capital Corporation -
         (Incorporated by reference from the Registrant's
         Annual Report on Form 10-KSB for the fiscal year ended
         December 31, 1992.)

10.14    Letter of Credit Agreement dated December 29,
         1992 with General Electric Capital Corporation -
         (Incorporated by reference from the Registrant's Annual
         Report on Form 10-KSB for the fiscal year ended
         December 31, 1992.)

10.15    Standby Letter of Credit dated December 29,
         1992 with Brown Brothers Harriman & Co. -
         (Incorporated by reference from the Registrant's Annual
         Report on Form 10-KSB for the fiscal year ended
         December 31, 1992.)

10.16*   Employment Agreement with Donald J.
         Kippenberger, Ph.D. dated January 1, 1994 -
         (Incorporated by reference from the Registrant's
         Quarterly Report on Form 10-Q for the quarter ended
         June 30, 1995.)

10.17*   Employment Agreement with Thomas Cairns Ph.D.,
         D.Sc. dated July 1, 1995 - (Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.)

11       Statement re: Computation of Per Share Earnings          Filed herewith


23          Consents of Experts and Counsel

23.1        Consent of Arthur Andersen LLP                        Filed herewith

----------
* Represents a management contract or compensatory plan in which a director or named executive office of the Registrant participates.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PSYCHEMEDICS CORPORATION


                                 By: /s/ Raymond C. Kubacki, Jr.
                                    -----------------------------------
                                 Raymond C. Kubacki, Jr.
                                 President and Chief Executive Officer

Date:  March 28, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Raymond C. Kubacki, Jr.                          March 28, 1997
----------------------------------------
Raymond C. Kubacki, Jr.
President and Chief Executive
Officer, Director
(Principal Executive Officer)

/s/ Bruce M. Stillwell                               March 28, 1997
----------------------------------------
Vice President, Treasurer, & Controller
(Principal Financial Officer)

/s/ Werner A. Baumgartner, Ph.D.                     March 28, 1997
---------------------------------------
Werner A. Baumgartner, Ph.D.
Director

/s/ A. Clinton Allen                                 March 28, 1997
----------------------------------------
A. Clinton Allen
Director

/s/ Donald F. Flynn                                  March 28, 1997
----------------------------------------
Donald F. Flynn
Director

/s/ John J. Melk                                     March 28, 1997
----------------------------------------
John J. Melk
Director

/s/ Fred J. Weinert                                  March 28, 1997
----------------------------------------
Fred J. Weinert
Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Psychemedics Corporation:

We have audited the accompanying balance sheets of PSYCHEMEDICS CORPORATION (a Delaware corporation) as of December 31, 1996 and 1995, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Psychemedics Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP


Boston,  Massachusetts
February 25, 1997 (except with respect to the matter discussed in Note 8, as to which the date is March 4, 1997)

                            PSYCHEMEDICS CORPORATION
                                 BALANCE SHEETS

                                                           December 31,
                                                  ------------------------------
                                                     1996             1995
                                                  ------------     -------------
                             ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                      $  1,462,678    $    193,787
   Short-term investments                            8,370,727       5,279,596
   Receivables                                       2,657,416       1,722,770
   Laboratory supplies                                 230,777         253,216
   Prepaid expenses and
     other current assets                              129,828          72,247
                                                  ------------    ------------
      Total current assets                          12,851,426       7,521,616
                                                  ------------    ------------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
   Capitalized software                                602,521         296,460
   Office furniture and equipment                      782,511         585,411
   Laboratory equipment
     and leasehold improvements                      3,458,380       3,225,109
                                                  ------------    ------------
                                                     4,843,412       4,106,980
   Less: Accumulated depreciation
     and amortization                                2,399,919       1,864,398
                                                  ------------    ------------
                                                     2,443,493       2,242,582
                                                  ------------    ------------
OTHER ASSETS - NET                                     449,601         453,295
                                                  ------------    ------------
                                                  $ 15,744,520    $ 10,217,493
                                                  ============    ============

        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of obligations
      under capital leases                        $       --      $     16,459
   Accounts payable                                    395,434         466,412
   Accrued dividend payable                            437,217            --
   Accrued expenses                                    332,244         194,665
   Accrued income taxes                                283,808          55,567
                                                  ------------    ------------
      Total current liabilities                      1,448,703         733,103
                                                  ------------    ------------
COMMITMENTS (Note 5)
SHAREHOLDERS' EQUITY:
   Preferred stock, $.005 par value;
     authorized 1,000,000
     shares; none outstanding                             --              --
   Common stock, $.005 par value;
     authorized 50,000,000
     shares; issued 21,758,087
     and 20,288,280 shares
     in 1996 and 1995, respectively                    108,790         101,441
   Paid-in capital                                  20,722,137      15,728,033
   Accumulated deficit                              (6,281,047)     (3,668,291)
   Treasury stock, at cost;
      66,381 shares in 1996
      and 699,387 shares in 1995                      (254,063)     (2,676,793)
                                                  ------------    ------------
      Total shareholders' equity                    14,295,817       9,484,390
                                                  ------------    ------------
                                                  $ 15,744,520    $ 10,217,493
                                                  ============    ============

   The accompanying notes are an integral part of these financial statements.

                            PSYCHEMEDICS CORPORATION
                              STATEMENTS OF INCOME

                                                Years Ended December 31,
                                      ------------------------------------------
                                          1996           1995          1994
                                      -----------    -----------   -------------

REVENUE                                $12,214,198   $10,110,934   $ 8,734,156
DIRECT COSTS                             4,981,221     4,689,227     3,696,944
                                       -----------   -----------   ------------
   Gross profit                          7,232,977     5,421,707     5,037,212
                                       -----------   -----------   ------------
EXPENSES:
   General and administrative            2,362,074     1,946,648     1,342,653
   Marketing and selling                 2,048,477     1,737,543     1,546,084
   Research and development                413,693       436,385       406,345
                                       -----------   -----------   ------------
                                         4,824,244     4,120,576      3,295,082
                                       -----------   -----------   ------------
    Income from operations               2,408,733     1,301,131     1,742,130
                                       -----------   -----------   ------------
INTEREST INCOME, net                       360,248       344,755       155,200
                                       -----------   -----------   ------------
INCOME BEFORE PROVISION
FOR INCOME TAXES                         2,768,981     1,645,886     1,897,330
PROVISION FOR INCOME TAXES                 277,000        87,200        66,100
                                       -----------   -----------   ------------
NET INCOME                             $ 2,491,981   $ 1,558,686   $ 1,831,230
                                       ===========   ===========   ============
NET INCOME PER COMMON
AND COMMON EQUIVALENT SHARE            $      0.11   $      0.07    $      0.09
                                       ===========   ===========   ============
WEIGHTED AVERAGE COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING    22,164,226    23,404,058    19,921,614
                                       ===========   ===========   ============


   The accompanying notes are an integral part of these financial statements.

                            PSYCHEMEDICS CORPORATION
                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                           Common Stock                                        Treasury Stock
                                       ---------------------                                 -------------------
                                                    $0.005        Paid-In    Accumulated
                                       Shares      Par Value      Capital      Deficit       Shares     Amount         Total
                                       ------      ---------      -------      -------       ------     ------         -----

BALANCE, December 31, 1993           15,044,829   $   75,224   $  10,518,768  $(7,058,207)         -  $        -      $ 3,535,785
  Sale of common stock through the
     exercise of warrants, net of
     related costs                    4,216,800       21,084       3,725,555            -          -            -       3,746,639
  Sale of common stock through the                                                                                              -
     stock option plans                 249,250        1,246         465,309            -          -            -         466,555
  Net income                                  -            -               -    1,831,230          -            -       1,831,230
                                     ----------   ----------   -------------  -----------    -------  -----------     -----------
BALANCE, December 31, 1994           19,510,879   $   97,554   $  14,709,632  $(5,226,977)         -            -     $ 9,580,209

  Sale of common stock through the
     exercise of warrants, net of
     related costs                      498,951        2,495         504,583            -          -            -         507,078
  Sale of common stock through the
     stock option plans                 278,450        1,392         513,818            -          -            -         515,210
  Purchases of treasury stock                 -            -               -            -    699,387   (2,676,793)     (2,676,793)
  Net income                                  -            -               -    1,558,686          -            -       1,558,686
                                     ----------   ----------   -------------  -----------    -------  -----------     -----------
BALANCE, December 31, 1995           20,288,280   $  101,441   $  15,728,033  $(3,668,291)   699,387  $(2,676,793)    $ 9,484,390

  Sale of common stock through the
     exercise of warrants, net of
     related costs                      987,787        4,939       1,970,635            -          -            -       1,975,574
  Sale of common stock through the
     stock option plans                 482,020        2,410         778,683            -          -            -         781,093
  Distribution of 3% stock dividend           -            -       2,244,786   (4,667,516)  (633,006)   2,422,730               -
  Cash dividend payable                       -            -               -     (437,221)         -            -        (437,221)
  Net income                                  -            -               -    2,491,981          -            -       2,491,981
                                     ----------   ----------   -------------  -----------   -------  -----------      -----------
BALANCE, December 31, 1996           21,758,087   $  108,790   $  20,722,137  $(6,281,047)   66,381  $  (254,063)     $14,295,817
                                     ==========   ==========   =============  ===========   =======  ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                            PSYCHEMEDICS CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                       Years Ended December 31,
                                                             -----------------------------------------
                                                                 1996          1995           1994
                                                             ----------     ----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $ 2,491,981    $ 1,558,686    $ 1,831,230
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                               535,522        599,714        418,800
     Changes in current assets and liabilities:
      Receivables                                               (934,646)      (305,069)       (20,049)
      Laboratory supplies                                         22,439        (64,513)       (57,373)
      Prepaid expenses and other current assets                  (57,581)         7,440         (4,720)
      Accounts payable                                           (70,978)       162,850        (15,673)
      Accrued expenses                                           137,579         22,971        (41,469)
      Accrued income taxes                                       228,241         (8,717)        56,784
                                                             -----------    -----------    -----------
       Net cash provided by operating activities               2,352,557      1,973,362      2,167,530
                                                             -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales (purchases) of short-term investments - net           (3,091,131)       840,857     (6,120,453)
  Purchases of equipment and leasehold improvements             (736,432)    (1,269,118)      (528,819)
  (Increase) decrease in other assets                              3,689        (88,071)       (48,837)
                                                             -----------    -----------    -----------
       Net cash used in investing activities                  (3,823,874)      (516,332)    (6,698,109)
                                                             -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on obligations under capital leases                   (16,459)      (153,514)      (139,778)
  Net proceeds from the sale of common stock                   2,756,667      1,022,288      4,213,194
  Purchases of treasury stock                                       --       (2,676,793)          --
                                                             -----------    -----------    -----------
       Net cash provided by (used in) financing activities     2,740,208     (1,808,019)     4,073,416
                                                             -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                                             1,268,891       (350,989)      (457,163)
CASH AND CASH EQUIVALENTS, beginning of year                     193,787        544,776      1,001,939
                                                             -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, end of year                       $ 1,462,678    $   193,787    $   544,776
                                                             ===========    ===========    ===========

Supplemental Cash Flow Information

Cash paid for interest during the years ended December 31, 1996, 1995 and 1994 was $578, $9,178 and $23,630, respectively. Cash paid for income taxes during the years ended December 31, 1996, 1995 and 1994 was $119,000, $67,490 and
$16,411, respectively. At December 19, 1996, a $0.02 per share dividend was declared to shareholders of record on January 15, 1997. An accrued dividend payable in the amount of $437,217 has been reflected in the financial statements for this transaction.


   The accompanying notes are an integral part of these financial statements.

                            PSYCHEMEDICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Psychemedics Corporation (the Company) was incorporated in 1986. The Company utilizes a patented hair analysis method involving radioimmunoassay technology to analyze human hair to detect abused substances. The founder of the Company has granted to the Company an exclusive license to all his rights in this hair analysis technology, including his rights to the drug extraction method (see
Note 2).

Cash and Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with maturities of three months or less at the time of acquisition to be cash equivalents, which consist of money market accounts at December 31, 1996. Short-term investments have maturities of greater than three months and less than one year and consist of securities issued by the U.S. Government at December 31, 1996 and 1995.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities , effective January 1, 1994. Under SFAS No. 115, investments that the Company has the positive intent and ability to hold to maturity are reported at amortized cost, which approximates fair market value, and are classified as held-to-maturity. These amounts include all short-term investments.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the assets, using the straight-line method. The estimated useful lives of the assets are as follows:

         Capitalized software                        5 years
         Office furniture and equipment              5 to 7 years
         Laboratory equipment                        5 to 7 years
         Leasehold improvements                      5 years or life of lease

Other Assets

Included in other assets are patent application costs of approximately $450,000 and $504,000 as of December 31, 1996 and 1995, respectively, which relate to the drug extraction method. The Company is amortizing the cost of these patents over 10 years from the date of grant. The Company recorded amortization of $60,000 and $36,000 during 1996 and 1995, respectively. The Company evaluates the realizability of its patents based on estimated cash flows to be generated from such assets as compared to the original estimates used in measuring the assets. To the extent impairment is identified, the Company will recognize a write-down of the related assets. To date, no impairment has been identified.

Revenue Recognition

Revenues are recognized upon reporting drug test results to the customer.

Research and Development Expenses

The Company charges research and development expenses to operations as incurred.

Significant Customers

One customer had amounts due to the Company of approximately $457,000 and $330,000 at December 31, 1996 and 1995, respectively. This customer accounted for 15%, 18% and 24% of revenues during 1996, 1995 and 1994, respectively.

Management Estimates

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

Net Income per Common and Common Equivalent Share

Net income per common and common equivalent share for 1996, 1995, and 1994 is based on the weighted average number of common and common equivalent shares outstanding as computed using the treasury-stock method. Fully dilutive net income per share has not been presented as the difference from primary net income per share is not significant.

Reclassifications

Certain amounts in the prior years financial statements have been reclassified to conform to current year presentation.

New Accounting Standard

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ended December 31, 1997.

Pro forma calculations of basic and diluted earnings per share as required by SFAS No. 128 are as follows:

                                         1996           1995             1994
                                         ----           ----             ----
Basic EPS

  Net income available to
     common shareholders              $ 2,491,981     $1,558,686     $1,831,230

  Weighted average common
      shares outstanding net of
      treasury shares                  21,145,699     21,304,967     18,441,390
                                      -----------     ----------     ----------
   Basic EPS                          $      0.12       $   0.07     $     0.10
                                      ===========      =========     ==========

    Diluted EPS

  Net income available to common
     shareholders                     $ 2,491,981     $1,558,686     $1,831,230
  Weighted average common
     and common equivalent
     shares outstanding                22,164,226     23,404,058     19,921,614
                                       ----------     ----------     ----------
    Diluted EPS                       $      0.11    $      0.07     $     0.09
                                      ===========    ===========     ==========

2. LICENSE AGREEMENTS

The Company has a royalty-free license from the founder for the proprietary rights to the patented hair analysis technology used by the Company in its drug testing services. The Company has two agreements to sublicense its technology, which have not generated significant royalties to date.

3. INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes.

The Company has total net operating loss carryforwards at December 31, 1996 of approximately $3,586,000 available to offset future federal taxable income, if any. Approximately $785,000 of these loss carryforwards expire in 2005, $2,223,000 in 2006, and $578,000 in 2007. The net operating loss carryforward is comprised of approximately $938,000 of losses from operations, and approximately $2,648,000 from the exercise of certain options and warrants which will increase paid-in capital when previously unrealized stock option benefits are recognized. These net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service. In addition, existing tax regulations contain provisions that may limit the net operating loss carryforward that the Company may utilize in any given year in the event of certain significant changes in ownership interest.

The provision for income taxes in the accompanying 1996, 1995 and 1994 statements of income represents the alternative minimum tax due and provision for state corporate income taxes, as required under the Internal Revenue Code.

The components of the net deferred tax amount are as follows:

                                            December 31,
                              -------------------------------------
                                    1996                 1995
                              ----------------     ----------------
Deferred tax assets           $  1,113,000           $ 1,860,000
Valuation allowance             (1,113,000)           (1,860,000)
                              ----------------     ----------------
                              $      -               $     -
                              ================     ================


The approximate income tax effect of each type of temporary difference and carryforward before allocation of the valuation allowance is approximately as follows:

                                            December 31,
                              -------------------------------------
                                    1996                 1995
                              ----------------     ----------------
Operating loss and credit
  carryforwards               $ 1,272,000          $  1,723,000
Temporary differences            (159,000)              137,000
                              ----------------     ----------------
                              $ 1,113,000             $  1,860,000
                              ================     ================

A valuation allowance is provided as it is more likely than not that some portion of the deferred tax asset will not be realized. The decrease in the valuation allowance in 1996 is primarily the result of the realization of tax benefits for the current year's taxable income.


4. STOCK OPTIONS AND WARRANTS

Employee Stock Option Plan

Under the Company's 1989 Employee Stock Option Plan, as amended (the Plan), 3,399,000 shares of the Company's common stock have been reserved for issuance to key employees and officers of the Company. The Plan is administered by a committee of outside directors. Under the terms of the Plan, the Company may grant employees either incentive stock options or non qualified stock options to purchase shares of the Company's common stock at prices not less than fair market value at the date of grant, as defined in the Plan. Options are exercisable on terms to be established by the committee at its discretion. Options are generally exercisable on a cumulative basis over the four-year period following the date of grant and expire no later than ten years from the date of grant.

Nonqualified Stock Options

Under the Company's 1989 Non-Qualified Stock Option Plan, as amended, 309,000 shares of the Company's common stock have been reserved for issuance to outside (non-employee) directors. Options to purchase 25,750 shares of common stock of the Company are automatically granted under this plan to each outside director of the Company upon appointment to the Board of Directors ("initial options"). Initial options are exercisable on a cumulative basis over the two-year period following the date of grant and expire no later than ten years from the date of grant. In addition, as of March 15 of each year, options to acquire 20,600 shares are automatically granted to each person then serving as an outside director ("annual options").

Annual options become exercisable in full one year following the date of grant and expire no later than ten years from date of grant. Initial options and annual options have exercise prices equal to the fair market value on the date of grant.

Under the Company's 1991 Non-Qualified Stock Option Plan, as amended, 309,000 shares of the Company's common stock have been reserved for issuance to key employees and consultants. The plan is administered by a committee of the Board of Directors. Under the terms of the plan, the Company may grant non-qualified stock options at option prices and terms to be determined by the committee at its discretion and expire no later than ten years from the date of grant.

Warrants

In connection with private placements in 1990 and 1991, the Company issued warrants that entitled the holders to purchase an aggregate of 1,633,530 shares of the Company's common stock at exercise prices that ranged from $0.94 to $1.94 per share. In 1995, 490,230 warrants were exercised at $0.94 per share, and 23,690 warrants were exercised at $1.94 per share. In 1996, 987,787 warrants were exercised at $2.00 per share. No additional warrants remained outstanding at December 31, 1996.

Dividends

On July 3, 1996, the Company distributed a 3% stock dividend to shareholders of record on June 21, 1996. The shares issued in the stock dividend represented shares which the Company acquired in the stock repurchase program. This transaction resulted in an increase of $4,667,516 in the accumulated deficit (633,006 shares distributed at a fair market value of $7.375 per share on June 31, 1996, the record date). Treasury stock was reduced by $2,422,730 as a result of this distribution. Average shares outstanding and all per share amounts included in the accompanying financial statements and Notes are based on the increased number of shares giving retroactive effect to the stock dividend.

On December 19, 1996, the Company declared a cash dividend of $0.02 a share payable on January 30, 1997 to holders of record at the close of business on January 15, 1997. This cash dividend resulted in an increase of $437,221 in the accumulated deficit and accrued dividend payable at December 31, 1996 in the accompanying financial statements.

Accounting for Stock-Based Compensation

The Company accounts for its stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 establishes a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires the disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted, as well as certain other information.

The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted as of December 31, 1996 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

The assumptions used and the weighted average information for the years ended December 31, 1996 and 1995 are as follows:

                                                    Years ended December 31,
                                                    ------------------------
                                                    1996                1995
                                                    ----                ----

Risk-free interest rates                          5.36% - 6.07%    5.51% - 6.86%
Expected dividend yield                              1%                1%
Expected lives                                    5 years          5 years
Expected volatility                              84.01%           32.91%

Weighted average grant-date fair value of
  options granted during the period              $5.92            $3.97
Weighted-average exercise price                  $5.92            $3.97
Weighted-average remaining contractual
  life of options outstanding                     7.23 years       7.04 years
Weighted average exercise price of 1,187,616
  and 2,520,436 options exercisable at
  December 31, 1996 and 1995, respectively       $2.45            $2.11

The total value of the options granted during 1996 and 1995 was computed as approximately $435,000 and $774,000, respectively. Of these amounts, approximately $210,000 and $99,000 would be charged to operations for the years ended December 31, 1996 and 1995, respectively. The remaining amount, approximately $900,000 would be amortized over the related vesting periods. The pro-forma effect of SFAS No. 123 for the years ended December 31, 1996 and 1995 is as follows:

                                                    Years ended December 31,
                                                    ------------------------
                                                    1996                1995
                                                    ----                ----

Net income as reported                           $2,491,981          $1,558,686
Pro forma net income                             $2,281,761          $1,459,216

EPS as reported                                     .11                 .07
Pro forma net income per share                      .10                 .06

Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of all stock option and warrant transactions for the years ended December 31, 1996, 1995 and 1994 is as follows (in thousands, except per share amounts):

                                              1996        1995        1994
                                            ------      ------      ------

Options and warrants at
  beginning of period                        3,259       3,531       8,142

Granted                                        265         535         136

Exercised                                   (1,509)       (800)     (4,600)

Canceled                                      (108)         (7)       (147)
                                            ------      ------      ------


Options and warrants outstanding at
  end of period                              1,907       3,259       3,531
                                            ======      ======      ======

Price range of options and warrants         $ 1.85      $ 1.33      $ 0.94
  outstanding at end of period            to $6.22    to $6.22    to $3.64

Vested options and warrants at
   end of period                             1,188       2,520       2,582

5. COMMITMENTS

Lease Agreements

The Company leases certain of its facilities and equipment under operating lease arrangements expiring on various dates through September 1998. Total minimum lease payments, including scheduled increases, are charged to operations on a straight-line basis over the life of the lease. Rent expense for the years ended December 31, 1996, 1995 and 1994 was approximately $450,000, $445,000 and
$313,000, respectively.

At December 31, 1996, minimum commitments remaining under lease agreements were as follows:

                                                     Operating
                                                       Leases
                                                     ---------
         Years ending December 31:

                  1997                               $ 299,000
                  1998                                  86,000
                                                     ---------
                                                     $ 385,000

Employment Agreement

In May 1994, the Company entered into a three-year employment agreement with an officer of the Company requiring a minimum annual salary of approximately $116,000, subject to certain adjustments.

6.  ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                      December 31,
                                                 -----------------------
                                                 1996               1995
                                                 ----               ----
Accrued payroll & employee benefits            $ 147,615          $ 134,159
Accrued other                                  $ 184,629          $  60,506
                                               ---------          ---------
                                               $ 332,244          $ 194,665
                                               =========          =========

7. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following is an analysis of certain items in the accompanying statements of income by quarter for the years ended December 31, 1996 and 1995:


                                                 Income                                  Net
                                                  from                   Net            Income
                            Revenue            Operations              Income          per Share
                            -------            ----------              ------          ---------
1996
First Quarter          $    2,674,665          $    388,387          $    449,284        $  .02
Second Quarter              3,141,313               720,117               716,465           .03
Third Quarter               3,146,808               737,864               731,999           .03
Fourth Quarter              3,251,412               562,365               594,233           .03
                      ---------------          ------------         -------------        ------
                         $ 12,214,198           $ 2,408,733           $ 2,491,981        $  .11
                         ============           ===========           ===========        ======
1995
First Quarter           $   2,321,157          $    338,619           $   403,980        $  .02
Second Quarter              2,747,242               614,169               650,540           .03
Third Quarter               2,667,417               367,556               430,390           .02
Fourth Quarter              2,375,118               (19,213)               73,776           .00
                      ---------------        ---------------       ---------------       ------
                         $ 10,110,934           $ 1,301,131           $ 1,558,686        $  .07
                         ============           ===========           ===========        ======


8.  SUBSEQUENT EVENT

On March 4, 1997, the Company declared a cash dividend of $0.02 per share payable on April 9,1997 to shareholders of record at the close of business on March 20, 1997.