Form 10-Q
period 1997-03-31
PSYCHEMEDICS CORP
filed 1997-05-14
CIK 806517

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

 X        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
---       SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended MARCH 31, 1997

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

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

                           Yes  X     No
                               ---

Number of shares outstanding of only class of Issuer's Common Stock as of May 13, 1997: Common Stock $.005 par value (21,887,648 shares).

                            PSYCHEMEDICS CORPORATION


Part I   FINANCIAL INFORMATION                                          Page No.
                                                                        -------

         Item 1   Financial Statements

                  Condensed Balance Sheets as of March 31, 1997
                  and December 31, 1996                                   3

                  Condensed Statements of Income for the
                  three month periods ended March 31, 1997 and 1996       4

                  Condensed Statements of Cash Flows for the
                  three month periods ended March 31, 1997 and 1996       5

                  Notes to Condensed Financial Statements                 6

         Item 2   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     6-8


Part II  OTHER INFORMATION


         Item 6   Exhibits and Reports on Form 8K                         9

                            PSYCHEMEDICS CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                       MARCH 31,        DECEMBER 31,
                                                                         1997              1996
                                                                     -----------        ------------
        ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                       $   587,371        $ 1,462,678
     Short-term investments                                            9,368,079          8,370,727
     Receivables                                                       2,924,022          2,657,416
     Inventory                                                           370,113            230,777
     Prepaid expenses and other current assets                           339,779            129,828
                                                                     -----------        -----------
        Total current assets                                          13,589,364         12,851,426
                                                                     -----------        -----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS                                   5,084,261          4,843,412
Less-accumulated depreciation and amortization                         2,536,206          2,399,919
                                                                     -----------        -----------
                                                                       2,548,055          2,443,493
                                                                     -----------        -----------

OTHER ASSETS - NET                                                       437,123            449,601
                                                                     -----------        -----------
                                                                     $16,574,542        $15,744,520
                                                                     ===========        ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                $   498,646        $   395,434
     Accrued dividend payable                                            437,846            437,217
     Accrued expenses                                                    250,853            332,244
     Accrued income taxes                                                405,160            283,808
                                                                     -----------        -----------
        Total current liabilities                                      1,592,505          1,448,703
                                                                     -----------        -----------

SHAREHOLDERS' EQUITY:
     Preferred stock, $.005 par value; authorized 1,000,000
        shares; none outstanding                                               -                  -
     Common stock; $.005 par value; authorized 50,000,000
        shares; issued 21,954,029 and 21,758,087
        shares in 1997 and 1996, respectively                            109,767            108,790
     Paid-in capital                                                  21,207,371         20,722,137
     Accumulated deficit                                              (6,081,038)        (6,281,047)
     Treasury stock, at cost; 66,381 shares in 1997
        and 1996                                                        (254,063)          (254,063)
                                                                     -----------        -----------
        Total shareholders' equity                                    14,982,037         14,295,817
                                                                     -----------        -----------
                                                                     $16,574,542        $15,744,520
                                                                     ===========        ===========


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations

                            PSYCHEMEDICS CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                   THREE MONTHS
                                                  ENDED MARCH 31,
                                           ----------------------------
                                               1997             1996
                                           -----------      -----------
REVENUE                                    $ 3,253,743      $ 2,674,665
DIRECT COSTS                                 1,321,872        1,184,008
                                           -----------      -----------
     Gross profit                            1,931,871        1,490,657
                                           -----------      -----------

EXPENSES:
     General and administrative                532,653          533,261
     Marketing and selling                     657,443          479,142
     Research and development                  108,908           89,867
                                           -----------      -----------
                                             1,299,004        1,102,270
                                           -----------      -----------

INCOME FROM OPERATIONS                         632,867          388,387

OTHER INCOME (EXPENSE) - NET                   125,592           65,497
                                           -----------      -----------

INCOME BEFORE PROVISION
FOR INCOME TAXES                               758,459          453,884

PROVISION FOR INCOME TAXES                     121,352            4,600

                                           ===========      ===========
NET INCOME                                 $   637,107      $   449,284
                                           ===========      ===========


NET INCOME PER COMMON SHARE
AND COMMON EQUIVALENT SHARE                $      0.03      $      0.02
                                           ===========      ===========

WEIGHTED AVERAGE COMMON AND
COMMON SHARE EQUIVALENTS OUTSTANDING        22,755,427       22,234,593
                                           ===========      ===========



See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations

                            PSYCHEMEDICS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  THREE MONTHS
                                                                                 ENDED MARCH 31,
                                                                          ----------------------------
                                                                              1997             1996
                                                                          ------------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                           $    637,107      $  449,284
     Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                                          136,287         159,623
        Changes in assets and liabilities:
           Receivables                                                        (266,606)       (313,186)
           Inventory                                                          (139,336)         13,207
           Prepaid expenses and other current assets                          (209,951)       (172,805)
           Accrued income taxes payable                                        121,352           2,600
           Accounts payable                                                    103,212         (54,315)
           Accrued dividend payable                                                629               -
           Accrued expenses                                                    (81,391)         (8,384)
                                                                          ------------      ----------
             Net cash provided by operating activities                         301,303          76,024
                                                                          ------------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     (Purchases) sales of short-term investments - net                        (997,352)        721,439
     Purchases of equipment and leasehold improvements                        (240,849)       (147,279)
     (Increase) decrease in other assets - net                                  12,478         (13,014)
                                                                          ------------      ----------
             Net cash provided by (used in) investing activities            (1,225,723)        561,146
                                                                          ------------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net principal payments on obligations under
        capital leases                                                               -         (14,924)
     Net proceeds from the issuance of
        common stock                                                           485,581       1,882,847
     Cash dividends paid                                                      (436,468)              -
                                                                          ------------      ----------
             Net cash provided by financing activities                          49,113       1,867,923
                                                                          ------------      ----------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                     (875,307)      2,505,093

CASH AND CASH EQUIVALENTS, beginning of period                               1,462,678         193,787
                                                                          ------------      ----------

CASH AND CASH EQUIVALENTS, end of period                                  $    587,371      $2,698,880
                                                                          ============      ==========





See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations

                            PSYCHEMEDICS CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 March 31, 1997

1. The financial information furnished herein is unaudited; however, in the opinion of management, it reflects all adjustments which are necessary to fairly state the Company's financial position at March 31, 1997 and the results of its operations and cash flows for the periods ended March 31, 1997 and 1996. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and included in the financial statements are certain amounts based on management's estimates and judgments.

The financial information herein is not necessarily representative of a full year's operations because levels of sales, capital additions and other factors fluctuate throughout the year. These same considerations apply to all year to year comparisons. See the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for additional information not required by this report (Form 10-Q).

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

4. On March 4, 1997, the Company declared a $0.02 per share cash dividend payable on April 9, 1997, to shareholders of record on March 20, 1997. This transaction resulted in an increase of $437,097 to both accrued dividends payable and accumulated deficit at March 31, 1997.


Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS
                              ---------------------

REVENUE

Revenue for the first quarter of 1997 was $3,253,743, an increase of 22% over the $2,674,665 reported for the first quarter of 1996. The revenue increase results primarily from the addition of new customers.

DIRECT COSTS AND EXPENSES

The following table sets forth the direct costs of revenue, general and administrative expenses, marketing and selling expenses and research and development expenses as a percentage of revenue.

                                             Three Months
                                            Ended March 31,
                                           ----------------
                                           1997        1996
                                           ----        ----
Direct costs                                41%         44%
General and administrative                  16%         20%
Marketing and selling                       20%         18%
Research and development                     3%          3%


Direct Costs

Direct costs were $1,321,872 and $1,184,008 for the three month periods ended March 31, 1997 and 1996, respectively. The increase in direct costs in 1997 is attributable to the increase in the volume of samples tested during the period. Direct costs as a percentage of revenue for the three month period ended March 31, 1997 were less than the comparable period in 1996. The decrease of direct costs as a percentage of revenue in 1996 resulted primarily from increased efficiencies derived from increased sales volume.

General and Administrative Expenses

General and Administrative expenses remained virtually unchanged at $532,653 for the three month period ended March 31, 1997 as compared to $533,261 in 1996. As a percentage of revenues, General and Administrative expenses decreased due to increases in revenues in 1997.

Marketing and Selling Expenses

Marketing and selling expenses were $657,443 and $479,142 for the three month periods ended March 31, 1997 and 1996, respectively. Marketing and selling expenses increased in 1997 as compared to 1996 due primarily to the Company's increased sales staff and expanded marketing activities related to both the corporate and retail home testing market.

Other Income - Net

Other income for the three month periods ended March 31, 1997 and 1996 represents primarily interest income from investments and cash equivalents. The increase in other income for the three month period ended March 31, 1997 is due primarily to increased investment balances coupled with increased yields on these investments.

Provision for Income Taxes

The effective tax rate for 1997 increased over the 1996 rate reflecting the reduction in net operating loss carryforwards available to offset the provision for income taxes for financial reporting purposes. As of December 31, 1996, the Company had available approximately $3,586,000 of net operating loss carryforwards to offset the 1997 and future years cash payments for income taxes, however, approximately $2,648,000 of these loss carryforwards are comprised of deductions from the exercise of certain options and warrants which will increase paid-in capital when tax benefits related to these options and warrants are recognized.


                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------


The Company's cash and investment balances at March 31, 1997 amounted to $9,955,450. Cash generated from operations in the first quarter of 1997 was $301,303. The Company received $485,581 of net proceeds from the exercise of stock options during the first quarter of 1997.

Management believes that the proceeds from such transactions, together with future operating profits, should be adequate to fund anticipated working capital requirements. Depending upon the Company's results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional capital.

Working capital at March 31, 1997 amounted to $11,996,859 as compared to $11,402,723 at December 31, 1996.

The Company's capital expenditures were $240,849 in first quarter of 1997. Capital expenditures for 1997 are expected to be approximately $750,000 and are expected to be funded through cash generated from operations and from existing cash reserves.

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

                                      Psychemedics Corporation

Date:  May 13, 1997                   By: /s/ Raymond C. Kubacki, Jr.
                                          ---------------------------------
                                          Raymond C. Kubacki, Jr.
                                          President and Chief Executive Officer




Date:  May 13, 1997                   By: /s/ Bruce M. Stillwell
                                          ---------------------------------
                                          Bruce M. Stillwell
                                          Vice President, Treasurer & Controller