Form 10-Q
period 1997-06-30
PSYCHEMEDICS CORP
filed 1997-08-14
CIK 806517

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
   X       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
 ------    SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended JUNE 30, 1997

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
 ------    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1 - 13738


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

Number of shares outstanding of only class of Issuer's Common Stock as of August 8, 1997: Common Stock $.005 par value (21,912,050 shares).

                            PSYCHEMEDICS CORPORATION

Part l FINANCIAL INFORMATION                                            Page No.
                                                                        --------

  Item 1       Financial Statements

               Condensed Balance Sheets as of June 30, 1997
               and December 31, 1996                                         3

               Condensed Statements of Income for the three
               and six month periods ended June 30, 1997
               and 1996                                                    4-5

               Condensed Statements of Cash Flows for the
               six months ended June 30, 1997                                6

               Notes to Condensed Financial Statements                       7

  Item 2       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        7-11


  Part II OTHER INFORMATION

  Item 4       Submission of Matters to a Vote of Security Holders          12

  Item 6       Exhibits and Reports on Form 8K                              13

                            PSYCHEMEDICS CORPORATION
                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                             JUNE 30,      DECEMBER 31,
                                                               1997            1996
                                                           ------------    ------------
     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                $    745,050    $  1,462,678
  Short-term investments                                      8,621,623       8,370,727
  Receivables                                                 4,131,095       2,657,416
  Inventory                                                     429,372         230,777
   Prepaid expenses and other current assets                    559,510         129,828
                                                           ------------    ------------
     Total current assets                                    14,486,650      12,851,426
                                                           ------------    ------------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS                          5,730,948       4,843,412
Less-accumulated depreciation and amortization                2,686,895       2,399,919
                                                           ------------    ------------
                                                              3,044,053       2,443,493
                                                           ------------    ------------

OTHER ASSETS - NET                                              437,009         449,601
                                                           ------------    ------------
                                                           $ 17,967,712    $ 15,744,520
                                                           ============    ============
  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                         $    669,391    $    395,434
  Accrued dividend payable                                           --         437,217
  Accrued expenses                                              233,551         283,719
  Accrued income taxes                                          429,789         283,808
  Deferred revenue                                              921,690          48,525
                                                           ------------    ------------
     Total current liabilities                                2,254,421       1,448,703
                                                           ------------    ------------
SHAREHOLDERS' EQUITY:
  Preferred stock, $.005 par value; authorized 1,000,000
     shares; none outstanding                                        --              --
  Common stock; $.005 par value; authorized 50,000,000
     shares; issued 21,981,400 and 21,758,087
     shares in 1997 and 1996, respectively                      109,907         108,790
  Paid-in capital                                            21,631,317      20,722,137
  Accumulated deficit                                        (5,773,870)     (6,281,047)
  Treasury stock, at cost; 66,381 shares in 1997
     and 1996                                                  (254,063)       (254,063)
                                                           ------------    ------------
     Total shareholders' equity                              15,713,291      14,295,817
                                                           ------------    ------------
                                                           $ 17,967,712    $ 15,744,520
                                                           ============    ============


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations

                            PSYCHEMEDICS CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                              THREE MONTHS
                                             ENDED JUNE 30,
                                       -------------------------
                                           1997          1996
                                       -----------   -----------
REVENUE                                $ 4,402,203   $ 3,141,313
DIRECT COSTS                             1,606,615     1,222,835
                                       -----------   -----------
  Gross profit                           2,795,588     1,918,478
                                       -----------   -----------
EXPENSES:
  General and administrative               563,049       559,140
  Marketing and selling                  1,124,003       525,962
  Research and development                 110,174       113,259
                                       -----------   -----------
                                         1,797,226     1,198,361
                                       -----------   -----------

INCOME FROM OPERATIONS                     998,362       720,117

OTHER INCOME (EXPENSE) - NET               131,214        84,781
                                       -----------   -----------
INCOME BEFORE PROVISION
FOR INCOME TAXES                         1,129,576       804,898

PROVISION FOR INCOME TAXES                 384,056        88,433

                                       -----------   -----------
NET INCOME                             $   745,520   $   716,465
                                       ===========   ===========

NET INCOME PER COMMON SHARE
AND COMMON EQUIVALENT SHARE            $      0.03   $      0.03
                                       ===========   ===========

WEIGHTED AVERAGE COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING    22,797,637    22,514,614
                                       ===========   ===========


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations

                            PSYCHEMEDICS CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                               SIX MONTHS
                                             ENDED JUNE 30,
                                       -------------------------
                                           1997          1996
                                       -----------   -----------
REVENUE                                  7,655,947   $ 5,815,977
DIRECT COSTS                             2,928,487     2,406,843
                                       -----------   -----------
  Gross profit                           4,727,460     3,409,134
                                       -----------   -----------
EXPENSES:
  General and administrative             1,095,703     1,092,401
  Marketing and selling                  1,781,446     1,005,103
  Research and development                 219,082       203,128
                                       -----------   -----------
                                         3,096,231     2,300,632
                                       -----------   -----------

INCOME FROM OPERATIONS                   1,631,229     1,108,502

OTHER INCOME (EXPENSE) - NET               256,806       150,280
                                       -----------   -----------
INCOME BEFORE PROVISION
FOR INCOME TAXES                         1,888,035     1,258,782

PROVISION FOR INCOME TAXES                 505,408        93,033

                                       -----------   -----------
NET INCOME                             $ 1,382,627   $ 1,165,749
                                       ===========   ===========

NET INCOME PER COMMON SHARE
AND COMMON EQUIVALENT SHARE            $      0.06   $      0.05
                                       ===========   ===========

WEIGHTED AVERAGE COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING    22,8O7,787    21,964,568
                                       ===========   ===========


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations

                            PSYCHEMEDICS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                       SIX MONTHS
                                                                     ENDED JUNE 30,
                                                              --------------------------
                                                                  1997           1996
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $ 1,382,627    $ 1,165,749
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                286,976        318,510
     Changes in assets and liabilities:
       Receivables                                             (1,473,679)      (966,894)
       Inventory                                                 (198,595)        43,858
       Prepaid expenses and other current assets                 (429,682)      (202,664)
       Accrued income taxes payable                               145,981             --
       Accounts payable                                           273,957       (254,898)
       Accrued expenses                                           (50,168)        74,494
       Deferred revenue                                           873,165         48,525
                                                              -----------    -----------
        Net cash provided by operating activities                 810,582        226,680
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchases) sales of short-term investments - net              (250,896)    (1,230,036)
  (Purchases) of equipment and leasehold improvements            (887,536)      (259,169)
  (Increase) decrease in other assets - net                        12,592        (15,840)
                                                              -----------    -----------
        Net cash provided by (used in) investing activities    (1,125,840)    (1,505,045)
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net principal payments on obligations under
     capital leases                                                    --        (16,413)
  Net proceeds from the issuance of
     common stock including related tax benefits                  910,297      2,359,237
  Cash dividends paid                                          (1,312,667)            --
                                                              -----------    -----------
        Net cash provided by (used in) financing activities      (402,370)     2,342,824
                                                              -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (717,628)     1,064,459
CASH AND CASH EQUIVALENTS, beginning of period                  1,462,678        193,787
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                      $   745,050    $ 1,258,246
                                                              ===========    ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH
FINANCING ACTIVITIES:
  Accrued dividend payable - 3% stock dividend                $        --    $ 4,668,200
                                                              ===========    ===========


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations

                            PSYCHEMEDICS CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 June 30, 1997

1. The financial information furnished herein is unaudited; however, in the opinion of management, it reflects all adjustments which are necessary to fairly state the Company's financial position at June 30, 1997 and the results of its operations and cash flows for the periods ended June 30, 1997 and 1996. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and included in the financial statements are certain amounts based on management's estimates and judgments.

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

2. Net income per common and common equivalent share is based upon the weighted average number of common and common equivalent shares outstanding as computed using the treasury stock method.

3. On July 3, 1996, the Company distributed a 3% stock dividend to shareholders of record on June 21, 1996. Average shares outstanding and all per share amounts included in the accompanying financial statements and Notes are based on the increased number of shares giving retroactive effect to the stock dividend.

4. On March 4, 1997, the Company declared a $0.02 per share cash dividend which was paid on April 9, 1997, to shareholders of record on March 20, 1997. In addition, on June 2, 1997, the Company declared a $0.02 per share cash dividend which was paid on June 27, 1997 to shareholders of record on June 16, 1997.

5. During the second quarter of 1997, the Company launched a personal drug testing service, "PDT-90" to retail drug stores. Revenues for this product are being recognized on an "as tested" basis rather than on the basis of delivery to retailers. At June 30, 1997, the Company had $922,000 of deferred revenue related to this retail product. In addition, at June 30, 1997, the Company had receivables of $491,000, product inventory of $173,000, and prepaid expenses of $256,000 all related to the retail business.

6. New Accounting Standard

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to all publicly held companies. This statement is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ended December 31, 1997.

Pro forma calculations of basis and diluted earnings per share as required by SFAS No. 128 are as follows:

                                  Three Months Ended                Six Months Ended
                               6-30-97          6-30-96          6-30-97          6-30-96
                            -----------------------------     -----------------------------
BASIC EPS

Net income available
 to common shareholders     $    745,520     $    716,465     $  1,375,367     $  1,165,749

Weighted average common
 shares outstanding net
 of treasury shares           21,832,664       21,370,391       21,866,699       20,905,941
                            ------------     ------------     ------------     ------------

 Basic EPS                  $       0.03     $       0.03     $       0.06     $       0.06
                            ============     ============     ============     ============

DILUTED EPS

Net income available to
 common shareholders        $    745,520     $    716,465     $  1,375,367     $  1,165,749


Weighted average common
 and common equivalent
 shares outstanding           22,797,637       22,514,614       22,807,787       21,964,568
                            ------------     ------------     ------------     ------------

 Diluted EPS                $       0.03     $       0.03     $       0.06     $       0.05
                            ============     ============     ============     ============

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

Revenue was $4.4 million in the second quarter of 1997 as compared to $3.1 million in the second quarter of 1996 representing an increase of 40%. Revenue for the six month period ended June 30, 1997 was $7.7 million, an increase of 32% over the $5.8 million reported for the comparable period of 1996. The revenue increases were due primarily to increases in volume from both new and existing clients offset by average price decreases of 3% primarily as a result of volume discounts granted to large customers.

Gross margin was 64% of sales in the second quarter of 1997 compared to 61% in the year earlier period. Gross margin was 62% for the six months ended June 30, 1997 compared to 59% in the year earlier period. The increases in 1997 were primarily the result of increased efficiencies resulting from increased volume, which more than offset the impact of volume discounts.

General and administrative (G&A) expenses remained virtually unchanged at $563,000 and $1,096,000 in the three and six month periods ended June 30, 1997 from the year earlier amount. As a percentage of revenue, G&A expenses declined to 13% from 18% in the second quarter of 1996 because of the higher revenues in 1997. Similarly, G&A expenses as a percentage of revenues declined to 14% from 19% for the six month period ended June 30, 1997 because of higher revenues in 1997.

Marketing and selling expenses for the three month period ended June 30, 1997 increased $598,000, to $1,124,000, an increase of 114%. As a percentage of revenues, marketing and selling expenses increased from 17% in the 1996 period to 26% in the second quarter of 1997. Marketing and selling expenses for the six month period ended June 30, 1997 increased $776,000, to $1,781,446, an increase of 77%. As a percentage of revenues, marketing and selling expenses increased from 17% in the 1996 period to 23% in 1997. These increases were primarily due to additions of the Company's sales staff and expanded marketing activities related to both the corporate market and significant additional expenditures made to penetrate the retail home testing market. The Company expects to continue to aggressively promote its drug testing services during the remainder of 1997 and in future years in order to expand its client base.

Other income for the three and six month periods ended June 30, 1997 represented primarily interest earned on cash equivalents and short-term investments. The increase in 1997 was primarily due to higher investment balances coupled with increased yields on these investments.

Net income increased to $745,520 in the first quarter of 1997, an increase of $29,000 or 4% from the year earlier amount. The increase in 1997 was primarily due to increased revenues, and related efficiencies in direct costs derived from increased sales volume offset by increased marketing efforts and an increased effective tax rate. The effective tax rate for the second quarter of 1997 increased significantly over the 1996 rate, reflecting the reduction in net operating loss carryforwards available to offset the provision for income taxes for financial reporting purposes. The Company had total net operating loss carryforwards at December 31, 1996 of approximately $3.6 million available to offset the 1997 and future years' cash payments for income taxes. However, approximately $2.6 million of these loss carryforwards were comprised of deductions from the exercise of certain options and warrants which will increase paid-in capital when tax benefits related to these options and warrants are recognized.

                        LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had $9.4 million of cash, cash equivalents and short-term investments. The Company's operating activities generated net cash of $811,000 in the six months ended June 30, 1997. Investing activities used $1.1 million in the six month period while financing activities used a net amount of $402,000 during the period.

The Company's source of funds in the first six months of 1997 was derived entirely from net cash generated from operations. Operating cash flows increased $810,582 in the first half of 1997, compared to the year earlier period. Net income was higher by $217,000, accounts payable increased in the 1997 period whereas they decreased in the year earlier period, and increases in accrued expenses were higher in 1997 than in 1996, but this was offset by higher increases in accounts receivable in 1997 from the year earlier period and an increase in inventory in 1997. The increase in deferred revenue relates to shipments of retail product made to retail outlets which will be recognized as revenue after the samples have been submitted for testing. The non-cash effect of depreciation and amortization in the 1997 and 1996 periods was $287,000 and $319,000, respectively.

Capital expenditures in the first six months of 1997 were $888,000. The expenditures primarily consisted of new equipment, including laboratory and computer equipment. The Company currently plans to make additional capital expenditures of approximately $200,000 in 1997, primarily in connection with the purchase of additional laboratory and computer equipment. The Company believes that within the next two years it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $4 million.

On July 3, 1996, the Company distributed a 3% stock dividend to shareholders of record on June 21, 1996. The shares issued in the stock dividend represented shares which the Company acquired in a stock repurchase program authorized in 1994. This transaction resulted in an increase of $4.67 million in the accumulated deficit (633,000 shares distributed at a fair market value of $7.37 per share). Treasury stock was reduced by $2.42 million as a result of this distribution. Average shares outstanding and all per share amounts included in the accompanying financial statements and Notes are based on the increased number of shares giving retroactive effect to the stock dividend.

During the quarter ended June 30, 1997, the Company distributed $874,000 in cash dividends to its shareholders. The Company does not have a definitive plan to pay cash dividends, but reviews the matter on a quarterly basis depending on the results of operations and cash needs on both a short-term and long-term basis.

At June 30, 1997, the Company's principal sources of liquidity included $9.4 million of cash, cash equivalents and short-term investments. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company's results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include joint ventures, issuances of common stock or debt financing. At June 30, 1997, the Company had no long-term debt.



                     FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involves risks and uncertainties. In particular, statements contained in this report which are not historical facts (including but not limited to the Company's expectations regarding principal customers, business strategy, anticipated operating results and anticipated cash requirements) may be "forward looking" statements. The Company's actual results may differ from those stated in any "forward looking" statements. Factors that may cause such differences include, but are not limited to, risks associated with the continued expansion of the Company's sales and marketing network, development of markets for new products and services offered by the Company, the economic health of principal customers of the Company, financial and operational risks associated with possible expansion of testing facilities used by the Company, government regulation, competition and general economic conditions.

                            PART II OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Shareholders of Psychemedics Corporation was held on May 8, 1997 for the purpose of electing a board of directors, approving the appointment of auditors, and approving an amendment to the Company's 1989 Employee Stock Option Plan. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

          All of management's nominees for directors, as listed in the proxy statement, were elected with the following vote:

                                            Number of Shares
                                            ----------------
Election of Directors.
                                     For            Withheld Authority
                                     ---            ------------------
Werner A. Baumgartner, Ph.D.         17,406,890        321,702
Raymond C. Kubacki, Jr.              17,406,890        321,702
A. Clinton Allen                     17,406,890        321,602
Donald F. Flynn                      17,406,746        321,846
John J. Melk                         17,406,746        321,846
Fred J. Weinert                      17,406,746        321,846

Amendment of the Company's 1989 Employee Stock Option Plan.

                                        Number of Shares
                                        ----------------
For                                        16,241,952
Against                                     1,438,137
Abstain                                        48,503
Delivered - not voted                             309

Selection of Arthur Andersen LLP as auditors of the Company.

                                        Number of Shares
                                        ----------------
For                                        17,395,065
Against                                       316,961
Abstain                                        16,566
Delivered - not voted                             309

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               27. Financial Data Schedule

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Psychemedics Corporation

Date: August 13, 1997                   By:/s/ Raymond C. Kubacki, Jr.
                                           -----------------------------------
                                        Raymond C. Kubacki, Jr.
                                        President and Chief Executive Officer



Date: August 13, 1997                   By:/s/ Bruce M. Stillwell
                                           -----------------------------------
                                        Bruce M. Stillwell
                                        Vice President, Treasurer & Controller