Form 10-Q
period 1997-09-30
PSYCHEMEDICS CORP
filed 1997-11-13
CIK 806517

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

      X     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                For quarterly period ended SEPTEMBER 30, 1997

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

                           Yes  X         No

Number of shares outstanding of only class of Issuer's Common Stock as of November 10, 1997: Common Stock $.005 par value (22,107,401 shares).

                            PSYCHEMEDICS CORPORATION


Part I      FINANCIAL INFORMATION                                    Page No.


      Item 1     Financial Statements

                 Condensed Balance Sheets as of September 30, 1997
                 and December 31, 1996                                     3

                 Condensed Statements of Income for the three
                 and nine month periods ended September 30, 1997
                 and 1996                                                  4-5

                 Condensed Statements of Cash Flows for the
                 nine months ended September 30, 1997                      6

                 Notes to Condensed Financial Statements                   7

      Item 2     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       7-11

Part II  OTHER INFORMATION

      Item 6     Exhibits and Reports on Form 8K                           12

                            PSYCHEMEDICS CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                  SEPTEMBER 30,       DECEMBER 31,
                                                                      1997               1996
                                                               ------------------    -------------
      ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                  $    405,162          $  1,462,678
    Short-term investments                                        9,343,038             8,370,727
    Receivables                                                   3,983,152             2,657,416
    Inventory                                                       479,975               230,777
    Prepaid expenses and other current assets                       592,423               129,828
                                                               ------------          ------------
Total current assets                                             14,803,750            12,851,426
                                                               ------------          ------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS                              6,023,009             4,843,412
Less-accumulated depreciation and amortization                    2,854,496             2,399,919
                                                               ------------          ------------
                                                                  3,168,513             2,443,493
                                                               ------------          ------------
OTHER ASSETS - NET                                                  420,824               449,601
                                                               ------------          ------------
                                                               $ 18,393,087          $ 15,744,520
                                                               ============          ============
      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                           $    468,630          $    395,434
    Accrued dividend payable                                             --               437,217
    Accrued expenses                                                239,478               283,719
    Accrued income taxes                                            538,975               283,808
    Deferred revenue                                              1,348,464                48,525
                                                               ------------          ------------
      Total current liabilities                                   2,595,547             1,448,703
                                                               ------------          ------------

SHAREHOLDERS' EQUITY:
    Preferred stock, $.005 par value;  authorized 1,000,000
      shares; none outstanding                                           --                    --
    Common stock; $.005 par value; authorized 50,000,000
      shares; issued 22,041,240 and 21,758,087
      shares in 1997 and 1996, respectively                         110,206               108,790
    Paid-in capital                                              21,780,788            20,722,137
    Accumulated deficit                                          (5,839,391)           (6,281,047)
    Treasury stock, at cost; 66,381 shares in 1997
      and 1996                                                     (254,063)             (254,063)
                                                               ------------          ------------
      Total shareholders' equity                                 15,797,540            14,295,817
                                                               ------------          ------------
                                                               $ 18,393,087          $ 15,744,520
                                                               ============          ============



See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations

                            PSYCHEMEDICS CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                           THREE MONTHS
                                                        ENDED SEPTEMBER 30,
                                                   -----------------------------
                                                        1997             1996
                                                   -------------    -------------
REVENUE                                             $ 3,673,859     $  3,146,808
DIRECT COSTS                                          1,596,967        1,279,929
                                                    -----------      -----------
    Gross profit                                      2,076,892        1,866,879
                                                    -----------      -----------

EXPENSES:
    General and administrative                          552,490          545,324
    Marketing and selling                               980,833          481,825
    Research and development                            104,377          101,866
                                                    -----------      -----------
                                                      1,637,700        1,129,015
                                                    -----------      -----------

INCOME FROM OPERATIONS                                  439,192          737,864

OTHER INCOME (EXPENSE) - NET                            129,003           94,695
                                                    -----------      -----------

INCOME  BEFORE PROVISION
FOR INCOME TAXES                                        568,195          832,559

PROVISION FOR INCOME TAXES                              193,759          100,560
                                                    -----------      -----------
NET INCOME                                          $   374,436      $   731,999
                                                    ===========      ===========


NET INCOME PER COMMON SHARE
AND COMMON EQUIVALENT SHARE                         $      0.02      $      0.03
                                                    ===========      ===========

WEIGHTED AVERAGE COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING                 22,826,007       22,720,866
                                                    ===========      ===========


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations

                            PSYCHEMEDICS CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                             NINE MONTHS
                                                          ENDED SEPTEMBER 30,
                                                   -------------------------------
                                                        1997             1996
                                                   --------------    -------------
REVENUE                                             $11,329,806      $ 8,962,785
DIRECT COSTS                                          4,525,454        3,686,773
                                                    -----------      -----------
    Gross profit                                      6,804,352        5,276,012
                                                    -----------      -----------

EXPENSES:
    General and administrative                        1,648,192        1,637,725
    Marketing and selling                             2,762,278        1,486,929
    Research and development                            323,461          304,991
                                                    -----------      -----------
                                                      4,733,931        3,429,645
                                                    -----------      -----------

INCOME FROM OPERATIONS                                2,070,421        1,846,367

OTHER INCOME (EXPENSE) - NET                            385,809          244,975
                                                    -----------      -----------

INCOME  BEFORE PROVISION
FOR INCOME TAXES                                      2,456,230        2,091,342

PROVISION FOR INCOME TAXES                              699,167          193,593
                                                    -----------      -----------
NET INCOME                                          $ 1,757,063      $ 1,897,749
                                                    ===========      ===========

NET INCOME PER COMMON SHARE
AND COMMON EQUIVALENT SHARE                         $      0.08      $      0.09
                                                    ===========      ===========

WEIGHTED AVERAGE COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING                 22,790,793       22,204,630
                                                    ===========      ===========

See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations

                            PSYCHEMEDICS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      NINE MONTHS
                                                                                    ENDED SEPTEMBER 30,
                                                                            ----------------------------
                                                                                 1997           1996
                                                                            -------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                               $ 1,757,063     $ 1,893,749
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                              454,577         472,521
      Changes in assets and liabilities:
        Receivables                                                           (1,325,736)       (990,283)
        Inventory                                                               (249,198)         (1,765)
        Prepaid expenses and other current assets                               (462,595)       (139,969)
        Accrued income taxes payable                                             255,167              --
        Accounts payable                                                          73,196        (150,754)
        Accrued expenses                                                         (44,241)         92,487
        Deferred revenue                                                       1,299,939              --
                                                                             -----------     -----------
          Net cash provided by operating activities                            1,758,172       1,175,986
                                                                             -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    (Purchases) sales of short-term investments - net                           (972,311)     (2,534,543)
    (Purchases) of equipment and leasehold improvements                       (1,179,597)       (543,295)
    (Increase) decrease in other assets - net                                     28,777         (19,538)
                                                                             -----------     -----------
          Net cash (used in) provided by investing activities                 (2,123,131)     (3,097,376)
                                                                             -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net principal payments on obligations under
      capital leases                                                                  --         (16,459)
    Net proceeds from the issuance of
      common stock including related tax benefits                              1,060,067       2,420,596
    Cash dividends paid                                                       (1,752,624)             --
                                                                             -----------     -----------
          Net cash (used in) provided by financing activities                   (692,557)      2,404,137
                                                                             -----------     -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (1,057,516)        482,747
CASH AND CASH EQUIVALENTS, beginning of period                                 1,462,678         193,787
                                                                             -----------     -----------

CASH AND CASH EQUIVALENTS, end of period                                     $   405,162     $   676,534
                                                                             ===========     ===========

See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations

                            PSYCHEMEDICS CORPORATION
                   NOTES TO CONDENSED FINANCIAL STATEMENTS

                               September 30, 1997

1. The financial information furnished herein is unaudited; however, in the opinion of management, it reflects all adjustments which are necessary to fairly state the Company's financial position at September 30, 1997 and the results of its operations and cash flows for the periods ended September 30, 1997 and 1996. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and included in the financial statements are certain amounts based on management's estimates and judgments.

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

4. On October 28, 1997, the Company declared a cash dividend of $0.02 per share payable on December 5, 1997, to holders of record at the close of business on November 14, 1997.

5. During the second quarter of 1997, the Company began offering its personal drug testing service, "PDT-90" through retail drug stores. Revenues for this product are being recognized on an "as tested" basis rather than on the basis of delivery to retailers. At September 30, 1997, the Company had $1,348,000 of deferred revenue related to this retail product.

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

Pro forma calculations of basic and diluted earnings per share as required by SFAS No. 128 are as follows:

                                  Three Months Ended           Nine Months Ended
                                9-30-97       9-30-96        9-30-97       9-30-96
                              -------------------------    --------------------------

Basic EPS
Net income available
  to common shareholders     $   374,436    $   731,999    $ 1,757,063    $ 1,897,749

Weighted average common
   shares outstanding net
   of treasury shares         21,935,913     21,615,468     21,890,024     21,144,176
                             -----------    -----------    -----------    -----------


   Basic EPS                 $      0.02    $      0.03    $      0.08    $      0.09
                             ===========    ===========    ===========    ===========

Diluted EPS

Net income available to
  common shareholders        $   374,436    $   731,999    $ 1,757,063    $ 1,897,749


Weighted average common
   and common equivalent
   shares outstanding         22,826,007     22,720,866     22,790,793     22,204,630
                             -----------    -----------    -----------    -----------

   Diluted EPS               $      0.02    $      0.03    $      0.08    $      0.09
                             ===========    ===========    ===========    ===========

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Revenue was $3.7 million in the third quarter of 1997 as compared to $3.1 million in the third quarter of 1996 representing an increase of 17%. Revenue for the nine month period ended September 30, 1997 was $11.3 million, an increase of 26% over the $9.0 million reported for the comparable period of 1996. The revenue increases were due primarily to increases in volume from both new and existing clients offset by average price decreases of 3% primarily as a result of volume discounts granted to large customers.

Gross margin was 57% of sales in the third quarter of 1997 compared to 59% in the year earlier period. The decrease in 1997 was primarily the result of higher labor costs as a percentage of revenues compared to 1996. Gross margin was 60% for the nine months ended September 30, 1997 compared to 59% in the year earlier period. The increase in year-to-date 1997 was primarily the result of increased efficiencies resulting from increased volume during the first six months of 1997, which more than offset the impact of volume discounts.

General and administrative (G&A) expenses remained virtually unchanged at $552,000 and $1,648,000 in the three and nine month periods ended September 30, 1997 from the year earlier amounts. As a percentage of revenue, G&A expenses declined to 15% from 17% in the third quarter of 1996 because of the higher revenues in 1997. Similarly, G&A expenses as a percentage of revenues declined to 15% from 18% for the nine month period ended September 30, 1997 because of higher revenues in 1997.

Marketing and selling expenses for the three month period ended September 30, 1997 increased $499,000, to $981,000, an increase of 103%. As a percentage of revenues, marketing and selling expenses increased from 15% in the 1996 period to 27% in the third quarter of 1997. Marketing and selling expenses for the nine month period ended September 30, 1997 increased $1,275,349, to $2,762,278, an increase of 86%. As a percentage of revenues, marketing and selling expenses increased from 17% in the 1996 period to 24% in 1997. These increases were primarily due to additions to the Company's sales staff and expanded marketing activities related to the corporate market and significant additional expenditures made to penetrate the retail home testing market. The Company expects to continue to aggressively promote its drug testing services during the remainder of 1997 and in future years in order to expand its client base.

Other income for the three and nine month periods ended September 30, 1997 represented primarily interest earned on cash equivalents and short-term investments. The increase in 1997 was primarily due to higher investment balances coupled with increased yields on these investments.

Net income was $374,436 in the third quarter of 1997, a decrease of $357,563 or 49% from the year earlier amount. The decrease in 1997 was primarily due to expanded marketing efforts and an increased effective tax rate which more than offset the increase in revenues. The effective tax rate for the third quarter of 1997 increased significantly over the 1996 rate, reflecting the reduction in net operating loss carryforwards available to offset the provision for income taxes for financial reporting purposes. The Company had total net operating loss carryforwards at December 31, 1996 of approximately $3.6 million available to offset the 1997 and future years' cash payments for income taxes. However, approximately $2.6 million of these loss carryforwards were comprised of deductions from the exercise of certain options and warrants which will increase paid-in capital when tax benefits related to these options and warrants are recognized.

                         LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had $9.7 million of cash, cash equivalents and short-term investments. The Company's operating activities generated net cash of $1,758,000 in the nine months ended September 30, 1997. Investing activities used $2,123,000 in the nine month period while financing activities used a net amount of $693,000 during the period.

The Company's source of funds in the first nine months of 1997 was derived, approximately 62%, from net cash generated from operations, and approximately 38% from financing activities, the major item being the receipt of proceeds from the exercise of stock options. Operating cash flows increased $582,000 in the first nine months of 1997, compared to the year earlier period primarily due to deferred revenue of $1,300,000 in the 1997 period offset, in part by lower net income, and larger increases in accounts receivable, inventory and prepaid expenses from the year earlier increases. The deferred revenue represents deliveries to retail outlets of the Company's retail product PDT-90 which will be recorded as revenue after completion of the underlying tests. The non-cash effect of depreciation and amortization in the 1997 and 1996 periods was $455,000 and $473,000, respectively.

Capital expenditures in the first nine months of 1997 were $1,180,000. The expenditures primarily consisted of new equipment, including laboratory and computer equipment. The Company currently plans to make additional capital expenditures of approximately $100,000 during the remainder of 1997, primarily in connection with the purchase of additional laboratory and computer equipment. The Company believes that within the next two years it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $4 million.

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

During the nine month period ended September 30, 1997, the Company distributed approximately $1,750,000 in cash dividends to its shareholders, including approximately $440,000 in the quarter ended September 30, 1997. In addition, on October 28, 1997, the Company declared a cash dividend of $0.02 per share payable on December 5, 1997 to holders of record on November 14, 1997.

At September 30, 1997, the Company's principal sources of liquidity included $9.7 million of cash, cash equivalents and short-term investments. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company's results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include joint ventures, issuances of common stock or debt financing. At September 30, 1997, the Company had no long-term debt.

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

                                    Psychemedics Corporation

Date: November 12, 1997             By: /s/ Raymond C. Kubacki,Jr.
                                        --------------------------
                                    Raymond C. Kubacki, Jr.
                                    President and Chief Executive Officer


Date:  November 12, 1997            By: /s/ Bruce M. Stillwell
                                       ---------------------------
                                    Bruce M. Stillwell
                                    Vice President, Treasurer & Controller