Form 10-K/A
period 1996-12-31
PSYCHEMEDICS CORP
filed 1998-01-27
CIK 806517

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A

                                 AMENDMENT NO. 1


         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                         COMMISSION FILE NUMBER: 1-13738

                            PSYCHEMEDICS CORPORATION
             (exact name of registrant as specified in its charter)

           Delaware                                     58-1701987
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


 1280 Massachusetts Ave., Cambridge, MA                        02138
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)


        Registrant's telephone number, including area code: 617-868-7455

           Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.005 Par Value                 American Stock Exchange
-----------------------------       -------------------------------------------
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

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Part III - Portions of the Registrant's Proxy Statement relative to the 1997 Annual Meeting of Stockholders to be held on May 8, 1997.

                                     PART I
                                     ------

The information provided by the Company in this Report may contain "forward-looking" information which involves risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as being applicable to all forward-looking statements wherever they appear in this report. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed in Item 7 below, as well as those discussed elsewhere herein.

Item 1.     Business
--------------------

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

Testing services are currently performed at the Company's laboratory at 5832 Uplander Way, Culver City, California. The Company's services are marketed under the name RIAH (Radioimmunoassay of Hair), a registered service mark.

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

RESEARCH AND DEVELOPMENT

The Company is continuously engaged in research and development activities. During the years ended December 31, 1996, 1995 and 1994, $413,693, $436,385 and
$406,345, respectively, were expended for research and development. The Company continues to perform research activities to develop new products and services and to improve existing products and services utilizing the Company's proprietary technology. Additional research using the Company's proprietary technology is being conducted by outside research organizations through government-funded studies.

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

PRINCIPAL CUSTOMER

The Company's largest customer in 1996, Blockbuster Entertainment Group ("Blockbuster"), a division of Viacom, Inc., accounted for approximately 21% of the Company's drug sampling volume and approximately 18% of the Company's revenue during the year ended December 31, 1995, and approximately 19% of drug sampling volume and 15% of the Company's revenue in 1996.

EMPLOYEES

As of December 31, 1996, the Company had 71 full-time equivalent employees, of which four full-time employees were in research and development. None of the Company's employees is subject to a collective bargaining agreement.

Item 7.  Management's Discussions and Analysis of Financial Condition
---------------------------------------------------------------------
         and Results of Operations.
         -------------------------

RESULTS OF OPERATIONS

The year ended December 31, 1996 was another record year for revenue. Revenue was $12.2 million in 1996 as compared to $10.1 million in 1995 and $8.7 million in 1994, representing an increase of 21% in 1996 and 16% in 1995. These increases were due primarily to increases in volume from both new and existing clients of 24% in 1996 and 20% in 1995 offset by average price decreases of 3% in 1996 and 4% in 1995 primarily as the result of volume discounts granted to large customers. The number of employers utilizing the Company's drug testing services increased 20% in 1994, 24% in 1995 and 46% in 1996. As a result, the share of revenues derived from Blockbuster Entertainment Group has decreased from 24% in 1994 to 15% in 1996. Blockbuster's share of drug testing revenues is expected to decline further in subsequent years.

Gross margin was 59% of sales in 1996 compared to 54% in 1995 and 58% in 1994. The increase in 1996 was primarily the result of increased efficiencies resulting from increased volume. The decrease in 1995 from the 1994 level was due to higher costs associated with expansion of the Company's laboratory facilities in 1995.

General and administrative (G&A) expenses were held to 19% of revenues in 1996, the same percentage as in 1995. G&A expenses represented 15% of revenues in 1994. G&A expenses increased by $415,000 to $2.36 million in 1996, and increased by $604,000 to $1.95 million in 1995. The increase in 1996 was primarily due to increased expenditures for payroll, legal, regulatory and bad debt provisions. The increase in 1995 was also due primarily to higher costs incurred by the Company for payroll, legal and regulatory expenses.

Marketing and selling expenses for the year ended December 31, 1996 remained at 17% of revenues in both 1995 and 1996, representing a decrease of 1% as a percent of revenues from the 1994 amount which was 18% of revenues. Marketing and selling expenses increased by $311,000 to $2 million in 1996, and by $191,000 to $1.7 million in 1995. The increase in 1996 was due primarily to increased marketing expenses and additional sales staff. The increase in 1995 was due primarily to increases in marketing expenses. The Company currently expects that marketing and selling expenses will exceed 17% of revenues in 1997 as the Company continues its efforts to expand its client base.

Research and development expenses remained virtually unchanged in 1996 from 1995 and 1994 amounts, but continued to decline as a percentage of revenues from 5% in 1994 to 3% in 1996.

Net interest income increased as a result of higher levels of short-term investments in 1996 as compared to 1995.

Net income increased 60% to $2.5 million in 1996, following a decline of 15% to $1.6 million in 1995 . The increase in 1996 was primarily due to increased revenues, and related efficiencies in direct costs derived from increased sales volume. The decrease in 1995 was primarily due to increases in direct costs and increased general and administrative expenses which exceeded increases in revenues in such year. The provision for income taxes in 1996 and 1995 represented the alternative minimum tax due as required under the Internal Revenue Code, and provision for state corporate income taxes. The Company had total net operating loss carryforwards at December 31, 1996 of approximately $3.6 million available to offset future years' cash payments for income taxes, however, approximately $2.6 million of these loss carryforwards were comprised of deductions from the exercise of certain options and warrants which will increase paid-in capital when tax benefits related to these options and warrants are recognized.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company had $9.8 million of cash, cash equivalents and short-term investments, compared to $5.5 million at December 31, 1995. The Company's operating activities generated net cash of $2.3 million in 1996 and $2.0 million in 1995. Investing activities used $3.8 million in 1996 and $0.5 million in 1995 while financing activities generated $2.7 million in 1996 and used $1.8 million in 1995.

The Company's source of funds in 1996 was derived approximately 53% from financing activities, the major item being the receipt of proceeds from the exercise of stock options and warrants, and approximately 47% from net cash generated from operations. In 1995, the primary source of funds was net cash generated from operations. Operating cash flows increased $379,000 in 1996. Net income was higher in 1996 by $933,000 but this increase was offset by increases in receivables and reductions in accounts payable which were only partially offset by increases in other liability accounts. The non-cash effect of depreciation and amortization in 1996 and 1995 was $535,000 and $600,000, respectively.

Capital expenditures in 1996 were $736,000, a reduction of $534,000 from 1995's expenditures of $1.27 million. The expenditures in 1996 primarily consisted of new equipment, including a new gas chromatographer/mass spectrometer (GC/MS). The 1995 expenditures consisted of expansion of the Company's laboratory facilities in Culver City, California, as well as an additional GC/MS machine and other equipment. the Company currently plans to make capital expenditures of approximately $1,300,000 in 1997, primarily in connection with the purchase of laboratory and computer equipment. The Company believes that within the next year it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $4 million.

In December 1994, the Company's Board of Directors authorized the repurchase of up to 1 million shares of the Company's common stock. During 1995, the Company purchased a total of 699,387 shares for an aggregate purchase price of $2.6 million. No shares were purchased in 1996.

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

Since December 31, 1996 and prior to the filing of this Amendment No. 1, the Company has distributed an aggregate of $2,194,000 of cash dividends to its shareholders.


At December 31, 1996, the Company's principal sources of liquidity included $9.8 million of cash, cash equivalents and short-term investments. Management believes that such funds, together with future operating profits, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company's results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include joint ventures, issuance of common stock or debt financing. At December 31, 1996, the Company had no long-term debt.

FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company or statements made by its employees may contain forward-looking information which involves risks and uncertainties. In particular, statements contained in this report which are not historical facts (including but not limited to the Company's expectations regarding principal customers, business strategy, anticipated operating results and anticipated cash requirements) may be "forward-looking" statements. The Company's actual results may differ from those stated in any forward-looking statements. Factors that may cause such difference include, but are not limited to, risks associated with the continued expansion of the Company's sales and marketing network, development of markets for new products and services offered by the Company, the economic health of principal customers of the Company, financial and operational risks associated with possible expansion of testing facilities used by the Company, government regulation, competition and general economic conditions.

'
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Psychemedics Corporation

Date: January 27, 1998             By: /s/ Raymond C. Kubacki, Jr.
                                       --------------------------------------
                                       Raymond C. Kubacki, Jr.
                                       President and Chief Executive Officer


Date: January 27, 1998             By: /s/ Bruce M. Stillwell
                                       --------------------------------------
                                       Bruce M. Stillwell
                                       Vice President, Treasurer & Controller

                                                 January 27, 1998



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


            Psychemedics Corporation (the "Company") Form 10-K for the Fiscal Year Ended December 31, 1996 Form 10-Q for the Quarter Ended March 31, 1997 File No. 1-13738
            ------------------------------------------------------------------


Dear Sir or Madam :

     In response to the Staff's comment letter dated June 30, 1997 addressed to Raymond C. Kubacki, Jr., President of the Company, the following materials are hereby being transmitted for filing under the Securities Exchange Act of 1934, as amended:

1. Form 10-K/A Amendment No. 1 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1996; and

2. Form 10-Q/A Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

     The Company wishes to respond to the staff's comments as follows:


Form 10-K for FYE December 31, 1996
-----------------------------------

Item 7.     Management's Discussion and Analysis of Financial Condition and
------      ---------------------------------------------------------------
            Results of Operations.
            ---------------------

     Results of Operations
     ---------------------

1. The discussion of the results of operations is too general. Please revise to include an analysis and quantification of the particular causes of changes in material line item amounts from period to period. The analysis should identify individual factors (such as change in prices, volume, product mix,

Securities and Exchange Commission

January 27, 1998

Page 2


     etc.), discuss the reasons that these factors changed during the period, and quantify their effects. You should discuss the reasons why management believes reported trends are expected to continue or change. Refer to Item 303 of Regulation S-K and Release No. 34-26831 which discusses the disclosure requirements of Item 303 in detail.

     Response: The section has been revised to comply with the staff's request.

2. Expand the discussion to include percentage comparisons of each material change in line items from year to year. Please note that while the use of additional statistical analysis such as the common-size analysis the Company has utilized, is encouraged, disclosure and percentage comparisons of material changes in the line items of the financial statements from year to year must be the starting point of the disclosure. Please revise accordingly.

     Response: The section has been revised to comply with the staff's request.

     Liquidity and Capital Resources
     -------------------------------

3. The statement of cash flows should be utilized to present a balanced discussion dealing with cash flows from investing and financing activities as well as from operations.

     Response: The section has been revised to comply with the staff's request.

4. Indicate the general purpose of the capital commitments and the anticipated source of funds needed to fulfill such commitments.

     Response: The section has been revised to comply with the staff's request.

5. Identify and separately describe each internal and external source of liquidity, disclosing the amount of any material unused sources of liquid assets.

     Response: The section has been revised to comply with the staff's request.

6. Revise the disclosure to discuss liquidity on both a short-term and long-term basis.

     Response: The section has been revised to comply with the staff's request.

7.   Quantify the discussion of the Company's working capital needs.