Form 10-Q/A
period 1997-03-31
PSYCHEMEDICS CORP
filed 1998-01-27
CIK 806517

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

(Mark One)

   X        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
--------    SECURITIES EXCHANGE ACT OF 1934

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

Revenue was $3.3 million in the first quarter of 1997 as compared to $2.7 million in the first quarter of 1996 representing an increase of 22%. The increase was due primarily to increases in volume from both new and existing clients of 25% offset by average price decreases of 3% primarily as the result of volume discounts granted to large customers.

Gross margin was 59% of sales in the first quarter of 1997 compared to 56% in the year earlier period. The increase in 1997 was primarily the result of increased efficiencies resulting from increased volume.

General and administrative (G&A) expenses remained virtually unchanged at $533,000 in the three month period ended March 31, 1997 from the year earlier amount. As a percentage of revenue, G&A expenses declined to 16% from 20% in the first quarter of 1996 because of the higher revenues in 1997.

Marketing and selling expenses for the three month period ended March 31, 1997 increased $178,000, to $657,000, an increase of 37%. As a percentage of revenues, marketing and selling expenses increased from 18% in the 1996 period to 20% in the first quarter of 1997. The increase was primarily due to additions to the Company's sales staff and expanded marketing activities related to both the corporate and retail home testing market. The Company expects to continue to aggressively promote its drug testing services during the remainder of 1997 and in the future years in order to expand its client base.

Other income for the three month period ended March 31, 1997 represented primarily interest earned on cash equivalents and short-term investments. The increase in 1997 was primarily due to higher investment balances coupled with increased yields on these investments.

Net income increased to $637,000 in the first quarter of 1997, an increase of $188,000, or 42% from the year earlier amount. The increase in 1997 was primarily due to increased revenues, and related efficiencies in direct costs derived from increased sales volume. The effective tax rate for the first quarter of 1997 increased over the 1996 rate, reflecting the reduction in net operating loss carryforwards available to offset the provision for income taxes for financial reporting purposes. The Company had total net operating loss carryforwards at December 31, 1996 of approximately $3.6 million available to offset the 1997 and future years' cash payments for income taxes, however, approximately $2.6 million of these loss carryforwards were comprised of deductions from the exercise of certain options and warrants which will increase paid-in capital when tax benefits related to these options and warrants are recognized.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

At March 31, 1997, the Company had $10 million of cash, cash equivalents and short-term investments. The Company's operating activities generated net cash of $300,000 in the first quarter of 1997. Investing activities used $1.2 million in the quarter while financing activities generated a net amount of $49,000 during the quarter.

The Company's source of funds in the first quarter of 1997 was derived approximately 62% from financing activities, the major item being the receipt of proceeds from the exercise of stock options, and approximately 48% from net cash generated from operations. Operating cash flows increased $225,000 in the first quarter of 1997, compared to the year earlier period. Net income was higher by $188,000, the increase in receivables was $47,000 less and increases in accounts payable were higher in the 1997 period but this was offset by higher reductions in accrued expenses in 1997 from the year earlier period. The non-cash effect of depreciation and amortization in the 1997 and 1996 periods was $136,000 and $160,000, respectively.

Capital expenditures in the first quarter of 1997 were $241,000. The expenditures primarily consisted of new equipment, including laboratory and computer equipment. The Company currently plans to make additional capital expenditures of approximately $360,000 in 1997, primarily in connection with the purchase of laboratory and computer equipment. The Company believes that within the next two years it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $4 million.

On July 3, 1996, the Company distributed a 3% stock dividend to shareholders of record on June 21, 1996. The shares issued in the stock dividend represented shares which the Company acquired in a stock repurchase program authorized in 1994. This transaction resulted in an increase of $4.67 million the accumulated deficit (633,000 shares distributed at a fair market value of $7.37 per share). Treasury stock was reduced by $2.42 million as a result of this distribution. Average shares outstanding and all per share amounts included in the accompanying financial statements and Notes are based on the increased number of shares giving retroactive effect to the stock dividend.

During the quarter ended March 31, 1997, the Company distributed $436,000 in cash dividends to its shareholders. The Company has distributed an additional $1,758,000 in cash dividends since March 31, 1997 and prior to the filing of this Amendment No. 1.


At March 31, 1997, the Company's principal sources of liquidity included $10 million of cash, cash equivalents and short-term investments. Management believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company's results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include joint ventures, issuances of common stock or debt financing. At March 31, 1997, the Company had no long-term debt.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS
                     --------------------------------------

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





Date: January 27, 1998                 By: /s/ Bruce M. Stillwell
                                           -----------------------------------
                                       Bruce M. Stillwell
                                       Vice President, Treasurer & Controller