Form 10-K
period 1997-12-31
PSYCHEMEDICS CORP
filed 1998-03-31
CIK 806517

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                        COMMISSION FILE NUMBER: 1-13738

                            PSYCHEMEDICS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      58-1701987
(STATE OR OTHER JURISDICTION OF INCORPORATION       (I.R.S. EMPLOYER IDENTIFICATION NO.)
               OR ORGANIZATION)

    1280 MASSACHUSETTS AVE., CAMBRIDGE, MA                         02138
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 617-868-7455

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

        COMMON STOCK, $.005 PAR VALUE                     AMERICAN STOCK EXCHANGE
               (TITLE OF CLASS)                 (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     On March 18, 1998 the aggregate market value of the voting stock held by non-affiliates of the registrant was $71,393,751 and 22,130,197 shares of Common Stock, $.005 par value, were outstanding at such date.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III -- Portions of the Registrant's Proxy Statement relative to the 1998 Annual Meeting of Stockholders to be held on May 4, 1998.
================================================================================

                                     PART I

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

     The Company's first application of its patented technology is a testing service which screens for the presence of certain drugs of abuse in hair. The application of radioimmunoassay procedures using hair differs from the more widely used application of radioimmunoassay procedures using urine samples. The Company's tests provide quantitative information which indicates the approximate amount of drug ingested as well as historical data which can show a pattern of individual drug use over a period of time. This information is useful to employers in both applicant and employee testing, to physicians, treatment professionals, law enforcement agencies, to the insurance industry; and to parents concerned about drug use by their children and to other individuals and entities engaged in any business where drug use is an issue. The Company provides commercial testing and confirmation by GC/MS using industry accepted practices for cocaine, marijuana, PCP, methamphetamine, and opiates. In addition, the Company has developed a test for methadone for use in the treatment industry.

     Testing services are currently performed at the Company's laboratory at 5832 Uplander Way, Culver City, California. The Company's services are marketed under the name RIAH(R) (Radioimmunoassay of Hair), a registered service mark.

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

     An additional independent evaluation of the technology, favorable to the Company's services, has been performed by submission of blind samples by Dr. Robert DuPont, President of the Institute of Behavior and Health, Inc., the first Director of the National Institute on Drug Abuse and presently Chairman of the Company's Scientific Advisory Board. Some of the Company's customers have also completed their own testing to validate the Company's proprietary hair testing method as a prelude to utilizing the Company's services. These studies have consistently confirmed the Company's superior detection rate. When the results from utilizing the Company's patented hair testing method were compared to urine results in side-by-side evaluations, 5 to 10 times as many drug abusers were accurately identified with the Company's proprietary method. In addition to these studies, the Company is now performing testing for over 1,100 clients.

     In 1997, the Company completed a study of drug abuse among Vietnam veterans in collaboration with the Washington University School of Medicine in St. Louis, and continued to expand research projects on juvenile drug abuse in the criminal justice system with the University of South Florida and the Medical University of South Carolina. In addition, Jefferson Medical College in Philadelphia initiated a program with hair analysis to evaluate drug treatment outcomes.

ADVANTAGES OF USING THE COMPANY'S PATENTED METHOD

     The Company asserts that hair testing using its patented method confers substantive advantages relative to existing means of drug detection through urinalysis. Although urinalysis testing can provide accurate drug use information, the scope of the information is short-term and is generally limited to the type of drug ingested within a few days of the test. Studies published in many scientific publications have indicated that most drugs disappear from urine within a few days.

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

     Hair testing using the Company's patented method (with GC/MS confirmation) further reduces the prospects of error in conducting drug detection tests. Urinalysis testing is more susceptible to problems such as "evidentiary false positives" resulting from passive drug exposure (e.g. poppy seeds.) In the event a positive urinalysis test result is challenged, the only remedy is a newly collected sample. Depending on the drug usage of the forewarned individual prior to the date of the newly collected sample, a re-test may yield a negative result when using urinalysis testing because of temporary abstention. In contrast, when the Company's hair testing method is offered on a repeat hair sample the individual suspected of drug use cannot as easily affect the results because historical drug use data remain locked in the hair fiber.

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

     The Company's prices for its tests are generally somewhat higher than prices for tests using urinalysis, but the Company believes that its superior detection rates provide more value to the customer. This pricing policy could, however, adversely impact the growth of the Company's sales volume.

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

     The Company performs a confirmation test of all positive results through GC/MS. The use of GC/MS is an industry accepted practice used to confirm positive drug test results of an initial screen. In an employment setting, GC/MS confirmation is typically used prior to the taking of any disciplinary action against an employee. The Company offers its clients a five-drug screen with GC/MS confirmation of cocaine, PCP, marijuana, methamphetamine, and opiates.

  2.  Home Use

     In 1995, the Company began marketing "PDT-90"(R), its hair testing service to parents concerned about drug use by their children. It allows parents to collect a small sample from their child in the privacy of the home and have it tested for drugs of abuse by the Company. The PDT-90 testing service uses the same patented method that is used with the Company's workplace testing service. During the second quarter of 1997, the Company began offering its personal drug testing service, "PDT-90" through retail drug stores.

  3.  Medical/Research

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

     The Company has engaged in, and continues to engage in, studies supporting the utility of its patented hair analysis method in the evaluation of drug use during pregnancy and the corresponding treatment of newborns. Studies are under way at University of Pennsylvania, Hutzel Hospital, University of Washington, Columbia University, University of Miami, National Public Services Research Institute, University of California -- Sleep State Organization and Maternal/Child Substance Abuse Project. The Company expects that these cost-benefit and application studies will demonstrate the utility of its proprietary screen in the prenatal market.

SALES AND MARKETING

     The Company markets its corporate drug testing services primarily through its own direct sales force. The Company markets PDT-90, its home testing drug service, primarily through retail drug stores. For both its business-to-business and consumer direct services, the Company has undertaken an integrated marketing campaign to enhance the market presence within each respective segment.

COMPETITION

     The Company competes directly with numerous commercial laboratories which test for drugs through urinalysis testing. Most of these laboratories, such as Laboratory Corporation of America, SmithKline Beecham Clinical Laboratories and Quest (formerly Corning Clinical Laboratories, Inc.) have substantially greater financial resources, market identity, marketing organizations, facilities, and numbers of personnel than the Company. The Company has been steadily increasing its base of corporate customers and believes that future success with new customers is dependent on the Company's ability to communicate the advantages of implementing a drug program utilizing the Company's patented hair analysis method.

     The Company's ability to compete is also a function of pricing. The Company's prices for its tests are generally somewhat higher than prices for tests using urinalysis. However, the Company believes that its superior detection rates, coupled with the customer's ability to test less frequently due to hair testing's wider window of detection (approximately 90 days verses approximately three days with urinalysis) provide more value to the customer. This pricing policy could, however, lead to slower sales growth for the Company.

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

     A substantial number of states regulate drug testing. The scope and nature of such regulation varies greatly from state to state. In some states, companies who operate a clinical laboratory are required to satisfy certain requirements as a precondition to the laboratory's certification or right to perform drug testing services with respect to specimens obtained in such state. The laws or regulations in other states, in some instances, limit testing to certain matrixes ("matrix" refers to the substance, blood, urine, hair, etc., which is tested for the presence of drugs) which in a couple of instances do not include hair. The Company has participated in legislative and regulatory hearings to educate lawmakers on the advantages of hair testing.

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

     In its response, the Company stated its position that the collection envelope is not a medical device under the FDC Act. However, in order to expeditiously resolve the matter with the FDA, the Company submitted a 510(k) premarket notification to the FDA on September 27, 1995 seeking a determination from the FDA that the collection envelope is substantially equivalent to collection envelopes which previously received 510(k) premarket clearance and were currently being commercially marketed. In November 1995, the FDA issued a "Not Substantially Equivalent" ("NSE") determination in response to the Company's submission and classified PDT-90 as a Class III device under the FDC Act.

     In December 1995, the Company filed suit against the FDA in the United States Court of Appeals for the First Circuit seeking to overturn the FDA's NSE determination. In March 1996, the FDA agreed to withdraw the Warning Letter and the NSE determination in exchange for the Company's dismissal of its suit against the FDA. The FDA also confirmed its decision not to actively regulate PDT-90 and not to pursue enforcement action on any of the grounds contemplated in the Warning Letter, and to refrain from enforcement action during the period that any future pre-market notification application by the Company with respect to PDT-90 is pending.

     On March 5, 1998, the FDA issued a proposed rule applicable to companies that market "drugs of abuse test sample collection systems". Under the proposed rule, companies engaged in the business of testing for drugs of abuse using testing procedures previously recognized by the FDA would be able to market their test sample collection systems without pre-market approval or clearance by the FDA so long as the tests are conducted at laboratories that are recognized or approved by the FDA and certain labeling and product information procedures are followed. To date, the FDA has recognized testing procedures which involve the use of urine, sweat and saliva as the test sample in certain applications. Under the FDA's proposed rule, companies engaged in the business of testing for drugs of abuse using other samples would effectively be prohibited from operating without FDA approval or clearance. Such companies would be required to submit their test to the FDA for recognition that the test is accurate and reliable for laboratory use. In addition, the laboratory performing the test would be required to satisfy certain FDA requirements. In the proposed rule, the FDA states that it intends to implement the proposed new policy through notice and comment rulemaking. Interested persons may submit written comments regarding the proposal on or before July 6, 1998. The proposed rule includes a transitional period of a minimum of two years (i.e. until one year following the publication of a final rule, or until March 5, 2000, whichever is later) in order for companies not currently in compliance with the proposed requirements to obtain the necessary data they need for submission to the FDA. The Company believes that its proprietary method of detecting drugs of abuse using hair samples is accurate and reliable and should, therefore, be recognized if necessary. However, the Company maintains that the FDA lacks statutory authority to regulate its hair testing service. There is a risk that, if the rule as proposed becomes final, the Company may be required to apply to the FDA for recognition of the Company's proprietary hair testing technology, and if such application were denied (and if such denial were upheld on appeal), the Company's business would be materially adversely affected.

SCIENTIFIC ADVISORY BOARD

     The Company has established a Scientific Advisory Board which consults with management of the Company to examine and evaluate the progress of the Company's research and development activities, to promote independent validation studies of the Company's patented hair analysis method technology, and to assist in accelerating acceptance of the technology in both the public and private sectors. Members of the Scientific Advisory Board are compensated at the rate of $1,000 per day for each meeting attended plus reimbursement for out-of-pocket expenses. The Chairman of the Scientific Advisory Board is Dr. Robert DuPont. Dr. DuPont's career has included numerous positions in the psychiatric and substance abuse field, including Director, Special Action Office for Drug Abuse Prevention -- The White House; the first Director, National Institute on Drug Abuse; President, American Council for Drug Education; and President, Phobia Society of America. Dr. DuPont has received several national awards and presently serves as President: Institute for behavior and Health, Inc.; Vice President, Bensinger, DuPont and Associates, a national drug and alcohol abuse consulting firm; and he maintains a private practice in psychiatry. Dr. DuPont has also been granted options to acquire shares of the Company's common stock. Other members of the Scientific Advisory Board are Edward C. Senay, M.D., a Professor in the Department of Psychiatry at the University of Chicago, and Arthur McBay, Ph.D., a Forensic Toxicologist and former Professor of Pharmacy at the University of North Carolina.

RESEARCH AND DEVELOPMENT

     The Company is continuously engaged in research and development activities. During the years ended December 31, 1997, 1996 and 1995, $437,626, $413,693 and
$436,385, respectively, were expended for research and development. The Company continues to perform research activities to develop new products and services and to improve existing products and services utilizing the Company's proprietary technology. Additional research using the Company's proprietary technology is being conducted by outside research organizations through government-funded studies.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS

     Since its inception, the Company has purchased raw materials for its laboratory services from outside suppliers. The most critical of these raw materials are the radio-labeled drugs which the Company purchases from a single supplier, although other suppliers of radio-labeled drugs exist. If the current supplier of radio-labeled drugs became unable to supply the Company, or supplies were available only at prohibitive cost, the Company could produce its own radio-chemical supplies. The Company estimates that it would have to expend approximately $400,000 for capital additions to produce its own supply. Thereafter, direct costs for such raw materials would likely decrease.

PRINCIPAL CUSTOMER

     The Company's largest customer, General Motors Corporation, accounted for approximately 13% of the Company's drug sampling volume and approximately 10% of the Company's revenue during the year ended December 31, 1997.

EMPLOYEES

     As of December 31, 1997, the Company had 125 full-time equivalent employees, of which four full-time employees were in research and development. None of the Company's employees is subject to a collective bargaining agreement.

ITEM 2.  PROPERTIES.

     The Company maintains its corporate office and northeast sales office at 1280 Massachusetts Avenue, Cambridge, Massachusetts; the office is leased through September 1998.

     The Company leases 18,000 square feet of space in Culver City, California, for sales, customer service and laboratory purposes. This facility is leased through December 31, 2005 with an option to renew for an additional two years.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The Company's common stock is traded on the American Stock Exchange under the symbol "PMD". As of March 18, 1998, there were 485 recordholders of the Company's common stock. The following table sets forth for the periods indicated the range of prices for the Company's common stock as reported by the American Stock Exchange and dividends declared by the Company.

CALENDAR PERIOD                                               HIGH            LOW            DIVIDENDS
---------------                                               ----            ---            ---------
1997
Fourth Quarter..............................................   $6 3/4         $5               $0.02
Third Quarter...............................................   $8 11/16       $6 1/8           $0.02
Second Quarter..............................................   $8 1/4         $6 1/2           $0.02
First Quarter...............................................   $8             $5 13/16         $0.02
1996
Fourth Quarter..............................................   $6 3/4         $5 3/4           $0.02
Third Quarter...............................................   $7 11/16       $6                  --
Second Quarter..............................................   $8             $6 1/16             --
First Quarter...............................................   $6 1/2         $5 1/8              --

     Future cash dividends may be declared at the discretion of the Board of Directors. On July 3, 1996, the Company distributed a 3% stock dividend to shareholders of record on June 21, 1996. The share price information set forth above has not been adjusted to reflect the stock dividend.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data has been derived from the financial statements of the Company and should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and related notes thereto included elsewhere in this Report.

                                                  AS OF AND FOR THE YEARS ENDED
                                       ---------------------------------------------------
                                                          DECEMBER 31,
                                       ---------------------------------------------------
                                        1997       1996       1995       1994       1993
                                       -------    -------    -------    -------    -------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue..............................  $15,398    $12,214    $10,111    $ 8,734    $ 6,576
Gross profit.........................  $ 9,341    $ 7,233    $ 5,422    $ 5,037    $ 3,886
Income from operations...............  $ 3,056    $ 2,409    $ 1,301    $ 1,742    $   986
Net income...........................  $ 2,501    $ 2,492    $ 1,559    $ 1,831    $   953
Basic net income per share...........  $   .11    $   .12    $   .07    $   .10    $   .06
Diluted net income per share.........  $   .11    $   .11    $   .07    $   .09    $   .05
Weighted average common shares
  outstanding........................   21,963     21,146     21,305     18,441     15,035
Weighted average common shares
  outstanding, assuming dilution.....   22,541     22,164     23,404     20,023     19,924
Total Assets.........................  $18,855    $15,745    $10,217    $10,290    $ 4,385
Working Capital......................  $13,090    $11,403    $ 6,789    $ 7,658    $ 1,935
Shareholders' Equity.................  $16,733    $14,296    $  9484    $ 9,580    $ 3,536

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     Revenue was $15.4 million in 1997 as compared to $12.2 million in 1996 and $10.1 million in 1995, representing increases of 26% in 1997 and 21% in 1996. These increases were due primarily to increases in volume from both new and existing clients of 31% in 1997 and 24% in 1996 offset by average price decreases of 4% in 1997 and 3% in 1996 primarily as the result of volume discounts granted to large customers. Gross margin was 61% of sales in 1997 compared to 59% in 1996 and 54% in 1995. The increase in 1997 was primarily the result of increased efficiencies resulting from increased volume.

     General and administrative (G&A) expenses represented 15% of revenue in 1997, down from 19% in both 1996 and 1995. G&A expenses decreased by $88,000 to $2.3 million in 1997, and increased by $415,000 to $2.4 million in 1996. The decrease in 1997 was primarily due to decreased professional fees. The increase in 1996 was also due primarily to higher costs incurred by the Company for payroll, professional fees and regulatory and bad debt expenses.

     Marketing and selling expenses for the year ended December 31, 1997 increased to 23% of revenue versus 17% in both 1996 and 1995. Marketing and selling expenses increased by $1,525,000 to $3.6 million in 1997, and by $311,000 to $1.2 million in 1996. The increase in 1997 was due primarily to increased marketing expenses related to advertising and other costs associated with the introduction of PDT-90, as well as increased sales, field support and customer service personnel for corporate business. The increase in 1996 was due primarily to increased marketing expenses and additional sales staff.

     Research and development expenses remained virtually unchanged in 1997 from 1996 and 1995 amounts, but continued to decrease as a percentage of revenue from 4% in 1995 to 3% in 1996 and 1997.

     Net interest income increased as a result of higher average investment balances in 1997 as compared to 1996.

     Net income was $2.5 million in 1997, essentially flat with 1996 following an increase of 60% from $1.6 million in 1995. The 1997 results were impacted by increased revenues and related efficiencies in direct costs derived from increased revenues, offset by increased marketing and selling costs and an increased effective tax rate resulting from the reduction in net operating loss carryforwards available to offset the provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had $10.0 million of cash, cash equivalents and short-term investments, compared to $9.8 million at December 31, 1996. The Company's operating activities generated net cash of $2.1 million in 1997, $2.4 million in 1996 and $2.0 million 1995. Investing activities used $2.5 million in 1997, $3.8 million in 1996 and $516,000 in 1995, while financing activities used $501,000 in 1997, generated $2.7 million in 1996 and used $1.8 million in 1995.

     Although net income in 1997 was virtually unchanged from the 1996 amount, operating cash flows decreased $200,000 in 1997 compared to 1996, due to larger increases in 1997 in prepaid expenses, laboratory supplies and accounts receivable, a decrease in accrued expenses and a larger decrease in accounts payable in 1997 than in 1996, which were offset by the increase of nearly $1.4 million in deferred revenue. The deferred revenue represents deliveries to retail outlets of the Company's retail testing service PDT-90 which, in each case, will be recorded as revenue after completion of the underlying test. The non-cash effect of depreciation and amortization in 1997 and 1996 was $636,000 and $535,000, respectively.

     Capital expenditures in 1997 were $1.4 million, an increase of $676,000 from 1996 expenditures of $736,000. The expenditures consisted of new equipment, including laboratory and computer equipment. The Company currently plans to make capital expenditures of approximately $1 million in 1998, primarily in connection with the purchase of laboratory and computer equipment. The Company believes that within the next year it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $3 million.

     During 1995, the Company repurchased a total of 699,387 shares for treasury for $2.6 million. In 1997 an additional 117,302 shares were repurchased for $751,000.

     On July 3, 1996, the Company distributed a 3% stock dividend to shareholders of record on June 21, 1996. The shares issued in the stock dividend were treasury shares. This transaction resulted in an increase of $4.67 million in the accumulated deficit (633,000 shares distributed at a fair market value of $7.37 per share). Treasury stock was reduced by $2.42 million as a result of this distribution. All share and per share amounts have been retroactively restated to reflect the stock dividend.

     The Company commenced paying cash dividends in 1997 and distributed nearly $2.2 million during the year. Since December 31, 1997, the Company has distributed an aggregate of $442,604 of cash dividends to its shareholders. The Company announced on November 17, 1997 that its Board of Directors has established a policy of declaring regular quarterly dividends at an initial annual rate of $0.08 per share (or $0.02 per quarter) commencing in the first quarter of 1998.

     At December 31, 1997, the Company's principal sources of liquidity included $10.0 million of cash, cash equivalents and short-term investments. Management currently believes that such funds, together with future operating profits, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company's results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include joint ventures, issuance of common stock or debt financing. At December 31, 1997, the Company had no long-term debt.

IMPACT OF YEAR 2000 ISSUE

     The Year 2000 issue results from computer programs written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company is in the process of conducting an assessment of its computer information systems and is beginning to take the necessary steps to determine the nature and extent of the work required to make its systems Year 2000 compliant, where necessary. These steps will require the Company to modify, upgrade or replace some of its internal financial and operational systems. The Company continues to evaluate the estimated cost of bringing all internal systems, equipment and operations into Year 2000 compliance, but has not yet finished determining the total cost of these compliance efforts. While these efforts will involve additional costs, the Company believes, based upon currently available information, that these costs will not have a material adverse effect on its business, financial condition or results of operations. However, if these efforts are not completed on time, or if the cost of updating or replacing the Company's information systems exceeds the Company's current estimates, the Year 2000 issue could have a material adverse impact on the Company's business, financial condition or results of operations.

     The Company also intends to determine the extent to which the Company may be vulnerable to any failures by its major suppliers, distributors and service providers to remedy their own Year 2000 issues, and is in the process of initiating formal communications with these parties. At this time the Company is unable to estimate the nature or extent of any potential adverse impact resulting from the failure of third party suppliers, distributors and service providers to achieve Year 2000 compliance, although the Company does not currently anticipate that it will experience any material shipment delays from its major product suppliers or any material sales delays from its major distributors due to Year 2000 issues. However, there can be no assurance that these third parties will not experience Year 2000 problems or that any problems would not have a material effect on the Company's product supply and distribution channels. Because the cost and timing of Year 2000 compliance by third parties such as suppliers, distributors and service providers is not within the Company's control, no assurance can be given with respect to the cost or timing of such efforts or any potential adverse effects on the Company of any failure by these third parties to achieve Year 2000 compliance.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     From time to time, information provided by the Company or statements made by its employees may contain forward-looking information which involves risks and uncertainties. In particular, statements contained in this report which are not historical facts (including but not limited to the Company's expectations regarding revenues, business strategy, anticipated operating results, cash dividends, and anticipated cash requirements) may be "forward-looking" statements. The Company's actual results may differ from those stated in any forward-looking statements. Factors that may cause such difference include, but are not limited to, risks associated with the continued expansion of the Company's sales and marketing network, development of markets for new products and services offered by the Company, the economic health of principal customers of the Company, financial and operational risks associated with possible expansion of testing facilities used by the Company, government regulation, including, but not limited to, FDA regulations, competition and general economic conditions.

ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.

     The financial statements and financial statement schedule are included in this report on pages F-1 through F-16.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Following is a list that sets forth as of March 27, 1998 the names, ages and positions within the Company of all of the Executive Officers of the Company persons chosen to become executive officers of the Company, and the Directors of the Company. Each such director has been nominated for reelection at the Company's 1998 Annual Meeting, to be held on May 4, 1998.

NAME                                        AGE                     POSITION
----                                        ---                     --------
Raymond C. Kubacki, Jr....................  53     Chief Executive Officer, President,
                                                   Director
Werner A. Baumgartner, Ph.D...............  62     Chairman of the Board, Director
A. Clinton Allen..........................  54     Vice Chairman of the Board, Director
Bruce M. Stillwell........................  36     Vice President, Treasurer, Controller(1)
Peter C. Monson...........................  42     Vice President, Treasurer, Controller(1)
Donald J. Kippenberger, Ph.D..............  51     Vice President -- Laboratory Operations
Thomas Cairns, Ph.D., D.Sc................  57     Vice President -- Laboratory Operations
William Thistle, Esq......................  48     Vice President, General Counsel
Michael J. Lamb...........................  48     Vice President, Sales
Donald F. Flynn...........................  58     Director
John J. Melk..............................  61     Director
Fred J. Weinert...........................  50     Director

---------------
(1) Mr. Monson was elected Vice President, Treasurer and Controller effective March 30, 1998. Mr. Stillwell resigned from such position as of that date.

     All Directors hold office until the next annual meeting of stockholders or until their successors are elected. Officers serve at the discretion of the Board of Directors.

     Mr. Kubacki joined the Company in July 1991 as Director and as President and Chief Executive Officer. During the five years prior to joining the Company, he served as Vice President -- National Accounts and Director of Sales and Marketing for Reliance COMM/TEC Corporation, a subsidiary of Reliance Electric Co.

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

     Mr. Allen is Chairman and Chief Executive Officer of A.C. Allen & Company, Inc., an investment banking consulting firm located in Cambridge, Massachusetts. Mr. Allen currently serves as a director of Swiss Army Brands, Inc. and is a member of its Executive Committee. He also serves as a director and Vice Chairman of The DeWolfe Companies, Inc. Mr. Allen has been a director of the Company since 1989.

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

     Dr. Cairns joined the Company in July 1995 as Vice President of Technology Research & Development. An authority in the field of mass spectrometry, Dr. Cairns served as a Senior Research Scientist with the Food and Drug Administration during his 21-year tenure with that agency. He also served on the FDA Senior Science Counsel from 1991 to 1995 and served as Chairman of the FDA Science Forum from 1992 to 1995. In addition, Dr. Cairns holds an academic appointment with the University of Southern California as Adjunct Professor of Pharmaceutical Science, School of Pharmacy, and was recently appointed Science Advisor to the FDA. Effective March 31, 1998, for family reasons, Dr. Cairns relinquished his position as Vice President -- Technology Research & Development and began serving as Senior Scientist of the Company as of that date.

     Mr. Thistle joined the Company in September 1995 as Vice President and General Counsel. Prior to joining the Company, he served as Associate General Counsel for MGM Grand in Las Vegas from 1993 to 1995. From 1989 to 1993, Mr. Thistle was Associate General Counsel for Harrah's Casino Resorts.

     Mr. Stillwell joined the Company in September 1995 as Vice President, Controller. In January 1996, he was elected Treasurer. Prior to joining the Company, he served in various positions including Controller for Organogenesis Inc. from 1988 to 1995. From 1983 to 1988, Mr. Stillwell as an auditor for Arthur Andersen LLP. Effective March 30, 1998 Mr. Stillwell resigned from his positions as Vice President, Treasurer & Controller.

     Mr. Monson joined the Company effective March 30, 1998 as Vice President, Treasurer and Controller. From November 1996 until joining the Company, Mr. Monson was a financial consultant to several different companies, most recently with GTE Internetworking. From 1994 to 1996, Mr. Monson was Chief Financial Officer of Bet Systems, Inc. From 1991 to 1994, Mr. Monson was the Corporate Controller and Treasurer of Gamma International, Ltd., a publicly traded gaming company.

     Mr. Lamb joined the Company in June 1997 as Vice President, Sales. Prior to joining the Company, he served as Director, Sales and Marketing for Polaroid Corporation located in Cambridge, Massachusetts, from 1990 to 1996. From 1986 to 1990, Mr. Lamb was Director, National Accounts for Polaroid Corporation, U.S.A.

     Mr. Flynn has been the sole stockholder and Chairman of the Board of Flynn Enterprises, Inc., a financial advisory and venture capital firm, since February 1988. Since February 1997, he has also been the Vice Chairman of Blue Chip Casino, Inc., an owner and operator of a riverboat gaming vessel in Michigan City, Indiana. Mr. Flynn also was Chairman of the Board of Discovery Zone, Inc. from July 1992 until February 1996 and Chief Executive Officer from July 1992 until May 1995, an operator of indoor entertainment and fitness facilities for children. On March 25, 1996, Discovery Zone, Inc. filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. Discovery Zone emerged from bankruptcy with a Plan of Reorganization which was approved by the Bankruptcy Court in July 1997. From 1972 to 1990, Mr. Flynn served in various positions with Waste Management, Inc. including Senior Vice President and Chief Financial Officer. Mr. Flynn currently serves as a Director of Waste Management, Inc. and its affiliated entities, Waste Management International plc and Wheelabrator Technologies, Inc. Mr. Flynn also serves as a Director of Extended Stay America, Inc., an owner and operator of extended-stay lodging facilities. Mr. Flynn has been a director of the Company since 1989.

     Mr. Melk currently serves as Chairman of H(2)0 Plus, L.P., which develops and manufactures health and beauty products and distributes them through a company-owned chain of specialty retail stores. He also serves as Chairman of MW Partners, an investor in commercial and residential real estate developments. From 1987 to 1989, Mr. Melk was Vice Chairman of the Board of Blockbuster Entertainment Corporation. From 1971 to 1975, Mr. Melk was Vice President of Corporate Development for Waste Management, Inc. and from 1975 to 1984 held the position of President of W.M.I. International, Ltd. based in London, England. He is a director of Republic Industries, Inc., and Extended Stay America, Inc. Mr. Melk has been a director of the Company since 1991.

     Mr. Weinert serves as President of San Telmo, Inc. (investment group), Barrington Services Group (commercial real estate developer), Here's Hollywood, Inc. (a Blockbuster Video franchisee) and Vice President of H(2)0 Plus, S.R.L. (a distributor of cosmetics, bath products and fragrances in Argentina, Brazil, Chile and Uruguay). From 1989 to 1995 he was President of H(2)0 Plus L.P., MW Partners, and Century Entertainment Ltd. Previous to that he was President of Waste Management International, Inc. from 1983 to 1989. For over 12 years he has served on the Business Advisory Council for the University of Dayton. Mr. Weinert has been a director of the Company since 1991.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely on its reviews of copies of reports filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or written representations from persons required to file such reports ("Reporting Persons"), the Company believes that, except as follows, all such filings required to be made by such Reporting Persons were timely made in accordance with the requirements of the Exchange Act. On July 31, 1997, Dr. Kippenberger filed a Form 4 relating to the exercise of a stock option and sale of the underlying shares in June 1997. In September 1997, Mr. Weinert filed a Form 4 relating to the exercise of a stock option in May 1997.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item will be set forth in the Proxy Statement of the Company relating to the 1998 Annual Meeting of Stockholders to be held on May 4, 1998 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item will be set forth in the Proxy Statement of the Company relating to the 1998 Annual Meeting of Stockholders to be held on May 4, 1998 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item will be set forth in the Proxy Statement of the Company relating to the 1998 Annual Meeting of Stockholders to be held on May 4, 1998 and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                         PAGE
                                                                         ----
(a) (1)  Financial Statements:
         Report of Independent Public Accountants....................     F-1
         Balance Sheets as of December 31, 1997 and 1996.............     F-2
         Statements of Income for the Years Ended December 31, 1997,
         1996 and 1995...............................................     F-3
         Statements of Shareholders' Equity for the Years Ended
         December 31, 1997, 1996 and 1995............................     F-4
         Statements of Cash Flows for the Years Ended December 31,
         1997, 1996 and 1995.........................................     F-5
         Notes to Financial Statements...............................     F-6
    (2)  Financial Statement Schedule................................    F-16
    (3)  Exhibits -- (See the Index to Exhibits included elsewhere in this report)

(b)      Reports on Form 8-K
         None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PSYCHEMEDICS CORPORATION

                                          By  /s/ RAYMOND C. KUBACKI, JR.
                                            ------------------------------------
                                                  Raymond C. Kubacki, Jr.
                                               President and Chief Executive
                                                           Officer

Date: March 27, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                /s/ RAYMOND C. KUBACKI, JR.                              March 27, 1998
  ------------------------------------------------------
                  Raymond C. Kubacki, Jr.
President and Chief Executive Officer, Director (Principal
                    Executive Officer)

                  /s/ BRUCE M. STILLWELL                                 March 27, 1998
  ------------------------------------------------------
                    Bruce M. Stillwell
    Vice President, Treasurer, & Controller (Principal
             Financial and Accounting Officer)

             /s/ WERNER A. BAUMGARTNER, PH.D.                            March 27, 1998
  ------------------------------------------------------
               Werner A. Baumgartner, Ph.D.
                         Director

                   /s/ A. CLINTON ALLEN                                  March 27, 1998
  ------------------------------------------------------
                     A. Clinton Allen
                         Director

                    /s/ DONALD F. FLYNN                                  March 27, 1998
  ------------------------------------------------------
                      Donald F. Flynn
                         Director

                     /s/ JOHN J. MELK                                    March 27, 1998
  ------------------------------------------------------
                       John J. Melk
                         Director

                    /s/ FRED J. WEINERT                                  March 27, 1998
  ------------------------------------------------------
                      Fred J. Weinert
                         Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Psychemedics Corporation:

     We have audited the accompanying balance sheets of Psychemedics Corporation (a Delaware corporation) as of December 31, 1997 and 1996, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Psychemedics Corporation as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 24, 1998

                            PSYCHEMEDICS CORPORATION

                                 BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1997           1996
                                                              -----------    -----------
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   585,142    $ 1,462,678
  Short-term investments....................................    9,446,418      8,370,727
  Accounts receivable, net of allowance for doubtful
     accounts of $264,429 and $163,991 in 1997 and 1996,
     respectively...........................................    3,784,488      2,657,416
  Laboratory supplies.......................................      500,325        230,777
  Deferred tax asset........................................      380,000             --
  Prepaid expenses and other current assets.................      515,874        129,828
                                                              -----------    -----------
     Total current assets...................................   15,212,247     12,851,426
                                                              -----------    -----------
PROPERTY AND EQUIPMENT, AT COST
  Computer software.........................................      871,937        602,521
  Office furniture and equipment............................    1,096,724        782,511
  Laboratory equipment......................................    3,720,750      2,954,205
  Leasehold improvements....................................      552,105        504,175
                                                              -----------    -----------
                                                                6,241,516      4,843,412
  Less: Accumulated depreciation and amortization...........    3,021,842      2,399,919
                                                              -----------    -----------
                                                                3,219,674      2,443,493
                                                              -----------    -----------
OTHER ASSETS................................................      423,318        449,601
                                                              -----------    -----------
                                                              $18,855,239    $15,744,520
                                                              ===========    ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $   196,259    $   395,434
  Accrued dividend payable..................................           --        437,217
  Accrued expenses..........................................      220,820        283,719
  Accrued income taxes......................................      217,243        283,808
  Deferred revenue..........................................    1,488,010         48,525
                                                              -----------    -----------
     Total current liabilities..............................    2,122,332      1,448,703
                                                              -----------    -----------
COMMITMENTS (Note 6)
SHAREHOLDERS' EQUITY:
  Preferred stock, $.005 par value; authorized 1,000,000
     shares; none outstanding...............................           --             --
  Common stock, $.005 par value; authorized 50,000,000
     shares; issued and outstanding 22,382,720 and
     21,758,087 shares in 1997 and 1996, respectively.......      111,913        108,790
  Paid-in capital...........................................   23,581,549     20,722,137
  Accumulated deficit.......................................   (5,537,505)    (6,281,047)
  Less -- Treasury stock, at cost; 183,683 shares in 1997
     and 66,381 shares in 1996..............................   (1,005,439)      (254,063)
  Less -- Receivable from officer...........................     (417,611)            --
                                                              -----------    -----------
     Total shareholders' equity.............................   16,732,907     14,295,817
                                                              -----------    -----------
                                                              $18,855,239    $15,744,520
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                            PSYCHEMEDICS CORPORATION

                              STATEMENTS OF INCOME

                                                          YEARS ENDED DECEMBER 31,
                                                  -----------------------------------------
                                                     1997           1996           1995
                                                  -----------    -----------    -----------
REVENUE.........................................  $15,398,952    $12,214,198    $10,110,934
COST OF REVENUE.................................    6,057,606      4,981,221      4,689,227
                                                  -----------    -----------    -----------
  Gross profit..................................    9,341,346      7,232,977      5,421,707
                                                  -----------    -----------    -----------
EXPENSES:
  General and administrative....................    2,273,780      2,362,074      1,946,648
  Marketing and selling.........................    3,573,920      2,048,477      1,737,543
  Research and development......................      437,626        413,693        436,385
                                                  -----------    -----------    -----------
                                                    6,285,326      4,824,244      4,120,576
                                                  -----------    -----------    -----------
  Income from operations........................    3,056,020      2,408,733      1,301,131
INTEREST INCOME, net............................      517,133        360,248        344,755
                                                  -----------    -----------    -----------
INCOME BEFORE PROVISION FOR INCOME TAXES........    3,573,153      2,768,981      1,645,886
PROVISION FOR INCOME TAXES......................    1,072,000        277,000         87,200
                                                  -----------    -----------    -----------
NET INCOME......................................  $ 2,501,153    $ 2,491,981    $ 1,558,686
                                                  ===========    ===========    ===========
BASIC NET INCOME PER SHARE......................  $      0.11    $      0.12    $      0.07
                                                  ===========    ===========    ===========
DILUTED NET INCOME PER SHARE....................  $      0.11    $      0.11    $      0.07
                                                  ===========    ===========    ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING......   21,963,116     21,145,699     21,304,967
                                                  ===========    ===========    ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
  ASSUMING DILUTION.............................   22,540,841     22,164,226     23,404,058
                                                  ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                            PSYCHEMEDICS CORPORATION

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                         COMMON STOCK                                        TREASURY STOCK
                                     ---------------------                               ----------------------
                                                  $0.005       PAID-IN     ACCUMULATED                             RECEIVABLE
                                       SHARES    PAR VALUE     CAPITAL       DEFICIT      SHARES       COST       FROM OFFICER
                                     ----------  ---------   -----------   -----------   --------   -----------   ------------
BALANCE, December 31, 1994.........  19,510,879  $ 97,554    $14,709,632   $(5,226,977)        --   $        --    $      --
  Exercise of warrants, net of
    related costs..................     498,951     2,495        504,583            --         --            --           --
  Exercise of stock options........     278,450     1,392        513,818            --         --            --           --
  Acquisition of treasury stock....          --        --             --            --    699,387    (2,676,793)          --
  Net income.......................          --        --             --     1,558,686         --            --           --
                                     ----------  --------    -----------   -----------   --------   -----------    ---------
BALANCE, December 31, 1995.........  20,288,280   101,441     15,728,033    (3,668,291)   699,387    (2,676,793)          --
  Exercise of warrants, net of
    related costs..................     987,787     4,939      1,970,635            --         --            --           --
  Exercise of stock options........     482,020     2,410        778,683            --         --            --           --
  Distribution of 3% stock
    dividend.......................          --        --      2,244,786    (4,667,516)  (633,006)    2,422,730           --
  Cash dividend declared...........          --        --             --      (437,221)        --            --           --
  Net income.......................          --        --             --     2,491,981         --            --           --
                                     ----------  --------    -----------   -----------   --------   -----------    ---------
BALANCE, December 31, 1996.........  21,758,087   108,790     20,722,137    (6,281,047)    66,381      (254,063)          --
  Exercise of stock options,
    including tax benefits.........     624,633     3,123      2,859,412            --         --            --     (417,611)
  Cash dividends declared..........          --        --             --    (1,757,611)        --            --           --
  Acquisition of treasury stock....          --        --             --            --    117,302      (751,376)          --
  Net income.......................          --        --             --     2,501,153         --            --           --
                                     ----------  --------    -----------   -----------   --------   -----------    ---------
BALANCE, December 31, 1997.........  22,382,720  $111,913    $23,581,549   $(5,537,505)   183,683   $(1,005,439)   $(417,611)
                                     ==========  ========    ===========   ===========   ========   ===========    =========


                                        TOTAL
                                     -----------
BALANCE, December 31, 1994.........  $ 9,580,209
  Exercise of warrants, net of
    related costs..................      507,078
  Exercise of stock options........      515,210
  Acquisition of treasury stock....   (2,676,793)
  Net income.......................    1,558,686
                                     -----------
BALANCE, December 31, 1995.........    9,484,390
  Exercise of warrants, net of
    related costs..................    1,975,574
  Exercise of stock options........      781,093
  Distribution of 3% stock
    dividend.......................           --
  Cash dividend declared...........     (437,221)
  Net income.......................    2,491,981
                                     -----------
BALANCE, December 31, 1996.........   14,295,817
  Exercise of stock options,
    including tax benefits.........    2,444,924
  Cash dividends declared..........   (1,757,611)
  Acquisition of treasury stock....     (751,376)
  Net income.......................    2,501,153
                                     -----------
BALANCE, December 31, 1997.........  $16,732,907
                                     ===========

   The accompanying notes are an integral part of these financial statements.

                            PSYCHEMEDICS CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                       -----------------------------------------
                                                          1997           1996           1995
                                                       -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.........................................  $ 2,501,153    $ 2,491,981    $ 1,558,686
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization...................      696,514        535,522        599,714
     Deferred income taxes...........................     (380,000)            --             --
     Changes in current assets and liabilities:
       Accounts receivable...........................   (1,127,072)      (934,646)      (305,069)
       Laboratory supplies...........................     (269,548)        22,439        (64,513)
       Prepaid expenses and other current assets.....     (386,046)       (57,581)         7,440
       Accounts payable..............................     (199,175)       (70,978)       162,850
       Accrued expenses..............................     (111,424)        89,054         22,971
       Accrued income taxes..........................      (18,040)       228,241         (8,717)
       Deferred revenue..............................    1,439,485         48,525             --
                                                       -----------    -----------    -----------
          Net cash provided by operating
            activities...............................    2,145,847      2,352,557      1,973,362
                                                       -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (purchases) sales of short-term investments....   (1,075,691)    (3,091,131)       840,857
  Purchases of property and equipment................   (1,412,695)      (736,432)    (1,269,118)
  (Increase) decrease in other assets................      (33,717)         3,689        (88,071)
                                                       -----------    -----------    -----------
          Net cash used in investing activities......   (2,522,103)    (3,823,874)      (516,332)
                                                       -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on obligations under capital leases.......           --        (16,459)      (153,514)
  Proceeds from the exercise of stock options,
     including tax benefits..........................    2,444,924      2,756,667      1,022,288
  Dividends paid.....................................   (2,194,828)            --             --
  Acquisition of treasury stock......................     (751,376)            --     (2,676,793)
                                                       -----------    -----------    -----------
          Net cash (used in) provided by financing
            activities...............................     (501,280)     2,740,208     (1,808,019)
                                                       -----------    -----------    -----------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS........................................     (877,536)     1,268,891       (350,989)
CASH AND CASH EQUIVALENTS, beginning of year.........    1,462,678        193,787        544,776
                                                       -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, end of year...............  $   585,142    $ 1,462,678    $   193,787
                                                       ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest.............................  $        --    $       578    $     9,178
  Cash paid for income taxes.........................  $   156,000    $   119,000    $    67,490
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
  ACTIVITY:
  Issuance of common stock for receivable from
     officer.........................................  $   417,611    $        --    $        --

   The accompanying notes are an integral part of these financial statements.

                            PSYCHEMEDICS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

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

  Cash Equivalents in Short-Term Investments

     The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents consist of money market accounts. Short-term investments have maturities of between three months and one year and consist principally of securities issued by the U.S. Government at December 31, 1997 and 1996.

     The Company accounts for investment securities under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported as amortized cost, which approximates fair market value. All short-term investments were classified as held-to-maturity at December 31, 1997 and 1996.

  Property and Equipment

     Property and equipment is stated at cost. Depreciation and amortization are provided over the estimated useful lives of the assets, using the straight-line method. The estimated useful lives of the assets are as follows:

Computer software                       5 years
Office furniture and equipment          5 to 7 years
Laboratory equipment                    5 to 7 years
Leasehold improvements                  Lesser of 5 years or life of lease

  Other Assets

     Other assets consist primarily of capitalized legal costs relating to patent applications on the Company's drug extraction method. The Company is amortizing the cost of these patents over 10 years from the date of grant. The Company recorded amortization of $60,000 in both 1997 and 1996. The Company evaluates the realizability of its patents based on estimated cash flows to be generated from such assets as compared to the original estimates used in measuring the assets. To the extent impairment is identified, the Company will recognize a write-down of the related assets. To date, no impairment has been identified.

  Dividends

     On July 3, 1996, the Company distributed a 3% stock dividend to shareholders of record on June 21, 1996. All share amounts have been retroactively restated to reflect the 3% stock dividend. In 1996, the Company declared a cash dividend of $0.02 per share for a total amount of $437,221, which was paid in 1997. In 1997, the Company declared cash dividends of $0.08 per share for a total amount of $1,757,611, all of which was paid in 1997.

                            PSYCHEMEDICS CORPORATION

  Revenue Recognition

     Revenues for all product offerings are recognized upon reporting drug test results to the customer. During 1997, the Company began offering its personal drug testing service, "PDT-90," through retail drug stores. At December 31, 1997 and 1996, the Company had approximately $1,448,000 and $49,000, respectively, of deferred revenue related to the PDT-90 service, principally due to receiving payments prior to the performance of the related test.

  Income Taxes

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. This statement requires that the Company recognize a current tax asset or liability for current taxes payable or refundable, and a deferred tax asset or liability is recorded for the estimated future tax effects of temporary differences between the financial statement and tax reporting of assets and liabilities. Deferred tax expense (benefit) results from the net change in deferred tax assets and liabilities during the year. A deferred tax valuation allowance is required if it is more likely than not that all or a portion of recorded deferred tax assets will not be realized.

  Research and Development Expenses

     The Company charges all research and development expenses to operations as incurred.

  Concentration of Credit Risk

     SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash equivalents, short-term investments and accounts receivable. The Company places its investments in highly rated institutions.

     Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

  Significant Customers

     The Company had one customer account for 10%, 15% and 18% of total revenues in 1997, 1996 and 1995, respectively. As of December 31, 1997 and 1996, one customer accounted for 16% and 17% of total accounts receivable, respectively.

  Reclassifications

     Certain amounts in the prior year's financial statements have been reclassified to conform to current year's presentation.

  Basic and Diluted Net Income Per Share

     In March 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings Per Share. This statement established standards for computing and presenting earnings

                            PSYCHEMEDICS CORPORATION
per share. Net income per share for each period presented has been retroactively restated to conform with SFAS No. 128.

     Basic net income per share was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share was computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares outstanding during the period have been determined in accordance with the treasury-stock method. Common equivalent shares consist of common stock issuable upon the exercise of outstanding options.

     Basic and diluted weighted average common shares outstanding are as follows:

                                                1997          1996          1995
                                             ----------    ----------    ----------
Weighted average common shares
  outstanding..............................  21,963,116    21,145,699    21,304,967
Effect of dilutive common stock options....     577,725     1,018,527     2,099,091
                                             ----------    ----------    ----------
Weighted average common shares outstanding,
  assuming dilution........................  22,540,841    22,164,226    23,404,058
                                             ==========    ==========    ==========

     As of December 31, 1997, 1996 and 1995, options to purchase 113,000, 50,000 and 160,000 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

  Financial Instruments

     SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure about the fair value of financial instruments. Financial instruments consist principally of cash equivalents, short-term investments, accounts receivable and accounts payable. The estimated fair value of these financial instruments approximates their carrying value and, except for accounts receivable, is based primarily on market quotes. The Company's cash equivalents and short-term investments are generally money market accounts and obligations of the federal government.

  New Accounting Standards

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

     In July 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Unless impracticable, companies would be required to restate prior information upon adoption.

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

                            PSYCHEMEDICS CORPORATION

2.  RECEIVABLE FROM OFFICER

     The amount receivable from officer represents advances for the purchase of common stock. The notes bear interest at 5.9% and are full recourse. The notes, together with accrued interest, are payable $211,000 on November 12, 1998 and $206,000 on January 6, 1999.

3.  ROYALTY AGREEMENTS

     The Company has a royalty-free license from the founder for the proprietary rights to the patented hair analysis technology used by the Company in its drug testing services. The Company has two agreements to sublicense its technology, which have not generated significant royalties to date.

4.  INCOME TAXES

     The income tax provision for the years ended December 31, 1997, 1996 and 1995 consists of the following:

                                                 1997          1996         1995
                                              ----------    ----------    ---------
Current --
  Federal...................................  $1,197,400    $  941,400    $ 559,600
  State.....................................     254,600       174,400      103,700
                                              ----------    ----------    ---------
                                               1,452,000     1,115,800      663,300
                                              ----------    ----------    ---------
Deferred --
  Federal...................................    (290,300)     (802,500)    (526,700)
  State.....................................     (89,700)      (36,300)     (49,400)
                                              ----------    ----------    ---------
                                                (380,000)     (838,800)    (576,100)
                                              ----------    ----------    ---------
                                              $1,072,000    $  277,000    $  87,200
                                              ==========    ==========    =========

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                             1997     1996     1995
                                                             -----    -----    -----
Federal statutory rate.....................................   34.0%    34.0%    34.0%
Increase (decrease) resulting from --
  State tax provision, net of federal benefit..............    6.3      6.3      6.3
Utilization of net operating loss carryforwards previously
  not benefitted...........................................  (10.6)   (30.8)   (35.8)
Non-deductible expenses....................................    3.6      0.5      0.8
Other, net.................................................   (3.3)      --       --
                                                             -----    -----    -----
Effective tax rate.........................................   30.0%    10.0%     5.3%
                                                             =====    =====    =====

                            PSYCHEMEDICS CORPORATION

     The components of the net deferred tax asset included in the accompanying balance sheets are approximately as follows:

                                                             1997          1996
                                                           ---------    -----------
Deferred revenue.........................................  $ 488,000    $        --
Non-deductible reserves and accruals.....................    154,000         18,000
Net operating loss carryforwards.........................    284,000      1,272,000
Property basis differences...............................   (262,000)      (177,000)
                                                           ---------    -----------
     Subtotal............................................    664,000    $ 1,113,000
Valuation allowance......................................   (284,000)    (1,113,000)
                                                           ---------    -----------
     Net asset...........................................  $ 380,000             --
                                                           =========    ===========

     A valuation allowance was provided in 1997 on the net operating loss carryforwards (NOL's) which were generated from the exercise of stock options. These NOL's will result in an increase to paid-in capital when realized. The reduction in the valuation allowance from 1996 is due in part to the realization of the benefits of the NOL's from stock options. Additionally the Company reduced the valuation allowance for $829,000 of NOL's generated from operations as the NOL's were realized.

     As of December 31, 1997, the Company had total NOL's of approximately $700,000 available to offset future federal taxable income. The NOL's, which expire through 2007, are subject to review and possible adjustment by the Internal Revenue Service. In addition, existing tax regulations contain provisions that may limit the net operating loss carryforwards that the Company may utilize in any given year in the event of certain significant changes in ownership.

5.  STOCK OPTIONS AND WARRANTS

  Employee Stock Option Plan

     Under the Company's 1989 Employee Stock Option Plan, as amended (the Plan), 3,399,000 shares of the Company's common stock have been reserved for issuance to key employees and officers of the Company. The Plan is administered by a committee of outside directors. Under the terms of the Plan, the Company may grant employees either incentive stock options or non qualified stock options to purchase shares of the Company's common stock at exercise prices not less than the fair market value at the date of grant, as defined in the Plan. Options are exercisable on terms to be established by the committee at its discretion. Options are generally exercisable over the four-year period following the date of grant and expire no later than ten years from the date of grant.

  Nonqualified Stock Options to Outside Directors

     Under the Company's 1989 Non-Qualified Stock Option Plan, as amended, 309,000 shares of the Company's common stock have been reserved for issuance to outside (non-employee) directors. Options to purchase 25,750 shares of common stock of the Company are automatically granted under this plan to each outside director of the Company upon appointment to the Board of Directors ("initial options"). Initial options are exercisable over the two-year period following the date of grant and expire ten years from the date of grant. In addition, as of March 15 of each year, options to acquire 20,600 shares are automatically granted to each person then serving as an outside director ("annual options").

     Annual options become exercisable in full one year following the date of grant and expire no later than ten years from date of grant. Initial options and annual options have exercise prices equal to the fair market value on the date of grant.

                            PSYCHEMEDICS CORPORATION

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

  Warrants

     In connection with private placements of capital stock in 1990 and 1991, the Company issued warrants that entitled the holders to purchase an aggregate of 1,633,530 shares of the Company's common stock at exercise prices that ranged from $0.94 to $1.94 per share. All of the warrants were exercised or had expired by December 31, 1996.

     A summary of all stock option and warrant transactions for the years ended December 31, 1997, 1996 and 1995 is as follows (in thousands, except per share amounts):

                                                                             WEIGHTED
                                                             NUMBER OF       AVERAGE
                                                              SHARES      EXERCISE PRICE
                                                             ---------    --------------
Outstanding, December 31, 1994.............................    3,531          $2.02
  Granted..................................................      535           3.93
  Exercised................................................     (800)          1.32
  Terminated...............................................       (7)          2.41
                                                              ------          -----
Outstanding, December 31, 1995.............................    3,259           2.50
  Granted..................................................      265           5.70
  Exercised................................................   (1,509)          1.88
  Terminated...............................................     (108)          2.06
                                                              ------          -----
Outstanding, December 31, 1996.............................    1,907           2.98
  Granted..................................................      173           6.89
  Exercised................................................     (625)          2.48
  Terminated...............................................      (31)          4.16
                                                              ------          -----
Outstanding, December 31, 1997.............................    1,424          $4.02
                                                              ======          =====
Exercisable, December 31, 1995.............................    2,520          $2.11
                                                              ======          =====
Exercisable, December 31, 1996.............................    1,188          $2.45
                                                              ======          =====
Exercisable, December 31, 1997.............................      758          $3.04
                                                              ======          =====

     The following table summarizes information about stock options outstanding at December 31, 1997 (in thousands, except per share amounts):

                                OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                         ----------------------------------      -------------------
                                     WEIGHTED
                                      AVERAGE      WEIGHTED                 WEIGHTED
      EXERCISE           NUMBER      REMAINING     AVERAGE       NUMBER     AVERAGE
        PRICE              OF       CONTRACTUAL    EXERCISE        OF       EXERCISE
        RANGE            OPTIONS       LIFE         PRICE        OPTIONS     PRICE
      --------           -------    -----------    --------      -------    --------
$1.81 - $2.31            410,083       1.05         $2.03        389,113     $2.04
 2.82 -  3.69            452,479       7.18          3.08        246,867      3.11
 5.03 -  7.38            511,246       8.48          6.10        121,750      6.07
 7.63                     50,000       9.42          7.63             --        --

                            PSYCHEMEDICS CORPORATION

  Accounting for Stock-Based Compensation

     SFAS No. 123, Accounting for Stock-Based Compensation, establishes a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires the disclosure of the pro forma effects on earnings and earnings per share as if the fair value method as calculated under SFAS No. 123 had been used to recorded stock options, as well as certain other information.

     The assumptions used and the weighted average information for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                   1997           1996             1995
                                                ----------    -------------    -------------
Risk-free interest rates......................    6.32%       5.36% - 6.07%    5.51% - 6.86%
Expected dividend yield.......................      1%             1%               1%
Expected lives................................   5 years         5 years          5 years
Expected volatility...........................    69.70%         84.01%           32.91%
Weighted average grant-date fair value of
  options granted during the period...........    $4.44           $2.14            $1.46
Weighted-average remaining contractual life of
  options outstanding.........................  7.63 years     7.23 years       7.04 years

     Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, net income could have been approximately as follows:

                                                        1997          1996          1995
                                                     ----------    ----------    ----------
As reported --
  Net income.......................................  $2,501,153    $2,491,981    $1,558,686
  Basic net income per share.......................  $     0.11    $     0.12    $     0.07
  Diluted net income per share.....................  $     0.11    $     0.11    $     0.07
Pro forma --
  Net income.......................................  $1,892,035    $2,281,761    $1,459,216
  Basic net income per share.......................  $     0.09    $     0.11    $     0.07
  Diluted net income per share.....................  $     0.08    $     0.10    $     0.06

     Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

6.  COMMITMENTS

  Lease Agreements

     The Company leases certain of its facilities and equipment under operating lease arrangements expiring on various dates through December 2005. Total minimum lease payments, including scheduled increases, are charged to operations on a straight-line basis over the life of the lease. Rent expense for the years ended December 31, 1997, 1996 and 1995 was approximately $475,000, $450,000 and $445,000, respectively.

                            PSYCHEMEDICS CORPORATION

     At December 31, 1997, minimum commitments remaining under lease agreements were as follows:

                                                    AMOUNT
                                                  ----------
Years ending December 31:
  1998..........................................  $  346,000
  1999..........................................  $  239,000
  2000..........................................  $  216,000
  2001..........................................  $  216,000
  2002..........................................  $  243,000
  Thereafter....................................  $  729,000
                                                  ----------
                                                  $1,989,000
                                                  ==========

7.  EMPLOYEE BENEFIT PLAN

     On November 1, 1997, the Company adopted the Psychemedics Corporation 401(k) Savings and Retirement Plan (the 401(k) Plan). The 401(k) Plan is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code. All employees over the age of 21 who have completed one year of service are eligible to make pre-tax contributions up to a specified percentage of their compensation. Under the 401(k) Plan, the Company may, but is not obligated to, match a portion of the employees' contribution up to a defined maximum. No matching contribution was made in 1997.

8.  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Accrued payroll and employee benefits.......................  $187,085    $147,615
Accrued other...............................................    33,735     136,104
                                                              --------    --------
                                                              $220,820    $283,719
                                                              ========    ========

                            PSYCHEMEDICS CORPORATION

9.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following are selected quarterly financial data for the years ended December 31, 1997 and 1996:

                                                          QUARTER ENDED
                                   -----------------------------------------------------------
                                    MARCH 31,      JUNE 30,      SEPTEMBER 30,    DECEMBER 31,
                                      1997           1997            1997             1997
                                   -----------    -----------    -------------    ------------
Revenues.........................  $ 3,253,743    $ 4,402,203     $ 3,673,859     $ 4,069,147
Gross profit.....................    1,931,871      2,795,588       2,076,892       2,536,997
Income from operations...........      632,867        998,362         439,192         985,599
Net income.......................      637,107        745,520         374,436         744,090
Basic net income per share.......         0.03           0.03            0.02            0.03
Diluted net income per share.....  $      0.03    $      0.03     $      0.02     $      0.03
Weighted average common shares
  outstanding....................   21,832,664     21,832,664      21,935,913      22,143,821
Weighted average common shares
  outstanding, assuming
  dilution.......................   22,755,427     22,797,637      22,826,007      22,447,186

                                                          QUARTER ENDED
                                   -----------------------------------------------------------
                                    MARCH 31,      JUNE 30,      SEPTEMBER 30,    DECEMBER 31,
                                      1996           1996            1996             1996
                                   -----------    -----------    -------------    ------------
Revenues.........................  $ 2,674,665    $ 3,141,313     $ 3,146,808     $ 3,251,412
Gross profit.....................    1,490,657      1,918,478       1,866,879       1,956,963
Income from operations...........      388,387        720,117         737,864         562,365
Net income.......................      449,284        716,465         731,999         594,233
Basic net income per share.......         0.02           0.03            0.03            0.03
Diluted net income per share.....  $      0.02    $      0.03     $      0.03     $      0.03
Weighted average common shares
  outstanding....................   21,054,734     21,370,391      21,615,468      21,612,106
Weighted average common shares
  outstanding, assuming
  dilution.......................   22,234,593     22,514,614      22,720,866      22,533,713

10.  SUBSEQUENT EVENT

     On February 2, 1998, the Company declared a cash dividend of $0.02 per share payable on March 10, 1998 to shareholders of record at the close of business on February 20, 1998.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Psychemedics Corporation

     We have audited in accordance with generally accepted auditing standards, the financial statements of Psychemedics Corporation included in this Form 10-K, and have issued our report thereon dated February 24, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 24, 1998

                                                                     SCHEDULE II

                            PSYCHEMEDICS CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                     ADDITIONS
                                                ----------------------------------------------------
                                                 BALANCE,      CHARGED                      BALANCE,
                                                BEGINNING     TO COST OR     DEDUCTIONS      END OF
       ALLOWANCE FOR DOUBTFUL ACCOUNTS          OF PERIOD      EXPENSE      (WRITE-OFFS)     PERIOD
       -------------------------------          ----------    ----------    ------------    --------
Year Ended
December 31, 1995.............................    10,000        21,175             --        31,175
December 31, 1996.............................    31,175       180,000        (47,184)      163,991
December 31, 1997.............................   163,991       162,000        (61,562)      264,429

                            PSYCHEMEDICS CORPORATION

                                      10-K

                               INDEX TO EXHIBITS

EXHIBIT                                                                     PAGE OR
NUMBER                           DESCRIPTION                               REFERENCE
-------                          -----------                               ---------
 3       Articles of Incorporation and By-Laws
 3.1     Certificate of Incorporation filed September 24,
         1986 -- (Incorporated by reference from the Registrant's
         Registration Statement on Form S-18, File No. 33-10186 LA).
 3.2     Amendment to Certificate of Incorporation filed October 29,
         1986 -- (Incorporated by reference from the Registrant's
         Registration Statement on Form S-18, File No. 33-10186 LA).
 3.3     Amendment to Certificate of Incorporation filed July 12,
         1989 -- (Incorporated by reference from the Registrant's
         Annual Report on Form 10-K for the fiscal year ended June
         30, 1989.)
 3.4     Amendment to Certificate of Incorporation filed August 7,
         1990 -- (Incorporated by reference from the Registrant's
         Quarterly Report on Form 10-Q for the Quarter ended
         September 30, 1990 as amended by a First Amendment on Form 8 filed December 15, 1990.)
 3.5     Amendment to Certificate of Incorporation filed May 9,
         1991 -- (Incorporated by reference from the Registrant's
         Quarterly Report on Form 10-Q for the quarter ended June 30,
         1991.)
 3.6     By-Laws of the Company -- (Incorporated by reference from
         the Registrant's Registration Statement on Form S-18, File
         No. 33-10186 LA).
 4       Instruments Defining the Rights of Security Holders
 4.1     Specimen Stock Certificate -- (Incorporated by reference
         from the Registrant's Registration Statement on Form S-18,
         File No. 33-10186 LA).
10       Material Contracts
10.1     License Agreement with Werner Baumgartner, Ph.D. and Annette
         Baumgartner dated January 17, 1987 -- (Incorporated by
         reference from the Registrant's Registration Statement on
         Form S-18, File No. 33-10186 LA).
10.2*    Employment Agreement with Werner A. Baumgartner, Ph.D. dated
         May 15, 1994 (Incorporated by reference from the
         Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.)
10.3*    1989 Employee Stock Option Plan, as amended -- (Incorporated by reference from the Registrant's 1997 Annual Proxy
         Statement.)
10.4*    1989 Non-Qualified Stock Option Plan, as amended
         (Incorporated by reference from the Registrant's Annual
         Report on Form 10-K for the fiscal year ended December 31,
         1996.
10.5*    1991 Non-Qualified Stock Option Plan -- (Incorporated by
         reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.)

EXHIBIT                                                                     PAGE OR
NUMBER                           DESCRIPTION                               REFERENCE
-------                          -----------                               ---------
10.6*    Employment Agreement with Raymond C. Kubacki, Jr. effective
         July 16, 1991 (Incorporated by reference from the
         Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.)
10.7     Lease dated October 6, 1992 with Mitchell H. Hersch, et. al with respect to premises in Culver City,
         California -- (Incorporated by reference from the
         Registrant's Annual Report on Form 10-KSB for the fiscal
         year ended December 31, 1992.)
10.7.1   Security Agreement dated October 6, 1992 with Mitchell H.
         Hersch et. al -- (Incorporated by reference from the
         Registrant's Annual Report on Form 10-KSB for the fiscal
         year ended December 31, 1992.)
10.7.2   First Amendment to Lease dated with Mitchell H. Hersch, et.
         al.                                                             Filed herewith
10.7.3   Second Amendment to Lease dated with Mitchell H. Hersch, et.
         al.                                                             Filed herewith
10.7.4   Third Amendment to Lease dated December 31, 1997 with
         Mitchell H. Hersch, et. al.                                     Filed herewith
10.8*    Employment Agreement with Donald J. Kippenberger, Ph.D.
         dated January 1, 1994 -- (Incorporated by reference from the
         Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.)
10.9*    Employment Agreement with Thomas Cairns Ph.D., D.Sc. dated
         July 1, 1995 -- (Incorporated by reference from the
         Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.)
23       Consents of Experts and Counsel
23.1     Consent of Arthur Andersen LLP                                  Filed herewith
27       Financial Data Schedule                                         Filed herewith

---------------
* Represents a management contract or compensatory plan in which a director or named executive office of the Registrant participates.