Form 10-Q
period 1998-03-31
PSYCHEMEDICS CORP
filed 1998-05-14
CIK 806517

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended MARCH 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 1-13738

                            PSYCHEMEDICS CORPORATION
               (exact name of Issuer as specified in its charter)


          Delaware                                            58-1701987
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation of organization)                           Identification No.)


1280 Massachusetts Ave., Suite 200, Cambridge, MA               02138
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

                                 Yes [X] No [ ]

Number of shares outstanding of only class of Issuer's Common Stock as of May 12, 1998: Common Stock $.005 par value (22,415,325 shares).

                            PSYCHEMEDICS CORPORATION


Part I   FINANCIAL INFORMATION                                          PAGE NO.


         Item 1    Financial Statements

                   Condensed Balance Sheets as of March 31, 1998
                   and December 31, 1997                                      3

                   Condensed Statements of Income for the three
                   month periods ended March 31, 1998 and 1997                4

                   Condensed Statements of Cash Flows for the
                   three month periods ended March 31, 1998 and 1997          5

                   Notes to Condensed Financial Statements                    6

         Item 2    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      7-8


Part II  OTHER INFORMATION


         Item 6    Exhibits and Reports on Form 8K                            9


SIGNATURES                                                                   10


EXHIBIT INDEX                                                                11

                            PSYCHEMEDICS CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                               MARCH            DECEMBER
                                                             31, 1998          31, 1997
                                                            -----------       -----------
ASSETS
CURRENT ASSETS
       Cash and cash equivalents                            $ 1,749,679       $   585,142
       Short-term investments                                 9,665,654         9,446,418
       Accounts receivable                                    3,085,363         3,784,488
       Inventories                                              490,836           500,325
       Prepaid expenses and other current assets              1,098,461           895,874
                                                            -----------       -----------
             Total current assets                            16,089,993        15,212,247
                                                            -----------       -----------

PROPERTY AND EQUIPMENT
Equipment and leasehold improvements, at cost                 6,865,880         6,241,516
                                                            -----------       -----------
Less-Accumulated depreciation and amortization               (3,230,771)       (3,021,842)
                                                            -----------       -----------
                                                              3,635,109         3,219,674
                                                            -----------       -----------

OTHER ASSETS - NET                                              447,927           423,318
                                                            ===========       ===========
                                                            $20,173,029       $18,855,239
                                                            ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
       Accounts payable                                     $   647,491       $   196,259
       Accrued expenses                                         832,860           438,063
       Deferred revenue                                       1,699,820         1,488,010
                                                            -----------       -----------
             Total current liabilities                        3,180,171         2,122,332
                                                            -----------       -----------

SHAREHOLDERS' EQUITY
Preferred stock, $.005 par value; authorized 1,000,000
       shares; none outstanding
Common stock; $.005 par value; authorized 50,000,000
       shares; issued 22,404,015 and 22,382,720
       shares in 1998 and 1997, respectively                    112,020           111,913
Paid-in capital                                              23,650,534        23,581,549
Accumulated deficit                                          (5,338,832)       (5,537,505)
Less - Treasury stock, at cost; 183,683 shares in 1998
        and 1997                                             (1,005,439)       (1,005,439)
Less - Receivable from officer                                 (425,425)         (417,611)
                                                            -----------       -----------
Total shareholders' equity                                   16,992,858        16,732,907
                                                            -----------       -----------
                                                            $20,173,029       $18,855,239
                                                            ===========       ===========



See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                            PSYCHEMEDICS CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   THREE MONTHS
                                                  ENDED MARCH 31,
                                           ----------------------------
                                              1998             1997
                                           -----------      -----------

REVENUE                                    $ 4,121,903      $ 3,253,743
DIRECT COSTS                                 1,694,888        1,321,872
                                           -----------      -----------
       Gross profit                          2,427,015        1,931,871
                                           -----------      -----------

EXPENSES:
        General and administrative             607,966          532,653
        Marketing and selling                  768,022          657,443
        Research and development               106,993          108,908
                                           -----------      -----------
                                             1,482,981        1,299,004
                                           -----------      -----------

OPERATING INCOME                               944,034          632,867

OTHER INCOME                                   136,384          125,592
                                           -----------      -----------

NET INCOME BEFORE INCOME TAXES               1,080,418          758,459

PROVISION FOR INCOME TAXES                     439,140          121,352

                                           -----------      -----------
NET INCOME                                 $   641,278      $   637,107
                                           ===========      ===========

BASIC NET INCOME PER SHARE                 $      0.03      $      0.03
                                           ===========      ===========

DILUTED NET INCOME PER SHARE               $      0.03      $      0.03
                                           ===========      ===========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                          22,210,334       21,832,664
                                           ===========      ===========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING, ASSUMING DILUTION       22,693,908       22,755,427
                                           ===========      ===========










See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                            PSYCHEMEDICS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                         ENDED MARCH 31,
                                                                  ----------------------------
                                                                     1998              1997
                                                                  ----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $  641,278       $   637,107
    Adjustments to reconcile net income to net cash
         provided by operating activities:
    Depreciation and amortization                                    223,929           136,287
    Changes in assets and liabilities:
         Receivables                                                 691,311          (266,606)
         Inventories                                                   9,489          (139,336)
         Prepaid expenses and other current assets                  (202,587)         (209,951)
         Accounts payable                                            451,232           103,212
         Accrued expenses                                            394,797            40,590
         Deferred revenue                                            211,810
                                                                  ----------       -----------
         Net cash provided by operating activities                 2,421,259           301,303
                                                                  ----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    (Purchases) sales of short-term investments - net               (219,236)         (997,352)
    (Purchases) sales of property and equipment                     (624,364)         (240,849)
    (Increase) decrease in other assets - net                        (39,609)           12,478
                                                                  ----------       -----------
         Net cash used in investing activities                      (883,209)       (1,225,723)
                                                                  ----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from the issuance of common stock                    69,092           485,581
    Cash dividends paid                                             (442,605)         (436,468)
                                                                  ----------       -----------
         Net cash provided by (used in) financing activities        (373,513)           49,113
                                                                  ----------       -----------


NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                            1,164,537          (875,307)
                                                                  ----------       -----------
CASH AND CASH EQUIVALENTS, beginning of period                       585,142         1,462,678
                                                                  ----------       -----------
CASH AND CASH EQUIVALENTS, end of period                          $1,749,679       $   587,371
                                                                  ==========       ===========








See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                            PSYCHEMEDICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


                                 March 31, 1998


1.  Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (the "Company") as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The balance sheet presented as of December 31, 1997 has been derived from the financial statements that have been audited by the Company's independent public accountants. The results of operations for the three months ended March 31, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998, or any other period.


2.  Basic and Diluted Net Income Per Share

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

         Basic and diluted weighted average common shares outstanding are as follows:

                                                           March             March
                                                          31, 1998          31, 1997
                                                         ----------        ----------

         Weighted average common shares                  22,210,334        21,832,664
         Effect of dilutive common stock options            483,574           922,763
                                                         ----------        ----------
         Weighted average common shares
            outstanding, assuming dilution               22,693,908        22,755,427
                                                         ==========        ==========


3.    Revenue Recognition

Revenues for all product offerings are recognized upon reporting drug test results to the customer. During the second quarter of 1997, the Company began offering its personal drug testing service, "PDT-90" through retail drug stores. At March 31, 1998 and December 31, 1997, the Company had approximately $1,700,000 and $1,488,000, respectively, of deferred revenue related to the PDT-90 service, principally due to receiving payments prior to the performance of the related test.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                     FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involves risks and uncertainties. In particular, statements contained in this report which are not historical facts (including but not limited to the Company's expectations regarding revenues, business strategy, anticipated operating results, cash dividends and anticipated cash requirements) may be "forward looking" statements. The Company's actual results may differ from those stated in any "forward looking" statements. Factors that may cause such differences include, but are not limited to, risks associated with the continued expansion of the Company's sales and marketing network, development of markets for new products and services offered by the Company, the economic health of principal customers of the Company, financial and operational risks associated with possible expansion of testing facilities used by the Company, government regulation (including, but not limited to, Food and Drug Administration regulations), competition and general economic conditions.


                                    OVERVIEW

Psychemedics Corporation was incorporated in 1986. The Company utilizes a patented hair analysis method involving radioimmunoassay technology to analyze human hair to detect abused substances. The founder of the Company has granted to the Company an exclusive license to all his rights in this hair analysis technology, including his rights to the drug extraction method.


                              RESULTS OF OPERATIONS

Revenue was $4,121,903 in the first quarter of 1998 as compared to $3,253,743 in the first quarter of 1997, representing an increase of 27%. The revenue increase was due primarily to increases in volume from both new and existing clients offset by average price decreases of 3% primarily as a result of volume discounts granted to large customers.

Gross margin was 59% of sales in the first quarter of 1998, consistent with the year earlier period. Increased efficiencies resulting from the greater volume of the first quarter of 1998 when compared to the first quarter of 1997 offset the aforementioned average price decrease of 3%, causing the gross margin percentage to remain flat.

General and administrative ("G&A") expenses were $607,966 for the three months ended March 31, 1998 as compared to $532,653 for the three months ended March 31, 1997, representing an increase of 14%. As a percentage of revenue, G&A expenses declined to 15% in the first quarter of 1998 from 16% in the first quarter of 1997, primarily because of the higher revenues in 1998.

Marketing and selling expenses for the three month period ended March 31, 1998 increased $110,579, to $768,022, an increase of 17%. This increase was primarily due to additions to the Company's sales staff and expanded marketing activities related to the corporate market. Although total marketing and selling expenses increased by 17%, they decreased as a percentage of revenue from 20% in the first quarter of 1997 to 19% in the first quarter of 1998. The Company expects to continue to aggressively promote its drug testing services during the remainder of 1998 and in future years in order to expand its client base.

Other income for the three month period ended March 31, 1998 represented primarily interest earned on cash equivalents and short-term investments. The increase in 1998 was primarily due to higher investment balances coupled with increased yields on these investments.

Net income before income taxes increased by $321,959 to $1,080,418 when compared to the year earlier period. However, net income remained relatively flat at $641,278 for the first three months of 1998 as compared to $637,107 for the first quarter of 1997, due to an increased effective tax rate in 1998. The effective tax rate for the first quarter of 1998 was 41% in 1998 versus 16% in 1997, reflecting the reduction in net operating loss carryforwards available to offset the provision for income taxes for financial reporting purposes.

                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had $11.4 million of cash, cash equivalents and short-term investments. The Company's operating activities generated net cash of $2,421,259 in the three months ended March 31, 1998. Investing activities used $883,209 in the three month period while financing activities used a net amount of $373,513 during the period.

The Company's source of funds in the first three months of 1998 was derived almost entirely from cash generated from operations. Operating cash flows increased $2,119,956 in the first three months of 1998, compared to the year earlier period. This was primarily due to improved cash collections of outstanding accounts receivable, as well as an increase in accounts payable and other accrued expenses resulting from fully utilizing vendors' credit terms that were available to the Company. Also, deferred revenue, which represents deliveries to retail outlets of the Company's retail product PDT-90, increased by $211,810. The non-cash effect of depreciation and amortization in the 1998 and 1997 periods was $223,929 and $136,287, respectively.

Capital expenditures in the first three months of 1998 were $624,364. The expenditures primarily consisted of new equipment, including laboratory and computer equipment. The Company believes that within the next two years it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $4 million.

During the three month period ended March 31, 1998, the Company distributed $442,605 in cash dividends to its shareholders. In addition, on May 4, 1998, the Company declared a cash dividend of $0.03 per share payable on May 29, 1998 to holders of record on May 15, 1998. On May 4, 1998 the Company also announced that it was increasing by 500,000 shares the number of shares authorized for repurchase in the open market under the Company's Stock Repurchase Program.

At March 31, 1998, the Company's principal sources of liquidity included an aggregate of $11.4 million of cash, cash equivalents and short-term investments. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company's results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could potentially include joint ventures, issuances of common stock or debt financing. At March 31, 1998, the Company had no long-term debt.

Item 6.  Exhibits and Reports on Form 8-K

          (a)   Exhibits.

                See Exhibit Index included at Page 11 of this Report

          (b)   Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    Psychemedics Corporation


Date: May 12, 1998                  By: /s/ Raymond C. Kubacki, Jr.
                                        ---------------------------------------
                                        Raymond C. Kubacki, Jr.
                                        President and Chief Executive Officer




Date: May 12, 1998                  By: /s/ Peter C. Monson
                                        ---------------------------------------
                                        Peter C. Monson
                                        Vice President, Treasurer & Controller

                            PSYCHEMEDICS CORPORATION
                                    FORM 10-Q
                                 MARCH 31, 1998
                                  EXHIBIT INDEX


                                                                        PAGE NO.

10.1  Promissory Note from Raymond C. Kubacki, Jr.
         dated January 6, 1997                                           12-13

10.2  Pledge Agreement between Raymond C. Kubacki, Jr.
         and Psychemedics Corporation dated January 6, 1997              14-18

10.3  Pledge Agreement between Raymond C. Kubacki, Jr.
         and Psychemedics Corporation dated November 12, 1997            19-23

10.4  Promissory Note from Raymond C. Kubacki, Jr. dated
         November 12, 1997                                               24-26

10.5  January 6, 1998 First Amendment To Promissory Note
         dated January 6, 1997                                           27-28

27.   Financial Data Schedule