Form 10-Q
period 1998-06-30
PSYCHEMEDICS CORP
filed 1998-08-10
CIK 806517

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

 X    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended JUNE 30, 1998

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

Number of shares outstanding of only class of Issuer's Common Stock as of August 10, 1998: Common Stock $.005 par value (22,253,698 shares).

                            PSYCHEMEDICS CORPORATION

Part I   FINANCIAL INFORMATION                                         PAGE NO.

         Item 1   Financial Statements

                  Condensed Balance Sheets as of June 30, 1998

                  and December 31, 1997                                   3

                  Condensed Statements of Income for the three

                  month periods ended June 30, 1998 and 1997              4

                  Condensed Statements of Income for the six

                  month periods ended June 30, 1998 and 1997              5

                  Condensed Statements of Cash Flows for the

                  six month periods ended June 30, 1998 and 1997          6

                  Notes to Condensed Financial Statements                 7-8

         Item 2   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     9-12

Part II    OTHER INFORMATION

         Item 4   Submission of Matters to a Vote of Security Holders     13

         Item 6   Exhibits and Reports on Form 8-K                        13


SIGNATURES                                                                14

                            PSYCHEMEDICS CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                 JUNE              DECEMBER
                                                               30, 1998            31, 1997
                                                             ------------        ------------
ASSETS
CURRENT ASSETS
        Cash and cash equivalents                            $     27,583        $    585,142
        Short-term investments                                  9,689,512           9,446,418
        Accounts receivable                                     4,024,946           3,784,488
        Inventories                                               382,345             500,325
        Prepaid expenses and other current assets               1,210,906             895,874
                                                             ------------        ------------
               Total current assets                            15,335,292          15,212,247
                                                             ------------        ------------

PROPERTY AND EQUIPMENT
Equipment and leasehold improvements, at cost                   7,441,036           6,241,516
Less-Accumulated depreciation and amortization                 (3,450,755)         (3,021,842)
                                                             ------------        ------------
                                                                3,990,281           3,219,674
                                                             ------------        ------------

OTHER ASSETS - NET                                                436,289             423,318
                                                             ============        ============
                                                             $ 19,761,862        $ 18,855,239
                                                             ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
        Accounts payable                                     $    140,105        $    196,259
        Accrued expenses                                          986,734             438,063
        Deferred revenue                                        1,624,504           1,488,010
                                                             ------------        ------------
               Total current liabilities                        2,751,343           2,122,332
                                                             ------------        ------------

SHAREHOLDERS' EQUITY
Preferred stock, $.005 par value; authorized 1,000,000
        shares; none outstanding
Common stock; $.005 par value; authorized 50,000,000
        shares; issued 22,518,345 and 22,382,720
        shares in 1998 and 1997, respectively                     112,592             111,913
Paid-in capital                                                23,902,397          23,581,549
Accumulated deficit                                            (5,227,615)         (5,537,505)
Less - Treasury stock, at cost; 248,447 and
        183,683 shares in 1998  and 1997, respectively         (1,345,450)         (1,005,439)
Less - Receivable from officer                                   (431,405)           (417,611)
                                                             ------------        ------------
Total shareholders' equity                                     17,010,519          16,732,907
                                                             ------------        ------------
                                                             $ 19,761,862        $ 18,855,239
                                                             ============        ============


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                            PSYCHEMEDICS CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                    THREE MONTHS
                                                   ENDED JUNE 30,
                                            -----------------------------
                                                1998              1997
                                            -----------       -----------

REVENUE                                     $ 4,834,720       $ 4,402,203
DIRECT COSTS                                  1,910,326         1,606,615
                                            -----------       -----------
        Gross profit                          2,924,394         2,795,588
                                            -----------       -----------

EXPENSES:
         General and administrative             768,892           563,049
         Marketing and selling                  865,737         1,124,003
         Research and development               113,854           110,174
                                            -----------       -----------
                                              1,748,483         1,797,226
                                            -----------       -----------

OPERATING INCOME                              1,175,911           998,362

OTHER INCOME                                    141,872           131,214
                                            -----------       -----------

NET INCOME BEFORE INCOME TAXES                1,317,783         1,129,576

PROVISION FOR INCOME TAXES                      535,597           384,056
                                            -----------       -----------
NET INCOME                                  $   782,186       $   745,520
                                            ===========       ===========

BASIC NET INCOME PER SHARE                  $      0.04       $      0.03
                                            ===========       ===========

DILUTED NET INCOME PER SHARE                $      0.03       $      0.03
                                            ===========       ===========

WEIGHTED AVERAGE COMMON

SHARES OUTSTANDING                           22,231,158        21,832,664
                                            ===========       ===========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING, ASSUMING DILUTION        22,676,094        22,797,637
                                            ===========       ===========


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                            PSYCHEMEDICS CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                      SIX MONTHS
                                                    ENDED JUNE 30,
                                            -----------------------------
                                                1998             1997
                                            -----------       -----------

REVENUE                                     $ 8,956,623       $ 7,655,947
DIRECT COSTS                                  3,605,214         2,928,487
                                            -----------       -----------
        Gross profit                          5,351,409         4,727,460
                                            -----------       -----------

EXPENSES:
         General and administrative           1,376,858         1,095,703
         Marketing and selling                1,633,759         1,781,446
         Research and development               220,847           219,082
                                            -----------       -----------
                                              3,231,464         3,096,231
                                            -----------       -----------

OPERATING INCOME                              2,119,945         1,631,229

OTHER INCOME                                    278,256           256,806
                                            -----------       -----------

NET INCOME BEFORE INCOME TAXES                2,398,201         1,888,035

PROVISION FOR INCOME TAXES                      974,737           505,408
                                            -----------       -----------
NET INCOME                                  $ 1,423,464       $ 1,382,627
                                            ===========       ===========

BASIC NET INCOME PER SHARE                  $      0.06       $      0.06
                                            ===========       ===========

DILUTED NET INCOME PER SHARE                $      0.06       $      0.06
                                            ===========       ===========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                           22,220,804        21,866,699
                                            ===========       ===========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING, ASSUMING DILUTION        22,686,146        22,807,787
                                            ===========       ===========


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                            PSYCHEMEDICS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                   ENDED JUNE 30,
                                                           ------------------------------
                                                               1998               1997
                                                           -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                            $ 1,423,464        $ 1,382,627
     Adjustments to reconcile net income to net cash
          provided by operating activities:
     Depreciation and amortization                             460,453            286,976
     Changes in assets and liabilities:
          Receivables                                         (252,421)        (1,473,679)
          Inventories                                          117,980           (198,595)
          Prepaid expenses and other current assets           (315,032)          (429,682)
          Accounts payable                                     (56,154)           273,957
          Accrued expenses                                     548,671             95,813
          Deferred revenue                                     136,494            873,165
                                                           -----------        -----------
           Net cash provided by operating activities         2,063,455            810,582
                                                           -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net purchases of short-term investments                  (243,094)          (250,896)
     Purchases of property and equipment                    (1,199,520)          (887,536)
     (Increase) decrease in other assets - net                 (44,512)            12,592
                                                           -----------        -----------
           Net cash used in investing activities            (1,487,126)        (1,125,840)
                                                           -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from the issuance of common stock            319,696            910,297
     Cash dividends paid                                    (1,113,573)        (1,312,667)
     Acquisition of treasury stock                            (340,011)                 -
                                                           -----------        -----------
           Net cash used in financing activities            (1,133,888)          (402,370)
                                                           -----------        -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                       (557,559)          (717,628)
CASH AND CASH EQUIVALENTS, beginning of period                 585,142          1,462,678
                                                           -----------        -----------
CASH AND CASH EQUIVALENTS, end of period                   $    27,583        $   745,050
                                                           ===========        ===========


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                            PSYCHEMEDICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


                                  June 30, 1998

1.   Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (the "Company") as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The balance sheet presented as of December 31, 1997 has been derived from the financial statements that have been audited by the Company's independent public accountants. The results of operations for the three months and the six months ended June 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998, or any other period.

2.   Basic and Diluted Net Income Per Share

In March 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings Per Share. This statement established standards for computing and presenting earnings per share. Net income per share for each period presented has been retroactively restated to conform to SFAS No. 128.

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

     Basic and diluted weighted average common shares outstanding are as follows:

                                            Three Months Ended                Six Months Ended
                                       ---------------------------       ---------------------------
                                         6-30-98          6-30-97          6-30-98         6-30-97
                                       ----------       ----------       ----------       ----------
Weighted average common shares         22,231,158       21,832,664       22,220,804       21,866,699
Effect of dilutive common stock
  options                                 444,936          964,973          465,342          941,088
                                       ----------       ----------       ----------       ----------
Weighted average common shares
  outstanding, assuming dilution       22,676,094       22,797,637       22,686,146       22,807,787

                            PSYCHEMEDICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

For the three months ended June 30, 1998 and 1997, options to purchase 558,316 and 50,000 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive. For the six months ended June 30, 1998 and 1997, options to purchase 542,866 and 50,000 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

3.   Revenue Recognition

Revenues for all product offerings are recognized upon reporting drug test results to the customer. During the second quarter of 1997, the Company began offering its personal drug testing service, "PDT-90" through retail drug stores. At June 30, 1998 and December 31, 1997, the Company had approximately $1,625,000 and $1,488,000, respectively, of deferred revenue related to the PDT-90 service, principally due to receiving payments prior to the performance of the related test.

4.   New Accounting Pronouncements

Effective January 1, 1998, the Company adopted the provisions of SFAS No.130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company's total comprehensive income for the three and six month periods ended March 31, 1998 and June 30, 1998 was the same as reported net income.

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria have been met. The Company will adopt SOP 98-1 prospectively beginning January 1, 1999. Adoption of this Statement is not expected to have a material impact on the Company's financial position or results of operations.

In April 1998, the AICPA issued SOP 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 requires all costs associated with pre-opening, pre-operating and organization activities to be expensed as incurred. The Company will adopt SOP 98-5 beginning January 1, 1999. Adoption of this Statement is not expected to have a material impact on the Company's financial position or results of operations.

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

                              RESULTS OF OPERATIONS

Revenue was $4,834,720 in the second quarter of 1998 as compared to $4,402,203 in the second quarter of 1997, representing an increase of 10%. Revenue for the six month period ended June 30, 1998 was $8,956,623, an increase of 17% over the $7,655,947 of revenue reported for the comparable period of 1997. The revenue increase was due primarily to increases in volume from both new and existing clients offset by average price decreases of 1% primarily as a result of volume discounts granted to large customers.

Gross margin was 60% of sales in the second quarter of 1998, as compared to 64% in the year earlier period. Gross margin was 60% for the six months ended June 30, 1998 as compared to 62% in the year earlier period. The decreases in 1998 can be attributed to the average price decrease of 1% and the fact that although revenue increased for the three month period and the six month period ended June 30, 1998 when compared to the year earlier periods, the Company had anticipated that the demand for its services would be greater and had increased its production capacity accordingly.

General and administrative ("G&A") expenses were $768,892 for the three months ended June 30, 1998 as compared to $563,049 for the three months ended June 30, 1997, representing an increase of 37%. G&A expenses were $1,376,858 for the six months ended June 30, 1998 as compared to $1,095,703 for the year earlier period, representing an increase of 26%. As a percentage of revenue, G&A expenses increased to 16% in the second quarter of 1998 from 13% in the second quarter of 1997 and increased to 15% for the six months ended June 30, 1998 from 14% for the comparable year earlier period. Approximately half of the increases were personnel related and consisted primarily of three additions to staff, costs pertaining to the introduction of a 401(k) retirement plan, and costs associated with employee turnover in the finance department. The Company's activities relating to investor relations and greater professional fees also contributed to the increases.

Marketing and selling expenses for the three month period ended June 30, 1998 decreased $258,266 to $865,737, a decrease of 23%. Marketing and selling expenses were $1,633,759 for the six months ended June 30, 1998 as compared to $1,781,446 for the year earlier period, representing a decrease of 8%. Total marketing and selling expenses decreased as a percentage of revenue from 26% in the second quarter of 1997 to 18% in the second quarter of 1998, and decreased as a percentage of revenue from 23% for the six months ended June 30, 1997 to 18% for the six months ended June 30, 1998. Although the Company continued to expand marketing activities related to the corporate market in 1998, total marketing and selling expenses decreased from 1997 levels because a significant amount of expenditures made in the second quarter of 1997 to initially penetrate the retail home testing market were non-recurring.

Other income for the three month and the six month periods ended June 30, 1998 represented primarily interest earned on cash equivalents and short-term investments. The increase in 1998 was primarily due to higher investment balances coupled with increased yields on these investments.

Net income before income taxes increased by $188,207 to $1,317,783 and by $510,166 to $2,398,201 for the three months and six months ended June 30, 1998, respectively, when compared to the year earlier periods. Net income was $782,186 for the second quarter of 1998 as compared to $745,520 for the second quarter of 1997. Net income for the six months ended June 30, 1998 was $1,423,464 as compared to $1,382,627 for the year earlier period. The effective tax rate for the three month and the six month periods ended June 30, 1998 was 41% in 1998 versus 34% and 27% for the three month and the six month periods ended June 30, 1997, respectively. This increase in the effective tax rate reflects the reduction in net operating loss carryforwards available to offset the provision for income taxes for financial reporting purposes.

                         LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had $9.7 million of cash, cash equivalents and short-term investments. The Company's operating activities generated net cash of $2,063,455 in the six months ended June 30, 1998. Investing activities used $1,487,126 in the six month period while financing activities used a net amount of $1,133,888 during the period.

The Company's source of funds in the first six months of 1998 was derived almost entirely from cash generated from operations. Operating cash flows increased $1,252,873 in the first two quarters of 1998, compared to the year earlier period. Net income increased by $40,837 compared to the 1997 period, and along with a decrease in inventories and an increase in accrued expenses for the six months ended June 30, 1998 contributed to cash flow. Increases in receivables, prepaid expenses and other current assets and a decrease in accounts payable offset this to a lesser degree. Also, deferred revenue, which represents deliveries to retail outlets of the Company's retail product PDT-90, increased by $136,494. The non-cash effect of depreciation and amortization in the 1998 and 1997 periods was $460,453 and $286,976, respectively.

Capital expenditures in the first two quarters of 1998 were $1,199,520. The expenditures primarily consisted of new equipment, including laboratory and computer equipment. The Company believes that within the next two years it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $4 million.

During the six month period ended June 30, 1998, the Company distributed $1,113,573 in cash dividends to its shareholders.

At June 30, 1998, the Company's principal sources of liquidity included an aggregate of $9.7 million of cash, cash equivalents and short-term investments. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company's results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could potentially include joint ventures, issuance of common stock or debt financing. At June 30, 1998, the Company had no long-term debt.

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

                            PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Psychemedics Corporation was held on May 4, 1998 for the purpose of electing a board of directors and approving the appointment of the Company's auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations. A brief description of each matter voted upon at the meeting and tabulation by the Company's transfer agent of the vote cast with respect to each matter is included as
Exhibit 22 to this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits.

             22.  Submission of Matters to a Vote of Security Holders

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

                                      Psychemedics Corporation

Date: August 10, 1998                 By: /s/ Raymond C. Kubacki, Jr.
                                          -------------------------------------
                                          Raymond C. Kubacki, Jr.
                                          President and Chief Executive Officer




Date: August 10, 1998                 By: /s/ Peter C. Monson
                                          --------------------------------------
                                          Peter C. Monson
                                          Vice President, Treasurer & Controller
                                          (principal financial officer)