Form 10-Q
period 1998-09-30
PSYCHEMEDICS CORP
filed 1998-11-06
CIK 806517

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended SEPTEMBER 30, 1998

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

                           Yes [X]           No [ ]

Number of shares outstanding of only class of Issuer's Common Stock as of November 3, 1998: Common Stock $.005 par value (22,146,398 shares).

                            PSYCHEMEDICS CORPORATION


Part I FINANCIAL INFORMATION                                            Page No.
                                                                        --------

       Item 1  Financial Statements

               Condensed Balance Sheets as of September 30, 1998
               and December 31, 1997                                      3

               Condensed Statements of Income for the three
               month periods ended September 30, 1998 and 1997            4

               Condensed Statements of Income for the nine
               month periods ended September 30, 1998 and 1997            5

               Condensed Statements of Cash Flows for the
               nine month periods ended September 30, 1998 and 1997       6

               Notes to Condensed Financial Statements                    7-8

       Item 2  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        9-12


Part II OTHER INFORMATION

       Item 6  Exhibits and Reports on Form 8-K                           13


SIGNATURES                                                                14

                            PSYCHEMEDICS CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                             SEPTEMBER 30,          DECEMBER 31,
                                                                 1998                   1997
                                                             -------------          ------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                $   312,726           $   585,142
     Short-term investments                                     9,746,633             9,446,418
     Accounts receivable, net                                   3,579,065             3,784,488
     Inventories                                                  426,935               500,325
     Prepaid expenses and other current assets                  1,072,376               895,874
                                                              -----------           -----------
         Total current assets                                  15,137,735            15,212,247
                                                              -----------           -----------

PROPERTY AND EQUIPMENT
Equipment and leasehold improvements, at cost                   7,679,308             6,241,516
Less-Accumulated depreciation and amortization                 (3,692,304)           (3,021,842)
                                                              -----------           -----------
                                                                3,987,004             3,219,674
                                                              -----------           -----------

OTHER ASSETS - NET                                                451,114               423,318
                                                              -----------           -----------
                                                              $19,575,853           $18,855,239
                                                              ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                         $   317,697           $   196,259
     Accrued expenses                                           1,060,791               438,063
     Deferred revenue                                           1,689,193             1,488,010
                                                              -----------           -----------
         Total current liabilities                              3,067,681             2,122,332
                                                              -----------           -----------

SHAREHOLDERS' EQUITY
Preferred stock, $.005 par value; authorized 1,000,000
      shares; none outstanding
Common stock; $.005 par value; authorized 50,000,000
     shares; issued 22,528,345 and 22,382,720
     shares in 1998 and 1997, respectively                        112,642               111,913
Paid-in capital                                                23,920,847            23,581,549
Accumulated deficit                                            (5,319,478)           (5,537,505)
Less - Treasury stock, at cost; 337,447 and
     183,683 shares in 1998  and 1997, respectively            (1,772,381)           (1,005,439)
Less - Receivable from officer                                   (433,458)             (417,611)
                                                              -----------           -----------
Total shareholders' equity                                     16,508,172            16,732,907
                                                              -----------           -----------
                                                              $19,575,853           $18,855,239
                                                              ===========           ===========


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                            PSYCHEMEDICS CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                           THREE MONTHS
                                                        ENDED SEPTEMBER 30,
                                                  ------------------------------
                                                      1998               1997
                                                  -----------        -----------


REVENUE                                           $ 4,571,820        $ 3,673,859
DIRECT COSTS                                        1,948,025          1,596,967
                                                  -----------        -----------
     Gross profit                                   2,623,795          2,076,892
                                                  -----------        -----------

EXPENSES:
      General and administrative                      730,924            552,490
      Marketing and selling                           948,391            980,833
      Research and development                        118,402            104,377
                                                  -----------        -----------
                                                    1,797,717          1,637,700
                                                  -----------        -----------

OPERATING INCOME                                      826,078            439,192

OTHER INCOME                                          142,623            129,003
                                                  -----------        -----------

NET INCOME BEFORE INCOME TAXES                        968,701            568,195

PROVISION FOR INCOME TAXES                            393,292            193,759
                                                  -----------        -----------

NET INCOME                                        $   575,409        $   374,436
                                                  ===========        ===========

BASIC NET INCOME PER SHARE                        $      0.03        $      0.02
                                                  ===========        ===========

DILUTED NET INCOME PER SHARE                      $      0.03        $      0.02
                                                  ===========        ===========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                                 22,241,291         21,935,913
                                                  ===========        ===========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING, ASSUMING DILUTION              22,588,407         22,826,007
                                                  ===========        ===========







See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                            PSYCHEMEDICS CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                           NINE MONTHS
                                                        ENDED SEPTEMBER 30,
                                                  ------------------------------
                                                      1998               1997
                                                  -----------        -----------


REVENUE                                           $13,528,443        $11,329,806
DIRECT COSTS                                        5,553,239          4,525,454
                                                  -----------        -----------
     Gross profit                                   7,975,204          6,804,352
                                                  -----------        -----------

EXPENSES:
      General and administrative                    2,107,782          1,648,192
      Marketing and selling                         2,582,150          2,762,278
      Research and development                        339,249            323,461
                                                  -----------        -----------
                                                    5,029,181          4,733,931
                                                  -----------        -----------

OPERATING INCOME                                    2,946,023          2,070,421

OTHER INCOME                                          420,879            385,809
                                                  -----------        -----------

NET INCOME BEFORE INCOME TAXES                      3,366,902          2,456,230

PROVISION FOR INCOME TAXES                          1,368,029            699,167
                                                  -----------        -----------

NET INCOME                                        $ 1,998,873        $ 1,757,063
                                                  ===========        ===========

BASIC NET INCOME PER SHARE                        $      0.09        $      0.08
                                                  ===========        ===========

DILUTED NET INCOME PER SHARE                      $      0.09        $      0.08
                                                  ===========        ===========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                                 22,227,708         21,890,024
                                                  ===========        ===========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING, ASSUMING DILUTION              22,654,591         22,790,793
                                                  ===========        ===========








See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                            PSYCHEMEDICS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                                      ENDED SEPTEMBER 30,
                                                                 ------------------------------
                                                                     1998               1997
                                                                 -----------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $ 1,998,873        $ 1,757,063
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Depreciation and amortization                                     717,991            454,577
   Accretion of interest on receivable from officer                  (15,846)                 -
   Changes in assets and liabilities:
      Receivables                                                    205,423         (1,325,736)
      Inventories                                                     73,390           (249,198)
      Prepaid expenses and other current assets                     (176,502)          (462,595)
      Accounts payable                                               121,438             73,196
      Accrued expenses                                               622,728            210,926
      Deferred revenue                                               201,183          1,299,939
                                                                 -----------        -----------
      Net cash provided by operating activities                    3,748,678          1,758,172
                                                                 -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchases of short-term investments                          (300,215)          (972,311)
   Purchases of property and equipment                            (1,437,792)        (1,179,597)
   (Increase) decrease in other assets - net                         (75,327)            28,777
                                                                 -----------        -----------
      Net cash used in investing activities                       (1,813,334)        (2,123,131)
                                                                 -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from the issuance of common stock                    340,026          1,060,067
   Cash dividends paid                                            (1,780,844)        (1,752,624)
   Acquisition of treasury stock                                    (766,942)                 -
                                                                 -----------        -----------
        Net cash used in financing activities                     (2,207,760)          (692,557)
                                                                 -----------        -----------


NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                             (272,416)        (1,057,516)
CASH AND CASH EQUIVALENTS, beginning of period                       585,142          1,462,678
                                                                 -----------        -----------
CASH AND CASH EQUIVALENTS, end of period                         $   312,726        $   405,162
                                                                 ===========        ===========

Supplemental Disclosure of Cash Flow Information:
   Cash paid for income taxes                                    $   892,330        $   144,000



See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                            PSYCHEMEDICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


                               September 30, 1998


1.  Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (the "Company") as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The balance sheet presented as of December 31, 1997 has been derived from the financial statements that have been audited by the Company's independent public accountants. The results of operations for the three months and the nine months ended September 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998, or any other period.

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

       Basic and diluted weighted average common shares outstanding are as follows:

                                           Three Months Ended               Nine Months Ended
                                       -------------------------        -------------------------
                                         9-30-98        9-30-97           9-30-98        9-30-97
                                       ----------     ----------        ----------     ----------

Weighted average common shares         22,241,291     21,935,913        22,227,708     21,890,024
Effect of dilutive common stock
  options                                 347,116        890,094           426,883        900,769
                                       ----------     ----------        ----------     ----------
Weighted average common shares
  outstanding, assuming dilution       22,588,407     22,826,007        22,654,591     22,790,793

                            PSYCHEMEDICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


For the three months ended September 30, 1998 and 1997, options to purchase 864,356 and 50,000 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive. For the nine months ended September 30, 1998 and 1997, options to purchase 546,312 and 50,000 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.


3.  Revenue Recognition

Revenues for all product offerings are recognized upon reporting drug test results to the customer. During the third quarter of 1997, the Company began offering its personal drug testing service, "PDT-90" through retail drug stores. At September 30, 1998 and December 31, 1997, the Company had approximately $1,689,000 and $1,488,000, respectively, of deferred revenue related to the PDT-90 service, principally due to receiving payments prior to the performance of the related test.


4.  New Accounting Pronouncements

Effective January 1, 1998, the Company adopted the provisions of SFAS No.130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company's total comprehensive income for the three and nine month periods ended September 30, 1998 was the same as reported net income.

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria have been met. The Company adopted SOP 98-1 beginning January 1, 1998. Adoption of this Statement is not expected to have a material impact on the Company's financial position or results of operations.

In April 1998, the AICPA issued SOP 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 requires all costs associated with pre-opening, pre-operating and organization activities to be charged to operations as incurred. The Company will adopt SOP 98-5 beginning January 1, 1999. Adoption of this Statement is not expected to have a material impact on the Company's financial position or results of operations.

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


                              RESULTS OF OPERATIONS

Revenue was $4,571,820 in the third quarter of 1998 as compared to $3,673,859 in the third quarter of 1997, representing an increase of 24%. Revenue for the nine month period ended September 30, 1998 was $13,528,443, an increase of 19% over the $11,329,806 of revenue reported for the comparable period of 1997. The revenue increase was due to increases in volume from both new and existing clients offset by average price decreases of 1% primarily as a result of volume discounts granted to large customers.

Gross margin was 57% of sales in the third quarter of 1998, consistent with the year earlier period. Gross margin was 59% for the nine months ended September 30, 1998 as compared to 60% in the year earlier period. The decrease for the nine month period ended September 30, 1998 when compared to the year earlier period can be attributed to the average price decrease of 1%.

General and administrative ("G&A") expenses were $730,924 for the three months ended September 30, 1998 as compared to $552,490 for the three months ended September 30, 1997, representing an increase of 32%. G&A expenses were $2,107,782 for the nine months ended September 30, 1998 as compared to $1,648,192 for the year earlier period, representing an increase of 28%. As a percentage of revenue, G&A expenses increased to 16% in the third quarter of 1998 from 15% in the third quarter of 1997 and increased to 16% for the nine months ended September 30, 1998 from 15% for the comparable year earlier period. Approximately half of the increases were personnel related and consisted primarily of three additions to staff, costs pertaining to the introduction of a 401(k) retirement plan, and costs associated with employee turnover in the finance department. The Company's activities relating to investor relations and greater professional fees also contributed to the increases.

Marketing and selling expenses for the three month period ended September 30, 1998 decreased $32,442 to $948,391, a decrease of 3%. Marketing and selling expenses were $2,582,150 for the nine months ended September 30, 1998 as compared to $2,762,278 for the year earlier period, representing a decrease of 7%. Total marketing and selling expenses decreased as a percentage of revenue from 27% in the third quarter of 1997 to 21% in the third quarter of 1998, and decreased as a percentage of revenue from 24% for the nine months ended September 30, 1997 to 19% for the nine months ended September 30, 1998. Although the Company continued to expand marketing activities related to the corporate market in 1998, total marketing and selling expenses decreased from 1997 levels because a significant amount of expenditures made in the second quarter of 1997 to initially penetrate the retail home testing market were non-recurring.

Other income for the three month and the nine month periods ended September 30, 1998 represented primarily interest earned on cash equivalents and short-term investments. The increase in 1998 was primarily due to higher investment balances coupled with increased yields on these investments.

Net income before income taxes increased by $400,506 to $968,701 and by $910,672 to $3,366,902 for the three months and nine months ended September 30, 1998, respectively, when compared to the year earlier periods. Net income was $575,409 for the third quarter of 1998 as compared to $374,436 for the third quarter of 1997. Net income for the nine months ended September 30, 1998 was $1,998,873 as compared to $1,757,063 for the year earlier period. The effective tax rate for the three month and the nine month periods ended September 30, 1998 was 41% in 1998 versus 34% and 29% for the three month and the nine month periods ended September 30, 1997, respectively. This increase in the effective tax rate reflects the reduction in net operating loss carryforwards available to offset the provision for income taxes for financial reporting purposes.

                         LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had $10.1 million of cash, cash equivalents and short-term investments. The Company's operating activities generated net cash of $3,748,678 in the nine months ended September 30, 1998. Investing activities used $1,813,334 in the nine month period while financing activities used a net amount of $2,207,760 during the period.

The Company's source of funds in the first nine months of 1998 was derived almost entirely from cash generated from operations. Operating cash flows increased $1,990,506 in the first three quarters of 1998, compared to the year earlier period. The increase in net income of $241,810 as compared to the first nine months of 1997, along with a decrease in receivables and inventories and an increase in accounts payable and accrued expenses for the nine months ended September 30, 1998, contributed to cash flow. An increase in prepaid expenses and other current assets offset this to a lesser degree. Also, deferred revenue, which represents deliveries to retail outlets of the Company's retail product PDT-90, increased by $201,183. The non-cash effect of depreciation and amortization in the 1998 and 1997 periods was $717,991 and $454,577, respectively.

Capital expenditures in the first three quarters of 1998 were $1,437,792. The expenditures primarily consisted of new equipment, including laboratory and computer equipment. The Company believes that within the next three years it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $4 million.

During the nine month period ended September 30, 1998, the Company distributed $1,780,844 in cash dividends to its shareholders.

At September 30, 1998, the Company's principal sources of liquidity included an aggregate of $10.1 million of cash, cash equivalents and short-term investments. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company's results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could potentially include joint ventures, issuance of common stock or debt financing. At September 30, 1998, the Company had no long-term debt.

                            IMPACT OF YEAR 2000 ISSUE

The Year 2000 issue results from computer programs written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware and equipment that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Company has made substantial modifications and improvements to all of its operational and financial software. An integral part of this process has been to ensure that all newly purchased and internally developed software is Year 2000 compliant. The Company has completed a preliminary evaluation all of the existing software used in its internal systems and operations and expects that it will be Year 2000 compliant by the end of the second quarter of 1999, and that the cost to bring such software into compliance will not exceed $20,000. The Company is still evaluating various hardware and equipment components used in its laboratory operations and also expects to be Year 2000 compliant in this area by the end of the second quarter of 1999, at an estimated additional cost of less than $100,000. The Company believes that although these costs are not material to its business, if these efforts are not completed on time, or if the cost of updating or replacing the Company's information systems greatly exceeds the Company's current estimates, the Year 2000 issue could have a material adverse impact on the Company's business, financial condition or results of operations.

The Company also intends to determine the extent to which the Company may be vulnerable to any failures by its major suppliers, customers and service providers to remedy their own Year 2000 issues, and is in the process of initiating formal communications with these parties. At this time the Company is unable to estimate the nature or extent of any potential adverse impact resulting from the failure of third party suppliers, customers and service providers to achieve Year 2000 compliance, although the Company does not currently anticipate that it will experience any material shipment delays from its major product suppliers or any material payment delays from its major customers due to Year 2000 issues. However, there can be no assurance that these third parties will not experience Year 2000 problems or that any problems would not have a material effect on the Company's business. Because the cost and timing of Year 2000 compliance by third parties such as suppliers, customers and service providers is not within the Company's control, no assurance can be given with respect to the cost or timing of such efforts or any potential adverse effects on the Company of any failure by these third parties to achieve Year 2000 compliance.

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

                                         Psychemedics Corporation

Date: November 3, 1998                   By: /s/ Raymond C. Kubacki, Jr.
                                             -----------------------------------
                                         Raymond C. Kubacki, Jr.
                                         President and Chief Executive Officer

Date: November 3, 1998                   By: /s/ Peter C. Monson
                                             -----------------------------------
                                         Peter C. Monson
                                         Vice President, Treasurer & Controller
                                         (principal financial officer)