Form 10-K
period 1998-12-31
PSYCHEMEDICS CORP
filed 1999-03-29
CIK 806517

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                        COMMISSION FILE NUMBER: 1-13738

                            PSYCHEMEDICS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                   58-1701987
       (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)
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

                               YES [X]     NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     On March 15, 1999 the aggregate market value of the voting stock held by non-affiliates of the registrant was $53,108,138 and 22,038,626 shares of Common Stock, $.005 par value, were outstanding at such date.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III -- Portions of the Registrant's Proxy Statement relative to the 1999 Annual Meeting of Stockholders to be held on May 6, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

ITEM 1.  BUSINESS

GENERAL

     Psychemedics Corporation ("the Company") is a Delaware corporation organized on September 24, 1986 to provide testing services for the detection of abused substances through the analysis of hair samples. The Company's testing methods utilize a patented technology for performing immunoassays on enzymatically dissolved hair samples with confirmation testing by mass spectrometry.

     The Company's first application of its patented technology is a testing service that screens for the presence of certain drugs of abuse in hair. The application of radioimmunoassay procedures using hair differs from the more widely used application of radioimmunoassay procedures using urine samples. The Company's tests provide quantitative information which indicates the approximate amount of drug ingested as well as historical data which can show a pattern of individual drug use over a period of time. This information is useful to employers in both applicant and employee testing, to physicians, treatment professionals, law enforcement agencies, to the insurance industry; and to parents concerned about drug use by their children and to other individuals and entities engaged in any business where drug use is an issue. The Company provides commercial testing and confirmation by mass spectrometry using industry accepted practices for cocaine, marijuana, PCP, methamphetamine, and opiates. In addition, the Company has developed a test for methadone for use in the drug treatment industry.

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

     An additional independent evaluation of the technology, favorable to the Company's services, has been performed by submission of blind samples by Dr. Robert DuPont, President of the Institute of Behavior and Health, Inc., the first Director of the National Institute on Drug Abuse and presently Chairman of the Company's Scientific Advisory Board. Some of the Company's customers have also completed their own testing to validate the Company's proprietary hair testing method as a prelude to utilizing the Company's services. These studies have consistently confirmed the Company's superior detection rate. When the results from utilizing the Company's patented hair testing method were compared to urine results in side-by-side evaluations, 5 to 10 times as many drug abusers were accurately identified with the Company's proprietary method. In addition to these studies, the Company has over 1,500 clients for whom it performs testing.

     In 1998, the National Institute of Justice, utilizing Psychemedics hair testing, completed a Pennsylvania Prison study where hair analysis revealed an average prison use level in 1996 of approximately 7.9%. Comparatively, urinalysis revealed virtually no positives. After measures to curtail drug use were instituted, drug sniffing dogs, searches and scanners, the use level fell to approximately 2% according to the results of hair analysis in 1998. Again, the urine tests had virtually no positives. The study illustrated the usefulness of hair analysis to monitor populations and the weakness of urinalysis.

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

     This wider window of detection enhances the detection efficiency of hair analysis making it particularly useful in pre-employment testing. Hair testing not only identifies more drug users, but can also uncover patterns and severity of drug use, information most helpful in determining the scope of an individual's involvement with drugs and serves as a deterrent against the use of drugs. Hair testing using the Company's patented method greatly reduces the incidence of "false negatives" associated with evasive measures typically encountered with urinalysis testing. Urinalysis test results are impacted adversely by excessive fluid intake prior to testing as well as adulteration of the sample. Moreover, a drug user who abstains from use for a few days prior to urinalysis testing can usually escape detection. Hair testing is effectively free of these problems as it cannot be thwarted by evasive measures typically encountered with urinalysis testing. It is also attractive to customers since sample collection is typically performed under close supervision yet is less intrusive and less embarrassing for test subjects.

     Hair testing using the Company's patented method (with mass spectrometry confirmation) further reduces the prospects of error in conducting drug detection tests. Urinalysis testing is more susceptible to problems such as "evidentiary false positives" resulting from passive drug exposure (e.g. poppy seeds). To combat this problem, in federally mandated testing the opiate cutoff levels for urine testing were raised 667% on December 1, 1998 and the presence of a heroin metabolite, 6-AM, was required in order to call a result a positive. These new results, however, effectively reduced the detection time frame for heroin in urine down to several hours post-use. In contrast, the metabolite 6-AM is stable in hair and can be detected for months. In the event a positive urinalysis test result is challenged, the only remedy is a newly collected sample. Depending on the drug usage of the forewarned individual prior to the date of the newly collected sample, a re-test may yield a negative result when using urinalysis testing because of temporary abstention. In contrast, when the Company's hair testing method is offered on a repeat hair sample the individual suspected of drug use cannot as easily affect the results because historical drug use data remain locked in the hair fiber.

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

     In October 1998 the Company was informed by the Japanese Patent Office that it had allowed the pending Japanese patent application containing broad claims to the Company's proprietary hair test for drugs of abuse. The Japanese patent, combined with others in place in the United States and Europe, affords the Company the opportunity to eventually expand drugs of abuse hair testing technology throughout the world.

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

     The number of businesses using drug testing to screen job applicants and employees has increased significantly in the last several years. The 1996 American Management Association (AMA) survey indicated that 81% of surveyed firms were engaged in some form of drug testing, a 277% increase since the initial AMA survey in 1987. The prevalence of drug screening programs reflects a growing concern that drug use contributes to employee health problems and costs (increased absenteeism, reduced productivity, etc.) and in certain industries, safety hazards. It has been estimated that the cost to industry in terms of health care costs and lost productivity is at least $60 billion annually.

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

     The Company performs a confirmation test of all positive results through mass spectrometry. The use of mass spectrometry is an industry accepted practice used to confirm positive drug test results of an initial screen. In an employment setting, mass spectrometry confirmation is typically used prior to the taking of any disciplinary action against an employee. The Company offers its clients a five-drug screen with mass spectrometry confirmation of cocaine, PCP, marijuana, methamphetamine, and opiates.

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

  3.  Research

     The Company's technology has been used in, and continues to be used by independent researchers in studies supporting the utility of its patented hair analysis method in the evaluation of drug use during pregnancy, in newborns and in other at-risk populations (e.g.: prisons, probation programs). Studies have been performed at University of Pennsylvania, Hutzel Hospital, University of Washington, Columbia University, University of Miami, National Public Services Research Institute, University of California-Sleep State Organization and Maternal/Child Substance Abuse Project.

SALES AND MARKETING

     The Company markets its corporate drug testing services primarily through its own direct sales force. The Company markets PDT-90, its home testing drug service, primarily through retail drug stores. For both its business-to-business and consumer direct services, the Company has undertaken an integrated marketing campaign to enhance the market presence within each respective segment. In 1998, the Company began marketing its testing services over the Internet at several websites.

COMPETITION

     The Company competes directly with numerous commercial laboratories that test for drugs through urinalysis testing. Most of these laboratories, such as Laboratory Corporation of America, SmithKline Beecham Clinical Laboratories and Quest (formerly Corning Clinical Laboratories, Inc.) have substantially greater financial resources, market identity, marketing organizations, facilities, and numbers of personnel than the Company. The Company has been steadily increasing its base of corporate customers and believes that future success with new customers is dependent on the

Company's ability to communicate the advantages of implementing a drug program utilizing the Company's patented hair analysis method.

     The Company's ability to compete is also a function of pricing. The Company's prices for its tests are generally somewhat higher than prices for tests using urinalysis. However, the Company believes that its superior detection rates, coupled with the customer's ability to test less frequently due to hair testing's wider window of detection (approximately 90 days versus approximately three days with urinalysis) provide more value to the customer. This pricing policy could, however, lead to slower sales growth for the Company.

     The Company is not aware of any other laboratories with a hair analysis technology that is comparable in effectiveness to the Company's proprietary procedures. The Company is aware of several laboratories which operate in certain limited employment testing markets and which purport to test hair samples using a method, which the Company presumes, includes the use of a form of immunoassay procedures. The Company, however, does not believe that effective immunoassay testing of hair samples is currently feasible on a commercial basis without using the Company's unique patented method.

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

     A substantial number of states regulate drug testing. The scope and nature of such regulation varies greatly from state to state and is subject to change from time to time. The Company addresses state law issues on an ongoing basis.

     Shortly after the introduction of the Company's PDT-90 drug testing service, the United States Food and Drug Administration ("FDA") attempted to assert jurisdiction over the Company's PDT-90 service by claiming that the collection envelope distributed as part of the service was a medical device. This ultimately led to the Company filing suit against the FDA contesting the FDA's position. In March 1996, the FDA agreed to withdraw its claims against the Company in exchange for the Company's agreement to discontinue its lawsuit. On March 5, 1998, the FDA issued a proposed rule applicable to companies that market "drugs of abuse test sample collection systems". Under the proposed rule, companies engaged in the business of testing for drugs of abuse using a test (screening assay) previously recognized by the FDA would be able to market their test sample collection systems without pre-market approval or clearance by the FDA so long as the test is conducted at a laboratory that is recognized by laboratory certification agencies designated by the FDA and certain labeling and product information procedures are followed. To date, the FDA has recognized urine-screening assays that existed prior to the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act, as well as subsequent assays which have demonstrated substantial equivalence to such previously existing assays. Under the FDA's proposed rule, companies engaged in the business of testing for drugs of abuse using assays not yet recognized by the FDA would be required to submit their assay to the FDA for recognition prior to marketing. In addition, the laboratory performing the tests would be required to be certified by a recognized agency. In the proposed rule, the FDA states that it intends to implement the proposed new policy through notice and comment rulemaking. The proposed rule includes a transitional period of one year following the publication of a final rule in order for companies not currently in compliance with the proposed requirements to obtain the necessary data they need for submission to the FDA. As of March 15, 1999, a final rule had not yet been published. There is a risk that, if the rule as proposed becomes final, the Company may be required to apply to the FDA for recognition of the Company's screening assays, and if such application were denied (and if such denial were upheld on appeal), the Company's business would be materially adversely affected. The Company believes that its proprietary method of detecting drugs of abuse using hair samples includes accurate and reliable screening assays and should, therefore, be recognized by the FDA if necessary. However, the Company maintains that the FDA lacks statutory authority to regulate its hair testing service as a medical device.

SCIENTIFIC ADVISORY BOARD

     The Company has established a Scientific Advisory Board which consults with management of the Company to examine and evaluate the progress of the Company's research and development activities, to promote independent validation studies of the Company's patented hair analysis method technology, and to assist in accelerating acceptance of the technology in both the public and private sectors. Members of the Scientific Advisory Board are compensated for each meeting attended plus reimbursement for out-of-pocket expenses. The Chairman of the Scientific Advisory Board is Dr. Robert DuPont. Dr. DuPont's career has included numerous positions in the psychiatric and substance abuse field, including Director, Special Action Office for Drug Abuse Prevention -- The White House; the first Director, National Institute on Drug Abuse; President, American Council for Drug Education; and President, Phobia Society of America. Dr. DuPont has received several national awards and presently serves as President:
Institute for behavior and Health, Inc.; Vice President, Bensinger, DuPont and Associates, a national drug and alcohol abuse consulting firm; and he maintains a private practice in psychiatry. Dr. DuPont has also been granted options to acquire shares of the Company's common stock. Other members of the Scientific Advisory Board are Edward C. Senay, M.D., a Professor in the Department of Psychiatry at the University of Chicago, and Arthur McBay, Ph.D., a Forensic Toxicologist and former Professor of Pharmacy at the University of North Carolina.

RESEARCH AND DEVELOPMENT

     The Company is continuously engaged in research and development activities. During the years ended December 31, 1998, 1997 and 1996, $499,895, $437,626, and
$413,693, respectively, were expended for research and development. The Company continues to perform research activities to develop new products and services and to improve existing products and services utilizing the Company's proprietary technology. Additional research using the Company's proprietary technology is being conducted by outside research organizations through government-funded studies.

     The Company's research includes "controlled studies" to determine the advantages of hair testing in the forensic and criminal justice markets. The Company has also furnished technical assistance to several distinguished independent researchers whose studies have been funded through government grants. Many such studies are currently in progress. The Company continues to conduct its own research toward the development of new inventions, services and products derived from the Company's patented technology.

SOURCES AND AVAILABILITY OF RAW MATERIALS

     Since its inception, the Company has purchased raw materials for its laboratory services from outside suppliers. The most critical of these raw materials are the radio-labeled drugs which the Company purchases from a single supplier, although other suppliers of radio-labeled drugs exist. The Company has entered into an agreement with its principal supplier to purchase certain proprietary information regarding the manufacture of such radio-labeled drugs owned by the supplier in the event that the supplier ceases to be able to supply such radio-labeled drugs to the Company.

EMPLOYEES

     As of December 31, 1998, the Company had 127 full-time equivalent employees, of whom four full-time employees were in research and development. None of the Company's employees is subject to a collective bargaining agreement.

ITEM 2.  PROPERTIES.

     The Company maintains its corporate office and northeast sales office at 1280 Massachusetts Avenue, Cambridge, Massachusetts; the office is leased through September 2003.

     The Company leases 18,000 square feet of space in Culver City, California, for sales, customer service and laboratory purposes. This facility is leased through December 31, 2005 with an option to renew for an additional two years.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is involved in various suits and claims in the ordinary course of business. The Company does not believe that the disposition of any such suits or claims will have a material adverse effect on the continuing operations or financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The Company's common stock is traded on the American Stock Exchange under the symbol "PMD". As of March 15, 1999, there were 444 record holders of the Company's common stock. The following table sets forth for the periods indicated the range of prices for the Company's common stock as reported by the American Stock Exchange and dividends declared by the Company.

                   CALENDAR PERIOD                      HIGH      LOW      DIVIDENDS
                   ---------------                      ----      ---      ---------
1998
Fourth Quarter........................................   $5 1/8   $4 1/16    $0.03
Third Quarter.........................................   $5 5/16  $4 1/8     $0.03
Second Quarter........................................   $5 7/8   $4 3/4     $0.03
First Quarter.........................................   $6       $5 5/16    $0.02

1997
Fourth Quarter........................................   $6 3/4   $5         $0.02
Third Quarter.........................................   $8 11/16 $6 1/8     $0.02
Second Quarter........................................   $8 1/4   $6 1/2     $0.02
First Quarter.........................................   $8       $5 13/16   $0.02

     Future cash dividends may be declared at the discretion of the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data has been derived from the financial statements of the Company and should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and related notes thereto.

                                           AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                    --------------------------------------------------------
                                     1998       1997          1996         1995       1994
                                    -------    -------    ------------    -------    -------
                                           (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Revenue...........................  $17,670    $15,398      $12,214       $10,111    $ 8,734
Gross profit......................  $10,201    $ 9,341      $ 7,233       $ 5,422    $ 5,037
Income from operations............  $ 3,307    $ 3,056      $ 2,409       $ 1,301    $ 1,742
Net income........................  $ 2,397    $ 2,501      $ 2,492       $ 1,559    $ 1,831
Basic net income per share........  $  0.11    $  0.11      $  0.12       $  0.07    $  0.10
Diluted net income per share......  $  0.11    $  0.11      $  0.11       $  0.07    $  0.09
          Total Assets............  $18,739    $18,855      $15,745       $10,217    $10,290
Working Capital...................  $11,119    $13,090      $11,403       $ 6,789    $ 7,658
Shareholders' Equity..............  $15,737    $16,733      $14,296       $ 9,484    $ 9,580
Cash dividends declared per common
  share...........................  $  0.11    $  0.08      $  0.02            --         --

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

RESULTS OF OPERATIONS

     Revenue was $17.7 million in 1998 as compared to $15.4 million in 1997 and $12.2 million in 1996, representing increases of 15% in 1998 and 26% in 1997 above prior year levels. These increases were due primarily to increases in volume from both new and existing clients of 17% in 1998 and 31% in 1997, more than offsetting average price decreases of 2% in 1998 and 4% in 1997 primarily as the result of volume discounts granted to large customers. Gross margin was 58% of sales in 1998 compared to 61% in 1997 and 59% in 1996. The decrease in 1998 was due primarily to the addition of production capacity during the latter part of 1998, in anticipation of future sample volume increases. The increase in 1997 was primarily the result of increased efficiencies resulting from increased volume.

     General and administrative ("G&A") expenses represented 16% of revenue in 1998 as compared to 15% of revenue in 1997 and 19% of revenue in 1996. G&A expenses increased by $634,000 to $2.9 million from 1997 to 1998 and decreased by $88,000 to $2.3 million from 1996 to 1997. Approximately half of the 1998 increase was personnel related and consisted primarily of three additions to staff and costs pertaining to the introduction of a 401(k) retirement plan. Greater professional fees for legal and accounting services in 1998 also contributed to the increase. The decrease in 1997 was primarily due to decreased professional fees.

     Marketing and selling expenses for the year ended December 31, 1998 decreased to 20% of revenue versus 23% in 1997 and 17% in 1996. Marketing and selling expenses decreased by $87,000 to $3.5 million from 1997 to 1998, and increased by $1,525,000 to $3.6 million from 1996 to 1997. Although the Company continued to expand marketing activities related to the corporate market in 1998, total marketing and selling expenses decreased from 1997 levels because a significant amount of expenditures made in the second quarter of 1997 to initially penetrate the retail home testing market were non-recurring. The increase in 1997 was due primarily to increased marketing expenses related to advertising and other costs associated with the introduction of PDT-90, as well as increased sales, field support and customer service personnel for corporate business.

     Research and development expenses increased by $62,000 from 1997 to 1998, but remained constant as a percentage of revenue at 3% in 1998, 1997 and 1996.

     Net interest income increased by $43,000 in 1998 as compared to 1997, due to slightly higher average investment balances in 1998 as compared to 1997 and improved cash management procedures that were put in place during 1998. Net interest income increased by $157,000 in 1997 as compared to 1996, due to higher average investment balances in 1997 as compared to 1996.

     During the year ended December 31, 1998, the Company recorded a tax provision of $1.5 million reflecting an effective tax rate of 38.0%. During the year ended December 31, 1997, the Company recorded a tax provision of $1.1 million reflecting an effective tax rate of 30.0%. The increase in the effective tax rate resulted from the reduction in net operating loss carryforwards available to offset the provision for income taxes, partially offset by tax credits generated in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company had $9.8 million of cash, cash equivalents and short-term investments, compared to $10.0 million at December 31, 1997. The Company's operating activities generated net cash of $5.0 million in 1998, $2.1 million in 1997, and $2.4 million in 1996. Investing activities used $1.6 million in 1998, $2.5 million in 1997, and $3.8 million in 1996, while financing activities used $3.3 million in 1998, $501,000 in 1997, and generated $2.7 million in 1996.

     Although net income in 1998 was $100,000 less than the 1997 amount, operating cash flows increased by $2.9 million in 1998 as compared to 1997, due primarily to a significant decrease in accounts receivable and increases in accounts payable and accrued expenses. The non-cash effect of depreciation and amortization in 1998, 1997 and 1996 was $991,000, $696,000 and $535,000,
respectively.

     Capital expenditures in 1998 were $1.9 million, an increase of $477,000 from 1997 expenditures of $1.4 million. The expenditures related principally to new equipment, including laboratory and computer equipment, and computer software. The Company currently plans to make capital expenditures of approximately $1 million in 1999, primarily in connection with the purchase of additional laboratory and computer equipment. The Company believes that within the next two years it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $4 million.

     During 1998, the Company repurchased a total of 349,981 shares for treasury at an aggregate cost of $1.6 million. In 1997, 117,302 shares were repurchased for treasury at an aggregate cost of $751,000.

     On July 3, 1996, the Company distributed a 3% stock dividend to shareholders of record on June 21, 1996. The shares issued in the stock dividend were treasury shares. This transaction resulted in an increase of $4.7 million in the accumulated deficit (633,000 shares distributed at a fair market value of $7.37 per share). Treasury stock was reduced by $2.4 million as a result of this distribution. All share and per share amounts have been retroactively restated to reflect the stock dividend.

     The Company commenced paying cash dividends in 1997 and distributed nearly $2.2 million during the year. In 1998, the Company distributed $2,444,957 of cash dividends to its shareholders.

     At December 31, 1998, the Company's principal sources of liquidity included $9.8 million of cash, cash equivalents and short-term investments. Management currently believes that such funds, together with future operating profits, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company's results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include joint ventures, issuance of common stock or debt financing. At December 31, 1998, the Company had no debt.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

     Interest Rate Sensitivity. The Company maintains a short-term investment portfolio consisting principally of securities issued by the U.S. Government with an average maturity of less than six months. These held-to-maturity securities are subject to interest rate risk and will fall in value if market rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 1998, the fair value of the portfolio would decline by an immaterial amount. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

     The financial statements and financial statement schedule are included in this report on pages F-1 through F-16.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Following is a list that sets forth as of March 15, 1999 the names, ages and positions within the Company of all of the Executive Officers of the Company persons chosen to become executive officers of the Company, and the Directors of the Company. Each such director has been nominated for reelection at the Company's 1999 Annual Meeting, to be held on May 6, 1999 at 3:30 P.M. at The Boston Harbor Hotel, 70 Rowes Wharf, Boston, Massachusetts.

                 NAME                    AGE                         POSITION
                 ----                    ---                         --------
Raymond C. Kubacki, Jr.................  54    Chief Executive Officer, President, Director
Werner A. Baumgartner, Ph.D............  63    Chairman of the Board, Director
A. Clinton Allen.......................  55    Vice Chairman of the Board, Director
Peter C. Monson........................  43    Vice President, Treasurer, Controller
William Thistle, Esq...................  49    Vice President, General Counsel
Michael J. Lamb........................  49    Vice President, Sales
Donald F. Flynn........................  59    Director, Audit Committee member, Options Committee
                                               member
John J. Melk...........................  62    Director, Audit Committee member, Options Committee
                                               member
Fred J. Weinert........................  51    Director, Audit Committee member, Options Committee
                                               member

     All Directors hold office until the next annual meeting of stockholders or until their successors are elected. Officers serve at the discretion of the Board of Directors.

     Mr. Kubacki has served as President and Chief Executive Officer and as a Director of the Company since July 1991. Prior to joining the Company, he served as Vice President-National Accounts and Director of Sales and Marketing for Reliance COMM/TEC Corporation, a subsidiary of Reliance Electric Co.

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

     Mr. Allen has served as Vice Chairman and as a Director of the Company since 1989. He is also Chairman and Chief Executive Officer of A.C. Allen & Company, Inc., an investment banking consulting firm located in Cambridge, Massachusetts. He is a director of Response USA, Inc., Legal Club of America, Image Guided Technologies, Inc., Diversified Corporate Resources, Inc., Swiss Army Brands, Inc., and The DeWolfe Companies, Inc., where he serves as Vice Chairman.

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

     Mr. Flynn has been the sole stockholder and Chairman of the Board of Flynn Enterprises, Inc., since March 1992 and Flynn Financial Corp. since November 1988, financial advisory and venture capital firms. Since February 1997, he has also been the Vice Chairman of the Blue Chip Casino, Inc., an owner and operator of a riverboat gaming vessel in Michigan City, Indiana. Mr. Flynn also was Chairman of the Board from July 1992 until February 1996 and Chief Executive Officer from July 1992 until May 1995 of Discovery Zone, Inc., an operator of indoor entertainment and fitness facilities for children. On March 25, 1996, Discovery Zone, Inc. filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. Discovery Zone emerged from bankruptcy with a Plan of Reorganization that was approved by the Bankruptcy Court in July 1997. From 1972 to 1990, Mr. Flynn served in various positions with Waste Management, Inc. including Senior Vice President and Chief Financial Officer. Mr. Flynn serves as a Director of Extended Stay America, Inc., an owner and operator of extended-stay lodging facilities. Mr. Flynn has been a director of the Company since 1989.

     Mr. Melk currently serves as Chairman of H(2)0 Plus, L.P., which develops and manufactures health and beauty products and distributes them through a company-owned chain of specialty retail stores. He also serves as Chairman of MW Partners, an investor in commercial and residential real estate developments. From 1987 to 1989, Mr. Melk was Vice Chairman of the Board of Blockbuster Entertainment Corporation. From 1971 to 1975, Mr. Melk was Vice President of Corporate

Development for Waste Management, Inc. and from 1975 to 1984 held the position of President of W.M.I. International, Ltd. based in London, England. He is a director of Republic Industries, Inc., and Extended Stay America, Inc. In August 1998, he assumed the position of Chairman of Fisher Island Holdings, LLC, of Miami, Florida. Mr. Melk has been a director of the Company since 1991.

     Mr. Weinert is the majority shareholder and serves as CEO of San Telmo, Inc. (investment group), Barrington Services Group (commercial real estate developer), San Telmo L.L.C (a distributor of fragrances and cosmetics) and H20 Plus, S.R.L. (a distributor and retailer of cosmetics, bath products and fragrances in Argentina, Brazil, Chile and Uruguay). From 1989 to 1995 he was President of H20 Plus L.P., MW Partners, and Century Entertainment Ltd. Previous to that, he was President of Waste Management International, Inc. from 1983 to 1989. For over 13 years he has served on the Business Advisory Council for the University of Dayton. Mr. Weinert has been a director of the Company since 1991.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely on its reviews of copies of reports filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or written representations from persons required to file such reports ("Reporting Persons"), the Company believes that all such filings required to be made by such Reporting Persons were timely made in accordance with the requirements of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item will be set forth in the Proxy Statement of the Company relating to the 1999 Annual Meeting of Stockholders to be held on May 6, 1999 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be set forth in the Proxy Statement of the Company relating to the 1999 Annual Meeting of Stockholders to be held on May 6, 1999 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be set forth in the Proxy Statement of the Company relating to the 1999 Annual Meeting of Stockholders to be held on May 6, 1999 and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                      PAGE
                                                                      ----
(a)(1)  Financial Statements:
        Report of Independent Public Accountants....................  F-1
        Balance Sheets as of December 31, 1998 and 1997.............  F-2
        Statements of Income for the Years Ended December 31, 1998,
        1997 and 1996...............................................  F-3
        Statements of Shareholders' Equity for the Years Ended
        December 31, 1998, 1997 and 1996............................  F-4
        Statements of Cash Flows for the Years Ended December 31,
        1998, 1997 and 1996.........................................  F-5
        Notes to Financial Statements...............................  F-6
    (2) Schedules
        None
        Exhibits (see the Index to Exhibits included elsewhere in
    (3) this Report)

(b)     Reports on Form 8-K
        None

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Psychemedics Corporation:

     We have audited the accompanying balance sheets of Psychemedics Corporation (a Delaware corporation) as of December 31, 1998 and 1997, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Psychemedics Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                     ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 9, 1999 (except with respect to the matter discussed in Note 11, as to which the date is February 23, 1999)

                            PSYCHEMEDICS CORPORATION

                                 BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   724,738    $   585,142
  Short-term investments....................................    9,088,436      9,446,418
  Accounts receivable, net of allowance for doubtful
     accounts of $377,000 and $264,429 in 1998 and 1997,
     respectively...........................................    3,075,619      3,784,488
  Laboratory supplies.......................................      510,016        500,325
  Deferred tax asset........................................      241,000        380,000
  Prepaid expenses and other current assets.................      482,388        515,874
                                                              -----------    -----------
       Total current assets.................................   14,122,197     15,212,247
                                                              -----------    -----------
PROPERTY AND EQUIPMENT, AT COST
  Computer software.........................................    1,205,840        871,937
  Office furniture and equipment............................    1,277,519      1,096,724
  Laboratory equipment......................................    4,968,196      3,720,750
  Leasehold improvements....................................      679,810        552,105
                                                              -----------    -----------
                                                                8,131,365      6,241,516
  Less -- Accumulated depreciation and amortization.........    3,949,128      3,021,842
                                                              -----------    -----------
                                                                4,182,237      3,219,674
                                                              -----------    -----------
OTHER ASSETS................................................      434,925        423,318
                                                              -----------    -----------
                                                              $18,739,359    $18,855,239
                                                              ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $   675,072    $   196,259
  Accrued expenses..........................................      582,754        220,820
  Accrued income taxes......................................      162,357        217,243
  Deferred revenue..........................................    1,436,667      1,488,010
                                                              -----------    -----------
       Total current liabilities............................    2,856,850      2,122,332
                                                              -----------    -----------
COMMITMENTS (Note 6)
SHAREHOLDERS' EQUITY:
  Preferred stock, $.005 par value; authorized 1,000,000
     shares; none outstanding...............................           --             --
  Common stock, $.005 par value; authorized 50,000,000
     shares; issued and outstanding 22,607,290 and
     22,382,720 shares in 1998 and 1997, respectively.......      113,036        111,913
  Paid-in capital...........................................   24,403,949     23,581,549
  Accumulated deficit.......................................   (5,585,453)    (5,537,505)
  Less -- Treasury stock, at cost; 533,664 shares in 1998
     and 183,683 shares in 1997.............................   (2,645,232)    (1,005,439)
  Less -- Receivable from officer...........................     (403,791)      (417,611)
                                                              -----------    -----------
       Total shareholders' equity...........................   15,882,509     16,732,907
                                                              -----------    -----------
                                                              $18,739,359    $18,855,239
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                            PSYCHEMEDICS CORPORATION

                              STATEMENTS OF INCOME

                                                                YEARS ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                            1998          1997          1996
                                                         -----------   -----------   -----------
REVENUE................................................  $17,669,975   $15,398,952   $12,214,198
COST OF REVENUE........................................    7,468,574     6,057,606     4,981,221
                                                         -----------   -----------   -----------
  Gross profit.........................................   10,201,401     9,341,346     7,232,977
                                                         -----------   -----------   -----------
EXPENSES:
  General and administrative...........................    2,907,803     2,273,780     2,362,074
  Marketing and selling................................    3,486,929     3,573,920     2,048,477
  Research and development.............................      499,895       437,626       413,693
                                                         -----------   -----------   -----------
                                                           6,894,627     6,285,326     4,824,244
                                                         -----------   -----------   -----------
  Income from operations...............................    3,306,774     3,056,020     2,408,733
INTEREST INCOME, net...................................      560,235       517,133       360,248
                                                         -----------   -----------   -----------
INCOME BEFORE PROVISION FOR INCOME TAXES...............    3,867,009     3,573,153     2,768,981
PROVISION FOR INCOME TAXES.............................    1,470,000     1,072,000       277,000
                                                         -----------   -----------   -----------
NET INCOME.............................................  $ 2,397,009   $ 2,501,153   $ 2,491,981
                                                         ===========   ===========   ===========
BASIC NET INCOME PER SHARE.............................  $      0.11   $      0.11   $      0.12
                                                         ===========   ===========   ===========
DILUTED NET INCOME PER SHARE...........................  $      0.11   $      0.11   $      0.11
                                                         ===========   ===========   ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.............   22,205,626    21,963,116    21,145,699
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, ASSUMING
  DILUTION.............................................   22,586,705    22,540,841    22,164,226

   The accompanying notes are an integral part of these financial statements.

                            PSYCHEMEDICS CORPORATION

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                     COMMON STOCK
                                ----------------------                                   TREASURY STOCK
                                              $ 0.005      PAID-IN     ACCUMULATED   ----------------------    RECEIVABLE
                                  SHARES     PAR VALUE     CAPITAL       DEFICIT      SHARES       COST       FROM OFFICER
                                ----------   ---------   -----------   -----------   --------   -----------   ------------
BALANCE, December 31, 1995....  20,288,280   $101,441    $15,728,033   $(3,668,291)   699,387   $(2,676,793)   $      --
  Exercise of warrants, net of
    related costs.............     987,787      4,939      1,970,635            --         --            --           --
  Exercise of stock options...     482,020      2,410        778,683            --         --            --           --
  Distribution of 3% stock
    dividend..................          --         --      2,244,786    (4,667,516)  (633,006)    2,422,730           --
  Cash dividend declared
    ($0.02 per share).........          --         --             --      (437,221)        --            --           --
  Net income..................          --         --             --     2,491,981         --            --           --
                                ----------   --------    -----------   -----------   --------   -----------    ---------
BALANCE, December 31, 1996....  21,758,087    108,790     20,722,137    (6,281,047)    66,381      (254,063)          --
  Exercise of stock options,
    including tax benefits....     624,633      3,123      2,859,412            --         --            --     (417,611)
  Cash dividends declared
    ($0.08 per share).........          --         --             --    (1,757,611)        --            --           --
  Acquisition of treasury
    stock.....................          --         --             --            --    117,302      (751,376)          --
  Net income..................          --         --             --     2,501,153         --            --           --
                                ----------   --------    -----------   -----------   --------   -----------    ---------
BALANCE, December 31, 1997....  22,382,720    111,913     23,581,549    (5,537,505)   183,683    (1,005,439)    (417,611)
  Exercise of stock options,
    including tax benefits....     224,570      1,123        822,400            --         --            --           --
  Payments on receivable from
    officer...................          --         --             --            --         --            --       13,820
  Cash dividends declared
    ($0.11 per share).........          --         --             --    (2,444,957)        --            --           --
  Acquisition of treasury
    stock.....................          --         --             --            --    349,981    (1,639,793)          --
  Net income..................          --         --             --     2,397,009         --            --           --
                                ----------   --------    -----------   -----------   --------   -----------    ---------
BALANCE, December 31, 1998....  22,607,290   $113,036    $24,403,949   $(5,585,453)   533,664   $(2,645,232)   $(403,791)
                                ==========   ========    ===========   ===========   ========   ===========    =========


                                   TOTAL
                                -----------
BALANCE, December 31, 1995....  $ 9,484,390
  Exercise of warrants, net of
    related costs.............    1,975,574
  Exercise of stock options...      781,093
  Distribution of 3% stock
    dividend..................           --
  Cash dividend declared
    ($0.02 per share).........     (437,221)
  Net income..................    2,491,981
                                -----------
BALANCE, December 31, 1996....   14,295,817
  Exercise of stock options,
    including tax benefits....    2,444,924
  Cash dividends declared
    ($0.08 per share).........   (1,757,611)
  Acquisition of treasury
    stock.....................     (751,376)
  Net income..................    2,501,153
                                -----------
BALANCE, December 31, 1997....   16,732,907
  Exercise of stock options,
    including tax benefits....      823,523
  Payments on receivable from
    officer...................       13,820
  Cash dividends declared
    ($0.11 per share).........   (2,444,957)
  Acquisition of treasury
    stock.....................   (1,639,793)
  Net income..................    2,397,009
                                -----------
BALANCE, December 31, 1998....  $15,882,509
                                ===========

   The accompanying notes are an integral part of these financial statements.

                            PSYCHEMEDICS CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                     YEARS ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 1998          1997          1996
                                                              ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $2,397,009    $2,501,153    $2,491,981
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................     990,807       696,514       535,522
    Deferred income taxes...................................     139,000      (380,000)           --
    Changes in current assets and liabilities:
      Accounts receivable...................................     722,689    (1,127,072)     (934,646)
      Laboratory supplies...................................      (9,691)     (269,548)       22,439
      Prepaid expenses and other current assets.............      33,486      (386,046)      (57,581)
      Accounts payable......................................     478,813      (199,175)      (70,978)
      Accrued expenses......................................     361,934      (111,424)       89,054
      Accrued income taxes..................................     (54,886)      (18,040)      228,241
      Deferred revenue......................................     (51,343)    1,439,485        48,525
                                                              ----------    ----------    ----------
         Net cash provided by operating activities..........   5,007,818     2,145,847     2,352,557
                                                              ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net sales (purchases) of short-term investments...........     357,982    (1,075,691)   (3,091,131)
  Purchases of property and equipment.......................  (1,889,849)   (1,412,695)     (736,432)
  (Increase) decrease in other assets.......................     (75,128)      (33,717)        3,689
                                                              ----------    ----------    ----------
         Net cash used in investing activities..............  (1,606,995)   (2,522,103)   (3,823,874)
                                                              ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on obligations under capital leases..............          --            --       (16,459)
  Proceeds from the exercise of stock options, including tax
    benefits................................................     823,523     2,444,924     2,756,667
  Dividends paid............................................  (2,444,957)   (2,194,828)           --
  Acquisition of treasury stock.............................  (1,639,793)     (751,376)           --
                                                              ----------    ----------    ----------
         Net cash (used in) provided by financing
           activities.......................................  (3,261,227)     (501,280)    2,740,208
                                                              ----------    ----------    ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     139,596      (877,536)    1,268,891
CASH AND CASH EQUIVALENTS, beginning of year................     585,142     1,462,678       193,787
                                                              ----------    ----------    ----------
CASH AND CASH EQUIVALENTS, end of year......................  $  724,738    $  585,142    $1,462,678
                                                              ==========    ==========    ==========
Supplemental Disclosure of Cash Flow Information
         Cash paid for interest.............................  $       --    $       --    $      578
                                                              ==========    ==========    ==========
         Cash paid for income taxes.........................  $1,073,000    $  156,000    $  119,000
                                                              ==========    ==========    ==========
Supplemental Disclosure of Non-Cash Financing Activity
         Issuance of common stock for receivable from
           officer..........................................  $       --    $  417,611    $       --
                                                              ==========    ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                            PSYCHEMEDICS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

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

  Management Estimates and Uncertainties

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

     The Company is subject to a number of risks and uncertainties similar to those of other companies, such as those associated with the continued expansion of the Company's sales and marketing network, development of markets for new products and services offered by the Company, the economic health of principal customers of the Company, financial and operational risks associated with possible expansion of testing facilities used by the Company, government regulation (including, but not limited to, Food and Drug Administration regulations), competition and general economic conditions.

  Cash Equivalents and Short-Term Investments

     The Company considers all highly liquid investments with original maturities of 90 days or less from the date of purchase to be cash equivalents. Cash equivalents consist principally of money market accounts at December 31, 1998 and 1997.

     The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost, which approximates fair market value. All short-term investments were classified as held-to-maturity as December 31, 1998 and 1997. Short-term investments have maturities between three months and one year and consist principally of securities issued by the U.S. Government at December 31, 1998 and 1997.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the assets, using the straight-line method. The estimated useful lives of the assets are as follows:

Computer software                         5 years
Office furniture and equipment            5 to 7 years
Laboratory equipment                      5 to 7 years

                            PSYCHEMEDICS CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1998

  Other Assets

     Other assets consist primarily of capitalized legal costs relating to patent applications on the Company's drug extraction method. The Company is amortizing the cost of these patents over 10 years from the date of grant. The Company recorded amortization of $63,521 and $60,000 in 1998 and 1997, respectively. In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of, the Company evaluates the realizability of its patents based on estimated cash flows to be generated from such assets as compared to the original estimates. To the extent an impairment is identified, the Company will recognize a write-down of the related assets. To date, no impairment has been identified.

  Revenue Recognition

     Except as provided below, revenues from the Company's services are recognized upon reporting of drug test results to the customer. Revenues related to sample collection kits not returned for processing by customers are recognized when the likelihood of the Company performing any service obligation is deemed remote. At December 31, 1998 and 1997, the Company had deferred revenue balances of approximately $1,437,000 and $1,488,000, respectively, reflecting payments for its personal drug testing service received prior to the performance of the related test.

  Income Taxes

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. This statement requires the Company to recognize a current tax liability or asset for current taxes payable or refundable, and a deferred tax liability or asset for the estimated future tax effects of temporary differences between the financial statement and tax reporting of assets and liabilities to the extent that they are realizable. Deferred tax expense (benefit) results from the net change in deferred tax assets and liabilities during the year. A deferred tax valuation allowance is required if it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized.

  Research and Development Expenses

     The Company charges all research and development expenses to operations as incurred.

  Concentration of Credit Risk

     SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet or concentration of credit risk. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash equivalents, short-term investments and accounts receivable. The Company places its investments in highly rated institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

                            PSYCHEMEDICS CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1998

  Significant Customers

     No single customer accounted for greater than 10% of revenues in 1998. One of the Company's customers accounted for 10% and 15% of total revenues in 1997 and 1996, respectively. As of December 31, 1998 and 1997, the same customer accounted for 10% and 16% of total accounts receivable, respectively.

  Basic and Diluted Net Income Per Share

     In accordance with SFAS No. 128, Earnings Per Share, basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share was computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The number of dilutive common equivalent shares outstanding during the period has been determined in accordance with the treasury-stock method. Common equivalent shares consist of common stock issuable upon the exercise of outstanding options.

     Basic and diluted weighted average common shares outstanding are as follows:

                                                    1998         1997         1996
                                                 ----------   ----------   ----------
Weighted average common shares outstanding.....  22,205,626   21,963,116   21,145,699
Dilutive common equivalent shares..............     381,079      577,725    1,018,527
                                                 ----------   ----------   ----------
Weighted average common shares outstanding,
  assuming dilution............................  22,586,705   22,540,841   22,164,226
                                                 ==========   ==========   ==========

     As of December 31, 1998, 1997 and 1996, options to purchase 553,666, 113,000 and 50,000 common shares, respectively, were outstanding but not included in the dilutive common equivalent share calculation as their effect would have been antidilutive.

  Financial Instruments

     SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure about the fair value of financial instruments. Financial instruments consist principally of cash equivalents, short-term investments, accounts receivable and accounts payable. The estimated fair value of these financial instruments approximates their carrying value and, except for accounts receivable, is based primarily on market quotes. The Company's cash equivalents and short-term investments are generally money market accounts and securities issued by the U.S. Government.

  Comprehensive Income

     Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company's total comprehensive income was the same as reported net income for all periods presented.

  Segment Reporting

     The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in the fiscal year ended December 31, 1998. SFAS No. 131 establishes standards for

                            PSYCHEMEDICS CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1998

reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. To date, the Company has managed its operations as one segment, drug testing services. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company's principal operating segment. Substantially all of the Company's revenues are generated in the United States. All of the Company's assets are located in the United States.

  Software Development Costs

     In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria have been met. The Company adopted SOP 98-1 beginning January 1, 1998. SOP 98-1 had no effect upon adoption. As of December 31, 1998 and 1997, $1,205,540 and $871,937 of software development costs, respectively, have been capitalized. During the years ended December 31, 1998 and 1997, $43,930 and $20,848 of related amortization was charged to operations, respectively.

  Start-Up Costs

     In April 1998, the AICPA issued SOP 98-5, Reporting on the Costs of Start-Up Activities, which requires that all nongovernmental entities charge to operations the costs of start-up activities, including organizational costs, as those costs are incurred. The Company has historically recorded all such costs as expenses in the period incurred.

  Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for all periods beginning after June 15, 1999 and establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

2.  RECEIVABLE FROM OFFICER

     The amounts receivable from officer represent advances for the purchase of common stock. The notes bear interest at 4.82% and are full recourse. The notes, together with accrued interest, are payable approximately $200,000 on November 12, 1999 and approximately $204,000 on January 6, 2000.

3.  ROYALTY AGREEMENTS

     The Company has a royalty-free license from the founder for the proprietary rights to the patented hair analysis technology used by the Company in its drug testing services. The Company has two agreements to sublicense its technology, which have not generated significant royalties to date.

                            PSYCHEMEDICS CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1998

4.  INCOME TAXES

     The income tax provisions for the years ended December 31, 1998, 1997 and 1996 consist of the following:

                                                    1998         1997         1996
                                                 ----------   ----------   ----------
Current--
  Federal......................................  $  998,000   $1,197,400   $  941,400
  State........................................     333,000      254,600      174,400
                                                 ----------   ----------   ----------
                                                  1,331,000    1,452,000    1,115,800
                                                 ----------   ----------   ----------
Deferred--
  Federal......................................     104,000     (290,300)    (802,500)
  State........................................      35,000      (89,700)     (36,300)
                                                 ----------   ----------   ----------
                                                    139,000     (380,000)    (838,800)
                                                 ----------   ----------   ----------
                                                 $1,470,000   $1,072,000   $  277,000
                                                 ==========   ==========   ==========

     The provisions for income taxes differ from the amount computed by applying the statutory federal income tax rate as follows:

                                                         1998      1997      1996
                                                         -----    ------    ------
Federal statutory rate...............................     34.0%     34.0%     34.0%
Increase (decrease) resulting from--
  State tax provision, net of federal benefit........      5.9       6.3       6.3
  Utilization of net operating loss carryforwards
     previously not benefitted.......................       --     (10.6)    (30.8)
  Utilization of tax credits.........................     (5.7)       --        --
  Non-deductible expenses............................      3.8       3.6       0.5
  Other, net.........................................       --      (3.3)       --
                                                         -----    ------    ------
Effective tax rate...................................     38.0%     30.0%     10.0%
                                                         =====    ======    ======

     The components of the net deferred tax assets included in the accompanying balance sheets are approximately as follows:

                                                                1998        1997
                                                              ---------   ---------
Deferred revenue............................................  $ 442,000   $ 488,000
Nondeductible reserves and accruals.........................    143,000     154,000
Net operating loss carryforwards............................         --     284,000
Property basis differences..................................   (344,000)   (262,000)
                                                              ---------   ---------
     Subtotal...............................................    241,000     664,000
Valuation allowance.........................................         --    (284,000)
                                                              ---------   ---------
     Net asset..............................................  $ 241,000   $ 380,000
                                                              =========   =========

                            PSYCHEMEDICS CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1998

     A valuation allowance was provided in 1997 on the net operating loss carryforwards (NOLs) which were generated from the exercise of stock options. These NOLs resulted in an increase to paid-in capital when realized in 1998.

5.  STOCK OPTIONS

  Employee Stock Option Plan

     The Company's 1989 Employee Stock Option Plan, as amended (the Plan), provides for the issuance of incentive stock options (ISOs) and nonqualified stock options (NSOs) to key employees and officers of the Company to purchase up to 3,399,000 shares of the Company's common stock. The Plan is administered by a committee of non-employee directors. Under the terms of the Plan, the Company may grant employees either incentive stock options or non-qualified stock options to purchase shares of the Company's common stock at exercise prices not less than the fair market value at the date of grant, as defined in the Plan. Options are exercisable on terms to be established by the committee at its discretion. Options are generally exercisable over the four-year period following the date of grant and expire no later than ten years from the date of grant.

  Nonqualified Stock Options to Non-Employee Directors

     The Company's 1989 Non-Qualified Stock Option Plan, as amended, provides for the issuance of NSOs to non-employee directors to purchase up to 309,000 shares of the Company's common stock. Options to purchase 25,750 shares of common stock of the Company are automatically granted under this plan to each non-employee director of the Company upon appointment to the Board of Directors (Initial Options). Initial Options are exercisable over the two-year period following the date of grant and expire ten years from the date of grant. In addition, as of March 15 of each year, options to acquire 20,600 shares are automatically granted to each person then serving as an outside director (Annual Options).

     Annual Options become exercisable, in full, one year following the date of grant and expire no later than ten years from date of grant. Initial Options and Annual Options have exercise prices equal to the fair market value on the date of grant.

     The Company's 1991 Non-Qualified Stock Option Plan, as amended, provides for the issuance of NSOs to key employees and consultants to purchase up to 309,000 shares of the Company's common stock. The plan is administered by a committee of the Board of Directors. Under the terms of the plan, the Company may grant non-qualified stock options at option prices and terms to be determined by the committee at its discretion and expire no later than ten years from the date of grant.

                            PSYCHEMEDICS CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1998

     A summary of all stock option transactions for the years ended December 31, 1998, 1997 and 1996 is as follows (in thousands, except per share amounts):

                                                                             WEIGHTED
                                                              NUMBER OF      AVERAGE
                                                               SHARES     EXERCISE PRICE
                                                              ---------   --------------
Outstanding, December 31,1995...............................    3,259         $2.50
  Granted...................................................      265          5.70
  Exercised.................................................   (1,509)         1.88
  Terminated................................................     (108)         2.06
                                                               ------         -----
Outstanding, December 31,1996...............................    1,907          2.98
  Granted...................................................      173          6.89
  Exercised.................................................     (625)         2.48
  Terminated................................................      (31)         4.16
                                                               ------         -----
Outstanding, December 31,1997...............................    1,424          4.02
  Granted...................................................      337          5.17
  Exercised.................................................     (225)         2.27
  Terminated................................................      (70)         5.14
                                                               ------         -----
Outstanding, December 31,1998...............................    1,466         $4.43
                                                               ======         =====
Exercisable, December 31,1998...............................      903         $3.93
                                                               ======         =====
Exercisable, December 31,1997...............................      758         $3.04
                                                               ======         =====
Exercisable, December 31,1996...............................    1,188         $2.45
                                                               ======         =====

     The following table summarizes information about stock options outstanding at December 31, 1998 (in thousands, except per share amounts):

                                OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                       -------------------------------------   -------------------
                                      WEIGHTED
                                      AVERAGE      WEIGHTED               WEIGHTED
      EXERCISE                       REMAINING      AVERAGE     NUMBER    AVERAGE
        PRICE          NUMBER OF    CONTRACTUAL    EXERCISE       OF      EXERCISE
        RANGE           OPTIONS         LIFE         PRICE     OPTIONS     PRICE
---------------------  ----------   ------------   ---------   --------   --------
        $1.85             221           4.93         $1.85       221       $1.85
     2.82 - 3.63          403           6.10          2.99       324        3.03
     5.03 - 7.06          792           8.20          5.68       346        5.96
        7.69               50           8.44          7.69        12        7.69

     The weighted average remaining contractual life of options outstanding at December 31, 1998, 1997 and 1996 was 7.14 years, 7.63 years, and 7.23 years, respectively.

  Accounting for Stock-Based Compensation

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. The Company has computed the value of options using the Black-Scholes option pricing model prescribed by SFAS No. 123.

                            PSYCHEMEDICS CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1998

     The assumptions used and the weighted average information for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                    1998       1997         1996
                                                  --------   --------   -------------
Risk-free interest rates........................   5.15%      6.32%     5.36% - 6.07%
Expected dividend yield.........................     2%         1%           1%
Expected lives..................................  5 years    5 years       5 years
Expected volatility.............................   42.68%     69.70%       84.01%
Weighted average grant-date fair value of
  options granted during the period.............  $ 2.14     $ 4.44     $   2.14

     Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, net income and basic and diluted net income per share would have been approximately as follows:

                                                    1998         1997         1996
                                                 ----------   ----------   ----------
As reported --
     Net income................................  $2,397,009   $2,501,153   $2,491,981
     Basic net income per share................  $     0.11   $     0.11   $     0.12
     Diluted net income per share..............  $     0.11   $     0.11   $     0.11
Pro forma --
     Net income................................  $1,713,342   $1,892,035   $2,281,761
     Basic net income per share................  $     0.08   $     0.09   $     0.11
     Diluted net income per share..............  $     0.08   $     0.08   $     0.10

     Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

6.  COMMITMENTS

  Lease Agreements

     The Company leases certain of its facilities and equipment under operating lease agreements expiring on various dates through December 2005. Total minimum lease payments, including scheduled increases, are charged to operations on the straight-line basis over the life of the respective lease. Rent expense for the years ended December 31, 1998, 1997 and 1996 was approximately $441,000, $475,000, and $450,000, respectively.

     At December 31, 1998, minimum commitments remaining under lease agreements were as follows:

                                                                AMOUNT
                                                              ----------
Years ending December 31:
     1999...................................................  $  444,000
     2000...................................................  $  403,000
     2001...................................................  $  377,000
     2002...................................................  $  373,000
     2003...................................................  $  342,000
     Thereafter.............................................  $  479,000
                                                              ----------
                                                              $2,418,000
                                                              ==========

                            PSYCHEMEDICS CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1998

7.  EMPLOYEE BENEFIT PLAN

     On November 1, 1997, the Company adopted the Psychemedics Corporation 401(k) Savings and Retirement Plan (the 401(k) Plan). The 401(k) Plan is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code. All employees over the age of 21 who have completed one year of service are eligible to make pre-tax contributions up to a specified percentage of their compensation. Under the 401(k) Plan, the Company may, but is not obligated to, match a portion of the employees' contribution up to a defined maximum. A matching contribution of $94,111 was made in 1998 while no contribution was made in 1997.

8.  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                   DECEMBER 31,
                                                               --------------------
                                                                 1998        1997
                                                               --------    --------
Accrued payroll and employee benefits......................    $246,277    $187,085
Other accrued expenses.....................................     336,477      33,735
                                                               --------    --------
                                                               $582,754    $220,820
                                                               ========    ========

9.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following are selected quarterly financial data for the years ended December 31, 1998 and 1997:

                                                                QUARTER ENDED
                                            ------------------------------------------------------
                                            MARCH 31,     JUNE 30,    SEPTEMBER 30,   DECEMBER 31,
                                               1998         1998          1998            1998
                                            ----------   ----------   -------------   ------------
Revenues..................................  $4,121,903   $4,834,720    $4,571,820      $4,141,532
Gross profit..............................   2,427,015    2,924,394     2,623,795       2,226,197
Income from operations....................     944,034    1,175,911       826,078         360,751
Net income................................     641,278      782,186       575,409         398,136
Basic net income per share................        0.03         0.04          0.03            0.02
Diluted net income per share..............        0.03         0.03          0.03            0.02

                                                                QUARTER ENDED
                                            ------------------------------------------------------
                                            MARCH 31,     JUNE 30,    SEPTEMBER 30,   DECEMBER 31,
                                               1997         1997          1997            1997
                                            ----------   ----------   -------------   ------------
Revenues..................................  $3,253,743   $4,402,203    $3,673,859      $4,069,147
Gross profit..............................   1,931,871    2,795,588     2,076,892       2,536,997
Income from operations....................     632,867      998,362       439,192         985,599
Net income................................     637,107      745,520       374,436         744,090
Basic net income per share................        0.03         0.03          0.02            0.03
Diluted net income per share..............        0.03         0.03          0.02            0.03

                            PSYCHEMEDICS CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1998

10. ALLOWANCE FOR DOUBTFUL ACCOUNTS

     A summary of the allowance for doubtful accounts is as follows:

                                                        1998       1997       1996
                                                      --------   --------   --------
Balance, beginning of period........................  $264,429   $163,991   $ 31,175
Provision for doubtful accounts.....................   165,000    162,000    180,000
Write-offs..........................................   (52,429)   (61,562)   (47,184)
                                                      --------   --------   --------
Balance, end of period..............................  $377,000   $264,429   $163,991
                                                      ========   ========   ========

11. SUBSEQUENT EVENT

     On February 23, 1999, the Company declared a cash dividend of $.04 per share payable on March 22, 1999 to shareholders of record at the close of business on March 5, 1999.

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

Date: March 24, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            /s/ RAYMOND C. KUBACKI, JR.                President and Chief             March 24, 1999
---------------------------------------------------    Executive Officer, Director
              RAYMOND C. KUBACKI, JR.                  (Principal Executive
                                                       Officer)

                /s/ PETER C. MONSON                    Vice President, Treasurer &     March 24, 1999
---------------------------------------------------    Controller (Principal
                  PETER C. MONSON                      Financial and Accounting
                                                       Officer)

         /s/ WERNER A. BAUMGARTNER, PH.D.              Director                        March 24, 1999
---------------------------------------------------
           WERNER A. BAUMGARTNER, PH.D.

               /s/ A. CLINTON ALLEN                    Director                        March 24, 1999
---------------------------------------------------
                 A. CLINTON ALLEN

                /s/ DONALD F. FLYNN                    Director                        March 24, 1999
---------------------------------------------------
                  DONALD F. FLYNN

                 /s/ JOHN J. MELK                      Director                        March 24, 1999
---------------------------------------------------
                   JOHN J. MELK

                /s/ FRED J. WEINERT                    Director                        March 24, 1999
---------------------------------------------------
                  FRED J. WEINERT

                            PSYCHEMEDICS CORPORATION

                               INDEX TO EXHIBITS

EXHIBIT                                                                   PAGE OR
NUMBER                           DESCRIPTION                             REFERENCE
-------                          -----------                             ---------
    3    Articles of Incorporation and By-Laws
  3.1    Certificate of Incorporation filed September 24,
         1986 -- (Incorporated by reference from the Registrant's
         Registration Statement on Form S-18, File No. 33-10186 LA).
  3.2    Amendment to Certificate of Incorporation filed October 29,
         1986 -- (Incorporated by reference from the Registrant's
         Registration Statement on Form S-18, File No. 33-10186 LA).
  3.3    Amendment to Certificate of Incorporation filed July 12,
         1989 -- (Incorporated by reference from the Registrant's
         Annual Report on Form 10-K for the fiscal year ended June
         30, 1989.)
  3.4    Amendment to Certificate of Incorporation filed August 7,
         1990 -- (Incorporated by reference from the Registrant's
         Quarterly Report on Form 10-Q for the Quarter ended
         September 30, 1990 as amended by a First Amendment on Form 8 filed December 15, 1990.)
  3.5    Amendment to Certificate of Incorporation filed May 9,
         1991 -- (Incorporated by reference from the Registrant's
         Quarterly Report on Form 10-Q for the quarter ended June 30,
         1991.)
  3.6    By-Laws of the Company -- (Incorporated by reference from
         the Registrant's Registration Statement on Form S-18, File
         No. 33-10186 LA).
    4    Instruments Defining the Rights of Security Holders
  4.1    Specimen Stock Certificate -- (Incorporated by reference
         from the Registrant's Registration Statement on Form S-18,
         File No. 33-10186 LA).
  10     Material Contracts
10.1     License Agreement with Werner Baumgartner, Ph.D. and Annette
         Baumgartner dated January 17, 1987 -- (Incorporated by
         reference from the Registrant's Registration Statement on
         Form S-18, File No. 33-10186 LA).
10.2*    1989 Employee Stock Option Plan, as amended -- (Incorporated by reference from the Registrant's 1997 Annual Proxy
         Statement.)
10.3*    1989 Non-Qualified Stock Option Plan, as amended
         (Incorporated by reference from the Registrant's Annual
         Report on Form 10-K for the fiscal year ended December 31,
         1996.
10.4*    1991 Non-Qualified Stock Option Plan -(Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1991.)
10.5     Lease dated October 6, 1992 with Mitchell H. Hersch, et. al with respect to premises in Culver City,
         California -- (Incorporated by reference from the
         Registrant's Annual Report on Form 10-KSB for for the fiscal year ended December 31, 1992.)
10.5.1   Security Agreement dated October 6, 1992 with Mitchell H.
         Hersch et. al (Incorporated by reference from the
         Registrant's Annual Report on Form 10-KSB for the fiscal
         year ended December 31, 1992.)
10.5.2   First Amendment to Lease dated with Mitchell H. Hersch,
         et.al -- (Incorporated by reference from the Registrant's
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 1997.)

EXHIBIT                                                                   PAGE OR
NUMBER                           DESCRIPTION                             REFERENCE
-------                          -----------                             ---------
10.5.3   Second Amendment to Lease dated with Mitchell H. Hersch,
         et.al. (Incorporated by reference from the Registrant's
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 1997.)
10.5.4   Third Amendment to Lease dated December 31, 1997 with
         Mitchell H. Hersch, et.al. (Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)
23       Consents of Experts and Counsel
23.1     Consent of Arthur Andersen LLP                                Filed herewith
27       Financial Data Schedule                                       Filed herewith

---------------

* Represents a management contract or compensatory plan in which a director or named executive officer of the Registrant participates.