Form 10-Q
period 1999-03-31
PSYCHEMEDICS CORP
filed 1999-05-13
CIK 806517

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For quarterly period ended MARCH 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                Yes [X]   No [ ]

Number of shares outstanding of only class of Issuer's Common Stock as of May 10, 1999: Common Stock $.005 par value (21,955,026 shares).

                            PSYCHEMEDICS CORPORATION

                                                                        PAGE NO.
                                                                        --------

Part I   FINANCIAL INFORMATION

   Item 1  Financial Statements

           Condensed Balance Sheets as of March 31, 1999
           and December 31, 1998                                              3

           Condensed Statements of Income for the three
           month periods ended March 31, 1999 and 1998                        4

           Condensed Statements of Cash Flows for the
           three month periods ended March 31, 1999 and 1998                  5

           Notes to Condensed Financial Statements                          6-8

   Item 2  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             9-11

   Item 3  Quantitative and Qualitative Disclosures about
           Market Risk                                                       12

Part II  OTHER INFORMATION

   Item 6  Exhibits and Reports on Form 8-K                                  12


SIGNATURES                                                                   13

EXHIBIT INDEX                                                                14

                            PSYCHEMEDICS CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           MARCH 31,        DECEMBER 31,
                                                                             1999               1998
                                                                         -----------        ------------
                                     ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                                       $   450,136        $    724,738
         Short-term investments                                            7,728,895           9,088,436
         Accounts receivable, net                                          3,938,974           3,075,619
         Inventories                                                         482,463             510,016
         Prepaid expenses and other current assets                           813,527             723,388
                                                                         -----------        ------------
                Total current assets                                      13,413,995          14,122,197
                                                                         -----------        ------------

PROPERTY AND EQUIPMENT:
Equipment and leasehold improvements, at cost                              8,221,085           8,131,365
Less-Accumulated depreciation and amortization                            (4,264,362)         (3,949,128)
                                                                         -----------        ------------
                                                                           3,956,723           4,182,237
                                                                         -----------        ------------
OTHER ASSETS - NET                                                           418,935             434,925
                                                                         -----------        ------------
                                                                         $17,789,653        $ 18,739,359
                                                                         ===========        ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable                                                $   493,228        $    675,072
         Accrued expenses                                                    790,288             745,111
         Deferred revenue                                                  1,281,747           1,436,667
                                                                         -----------        ------------
                Total current liabilities                                  2,565,263           2,856,850
                                                                         -----------        ------------

SHAREHOLDERS' EQUITY:
Preferred stock, $.005 par value; 1,000,000
         shares authorized; none outstanding                                      --                  --
Common stock; $.005 par value; 50,000,000
         shares authorized; issued 22,607,290
         shares in 1999 and 1998                                             113,036             113,036
Paid-in capital                                                           24,403,949          24,403,949
Accumulated deficit                                                       (5,899,759)         (5,585,453)
Less - Treasury stock, at cost; 609,064 and 533,664
         shares in 1999 and 1998, respectively                            (2,984,218)         (2,645,232)
Less - Receivable from officer                                              (408,618)           (403,791)
                                                                         -----------        ------------
Total shareholders' equity                                                15,224,390          15,882,509
                                                                         -----------        ------------
                                                                         $17,789,653        $ 18,739,359
                                                                         ===========        ============



See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                            PSYCHEMEDICS CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                      --------------------------
                                                         1999           1998
                                                      -----------    -----------

REVENUE                                               $ 4,680,257    $ 4,121,903
DIRECT COSTS                                            1,943,099      1,694,888
                                                      -----------    -----------
        Gross profit                                    2,737,158      2,427,015
                                                      -----------    -----------
EXPENSES:
         General and administrative                       759,759        607,966
         Marketing and selling                            991,574        768,022
         Research and development                         141,061        106,993
                                                      -----------    -----------
                                                        1,892,394      1,482,981
                                                      -----------    -----------
OPERATING INCOME                                          844,764        944,034
OTHER INCOME                                              116,655        136,384
                                                      -----------    -----------
NET INCOME BEFORE INCOME TAXES                            961,419      1,080,418
PROVISION FOR INCOME TAXES                                394,180        439,140
                                                      -----------    -----------
NET INCOME                                            $   567,239    $   641,278
                                                      ===========    ===========
BASIC NET INCOME PER SHARE                            $      0.03    $      0.03
                                                      ===========    ===========
DILUTED NET INCOME PER SHARE                          $      0.03    $      0.03
                                                      ===========    ===========
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                                     22,047,703     22,210,334
                                                      ===========    ===========
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING, ASSUMING DILUTION                  22,279,304     22,693,908
                                                      ===========    ===========







See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                            PSYCHEMEDICS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                    -------------------------
                                                                       1999          1998
                                                                    -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                      $  567,239    $  641,278
    Adjustments to reconcile net income to net cash
           (used in) provided by operating activities:
     Depreciation and amortization                                      331,224       223,929
     Changes in assets and liabilities:
           Receivables                                                 (868,182)      691,311
           Inventories                                                   27,553         9,489
           Prepaid expenses and other current assets                    (90,139)     (202,587)
           Accounts payable                                            (181,844)      451,232
           Accrued expenses                                              45,177       394,797
           Deferred revenue                                            (154,920)      211,810
                                                                     ----------    ----------
           Net cash (used in) provided by operating activities         (323,892)    2,421,259
                                                                     ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Maturities (purchases) of short-term investments - net           1,359,541      (219,236)
     Purchases of property and equipment                                (89,720)     (624,364)
     Increase in other assets - net                                          --       (39,609)
                                                                     ----------    ----------
           Net cash provided by (used in) investing activities        1,269,821      (883,209)
                                                                     ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash dividends paid                                               (881,545)     (442,605)
     Acquisition of treasury stock                                     (338,986)           --
     Net proceeds from the issuance of common stock                          --        69,092
                                                                     ----------    ----------
           Net cash used in financing activities                      1,220,531)     (373,513)
                                                                     ----------    ----------
NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                                (274,602)    1,164,537
                                                                     ----------    ----------
CASH AND CASH EQUIVALENTS, beginning of period                          724,738       585,142
                                                                     ----------    ----------
CASH AND CASH EQUIVALENTS, end of period                             $  450,136    $1,749,679
                                                                     ==========    ==========





See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                            PSYCHEMEDICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1999

1.   Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (the "Company") as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The balance sheet presented as of December 31, 1998 has been derived from the financial statements that have been audited by the Company's independent public accountants. The results of operations for the three months ended March 31, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999, or any other period.

2.   Basic and Diluted Net Income Per Share

In accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings Per Share, basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share was computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The number of dilutive common equivalent shares outstanding during the period has been determined in accordance with the treasury-stock method. Common equivalent shares consist of common stock issuable upon the exercise of outstanding options.

Basic and diluted weighted average common shares outstanding are as follows:

                                                        Three Months Ended
                                                     ------------------------
                                                      March 31,     March 31,
                                                        1999          1998
                                                     ----------    ----------

Weighted average common shares outstanding           22,047,703    22,210,334
Dilutive common equivalent shares                       231,601       483,574
                                                     ----------    ----------
Weighted average common  shares outstanding,
    assuming dilution                                22,279,304    22,693,908
                                                     ==========    ==========


For the three months ended March 31, 1999 and 1998, options to purchase 832,406 and 462,116 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

3.   Revenue Recognition

Except as provided below, revenues from the Company's services are recognized upon reporting of drug test results to the customer. Revenues related to sample collection kits not returned for processing by customers are recognized when the likelihood of the Company performing any service obligation is deemed remote. At March 31, 1999 and December 31, 1998, the Company had deferred revenue balances of approximately $1,282,000 and $1,437,000, respectively, reflecting payments for its personal drug testing service received prior to the performance of the related test.

4.   Comprehensive Income

The Company's comprehensive income for the three month periods ended March 31, 1999 and 1998 was the same as reported net income.

5.   Segment Reporting

The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in the fiscal year ended December 31, 1998. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. To date, the Company has managed its operations as one segment, drug testing services. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company's principal operating segment. Substantially all of the Company's revenues are generated in the United States. All of the Company's assets are located in the United States.

6.   New Accounting Pronouncements

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria have been met. The Company adopted SOP 98-1 beginning January 1, 1998. SOP 98-1 had no effect upon adoption. As of March 31, 1999 and December 31, 1998, $1,205,540 of software development costs have been capitalized. During the three month periods ended March 31, 1999 and 1998, $59,966 and $10,427, respectively, of related amortization was charged to operations.

In April 1998, the AICPA issued SOP 98-5, Reporting on the Costs of Start-Up Activities, which requires that all nongovernmental entities charge to operations the costs of start-up activities, including organizational costs, as those costs are incurred. The Company has historically recorded all such costs as charges to operations in the period incurred.

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

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     FACTORS THAT MAY AFFECT FUTURE RESULTS
                     --------------------------------------

From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involves risks and uncertainties. In particular, statements contained in this report which are not historical facts (including but not limited to the Company's expectations regarding revenues, business strategy, anticipated operating results, cash dividends and anticipated cash requirements) may be "forward looking" statements. The Company's actual results may differ from those stated in any "forward looking" statements. Factors that may cause such differences include, but are not limited to, risks associated with the continued expansion of the Company's sales and marketing network, development of markets for new products and services offered by the Company, the economic health of principal customers of the Company, financial and operational risks associated with possible expansion of testing facilities used by the Company, government regulation (including, but not limited to, Food and Drug Administration regulations), competition, Year 2000 issues and general economic conditions.

                                    OVERVIEW
                                    --------

Psychemedics Corporation was incorporated in 1986. The Company utilizes a patented hair analysis method involving radioimmunoassay technology to analyze human hair to detect abused substances. The founder of the Company has granted to the Company an exclusive license to all his rights in this hair analysis technology, including his rights to the drug extraction method.

                              RESULTS OF OPERATIONS
                              ---------------------

Revenue was $4,680,257 in the first quarter of 1999 as compared to $4,121,903 in the first quarter of 1998, representing an increase of 14%. The revenue increase was due primarily to increases in volume from both new and existing clients. Gross margin was 58% of sales in the first quarter of 1999 as compared to 59% of sales for the first quarter of 1998. The slight decrease in gross margin was due largely to the addition of production capacity during the latter part of 1998, in anticipation of future increases in sample volume.

General and administrative ("G&A") expenses were $759,759 for the three months ended March 31, 1999 versus $607,966 for the three months ended March 31, 1998, representing an increase of 25%. As a percentage of revenue, G&A expenses increased to 16% in the first quarter of 1999 from 15% in the first quarter of 1998, due primarily to greater personnel costs from additions to staff and 401(k) retirement plan expenses, and increased professional fees for legal and accounting services. Costs related to the implementation of a new billing system also contributed to the increase.

Marketing and selling expenses for the three month period ended March 31, 1999 increased $223,552, to $991,574, an increase of 29%. This increase was primarily due to increased customer service costs pertaining to a sweep of the of one of the Company's larger customers plants (testing of all union employees) and expanded marketing activities related to the corporate market. Total marketing and selling expenses represented 21% of revenues in the first quarter of 1999 versus 19% of revenues in the first quarter of 1998. The Company expects to continue to aggressively promote its drug testing services during the remainder of 1999 and in future years in order to expand its client base.

Other income for the three month period ended March 31, 1999 represented primarily interest earned on cash equivalents and short-term investments. The decrease in 1999 was primarily due to lower average investment balances coupled with decreased yields on these investments.

During the three months ended March 31, 1999 and March 31, 1998, the Company recorded tax provisions of $394,180 and $439,140, respectively, reflecting an effective tax rate of 41%.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

At March 31, 1999, the Company had $8.2 million of cash, cash equivalents and short-term investments. The Company's operating activities used net cash of $323,892 in the three months ended March 31, 1999. Investing activities provided $1,269,821 in the three month period while financing activities used a net amount of $1,220,531 during the period.

Operating cash flows decreased $2,745,151 in the first three months of 1999, compared to the year earlier period. This was primarily due to a significant increase in accounts receivable resulting from seasonal fluctuations, as well as a decrease in accounts payable and deferred revenue. The non-cash effect of depreciation and amortization in the 1999 and 1998 periods was $331,224 and $223,929, respectively.

Capital expenditures in the first three months of 1999 were $89,720. The expenditures primarily consisted of new equipment, including laboratory and computer equipment. The Company believes that within the next two years it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $4 million.

During the three month period ended March 31, 1999, the Company distributed $881,545 in cash dividends to its shareholders. In addition, on May 6, 1999, the Company declared a cash dividend of $0.04 per share payable on June 29, 1999 to holders of record on June 15, 1999.

During the three month period ended March 31, 1999, the Company repurchased a total of 75,400 shares for treasury at an aggregate cost of $338,986.

At March 31, 1999, the Company's principal sources of liquidity included an aggregate of $8.2 million of cash, cash equivalents and short-term investments. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company's results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could potentially include joint ventures, issuances of common stock or debt financing. At March 31, 1999, the Company had no long-term debt.

                            IMPACT OF YEAR 2000 ISSUE
                            -------------------------

The Year 2000 issue results from computer programs written using two digits rather than four to define the applicable year. Some of the Company's computer programs or hardware and equipment that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Company has made substantial modifications and improvements to all of its operational and financial software. An integral part of this process has been to ensure that all newly purchased and internally developed software is Year 2000 compliant. The Company has completed a preliminary evaluation of all of the existing software used in its internal systems and operations and now expects that it will be Year 2000 compliant by the end of the third quarter of 1999, and that the cost to bring such software into compliance will not exceed $20,000. The Company is still evaluating various hardware and equipment components used in its laboratory operations and also expects to be Year 2000 compliant in this area by the end of the third quarter of 1999, at an estimated additional cost of less than $100,000. The Company believes that although these costs are not material to its business, if these efforts are not completed on time, or if the cost of updating or replacing the Company's information systems greatly exceeds the Company's current estimates, the Year 2000 issue could have a material adverse impact on the Company's business, financial condition or results of operations.

The Company also intends to determine the extent to which the Company may be vulnerable to any failures by its major suppliers, customers or service providers to remedy their own Year 2000 issues, and is in the process of initiating formal communications with these parties. At this time the Company is unable to estimate the nature or extent of any potential adverse impact resulting from the failure of third party suppliers, customers or service providers to achieve Year 2000 compliance, although the Company does not currently anticipate that it will experience any material shipment delays from its major product suppliers or any material payment delays from its major customers due to Year 2000 issues. However, there can be no assurance that these third parties will not experience Year 2000 problems or that any problems would not have a material effect on the Company's business. Because the cost and timing of Year 2000 compliance by third parties such as suppliers, customers and service providers is not within the Company's control, no assurance can be given with respect to the cost or timing of such efforts or any potential adverse effects on the Company of any failure by these third parties to achieve Year 2000 compliance.

Item 3.

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

Interest Rate Sensitivity. The Company maintains a short-term investment portfolio consisting principally of securities issued by the U.S. Government with an average maturity of less than six months. These held-to-maturity securities are subject to interest rate risk and will fall in value if market rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at March 31, 1999, the fair value of the portfolio would decline by an immaterial amount. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits.

              See Exhibit Index included at Page 14 of this Report

          (b) Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Psychemedics Corporation



Date: May 12, 1999                    By: /s/ Raymond C. Kubacki, Jr.
                                          --------------------------------------
                                          Raymond C. Kubacki, Jr.
                                          President and Chief Executive Officer




Date: May 12, 1999                    By: /s/ Peter C. Monson
                                          --------------------------------------
                                          Peter C. Monson
                                          Vice President, Treasurer & Controller

                            PSYCHEMEDICS CORPORATION
                                    FORM 10-Q
                                 MARCH 31, 1999
                                  EXHIBIT INDEX


                                                                        Page No.
                                                                        --------

10.1    November 12, 1998 First Amendment To Promissory Note
        dated November 12, 1997                                          15-16

10.2    January 6, 1999 Second Amendment To Promissory Note
        dated January 6, 1997                                            17-18

27.     Financial Data Schedule                                             19