Form 10-Q
period 1999-06-30
PSYCHEMEDICS CORP
filed 1999-07-30
CIK 806517

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

    X           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
---------       SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended JUNE 30, 1999

---------       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------
Commission file number 1-13738

                            PSYCHEMEDICS CORPORATION
               (exact name of Issuer as specified in its charter)


                 Delaware                               58-1701987
     ---------------------------------          -------------------------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation of organization)               Identification No.)

1280 Massachusetts Ave., Suite 200, Cambridge, MA         02138
-------------------------------------------------       ----------
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

                        Yes    X          No
                            -------          -------

Number of shares outstanding of only class of Issuer's Common Stock as of July 28, 1999: Common Stock $.005 par value (21,791,026 shares).

                            PSYCHEMEDICS CORPORATION


Part I   FINANCIAL INFORMATION                                                           PAGE NO.
                                                                                         --------
         Item 1            Financial Statements

                           Condensed Balance Sheets as of June 30, 1999
                           and December 31, 1998                                            3

                           Condensed Statements of Income for the three
                           month periods ended June 30, 1999 and 1998                       4

                           Condensed Statements of Income for the six
                           month periods ended June 30, 1999 and 1998                       5

                           Condensed Statements of Cash Flows for the
                           six month periods ended June 30, 1999 and 1998                   6

                           Notes to Condensed Financial Statements                          7-9

         Item 2            Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                              10-13

         Item 3            Quantitative and Qualitative Disclosures about
                           Market Risk                                                      13


Part II  OTHER INFORMATION


         Item 4            Submission of Matters to a Vote of Security Holders              14

         Item 6            Exhibits and Reports on Form 8-K                                 14


SIGNATURES                                                                                  15


                            PSYCHEMEDICS CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     JUNE               DECEMBER
                                                                                   30, 1999             31, 1998
                                                                               ------------           ----------
ASSETS
CURRENT ASSETS
        Cash and cash equivalents                                              $   923,160           $   724,738
        Short-term investments                                                   6,525,861             9,088,436
        Accounts receivable                                                      4,532,146             3,075,619
        Inventories                                                                470,181               510,016
        Prepaid expenses and other current assets                                  876,670               723,388
                                                                               -----------           -----------
              Total current assets                                              13,328,018            14,122,197
                                                                               -----------           -----------

PROPERTY AND EQUIPMENT:
Equipment and leasehold improvements, at cost                                    8,520,596             8,131,365
Less-Accumulated depreciation and amortization                                  (4,594,905)           (3,949,128)
                                                                               -----------           -----------
                                                                                 3,925,691             4,182,237
                                                                               -----------           -----------

OTHER ASSETS - NET                                                                 402,945               434,925
                                                                               ===========           ===========
                                                                               $17,656,654           $18,739,359
                                                                               ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
        Accounts payable                                                       $   516,693           $   675,072
        Accrued expenses                                                         1,470,054               745,111
        Deferred revenue                                                         1,159,500             1,436,667
                                                                               -----------           -----------
              Total current liabilities                                          3,146,247             2,856,850
                                                                               -----------           -----------

SHAREHOLDERS' EQUITY:
Preferred stock, $.005 par value; 1,000,000
        Shares authorized; none outstanding
Common stock; $.005 par value; 50,000,000
        shares authorized; issued 22,607,290
        shares in 1999 and 1998                                                    113,036               113,036
Paid-in capital                                                                 24,403,949            24,403,949
Accumulated deficit                                                             (5,813,916)           (5,585,453)
Less - Treasury stock, at cost; 780,264 and
        533,664 shares in 1999 and 1998, respectively                           (3,786,153)           (2,645,232)
Less - Receivable from officer                                                    (406,509)             (403,791)
                                                                               -----------            ----------
Total shareholders' equity                                                      14,510,407            15,882,509
                                                                               -----------            ----------
                                                                               $17,656,654           $18,739,359
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

                            PSYCHEMEDICS CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                           THREE MONTHS
                                                                                          ENDED JUNE 30,
                                                                                --------------------------------
                                                                                   1999                  1998
                                                                                -----------          -----------
          REVENUE                                                               $ 5,854,999          $ 4,834,720
          DIRECT COSTS                                                            2,287,059            1,910,326
                                                                                -----------          -----------
                 Gross profit                                                     3,567,940            2,924,394
                                                                                -----------          -----------

          EXPENSES:
                  General and administrative                                        822,506              768,892
                  Marketing and selling                                           1,080,360              865,737
                  Research and development                                          129,338              113,854
                                                                                -----------          -----------
                                                                                  2,032,204            1,748,483
                                                                                -----------          -----------

          OPERATING INCOME                                                        1,535,736            1,175,911

          OTHER INCOME                                                               92,798              141,872
                                                                                -----------          -----------

          NET INCOME BEFORE INCOME TAXES                                          1,628,534            1,317,783

          PROVISION FOR INCOME TAXES                                                667,690              535,597

                                                                                -----------          -----------
          NET INCOME                                                            $   960,844          $   782,186
                                                                                ===========          ===========

          BASIC NET INCOME PER SHARE                                            $      0.04          $      0.04
                                                                                ===========          ===========

          DILUTED NET INCOME PER SHARE                                          $      0.04          $      0.03
                                                                                ===========          ===========

          WEIGHTED AVERAGE COMMON
          SHARES OUTSTANDING                                                     21,925,614           22,231,158
                                                                                ===========          ===========

          WEIGHTED AVERAGE COMMON
          SHARES OUTSTANDING, ASSUMING DILUTION                                  22,155,948           22,676,094
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

                            PSYCHEMEDICS CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                                SIX MONTHS
                                                                                              ENDED JUNE 30,
                                                                                     ------------------------------
                                                                                        1999               1998
                                                                                     -----------        -----------


          REVENUE                                                                    $10,535,256        $ 8,956,623
          DIRECT COSTS                                                                 4,230,158          3,605,214
                                                                                     -----------        -----------
                 Gross profit                                                          6,305,098          5,351,409
                                                                                     -----------        -----------

          EXPENSES:
                  General and administrative                                           1,582,265          1,376,858
                  Marketing and selling                                                2,071,934          1,633,759
                  Research and development                                               270,399            220,847
                                                                                     -----------        -----------
                                                                                       3,924,598          3,231,464
                                                                                     -----------        -----------

          OPERATING INCOME                                                             2,380,500          2,119,945

          OTHER INCOME                                                                   209,453            278,256
                                                                                     -----------        -----------

          NET INCOME BEFORE INCOME TAXES                                               2,589,953          2,398,201

          PROVISION FOR INCOME TAXES                                                   1,061,870            974,737

                                                                                     -----------        -----------
          NET INCOME                                                                 $ 1,528,083        $ 1,423,464
                                                                                     ===========        ===========

          BASIC NET INCOME PER SHARE                                                 $      0.07        $      0.06
                                                                                     ===========        ===========

          DILUTED NET INCOME PER SHARE                                               $      0.07        $      0.06
                                                                                     ===========        ===========

          WEIGHTED AVERAGE COMMON
          SHARES OUTSTANDING                                                          21,986,321         22,220,804
                                                                                     ===========        ===========

          WEIGHTED AVERAGE COMMON
          SHARES OUTSTANDING, ASSUMING DILUTION                                       22,217,651         22,686,146
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

                            PSYCHEMEDICS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                        ENDED JUNE 30,
                                                                                --------------------------
                                                                                   1998            1998
                                                                                -----------    -----------

          CASH FLOWS FROM OPERATING ACTIVITIES:
               Net income                                                       $ 1,528,083    $ 1,423,464
               Adjustments to reconcile net income to net cash
                   provided by operating activities:
                   Depreciation and amortization                                    677,759        460,453
                   Changes in assets and liabilities:
                      Receivables                                                (1,459,245)      (252,421)
                      Inventories                                                    39,835        117,980
                      Prepaid expenses and other current assets                    (153,282)      (315,032)
                      Accounts payable                                             (158,381)       (56,154)
                      Accrued expenses                                              724,943        548,671
                      Deferred revenue                                             (277,167)       136,494
                                                                                -----------    -----------
                    Net cash provided by operating activities                       922,545      2,063,455
                                                                                -----------    -----------

          CASH FLOWS FROM INVESTING ACTIVITIES:
               Maturities (purchases) of short-term investments - net             2,562,575       (243,094)
               Purchases of property and equipment                                 (389,231)    (1,199,520)
               Increase in other assets - net                                          --          (44,512)
                                                                                -----------    -----------
                    Net cash provided by (used in) investing activities           2,173,344     (1,487,126)
                                                                                -----------    -----------

          CASH FLOWS FROM FINANCING ACTIVITIES:
               Net proceeds from the issuance of common stock                          --          319,696
               Cash dividends paid                                               (1,756,546)    (1,113,573)
               Acquisition of treasury stock                                     (1,140,921)      (340,011)
                                                                                               -----------
                                                                                               -----------
                    Net cash used in financing activities                        (2,897,467)    (1,133,888)
                                                                                -----------    -----------


          NET INCREASE (DECREASE) IN CASH
             AND CASH EQUIVALENTS                                                   198,422       (557,559)
          CASH AND CASH EQUIVALENTS, beginning of period                            724,738        585,142
                                                                                -----------    -----------
          CASH AND CASH EQUIVALENTS, end of period                              $   923,160    $    27,583
                                                                                ===========    ===========








See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                            PSYCHEMEDICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


                                  June 30, 1999


1.   Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (the "Company") as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The balance sheet presented as of December 31, 1998 has been derived from the financial statements that have been audited by the Company's independent public accountants. The results of operations for the three months and the six months ended June 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999, or any other period.

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

     Basic and diluted weighted average common shares outstanding are as follows:

                                                           Three Months Ended               Six Months Ended
                                                       --------------------------      --------------------------
                                                        June 30,         June 30,        June 30,        June 30,
                                                          1999             1998            1999            1998
                                                       ----------      ----------      --------------------------

          Weighted average common shares               21,925,614      22,231,158      21,986,321      22,220,804

          Dilutive common stock options                   230,334         444,936         231,330         465,342
                                                       ----------      ----------      ----------      ----------
          Weighted average common shares
            outstanding, assuming dilution             22,155,948      22,676,094      22,217,651      22,686,146

For the three months ended June 30, 1999 and 1998, options to purchase 832,406 and 558,316 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive. For the six months ended June 30, 1999 and 1998, options to purchase 832,406 and 542,866 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

3.   Revenue Recognition

Except as provided below, revenues from the Company's services are recognized upon reporting of drug test results to the customer. Revenues related to sample collection kits not returned for processing by customers are recognized when the likelihood of the Company performing any service obligation is deemed remote. At June 30, 1999 and December 31, 1998, the Company had deferred revenue balances of approximately $1,160,000 and $1,437,000, respectively, reflecting payments for its personal drug testing service received prior to the performance of the related test.

4.   Comprehensive Income

The Company's comprehensive income for the three month periods and the six month periods ended June 30, 1999 and 1998 was the same as reported net income.

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

6.   New Accounting Pronouncements

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria have been met. The Company adopted SOP 98-1 beginning January 1, 1998. SOP 98-1 had no effect upon adoption. As of June 30, 1999 and December 31, 1998, approximately $1,206,000 of software development costs had been capitalized. During the three month periods ended June 30, 1999 and 1998, approximately $60,000 and $10,000, respectively, of related amortization was charged to operations. During the six month periods ended June 30, 1999 and 1998, approximately $120,000 and $14,000, respectively, of related amortization was charged to operations.

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


                              RESULTS OF OPERATIONS

Revenue was $5,854,999 in the second quarter of 1999 as compared to $4,834,720 in the second quarter of 1998, representing an increase of 21%. Revenue for the six month period ended June 30, 1999 was $10,535,256, an increase of 18% over the $8,956,623 of revenue reported for the comparable period of 1998. The revenue increase was due primarily to increases in volume from both new and existing clients.

Gross margin was 61% of sales in the second quarter of 1999, as compared to 60% in the year earlier period. Gross margin for the six months ended June 30, 1999 and the six months ended June 30, 1998 was 60%. The recent improvement in gross margin is due largely to increased sample volume during the second quarter of 1999 being handled by production capacity that was added by the Company during the latter part of 1998.

General and administrative ("G&A") expenses were $822,506 for the three months ended June 30, 1999 as compared to $768,892 for the three months ended June 30, 1998, representing an increase of 7%. G&A expenses were $1,582,265 for the six months ended June 30, 1999 as compared to $1,376,858 for the year earlier period, representing an increase of 15%. As a percentage of revenue, G&A expenses decreased to 14% in the second quarter of 1999 from 16% in the second quarter of 1998 and remained at 15% for the six months ended June 30, 1999 and the comparable year earlier period. The increases in G&A expenses were due primarily to greater personnel costs from additions to staff and 401(k) retirement plan expenses, and increased professional fees for legal and accounting services. Costs related to the implementation of a new billing system and increased facilities expenses (rent, taxes) also contributed to the increase.

Marketing and selling expenses for the three month period ended June 30, 1999 increased $214,623 from the comparable period of the prior year to $1,080,360, an increase of 25%. Marketing and selling expenses were $2,071,934 for the six months ended June 30, 1999 as compared to $1,633,759 for the year earlier period, representing an increase of 27%. This increase was primarily due to greater customer service costs resulting from the Company's growth and expanded marketing activities related to the corporate market. Total marketing and selling expenses increased as a percentage of revenue to 19% in the second quarter of 1999 from 18% in the second quarter of 1998, and increased as a percentage of revenue to 20% for the six months ended June 30, 1999 from 18% for the six months ended June 30, 1998. The Company expects to continue to aggressively promote its drug testing services during the remainder of 1999 and in future years in order to expand its client base.

Other income for the three month and the six month periods ended June 30, 1999 represented primarily interest earned on cash equivalents and short-term investments. The decrease in 1999 was primarily due to lower average investment balances coupled with decreased yields on these investments.

During the three months ended June 30, 1999 and June 30, 1998, the Company recorded tax provisions of $667,690 and $535,597, respectively. During the six months ended June 30, 1999 and June 30, 1998, the Company recorded tax provisions of $1,061,870 and $974,737, respectively. These tax provisions reflect an effective tax rate of 41%.


                         LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had $7.4 million of cash, cash equivalents and short-term investments. The Company's operating activities generated net cash of $922,545 in the six months ended June 30, 1999. Investing activities generated $2,173,344 in the six month period while financing activities used a net amount of $2,897,467 during the period.

Operating cash flows decreased $1,140,910 in the first six months of 1999, compared to the year earlier period. This was primarily due to a significant increase in accounts receivable resulting from increased sales during the second quarter along with an increase in prepaid expenses, as well as a decrease in accounts payable and deferred revenue. Increases in net income and accrued expenses and a decrease in inventories offset this to a lesser degree. The non-cash effect of depreciation and amortization in the 1999 and 1998 periods was $677,759 and $460,453, respectively.

Capital expenditures in the first two quarters of 1999 were $389,231. The expenditures primarily consisted of new equipment, including laboratory and computer equipment. The Company believes that within the next two years it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $4 million.

During the six month period ended June 30, 1999, the Company distributed $1,756,546 in cash dividends to its shareholders and repurchased a total of 246,600 shares for treasury at an aggregate cost of $1,140,921.

At June 30, 1999, the Company's principal sources of liquidity included an aggregate of $7.4 million of cash, cash equivalents and short-term investments. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company's results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could potentially include joint ventures, issuance of common stock or debt financing. At June 30, 1999, the Company had no long-term debt.

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

Over the past two years, the Company has made substantial modifications and improvements to all of its operational and financial software. An integral part of this process has been to ensure that all newly purchased and internally developed software is Year 2000 compliant. The Company has completed a preliminary evaluation of all of the existing software used in its internal systems and operations and now expects that it will be Year 2000 compliant by the middle of the fourth quarter of 1999, and estimates that the cost to bring such software into compliance will not exceed $20,000. The Company is in the final stages of evaluating various hardware and equipment components used in its laboratory operations and also expects to be Year 2000 compliant in this area by mid-fourth quarter 1999, at an additional estimated cost of less than $100,000. The Company believes that although these costs are not material to its business, if these efforts are not completed on time, or if the cost of updating or replacing the Company's information systems greatly exceeds the Company's current estimates, the Year 2000 issue could have a material adverse impact on the Company's business, financial condition or results of operations.

The Company also intends to determine the extent to which the Company may be vulnerable to any failures by its major suppliers, customers or service providers to remedy their own Year 2000 issues, and has initiated formal communications with these parties. At this time the Company is unable to estimate the nature or extent of any potential adverse impact resulting from the failure of third party suppliers, customers or service providers to achieve Year 2000 compliance, although the Company does not currently anticipate that it will experience any material shipment delays from its major product suppliers or any material payment delays from its major customers due to Year 2000 issues. However, there can be no assurance that these third parties will not experience Year 2000 problems or that any problems would not have a material effect on the Company's business. Because the cost and timing of Year 2000 compliance by third parties such as suppliers, customers and service providers is not within the Company's control, no assurance can be given with respect to the cost or timing of such efforts or any potential adverse effects on the Company of any failure by these third parties to achieve Year 2000 compliance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purpose.

Interest Rate Sensitivity. The Company maintains a short-term investment portfolio consisting principally of securities issued by the U.S. Government with an average maturity of less than six months. These held-to-maturity securities are subject to interest rate risk and will fall in value if market rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at June 30, 1999, the fair value of the portfolio would decline by an immaterial amount. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

                            PART II OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Psychemedics Corporation was held on May 6, 1999 for the purpose of electing a board of directors and approving the appointment of the Company's auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations. A brief description of each matter voted upon at the meeting and tabulation by the Company's transfer agent of the vote cast with respect to each matter is included as
Exhibit 22 to this Form 10-Q.


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

                                             Psychemedics Corporation

Date:     July 28, 1999           By: /s/ Raymond C. Kubacki, Jr.
                                      ------------------------------------------
                                          Raymond C. Kubacki, Jr.
                                          President and Chief Executive Officer




Date:     July 28, 1999           By: /s/ Peter C. Monson
                                      ------------------------------------------
                                          Peter C. Monson
                                          Vice President, Treasurer & Controller
                                          (principal financial officer)