Form 10-Q/A
period 1999-06-30
PSYCHEMEDICS CORP
filed 1999-08-04
CIK 806517

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q/A

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

                            PSYCHEMEDICS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                        ENDED JUNE 30,
                                                                                --------------------------
                                                                                   1999            1998
                                                                                -----------    -----------

          CASH FLOWS FROM OPERATING ACTIVITIES:
               Net income                                                       $ 1,528,083    $ 1,423,464
               Adjustments to reconcile net income to net cash
                   provided by operating activities:
                   Depreciation and amortization                                    677,759        460,453
                   Changes in assets and liabilities:
                      Receivables                                                (1,459,245)      (252,421)
                      Inventories                                                    39,835        117,980
                      Prepaid expenses and other current assets                    (153,282)      (315,032)
                      Accounts payable                                             (158,381)       (56,154)
                      Accrued expenses                                              724,943        548,671
                      Deferred revenue                                             (277,167)       136,494
                                                                                -----------    -----------
                    Net cash provided by operating activities                       922,545      2,063,455
                                                                                -----------    -----------

          CASH FLOWS FROM INVESTING ACTIVITIES:
               Maturities (purchases) of short-term investments - net             2,562,575       (243,094)
               Purchases of property and equipment                                 (389,231)    (1,199,520)
               Increase in other assets - net                                          --          (44,512)
                                                                                -----------    -----------
                    Net cash provided by (used in) investing activities           2,173,344     (1,487,126)
                                                                                -----------    -----------

          CASH FLOWS FROM FINANCING ACTIVITIES:
               Net proceeds from the issuance of common stock                          --          319,696
               Cash dividends paid                                               (1,756,546)    (1,113,573)
               Acquisition of treasury stock                                     (1,140,921)      (340,011)
                                                                                               -----------
                                                                                               -----------
                    Net cash used in financing activities                        (2,897,467)    (1,133,888)
                                                                                -----------    -----------


          NET INCREASE (DECREASE) IN CASH
             AND CASH EQUIVALENTS                                                   198,422       (557,559)
          CASH AND CASH EQUIVALENTS, beginning of period                            724,738        585,142
                                                                                -----------    -----------
          CASH AND CASH EQUIVALENTS, end of period                              $   923,160    $    27,583
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

                                             Psychemedics Corporation

Date:   August 4, 1999            By: /s/ Raymond C. Kubacki, Jr.
                                      ------------------------------------------
                                          Raymond C. Kubacki, Jr.
                                          President and Chief Executive Officer




Date:   August 4, 1999            By: /s/ Peter C. Monson
                                      ------------------------------------------
                                          Peter C. Monson
                                          Vice President, Treasurer & Controller
                                          (principal financial officer)