Form 10-Q
period 1999-09-30
PSYCHEMEDICS CORP
filed 1999-11-09
CIK 806517

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended SEPTEMBER 30, 1999

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

                           Yes [X]           No [ ]

Number of shares outstanding of only class of Issuer's Common Stock as of November 5, 1999: Common Stock $.005 par value (21,584,576 shares).

                            PSYCHEMEDICS CORPORATION

Part I  FINANCIAL INFORMATION                                           Page No.
                                                                        --------
        Item 1  Financial Statements

                Condensed Balance Sheets as of September 30, 1999
                and December 31, 1998                                       3

                Condensed Statements of Income for the three
                month periods ended September 30, 1999 and 1998             4

                Condensed Statements of Income for the nine month
                periods ended September 30, 1999 and 1998                   5

                Condensed Statements of Cash Flows for the nine
                month periods ended September 30, 1999 and 1998             6

                Notes to Condensed Financial Statements                   7-8

        Item 2  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      9-12

        Item 3  Quantitative and Qualitative Disclosures about
                Market Risk                                                12

Part II OTHER INFORMATION

        Item 6  Exhibits and Reports on Form 8-K                           13


SIGNATURES                                                                 14

                            PSYCHEMEDICS CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                                     SEPTEMBER             DECEMBER
                                                                      30, 1999             31, 1998
                                                                    -----------          -----------
ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                  $   518,065          $   724,738
         Short-term investments                                       5,707,081            9,088,436
         Accounts receivable                                          4,252,352            3,075,619
         Inventories                                                    464,336              510,016
         Prepaid expenses and other current assets                      774,579              723,388
                                                                    -----------          -----------
                Total current assets                                 11,716,413           14,122,197
                                                                    -----------          -----------

PROPERTY AND EQUIPMENT:
Equipment and leasehold improvements, at cost                         8,635,397            8,131,365
Less-Accumulated depreciation and amortization                       (4,902,436)          (3,949,128)
                                                                    -----------          -----------
                                                                      3,732,961            4,182,237
                                                                    -----------          -----------

OTHER ASSETS - NET                                                      386,955              434,925
                                                                    -----------          -----------
                                                                    $15,836,329          $18,739,359
                                                                    ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable                                           $   329,967          $   675,072
         Accrued expenses                                               853,876              745,111
         Deferred revenue                                             1,055,445            1,436,667
                                                                    -----------          -----------
                Total current liabilities                             2,239,288            2,856,850
                                                                    -----------          -----------

SHAREHOLDERS' EQUITY:
Preferred stock, $.005 par value; 1,000,000
         Shares authorized; none outstanding
Common stock; $.005 par value; 50,000,000
         shares authorized; issued 22,612,440 and                       113,062              113,036
Paid-in capital                                                      24,418,446           24,403,949
Accumulated deficit                                                  (6,092,367)          (5,585,453)
Less - Treasury stock, at cost; 917,264 and
         533,664 shares in 1999 and 1998, respectively               (4,437,659)          (2,645,232)
Less - Receivable from officer                                         (404,441)            (403,791)
                                                                    -----------          -----------
Total shareholders' equity                                           13,597,041           15,882,509
                                                                    -----------          -----------
                                                                    $15,836,329          $18,739,359
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

                            PSYCHEMEDICS CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                           THREE MONTHS
                                                        ENDED SEPTEMBER 30,
                                                  ------------------------------
                                                      1999               1998
                                                  -----------        -----------

REVENUE                                           $ 4,904,275        $ 4,571,820
DIRECT COSTS                                        2,195,965          1,948,025
                                                  -----------        -----------
         Gross profit                               2,708,310          2,623,795
                                                  -----------        -----------

EXPENSES:
         General and administrative                   724,745            730,924
         Marketing and selling                        947,038            948,391
         Research and development                     120,077            118,402
                                                  -----------        -----------
                                                    1,791,860          1,797,717
                                                  -----------        -----------

OPERATING INCOME                                      916,450            826,078

OTHER INCOME                                           94,515            142,623
                                                  -----------        -----------

NET INCOME BEFORE INCOME TAXES                      1,010,965            968,701

PROVISION FOR INCOME TAXES                            414,370            393,292
                                                  -----------        -----------

NET INCOME                                        $   596,595        $   575,409
                                                  ===========        ===========

BASIC NET INCOME PER SHARE                        $      0.03        $      0.03
                                                  ===========        ===========

DILUTED NET INCOME PER SHARE                      $      0.03        $      0.03
                                                  ===========        ===========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                                 21,760,796         22,241,291
                                                  ===========        ===========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING, ASSUMING DILUTION              22,008,063         22,588,407
                                                  ===========        ===========







See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                            PSYCHEMEDICS CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                           NINE MONTHS
                                                        ENDED SEPTEMBER 30,
                                                  ------------------------------
                                                      1999               1998
                                                  -----------        -----------

REVENUE                                           $15,439,531        $13,528,443
DIRECT COSTS                                        6,426,123          5,553,239
                                                  -----------        -----------
         Gross profit                               9,013,408          7,975,204
                                                  -----------        -----------

EXPENSES:
         General and administrative                 2,307,010          2,107,782
         Marketing and selling                      3,018,972          2,582,150
         Research and development                     390,476            339,249
                                                  -----------        -----------
                                                    5,716,458          5,029,181
                                                  -----------        -----------

OPERATING INCOME                                    3,296,950          2,946,023

OTHER INCOME                                          303,968            420,879
                                                  -----------        -----------

NET INCOME BEFORE INCOME TAXES                      3,600,918          3,366,902

PROVISION FOR INCOME TAXES                          1,476,240          1,368,029
                                                  -----------        -----------
NET INCOME                                        $ 2,124,678        $ 1,998,873
                                                  ===========        ===========

BASIC NET INCOME PER SHARE                        $      0.10        $      0.09
                                                  ===========        ===========

DILUTED NET INCOME PER SHARE                      $      0.10        $      0.09
                                                  ===========        ===========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                                 21,913,198         22,227,708
                                                  ===========        ===========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING, ASSUMING DILUTION              22,149,599         22,654,591
                                                  ===========        ===========







See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                            PSYCHEMEDICS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                           NINE MONTHS ENDED
                                                                           ENDED SEPTEMBER 30,
                                                                     ------------------------------
                                                                         1999               1998
                                                                     -----------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                      $ 2,124,678        $ 1,998,873
     Adjustments to reconcile net income to net cash
           provided by operating activities:
           Depreciation and amortization                               1,001,279            717,991
           Changes in assets and liabilities:
              Receivables                                             (1,177,383)           189,577
              Inventories                                                 45,680             73,390
              Prepaid expenses and other current assets                  (51,191)          (176,502)
              Accounts payable                                          (345,105)           121,438
              Accrued expenses                                           108,765            622,728
              Deferred revenue                                          (381,222)           201,183
                                                                     -----------        -----------
           Net cash provided by operating activities                   1,325,501          3,748,678
                                                                     -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Maturities (purchases) of short-term investments - net            3,381,355           (300,215)
     Purchases of property and equipment                                (504,032)        (1,437,792)
     Increase in other assets - net                                           --            (75,327)
                                                                     -----------        -----------
           Net cash provided by (used in) investing activities         2,877,323         (1,813,334)
                                                                     -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from the issuance of common stock                       14,523            340,026
     Cash dividends paid                                              (2,631,593)        (1,780,844)
     Acquisition of treasury stock                                    (1,792,427)          (766,942)
                                                                     -----------        -----------
           Net cash used in financing activities                      (4,409,497)        (2,207,760)
                                                                     -----------        -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (206,673)          (272,416)
CASH AND CASH EQUIVALENTS, beginning of period                           724,738            585,142
                                                                     -----------        -----------
CASH AND CASH EQUIVALENTS, end of period                             $   518,065        $   312,726
                                                                     ===========        ===========





See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                            PSYCHEMEDICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


                               September 30, 1999


1. Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (the "Company") as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The balance sheet presented as of December 31, 1998 has been derived from the financial statements that have been audited by the Company's independent public accountants. The results of operations for the three months and the nine months ended September 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999, or any other period.

2. Basic and Diluted Net Income Per Share

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share was computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The number of dilutive common equivalent shares outstanding during the period has been determined in accordance with the treasury-stock method. Common equivalent shares consist of common stock issuable upon the exercise of outstanding options.

           Basic and diluted weighted average common shares outstanding are as follows:


                                             Three Months Ended                  Nine Months Ended
                                      -------------------------------     -------------------------------
                                      September 30,     September 30,     September 30,     September 30,
                                          1999              1998              1999              1998
                                      -------------     -------------     -------------     -------------

Weighted average
 common shares                         21,760,796        22,241,291        21,913,198        22,227,708
Dilutive common
 stock options                            247,267           347,116           236,401           426,883
                                       ----------        ----------        ----------        ----------
Weighted average common
 shares outstanding,
 assuming dilution                     22,008,063        22,588,407        22,149,599        22,654,591

For the three months ended September 30, 1999 and 1998, options to purchase 983,460 and 864,356 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive. For the nine months ended September 30, 1999 and 1998, options to purchase 983,460 and 546,312 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

3. Revenue Recognition

Except as provided below, revenues from the Company's services are recognized upon reporting of drug test results to the customer. Revenues related to sample collection kits not returned for processing by customers are recognized when the likelihood of the Company performing any service obligation is deemed remote. At September 30, 1999 and December 31, 1998, the Company had deferred revenue balances of approximately $1,055,000 and $1,437,000, respectively, reflecting payments for its personal drug testing service received prior to the performance of the related test.

4. Comprehensive Income

The Company's comprehensive income for the three month periods and the nine month periods ended September 30, 1999 and 1998 was the same as reported net income.

5. New Accounting Pronouncements

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria have been met. The Company adopted SOP 98-1 beginning January 1, 1998. SOP 98-1 had no effect upon adoption. As of September 30, 1999 and December 31, 1998, approximately $1,206,000 of software development costs had been capitalized. During the three month periods ended September 30, 1999 and 1998, approximately $60,000 and $10,000, respectively, of related amortization was charged to operations. During the nine month periods ended September 30, 1999 and 1998, approximately $180,000 and $24,000, respectively, of related amortization was charged to operations.

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for all periods beginning after June 15, 2000 and establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

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

                              RESULTS OF OPERATIONS
                              ---------------------

Revenue was $4,904,275 in the third quarter of 1999 as compared to $4,571,820 in the third quarter of 1998, representing an increase of 7%. Revenue for the nine month period ended September 30, 1999 was $15,439,531, an increase of 14% over the $13,528,443 of revenue reported for the comparable period of 1998. The revenue increase was due primarily to increases in volume from both new and existing clients. Gross margin was 55% of sales in the third quarter of 1999, as compared to 57% for the comparable period of 1998. Gross margin for the nine months ended September 30, 1999 and the nine months ended September 30, 1998 was 58% and 59%, respectively. This slight decrease in gross margin is due primarily to sample volume being less than was expected for the third quarter of 1999.

General and administrative ("G&A") expenses were $724,745 for the three months ended September 30, 1999 as compared to $730,924 for the three months ended September 30, 1998, representing a decrease of 1%. G&A expenses were $2,307,010 for the nine months ended September 30, 1999 as compared to $2,107,782 for the year earlier period, representing an increase of 9%. As a percentage of revenue, G&A expenses decreased to 15% in the third quarter of 1999 from 16% in the third quarter of 1998 and decreased to 15% for the nine months ended September 30, 1999 from 16%
for the comparable year earlier period. The increases in G&A expenses for the nine months ended September 30,1999 were due primarily to greater personnel costs from additions to staff, costs related to the implementation of a new billing system and increased facilities expenses (rent, taxes).

Marketing and selling expenses for the three month period ended September 30, 1999 were relatively unchanged from the year earlier period, decreasing by only $1,353 from the comparable period of the prior year to $947,038. Marketing and selling expenses were $3,018,972 for the nine months ended September 30, 1999 as compared to $2,582,150 for the comparable period in 1998, representing an increase of 17%. This increase was primarily due to greater customer service costs resulting from the Company's growth. Total marketing and selling expenses decreased as a percentage of revenue to 19% in the third quarter of 1999 from 21% in the third quarter of 1998, and increased as a percentage of revenue to 20% for the nine months ended September 30, 1999 from 19% for the nine months ended September 30, 1998. The Company expects to continue to aggressively promote its drug testing services during the remainder of 1999 and in future years in order to expand its client base.

Other income for the three month and the nine month periods ended September 30, 1999 primarily represents interest earned on cash equivalents and short-term investments. The decrease in 1999 was primarily due to lower average investment balances coupled with decreased yields on these investments.

During the three months ended September 30, 1999 and September 30, 1998, the Company recorded tax provisions of $414,370 and $393,292, respectively. During the nine months ended September 30, 1999 and September 30, 1998, the Company recorded tax provisions of $1,476,240 and $1,368,029, respectively. These tax provisions reflect an effective tax rate of 41%.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

At September 30, 1999, the Company had $6.2 million of cash, cash equivalents and short-term investments. The Company's operating activities generated net cash of $1,325,501 in the nine months ended September 30, 1999. Investing activities generated $2,877,323 in the nine month period while financing activities used a net amount of $4,409,497 during the period.

Operating cash flows decreased $2,423,177 in the first nine months of 1999, compared to the first nine months of 1998. This was primarily due to a significant increase in accounts receivable resulting from increased sales in 1999 along with a decrease in accounts payable and deferred revenue. The non-cash effect of depreciation and amortization in the 1999 and 1998 periods was $1,001,279 and $717,991, respectively.

Capital expenditures in the first three quarters of 1999 were $504,032. The expenditures primarily consisted of new equipment, including laboratory and computer equipment. The Company believes that within the next two years it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $4 million.

During the nine month period ended September 30, 1999, the Company distributed $2,631,593 in cash dividends to its shareholders and repurchased a total of 383,600 shares for treasury at an aggregate cost of $1,792,427.

At September 30, 1999, the Company's principal sources of liquidity included an aggregate of $6.2 million of cash, cash equivalents and short-term investments. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company's results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could potentially include joint ventures, issuance of common stock or debt financing. At September 30, 1999, the Company had no long-term debt.

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

In the normal course of business over the past three years, the Company has made substantial modifications and improvements to all of its operational and financial software. An integral part of this process has been to ensure that all newly purchased and internally developed software is Year 2000 compliant. The Company has completed an evaluation of all of the existing software and hardware used in its internal systems and operations and is now Year 2000 compliant. The Company has also evaluated various hardware and equipment components used in its laboratory operations and is now Year 2000 compliant in this area. The incremental cost to the Company of Year 2000 compliance was less than $100,000. The expensed costs do not include internal costs, as the Company does not separately track the internal costs of Year 2000 compliance. Such costs are principally the related payroll costs for the Company's information technology group.

The Company also intends to determine the extent to which the Company may be vulnerable to any failures by its major suppliers, customers or service providers to remedy their own Year 2000 issues, and has initiated formal communications with these parties. Suppliers of hardware, software or products were asked to provide information regarding the Year 2000 compliance status of their products. The Company also contacted critical materials and services suppliers during the second and third quarter of 1999. We have received responses from most of these suppliers. At this time the Company is unable to estimate the nature or extent of any potential adverse impact resulting from the failure of third party suppliers, customers or service providers to achieve Year 2000 compliance, although the Company does not currently anticipate that it will experience any material shipment delays from its major product suppliers or any material payment delays from its major customers due to Year 2000 issues. However, there can be no assurance that these third parties will not experience Year 2000 problems or that any problems would not have a material effect on the Company's business. Because the cost and timing of Year 2000 compliance by third parties such as suppliers, customers and service providers is not within the Company's control, no assurance can be given with respect to the cost or timing of such efforts or any potential adverse effects on the Company of any failure by these third parties to achieve Year 2000 compliance.

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

Interest Rate Sensitivity. The Company maintains a short-term investment portfolio consisting principally of securities issued by the U.S. Government with an average maturity of less than nine months. These held-to-maturity securities are subject to interest rate risk and will fall in value if market rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at September 30, 1999, the fair value of the portfolio would decline by an immaterial amount. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

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

                                    Psychemedics Corporation

Date: November 8, 1999              By: /s/ Raymond C. Kubacki, Jr.
                                        ---------------------------------------
                                        Raymond C. Kubacki, Jr.
                                        President and Chief Executive Officer




Date: November 8, 1999              By: /s/ Peter C. Monson
                                        ----------------------------------------
                                        Peter C. Monson
                                        Vice President, Treasurer & Controller
                                        (principal financial officer)