Form 10-K405
period 1999-12-31
PSYCHEMEDICS CORP
filed 2000-03-24
CIK 806517

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                         COMMISSION FILE NUMBER: 1-13738

                            PSYCHEMEDICS CORPORATION
             (exact name of registrant as specified in its charter)

           Delaware                                     58-1701987
---------------------------------           ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

1280 Massachusetts Ave., Cambridge, MA                    02138
---------------------------------------                 ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES (X) NO ( )
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

On March 15, 2000 the aggregate market value of the voting stock held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers, directors and 10% shareholders are "affiliates" of the Registrant) was $76,332,879 and 21,282,676 shares of Common Stock, $.005 par value, were outstanding at such date.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Part III - Portions of the Registrant's Proxy Statement relative to the 2000 Annual Meeting of Stockholders to be held on May 11, 2000.

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

VALIDATION OF THE COMPANY'S PROPRIETARY TESTING METHOD

The process of analyzing human hair for the presence of drugs using the Company's patented method has been the subject of over sixty-five scientific field studies. Results from the studies that have been published or accepted for publication in scientific journals are generally favorable to the Company's technology. These studies were performed with the following organizations:
Citizens for a Better Community Court, Columbia University, Koba Associates-DC Initiative, Harvard Cocaine Recovery Project, Hutzel Hospital, ISA Associates (Interscience America)-NIDA Workplace Study, University of California-Sleep State Organization, Maternal/Child Substance Abuse Project, Matrix Center, National Public Services Research Institute, Narcotic and Drug Research Institute, San Diego State University-Chemical Dependency Center, Spectrum Inc., Stapleford Centre (London), Task Force on Violent Crime (Cleveland, Ohio); University of Miami-Department of Psychiatry, University of Miami-Division of Neonatology, University of South Florida-Operation Par Inc., University of Washington, VA Medical Center-Georgia, U.S. Probation Parole-Santa Ana. The above studies include research in the following areas: prenatal, treatment evaluation, workplace drug use, the criminal justice system and epidemiology. Many of the studies have been funded by the National Institute of Justice or the National Institute on Drug Abuse ("NIDA"). Over 400 research articles written by independent researchers have been published supporting the general validity and usefulness of hair analysis.

An additional independent evaluation of the technology, favorable to the Company's services, has been performed by submission of blind samples by Dr. Robert DuPont, President of the Institute of Behavior and Health, Inc., the first Director of the National Institute on Drug Abuse and presently Chairman of the Company's Scientific Advisory Board. Some of the Company's customers have also completed their own testing to validate the Company's proprietary hair testing method as a prelude to utilizing the Company's services. These studies have consistently confirmed the Company's superior detection rate. When the results from utilizing the Company's patented hair testing method were compared to urine results in side-by-side evaluations, 3 to 10 times as many drug abusers were accurately identified with the Company's proprietary method. In addition to these studies, the Company has over 1,700 clients for whom it performs testing.

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

In July of 1999, the scientific validity of the Company's hair analysis for workplace testing was reported in an article published in the Journal of Occupational and Environmental Medicine by Benjamin Hoffman, M.D. The study reported hair analysis and urinalysis results on a group of 1,852 candidates for employment at a large metropolitan police department and presented the largest analysis of pre-employment hair analysis to be published in the peer-reviewed literature. The results demonstrated the superior capability of hair analysis over urinalysis in detecting drug users by a three to one ratio and also showed no evidence of a bias of hair analysis based on hair color or race.

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

This wider window of detection enhances the detection efficiency of hair analysis making it particularly useful in pre-employment testing. Hair testing not only identifies more drug users, but can also uncover patterns and severity of drug use, information most helpful in determining the scope of an individual's involvement with drugs and serves as a deterrent against the use of drugs. Hair testing using the Company's patented method greatly reduces the incidence of "false negatives" associated with evasive measures typically encountered with urinalysis testing. Urinalysis test results are impacted adversely by excessive fluid intake prior to testing as well as adulteration of the sample. Moreover, a drug user who abstains from use for a few days prior to urinalysis testing can usually escape detection. Hair testing is effectively free of these problems, as it cannot be thwarted by evasive measures typically encountered with urinalysis testing. It is also attractive to customers since sample collection is typically performed under close supervision yet is less intrusive and less embarrassing for test subjects.

Hair testing using the Company's patented method (with mass spectrometry confirmation) further reduces the prospects of error in conducting drug detection tests. Urinalysis testing is more susceptible to problems such as "evidentiary false positives" resulting from passive drug exposure (e.g. poppy seeds). To combat this problem, in federally mandated testing the opiate cutoff levels for urine testing were raised 667% on December 1, 1998 and testing for the presence of a heroin metabolite, 6-AM, was required. These new results, however, effectively reduced the detection time frame for confirmed heroin in urine down to several hours post-use. In contrast, the metabolite 6-AM is stable in hair and can be detected for months. In the event a positive urinalysis test result is challenged, the only remedy is a newly collected sample. Depending on the drug usage of the forewarned individual prior to the date of the newly collected sample, a re-test may yield a negative result when using urinalysis testing because of temporary abstention. In contrast, when the Company's hair testing method is offered on a repeat hair sample the individual suspected of drug use cannot as easily affect the results because historical drug use data remain locked in the hair fiber.

DISADVANTAGES OF HAIR TESTING

There are some disadvantages of hair testing as compared to drug detection through urinalysis. Because hair starts growing below the skin surface, drug ingestion evidence does not appear in hair above the scalp until five to seven days after use.

Thus, hair testing is not suitable for determining impairment in "for cause" testing such as is done in connection with an accident investigation. It does, however, provide a drug history which can complement urinalysis information in "for cause" testing.

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

In August 1999, the Canadian Patent Office issued the Company a patent containing broad claims to the Company's proprietary basic hair analysis method.

In December 1999, the Company was issued European patents related to the analysis of marijuana analyte in hair. As a result of the issuance of this patent, national patents are in effect in Germany, France, Italy, the United Kingdom and Spain. This follows the issuance in Europe of the Company's first European patent on the base hair analysis method in 1996, and the issuance in Europe, also in 1996, of a patent on another aspect of the Company's technology, related to the use of detergents to enhance the hair digestion portion of the methodology.

In February 2000, a third U.S. patent was issued which extends protection to yet another aspect of the Company's methodology. This patent provides for the use of metal salt to deactivate certain reagents used in the method, thus enhancing efficiency.

In October 1998, the Company was informed by the Japanese Patent Office that it had allowed the pending Japanese patent application containing broad claims to the Company's proprietary hair test for drugs of abuse. The Japanese patent, combined with others in place in the United States and Europe, affords the Company the opportunity to eventually expand drugs of abuse hair testing technology throughout the world.

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

TARGET MARKETS

1. Industry

The Company focuses its primary marketing efforts on the private sector, with particular emphasis on job applicant and employee testing.

The number of businesses using drug testing to screen job applicants and employees has increased significantly in the last several years. The most recent American Management Association (AMA) survey from 1996 indicated that 81% of surveyed firms were engaged in some form of drug testing, a 277% increase since the initial AMA survey in 1987. The prevalence of drug screening programs reflects a growing concern that drug use contributes to employee health problems and costs (increased absenteeism, reduced productivity, etc.) and in certain industries, safety hazards. It has been estimated that the cost to industry in terms of health care costs and lost productivity is at least $60 billion annually.

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

The Company presents its patented hair analysis method to potential clients as a better technology well suited to employer needs. Field studies and actual client results support the accuracy and effectiveness of the Company's patented technology and its ability to detect even casual drug use. This information provides an employer with greater flexibility in assessing the scope of an applicant's or an employee's drug problem.

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

2. Home Use

The Company also offers a personal drug testing service, "PDT-90"(R), for parents concerned about drug use by their children. It allows parents to collect a small sample from their child in the privacy of the home and have it tested for drugs of abuse by the Company. The PDT-90 testing service uses the same patented method that is used with the Company's workplace testing service.

3. Research

The Company is currently conducting more than forty research investigations worldwide, including studies of: drug abuse in juveniles and children with Attention Deficit Disorders, the relationship of drug use and HIV infection, pre-natal drug exposure and drug abuse among the homeless. Several nationwide treatment evaluation and outcome studies are also using hair analysis results as the primary measure of treatment efficacy. Hair analysis is also being applied in numerous criminal justice studies, including use in pre-trial, probation, parole, and prison testing and community needs assessment research. These projects are being conducted at the nation's leading research institutions, including Boston University, Columbia University Medical School, Duke University, University of Pennsylvania, Massachusetts General Hospital, Harvard University, Yale University and the University of Colorado Health Sciences Center.

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

COMPETITION

The Company competes directly with numerous commercial laboratories that test for drugs through urinalysis testing. Most of these laboratories, such as Laboratory Corporation of America, have substantially greater financial resources, market identity, marketing organizations, facilities, and numbers of personnel than the Company. The Company has been steadily increasing its base of corporate customers and believes that future success with new customers is dependent on the Company's ability to communicate the advantages of implementing a drug program utilizing the Company's patented hair analysis method.

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

The Company is not aware of any other laboratories with a hair analysis technology that is comparable in effectiveness to the Company's proprietary procedures. The Company is aware of several laboratories that purport to test hair samples using a method, which the Company presumes, includes the use of a form of immunoassay procedures. The Company, however, does not believe that immunoassay testing of hair samples is effective on a commercial basis without using the Company's unique patented method which allows for the efficient release of drugs from the hair through enzyme digestion without destroying the drugs.

GOVERNMENT REGULATION

The Company is licensed as a Clinical Laboratory by the State of California as well as certain other states. All tests are performed according to the standards established by the Clinical Laboratories Improvement Amendments ("CLIA") and various state licensing statutes. Presently there are no other regulations required for the operation of a clinical laboratory in the State of California.

A substantial number of states regulate drug testing. The scope and nature of such regulation varies greatly from state to state and is subject to change from time to time. The Company addresses state law issues on an ongoing basis.

In November 1999, the Oklahoma State Department of Health approved employment drug testing using hair analysis and the Company was granted a license specific to hair analysis. As of March 15, 2000, the Company was the only clinical laboratory to have received such a license in Oklahoma.

Shortly after the introduction of the Company's PDT-90 drug testing service in 1995, the United States Food and Drug Administration ("FDA") attempted to assert jurisdiction over the Company's PDT-90 service by claiming that the collection envelope distributed as part of the service was a medical device. This ultimately led to the Company filing suit against the FDA contesting the FDA's position. In March 1996, the FDA agreed to withdraw its claims against the Company in exchange for the Company's agreement to discontinue its lawsuit. On March 5, 1998, the FDA issued a proposed rule applicable to companies that market "drugs of abuse test sample collection systems". Under the proposed rule, companies engaged in the business of testing for drugs of abuse using a test (screening assay) previously recognized by the FDA would be able to market their test sample collection systems without pre-market approval or clearance by the FDA so long as the test is conducted at a laboratory that is recognized by laboratory certification agencies designated by the FDA and certain labeling and product information procedures are followed. To date, the FDA has recognized urine-screening assays that existed prior to the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act, as well as subsequent assays which have demonstrated substantial equivalence to such previously existing assays. Under the FDA's proposed rule, companies engaged in the business of testing for drugs of abuse using assays not yet recognized by the FDA would be required to submit their assay to the FDA for recognition prior to marketing. In addition, the laboratory performing the tests would be required to be certified by a recognized agency. In the proposed rule, the FDA states that it intends to implement the proposed new policy through notice and comment rulemaking. The proposed rule includes a transitional period of one year following the publication of a final rule in order for companies not currently in compliance with the proposed requirements to obtain the necessary data they need for submission to the FDA. As of March 15, 2000, a final rule had not yet been published. There is a risk that, if the rule as proposed becomes final, the Company may be required to apply to the FDA for recognition of the Company's screening assays, and if such application were denied (and if such denial were upheld on appeal), the Company's business would be materially adversely affected. The Company believes that its proprietary method of detecting drugs of abuse using hair samples includes accurate and reliable screening assays and should, therefore, be recognized by the FDA if necessary. However, the Company maintains that the FDA lacks statutory authority to regulate its hair testing service as a medical device.

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

RESEARCH AND DEVELOPMENT

The Company is continuously engaged in research and development activities. During the years ended December 31, 1999, 1998 and 1997, $526,212, $499,895, and
$437,626, respectively, were expended for research and development. The Company continues to perform research activities to develop new products and services and to improve existing products and services utilizing the Company's proprietary technology.

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

EMPLOYEES

As of December 31, 1999, the Company had 123 full-time equivalent employees, of whom four full-time employees were in research and development. None of the Company's employees is subject to a collective bargaining agreement.

ITEM 2.   PROPERTIES.

The Company maintains its corporate office and northeast sales office at 1280 Massachusetts Avenue, Cambridge, Massachusetts; the office is leased through September 2003.

The Company leases 18,000 square feet of space in Culver City, California, for laboratory purposes. This facility is leased through December 31, 2005 with an option to renew for an additional two years. The Company also leases an additional 5,400 square feet of space in Culver City, California for customer service and information technology purposes. This office space is leased through December 31, 2005.

ITEM 3.   LEGAL PROCEEDINGS.

The Company is involved in various suits and claims in the ordinary course of business. The Company does not believe that the disposition of any such suits or claims will have a material adverse effect on the continuing operations or financial position of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

The Company's common stock is traded on the American Stock Exchange under the symbol "PMD". As of March 15, 2000, there were 406 record holders of the Company's common stock. The following table sets forth for the periods indicated the range of prices for the Company's common stock as reported by the American Stock Exchange and dividends declared by the Company.

Calendar Period                                 High                       Low                    Dividends
---------------                                 ----                       ---                    ---------

1999
----
Fourth Quarter                                $ 5                        $ 4 1/8                   $ 0.04
Third Quarter                                 $ 5 1/8                    $ 4 1/8                   $ 0.04
Second Quarter                                $ 5 3/8                    $ 4                       $ 0.04
First Quarter                                 $ 5 5/16                   $ 4                       $ 0.04


1998
----
Fourth Quarter                                $ 5 1/8                    $ 4 1/16                  $ 0.03
Third Quarter                                 $ 5 5/16                   $ 4 1/8                   $ 0.03
Second Quarter                                $ 5 7/8                    $ 4 3/4                   $ 0.03
First Quarter                                 $ 6                        $ 5 5/16                  $ 0.02

Future cash dividends may be declared at the discretion of the Board of Directors.

ITEM 6.   SELECTED FINANCIAL DATA

The following selected financial data has been derived from the financial statements of the Company and should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and related notes thereto.

                                                                         AS OF AND FOR THE YEARS ENDED
                                                        ----------------------------------------------------------------
                                                                                  DECEMBER 31,
                                                        ----------------------------------------------------------------
                                                         1999          1998          1997           1996          1995
                                                         ----          ----          ----           ----          ----
                                                                 (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Revenue                                                 $19,623       $17,670       $15,398        $12,214       $10,111
Gross profit                                            $11,169       $10,201       $ 9,341        $ 7,233       $ 5,422
Income from operations                                  $ 3,547       $ 3,307       $ 3,056        $ 2,409       $ 1,301
Net income                                              $ 2,326       $ 2,397       $ 2,501        $ 2,492       $ 1,559
Basic net income per share                              $  0.11       $  0.11       $  0.11        $  0.12       $  0.07
Diluted net income per share                            $  0.11       $  0.11       $  0.11        $  0.11       $  0.07
Total Assets                                            $14,191       $19,083       $18,855        $15,745       $10,217
Working Capital                                         $ 8,184       $11,609       $13,090        $11,403       $ 6,789
Shareholders' Equity                                    $11,806       $15,883       $16,733        $14,296       $ 9,484
Cash dividends declared per
   common share                                         $  0.16       $  0.11       $  0.08        $  0.02            --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involves risks and uncertainties. In particular, statements contained in this report which are not historical facts (including, but not limited to, the Company's expectations regarding revenues, business strategy, anticipated operating results, cash dividends and anticipated cash requirements) may be "forward-looking" statements. The Company's actual results may differ from those stated in any "forward-looking" statements. Factors that may cause such differences include, but are not limited to, risks associated with the continued expansion of the Company's sales and marketing network, development of markets for new products and services offered by the Company, the economic health of principal customers of the Company, financial and operational risks associated with possible expansion of testing facilities used by the Company, government regulation (including, but not limited to, Food and Drug Administration regulations), competition and general economic conditions.

RESULTS OF OPERATIONS

Revenue was $19.6 million in 1999, as compared to $17.7 million in 1998 and $15.4 million in 1997, representing increases of 11% in 1999 and 15% in 1998 above prior year levels. These increases were due primarily to increases in volume from both new and existing clients of 10% in 1999 and 17% in 1998. An average price increase of 1% also added to revenue growth in 1999 as the Company added new customers that were not subject to volume discounts. The 17% increase in volume in 1998 was offset by an average price decrease of 2% in 1998 primarily as the result of volume discounts granted to large customers. Gross margin was 57% of sales in 1999 compared to 58% of sales in 1998 and 61% in 1997. The decrease in 1999 and 1998 was due primarily to the addition of production capacity during the latter part of 1998, in anticipation of future sample volume increases.

General and administrative ("G&A") expenses represented 16% of revenue in 1999 and 1998, as compared to 15% of revenue in 1997. G&A expenses increased by $159,000 to $3.1 million from 1998 to 1999 and increased by $634,000 to $2.9 million from 1997 to 1998. The increase in G&A expenses for 1999 was due primarily to greater personnel costs, costs related to the implementation of a new billing system and increased facilities expenses (rent, taxes). Approximately half of the 1998 increase was personnel related and consisted primarily of additions to staff and costs pertaining to the introduction of a 401(k) retirement plan. Greater professional fees for legal and accounting services also contributed to the increase for 1998.

Marketing and selling expenses for the year ended December 31, 1999 increased to 21% of revenue versus 20% in 1998 and 23% in 1997. Marketing and selling expenses increased by $542,000 to $4.0 million from 1998 to 1999, and decreased by $87,000 to $3.5 million from 1997 to 1998. The increase in 1999 was primarily due to greater customer service and marketing costs resulting from the Company's growth. Although the Company continued to expand marketing activities related to the corporate market in 1998, total marketing and selling expenses decreased from 1997 levels because a significant amount of expenditures made in the second quarter of 1997 to initially penetrate the retail home testing market were non-recurring. The Company expects to continue to aggressively promote its drug testing services in future years in order to expand its client base.

Research and development expenses increased by $26,000 from 1998 to 1999 and $62,000 from 1997 to 1998, but remained constant as a percentage of revenue at 3% in 1999, 1998 and 1997.

Net interest income decreased by $173,000 in 1999 as compared to 1998, due to lower average investment balances in 1999 as compared to 1998 along with decreased yields on these investments. Net interest income increased by $43,000 in 1998, as compared to 1997, due to slightly higher average investment balances in 1998, as compared to 1997 and improved cash management procedures that were put in place during 1998.

During 1999, the Company recorded a tax provision of $1.6 million, reflecting an effective tax rate of 40.9%, as compared to tax provisions of $1.5 million and $1.1 million and effective tax rates of 38.0% and 30.0% for the years ended December 31, 1998 and December 31, 1997, respectively. The increases in the effective tax rate in 1999 and 1998 resulted from the reduction in net operating loss carryforwards available to offset the provision for income taxes, partially offset by tax credits generated in 1998.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company had $5.8 million of cash, cash equivalents and short-term investments, compared to $9.8 million at December 31, 1998. The Company's operating activities generated net cash of $2.9 million in 1999, $5.0 million in 1998, and $2.1 million in 1997. Investing activities generated $3.7 million in 1999, and used $1.6 million in 1998 and $2.5 million in 1997. Financing activities used $6.4 million in 1999, $3.3 million in 1998, and $501,000 in 1997.

Operating cash flows decreased by $2.1 million in 1999 as compared to 1998, due primarily to a significant decrease in deferred revenue, lesser decreases in accounts payable and accrued expenses and an increase in accounts receivable. Net income in 1999 was $71,000 less than the 1998 amount, which also contributed to the decrease in operating cash flows for 1999. The non-cash effect of depreciation and amortization in 1999, 1998 and 1997 was $1,323,000, $991,000, and $696,000, respectively.

Capital expenditures in 1999 were $496,000, a decrease of $1.4 million from 1998 expenditures of $1.9 million. The expenditures related principally to new equipment, including laboratory and computer equipment. The Company currently plans to make capital expenditures of approximately $800,000 in 2000, primarily in connection with the purchase of additional laboratory and computer equipment. The Company believes that within the next two years it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $4 million.

During 1999, the Company repurchased a total of 638,800 shares for treasury at an aggregate cost of $2.9 million. In 1998, 349,981 shares were repurchased for treasury at an aggregate cost of $1.6 million.

The Company distributed $3,486,268 and $2,444,957 of cash dividends to its shareholders in 1999 and 1998, respectively. The Company commenced paying cash dividends in 1997 and distributed $2,194,832 (including $437,221 of dividends declared in 1996) during the year ended December 31, 1997.

At December 31, 1999, the Company's principal sources of liquidity included $5.8 million of cash, cash equivalents and short-term investments. Management currently believes that such funds, together with future operating profits, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company's results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include joint ventures, issuance of common stock or debt financing. At December 31, 1999, the Company had no debt.

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

With regards to the Year 2000 issue, the Company has not experienced any problems with any of the existing software used in its internal systems and operations or with the various hardware and equipment components used in its laboratory operations.

The Company has not experienced any material shipment delays from its major product suppliers or any material payment delays from its major customers due to Year 2000 issues. However, there can be no assurance that these third parties will not experience Year 2000 problems or that any problems would not have a material effect on the Company's business. Because the cost and timing of Year 2000 compliance by third parties such as suppliers, customers and service providers is not within the Company's control, no assurance can be given with respect to the cost or timing of such efforts or any potential adverse effects on the Company of any failure by these third parties to achieve Year 2000 compliance.

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

Interest Rate Sensitivity. The Company maintains a short-term investment portfolio consisting principally of securities issued by the U.S. Government with an average maturity of less than six months. These held-to-maturity securities are subject to interest rate risk and will fall in value if market rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 1999, the fair value of the portfolio would decline by an immaterial amount. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

ITEM 8.   FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

The financial statements and financial statement schedule are included in this report on pages F-1 through F-15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Following is a list that sets forth as of March 15, 2000 the names, ages and positions within the Company of all of the Executive Officers of the Company persons chosen to become executive officers of the Company, and the Directors of the Company. Each such director has been nominated for reelection at the Company's 2000 Annual Meeting, to be held on May 11, 2000 at 2:00 P.M. at the Charles Hotel, 1 Bennett Street, Cambridge, Massachusetts.

NAME                                        AGE                  POSITION
----                                        ---                  --------

Raymond C. Kubacki, Jr.                     55                Chief Executive
                                                              Officer, President,
                                                              Director

Werner A. Baumgartner, Ph.D.                64                Chairman of the
                                                              Board, Director

A. Clinton Allen                            56                Vice Chairman of
                                                              the Board, Director

Peter C. Monson                             44                Vice President,
                                                              Treasurer, Controller

William Thistle, Esq.                       50                Vice President,
                                                              General Counsel

Michael I. Schaffer, Ph.D                   55                Vice President,
                                                              Laboratory Operations

Michael J. Lamb                             50                Vice President, Sales

Donald F. Flynn                             60                Director,
                                                              Audit Committee member,
                                                              Options Committee member

Walter S. Tomenson, Jr.                     53                Director,
                                                              Audit Committee member,
                                                              Options Committee member

Fred J. Weinert                             52                Director,
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

Mr. Allen has served as Vice Chairman and as a Director of the Company since 1989. He is also Chairman and Chief Executive Officer of A.C. Allen & Company, Inc., an investment banking consulting firm located in Cambridge, Massachusetts. He is a director of Swiss Army Brands, Inc., Legal Club of America, Inc., Steinway Musical Instruments, Inc., Response USA Inc., Diversified Corporate Resources, Inc., and The DeWolfe Companies, Inc., where he serves as Vice Chairman.

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

Mr. Thistle joined the Company in September 1995 as Vice President and General Counsel. Prior to joining the Company, he served as Associate General Counsel for MGM Grand in Las Vegas from 1993 to 1995. From 1989 to 1993, Mr. Thistle was Associate General Counsel for Harrah's Casino Resorts. Mr. Thistle is on the Legal Advisory Board of the Institute for a Drug Free Workplace and is a board member of the Drug and Alcohol Testing Industry Association ("DATIA").

Dr. Schaffer joined the Company in April 1999 as Vice President of Laboratory Operations. Prior to joining the Company, he served as Director of Toxicology, Technical Manager and Responsible Person for the Leesburg, Florida laboratory of SmithKline Beecham Clinical Laboratories, from 1990 to 1999. Dr. Schaffer has been an inspector for the Substance Abuse and Mental Health Services Administration's National Laboratory Certification Program since 1989. Dr. Schaffer was also a member of the Board of Directors of the American Board of Forensic Toxicologists from 1990 to 1999.

Mr. Lamb joined the Company in June 1997 as Vice President, Sales. Prior to joining the Company, he served as Director, Sales and Marketing for Polaroid Corporation located in Cambridge, Massachusetts, from 1990 to 1996. From 1986 to 1990, Mr. Lamb was Director, National Accounts for Polaroid Corporation, U.S.A.

Mr. Flynn has been the sole stockholder of Flynn Enterprises, Inc., a venture capital, hedging and consulting firm based in Chicago, Illinois since its inception in February 1988. He was the Vice Chairman of the Blue Chip Casino, Inc., an owner and operator of a riverboat gaming vessel in Michigan City, Indiana from February 1997 until November 1999 when Blue Chip was sold to Boyd Gaming Corporation. Mr. Flynn also was Chairman of the Board from July 1992 until February 1996 and Chief Executive Officer from July 1992 until May 1995 of Discovery Zone, Inc., an operator of indoor entertainment and fitness facilities for children. On March 25, 1996, Discovery Zone, Inc. filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. Discovery Zone emerged from bankruptcy with a Plan of Reorganization that was approved by the Bankruptcy Court in July 1997. From 1972 to 1990, Mr. Flynn served in various positions with Waste Management, Inc. including Senior Vice President and Chief Financial Officer. Mr. Flynn serves as a Director of Extended Stay America, Inc., an owner and operator of extended-stay lodging facilities. Mr. Flynn has been a director of the Company since 1989.

Mr. Tomenson has been Managing Director and Chairman of Client Development of Marsh, Inc. since 1998. From 1993 to 1998, he was chairman of FINPRO, the financial services division of Marsh, Inc. In addition, he is a member of the Board of Directors of Marsh, Inc. Mr. Tomenson is a Director of Ronald McDonald House and a Trustee of the Children's Oncology Society of New York, Inc. He is a Director of the Trinity College School Fund, Inc. He also serves on the Executive Council of the Inner-City Scholarship Fund.

Mr. Weinert is the majority shareholder and serves as CEO of San Telmo, Inc., Barrington Services Group, Inc., San Telmo L.L.C. and H20 Plus, S.R.L. From 1989 to 1995, he was President of H20 Plus L.P., MW Partners, and Century Entertainment Ltd. Previous to that, he was President of Waste Management International, Inc. from 1983 to 1989. For the last 15 years he has served on the Business Advisory Council for the University of Dayton. Mr. Weinert has been a director of the Company since 1991.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on its reviews of copies of reports filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or written representations from persons required to file such reports ("Reporting Persons"), the Company believes that, all such filings required to be made by such Reporting Persons were timely made in accordance with the requirements of the Exchange Act

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2000 Annual Meeting of Stockholders to be held on May 11, 2000 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2000 Annual Meeting of Stockholders to be held on May 11, 2000 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2000 Annual Meeting of Stockholders to be held on May 11, 2000 and is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  (1)  Financial Statements:                                                Page
                                                                               ----

          Report of Independent Public Accountants                              F-1

          Balance Sheets as of December 31, 1999 and 1998                       F-2

          Statements of Income for the Years

          Ended December 31, 1999, 1998 and 1997                                F-3

          Statements of Shareholders' Equity for the Years

          Ended December 31, 1999, 1998 and 1997                                F-4

          Statements of Cash Flows for the Years

          Ended December 31, 1999, 1998 and 1997                                F-5

          Notes to Financial Statements                                         F-6

     (2)  Schedules

          None

     (3)  Exhibits (see the Index to Exhibits included elsewhere in this Report)

(b)       REPORTS ON FORM 8-K

          None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PSYCHEMEDICS CORPORATION

                                                By: /s/ Raymond C. Kubacki, Jr.
                                                   -----------------------------
                                                Raymond C. Kubacki, Jr.
                                                President and Chief Executive
                                                 Officer

Date:     March 24, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Raymond C. Kubacki, Jr.                          March 24, 2000
------------------------------------
Raymond C. Kubacki, Jr.
President and Chief Executive
Officer, Director
(Principal Executive Officer)

/s/ Peter C. Monson                                  March 24, 2000
------------------------------------
Peter C. Monson
Vice President, Treasurer, & Controller
(Principal Financial and Accounting Officer)

/s/ Werner A. Baumgartner, Ph.D.                     March 24, 2000
------------------------------------
Werner A. Baumgartner, Ph.D.
Director

/s/ A. Clinton Allen                                 March 24, 2000
------------------------------------
A. Clinton Allen
Director

/s/ Donald F. Flynn                                  March 24, 2000
------------------------------------
Donald F. Flynn
Director

/s/ Walter S. Tomenson, Jr.                          March 24, 2000
------------------------------------
Walter S. Tomenson, Jr.
Director

/s/ Fred J. Weinert                                  March 24, 2000
------------------------------------
Fred J. Weinert
Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To Psychemedics Corporation:

We have audited the accompanying balance sheets of Psychemedics Corporation (a Delaware corporation) as of December 31, 1999 and 1998 and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Psychemedics Corporation as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.


                                                        ARTHUR ANDERSEN LLP


Boston, Massachusetts
February 8, 2000

                            PSYCHEMEDICS CORPORATION
                                 BALANCE SHEETS

                                                                                   DECEMBER 31,
                                                                         -----------------------------------
                                                                             1999                   1998
                                                                             ----                   ----
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                            $    899,387           $    724,738
    Short-term investments                                                  4,938,463              9,088,436
    Accounts receivable, net of allowance for doubtful accounts
      of $312,169 and $377,000 in 1999 and 1998, respectively               3,219,511              3,075,619
    Laboratory supplies                                                       449,103                510,016
    Deferred tax asset                                                        337,752                585,000
    Prepaid expenses and other current assets                                 557,276                482,388
                                                                         ------------           ------------
       Total current assets                                                10,401,492             14,466,197
                                                                         ------------           ------------
PROPERTY AND EQUIPMENT, AT COST:
    Computer software                                                       1,205,840              1,205,840
    Office furniture and equipment                                          1,510,647              1,277,519
    Laboratory equipment                                                    5,144,292              4,968,196
    Leasehold improvements                                                    711,707                679,810
                                                                         ------------           ------------
                                                                            8,572,486              8,131,365
    Less - Accumulated depreciation and amortization                        5,154,038              3,949,128
                                                                         ------------           ------------
                                                                            3,418,448              4,182,237
                                                                         ------------           ------------
OTHER ASSETS - NET                                                            370,965                434,925
                                                                         ------------           ------------
                                                                         $ 14,190,905           $ 19,083,359
                                                                         ============           ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                     $    512,580           $    675,072
    Accrued expenses                                                          473,725                582,754
    Accrued income taxes                                                      369,065                162,357
    Deferred revenue                                                          862,088              1,436,667
                                                                         ------------           ------------
       Total current liabilities                                            2,217,458              2,856,850
                                                                         ------------           ------------
DEFERRED TAX LIABILITY                                                        167,520                344,000
COMMITMENTS (Note 6)
SHAREHOLDERS' EQUITY:
    Preferred stock, $.005 par value; authorized 1,000,000
      shares; none outstanding                                                     --                     --
    Common stock, $.005 par value; authorized 50,000,000
      shares; issued and outstanding 22,612,440 and 22,607,290
      shares  in 1999 and 1998, respectively                                  113,062                113,036
    Paid-in capital                                                        24,414,985             24,403,949
    Accumulated deficit                                                    (6,746,157)            (5,585,453)
    Less - Treasury stock, at cost; 1,172,464 shares in 1999
      and 533,664 shares in 1998                                           (5,580,293)            (2,645,232)
    Less - Receivable from officer                                           (395,670)              (403,791)
                                                                         ------------           ------------
       Total shareholders' equity                                          11,805,927             15,882,509
                                                                         ------------           ------------
                                                                         $ 14,190,905           $ 19,083,359
                                                                         ============           ============

   The accompanying notes are an integral part of these financial statements.

                            PSYCHEMEDICS CORPORATION
                              STATEMENTS OF INCOME

                                                              YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------

                                                 1999                 1998                 1997
                                                 ----                 ----                 ----


REVENUE                                      $19,622,625          $17,669,975          $15,398,952
COST OF REVENUE                                8,453,261            7,468,574            6,057,606
                                             -----------          -----------          -----------
     Gross profit                             11,169,364           10,201,401            9,341,346
                                             -----------          -----------          -----------

EXPENSES:
     General and administrative                3,067,062            2,907,803            2,273,780
     Marketing and selling                     4,029,219            3,486,929            3,573,920
     Research and development                    526,212              499,895              437,626
                                             -----------          -----------          -----------
                                               7,622,493            6,894,627            6,285,326
                                             -----------          -----------          -----------
     Income from operations                    3,546,871            3,306,774            3,056,020
INTEREST INCOME, net                             387,693              560,235              517,133
                                             -----------          -----------          -----------

INCOME BEFORE PROVISION
     FOR INCOME TAXES                          3,934,564            3,867,009            3,573,153
PROVISION FOR INCOME TAXES                     1,609,000            1,470,000            1,072,000
                                             -----------          -----------          -----------

NET INCOME                                   $ 2,325,564          $ 2,397,009          $ 2,501,153
                                             ===========          ===========          ===========

BASIC NET INCOME PER SHARE                   $      0.11          $      0.11          $      0.11
                                             ===========          ===========          ===========

DILUTED NET INCOME PER SHARE                 $      0.11          $      0.11          $      0.11
                                             ===========          ===========          ===========

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                              21,823,650           22,205,626           21,963,116

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING, ASSUMING DILUTION           22,055,990           22,586,705           22,540,841


The accompanying notes are an integral part of these financial statements.

                            PSYCHEMEDICS CORPORATION
                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                           COMMON STOCK                                                   TREASURY STOCK
                                     -------------------------                                      ------------------------
                                                    $0.005         PAID-IN       ACCUMULATED
                                       SHARES      PAR VALUE       CAPITAL         DEFICIT            SHARES        COST
                                     ---------------------------------------------------------------------------------------

BALANCE, December 31, 1996           21,758,087   $    108,790   $ 20,722,137   $ (6,281,047)         66,381   $   (254,063)

   Exercise of stock options,
       including tax benefits           624,633          3,123      2,859,412             --              --             --
   Cash dividends declared
       ($0.08 per share)                     --             --             --     (1,757,611)             --             --
   Acquisition of treasury stock             --             --             --             --         117,302       (751,376)
   Net income                                --             --             --      2,501,153              --             --
                                     ---------------------------------------------------------------------------------------
BALANCE, December 31, 1997           22,382,720        111,913     23,581,549     (5,537,505)        183,683     (1,005,439)

   Exercise of stock options,
       including tax benefits           224,570          1,123        822,400             --              --             --
   Payments on receivable from
       officer                               --             --             --             --              --             --
   Cash dividends declared
       ($0.11 per share)                     --             --             --     (2,444,957)             --             --
   Acquisition of treasury stock             --             --             --             --         349,981     (1,639,793)
   Net income                                --             --             --      2,397,009              --             --
                                     ---------------------------------------------------------------------------------------
BALANCE, December 31, 1998           22,607,290        113,036     24,403,949     (5,585,453)        533,664     (2,645,232)
                                     ---------------------------------------------------------------------------------------

   Exercise of stock options,
       including tax benefits             5,150             26         11,036             --              --             --
   Payments on receivable from
       officer                               --             --             --             --              --             --
   Cash dividends declared
       ($0.16 per share)                     --             --             --     (3,486,268)             --             --
   Acquisition of treasury stock             --             --             --             --         638,800     (2,935,061)
   Net income                                --             --             --      2,325,564              --             --
                                     ---------------------------------------------------------------------------------------
BALANCE, December 31, 1999           22,612,440   $    113,062   $ 24,414,985   $ (6,746,157)      1,172,464   $ (5,580,293)
                                     =======================================================================================


                                      RECEIVABLE
                                     FROM OFFICER      TOTAL
                                     ---------------------------

BALANCE, December 31, 1996                   --    $ 14,295,817

   Exercise of stock options,
       including tax benefits          (417,611)      2,444,924
   Cash dividends declared
       ($0.08 per share)                     --      (1,757,611)
   Acquisition of treasury stock             --        (751,376)
   Net income                                --       2,501,153

                                   ----------------------------
BALANCE, December 31, 1997             (417,611)     16,732,907

   Exercise of stock options,
       including tax benefits                --         823,523
   Payments on receivable from
       officer                           13,820          13,820
   Cash dividends declared
       ($0.11 per share)                     --      (2,444,957)
   Acquisition of treasury stock             --      (1,639,793)
   Net income                                --       2,397,009

                                   ----------------------------
BALANCE, December 31, 1998             (403,791)     15,882,509
                                   ----------------------------

   Exercise of stock options,
       including tax benefits                --          11,062
   Payments on receivable from
       officer                            8,121           8,121
   Cash dividends declared
       ($0.16 per share)                     --      (3,486,268)
   Acquisition of treasury stock             --      (2,935,061)
   Net income                                --       2,325,564

                                   ----------------------------
BALANCE, December 31, 1999         $   (395,670)   $ 11,805,927
                                   ============================


   The accompanying notes are an integral part of these financial statements.

                            PSYCHEMEDICS CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                      YEARS ENDED DECEMBER 31,
                                                                     -------------------------------------------------------
                                                                         1999                  1998                  1997
                                                                         ----                  ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $ 2,325,564           $ 2,397,009           $ 2,501,153
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                                     1,323,411               990,807               696,514
     Deferred income taxes                                                70,768               139,000              (380,000)
     Changes in current assets and liabilities:
      Accounts receivable                                               (143,892)              708,869            (1,127,072)
      Laboratory supplies                                                 60,913                (9,691)             (269,548)
      Prepaid expenses and other current assets                          (74,888)               33,486              (386,046)
      Accounts payable                                                  (162,492)              478,813              (199,175)
      Accrued expenses                                                  (109,029)              361,934              (111,424)
      Accrued income taxes                                               206,708               (54,886)              (18,040)
      Deferred revenue                                                  (574,579)              (51,343)            1,439,485
                                                                     -----------           -----------           -----------
       Net cash provided by operating activities                       2,922,484             4,993,998             2,145,847
                                                                     -----------           -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net sales (purchases) of short-term investments                     4,149,973               357,982            (1,075,691)
   Purchases of property and equipment                                  (495,662)           (1,889,849)           (1,412,695)
   Increase in other assets                                                   --               (75,128)              (33,717)
                                                                     -----------           -----------           -----------
       Net cash provided by (used in) investing activities             3,654,311            (1,606,995)           (2,522,103)
                                                                     -----------           -----------           -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the exercise of stock options, including
       tax benefits                                                       11,062               823,523             2,444,924
   Proceeds from the receivable from officer                               8,121                13,820                    --
   Dividends paid                                                     (3,486,268)           (2,444,957)           (2,194,828)
   Acquisition of treasury stock                                      (2,935,061)           (1,639,793)             (751,376)
                                                                     -----------           -----------           -----------
       Net cash used in financing activities                          (6,402,146)           (3,247,407)             (501,280)
                                                                     -----------           -----------           -----------


NET INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                                                       174,649               139,596              (877,536)
CASH AND CASH EQUIVALENTS, beginning of year                             724,738               585,142             1,462,678
                                                                     -----------           -----------           -----------

CASH AND CASH EQUIVALENTS, end of year                               $   899,387           $   724,738           $   585,142
                                                                     ===========           ===========           ===========

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------
       Cash paid for income taxes                                    $ 1,334,985           $ 1,073,000           $   156,000
                                                                     ===========           ===========           ===========

Supplemental Disclosure of Non-Cash Financing Activity:
-------------------------------------------------------
       Issuance of common stock for receivable from officer          $        --           $        --           $   417,611
                                                                     ===========           ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                            PSYCHEMEDICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

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

     Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with original maturities of 90 days or less from the date of purchase to be cash equivalents. Cash equivalents consist principally of money market accounts at December 31, 1999 and 1998.

The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost, which approximates fair market value. All short-term investments were classified as held-to-maturity at December 31, 1999 and 1998. Short-term investments have maturities between three months and one year and consist principally of securities issued by the U.S. Government at December 31, 1999 and 1998.

                            PSYCHEMEDICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

At December 31, 1999 and 1998, held-to-maturity marketable securities consisted of the following:

                                                   1999                                    1998
                                      ------------------------------          ------------------------------
                                         Market            Amortized             Market            Amortized
                                         Value               Cost                Value               Cost
                                         ------            ---------             ------            ---------

US Treasury obligations
   (maturity 3-8 months)              $  868,221          $  871,308          $3,444,330          $3,437,161
Federal agency obligations
   (maturity 3-9 months)               4,055,441           4,067,155           4,659,820           4,656,345
Commercial paper obligations
   (maturity 2 months)                        --                  --             995,149             994,930
                                      ------------------------------          ------------------------------
                                      $4,923,662          $4,938,463          $9,099,299          $9,088,436
                                      ==============================          ==============================

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

     Other Assets

Other assets consist primarily of capitalized legal costs relating to patent applications on the Company's drug extraction method. The Company is amortizing the cost of these patents over 10 years from the date of grant. The Company recorded amortization of $63,960 and $63,521 in 1999 and 1998, respectively. In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company evaluates the realizability of its patents based on estimated cash flows to be generated from such assets as compared to the original estimates. To the extent an impairment is identified, the Company will recognize a write-down of the related assets. To date, no impairment has been identified.

     Revenue Recognition

Except as described herein, revenues from the Company's services are recognized upon reporting of drug test results to the customer. Revenues related to sample collection kits not returned for processing by customers are recognized when the likelihood of the Company performing any service obligation is deemed remote. During 1999, 1998, and 1997, the Company recorded $625,000, $599,000, and $0, respectively, of revenue related to test kits that were sold for which the Company's obligations to provide service was deemed remote. At December 31, 1999 and 1998, the Company had deferred revenue balances of approximately $862,000 and $1,437,000, respectively, reflecting payments for its personal drug testing service received prior to the performance of the related test.

                            PSYCHEMEDICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

     Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. This statement requires the Company to recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences between the financial statement and tax reporting of assets and liabilities to the extent that they are realizable. Deferred tax expense (benefit) results from the net change in deferred tax assets and liabilities during the year. A deferred tax valuation allowance is required if it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized.

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

     Significant Customers

No single customer accounted for greater than 10% of revenues in 1999 and 1998, respectively. One of the Company's customers accounted for 10% of total revenues in 1997. As of December 31, 1999 and 1998, the same customer accounted for 6% and 10% of total accounts receivable, respectively.

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

                            PSYCHEMEDICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


Basic and diluted weighted average common shares outstanding are as follows:

                                              1999                1998               1997
                                              ----                ----               ----

Weighted average common shares
   outstanding                             21,823,650          22,205,626          21,963,116
Dilutive common equivalent shares             232,340             381,079             577,725
                                           ----------          ----------          ----------
Weighted average common shares
   outstanding, assuming dilution          22,055,990          22,586,705          22,540,841
                                           ==========          ==========          ==========


As of December 31, 1999, 1998 and 1997, options to purchase 752,570, 553,666, and 113,000 common shares, respectively, were outstanding but not included in the dilutive common equivalent share calculation as their effect would have been antidilutive.

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

     Software Development Costs

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria have been met. The Company adopted SOP 98-1 beginning January 1, 1998. SOP 98-1 had no effect upon adoption. As of December 31, 1999 and 1998, $1,205,540 of software development costs have been capitalized. During the years ended December 31, 1999, 1998 and 1997, $240,848, $43,930 and $20,848 of related amortization was charged to operations, respectively.

     Derivative Instruments and Hedging Activities

                            PSYCHEMEDICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, Accounting for Derivative Financial Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. The Company does not anticipate the adoption of these statements to have a material impact on its financial position or results of operations. As of December 31, 1999, the Company did not have any derivatives or other financial instruments as defined by SFAS No. 119, Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments.

     Reclassifications

Certain amounts in the prior year's financial statements have been reclassified to conform with the current year's presentation.

2.   RECEIVABLE FROM OFFICER

The amounts receivable from officer represent advances for the purchase of common stock. The notes bear interest at 5.82% and 6.13% and are full recourse. The notes, together with accrued interest, are payable approximately $197,000 on November 12, 2000 and approximately $199,000 on January 6, 2001.

                            PSYCHEMEDICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

3.   ROYALTY AGREEMENTS

The Company has a royalty-free license from the founder for the proprietary rights to the patented hair analysis technology used by the Company in its drug testing services. The Company has two agreements to sublicense its technology, which have not generated significant royalties to date.

4.   INCOME TAXES

The income tax provisions for the years ended December 31, 1999, 1998 and 1997 consist of the following:

                        1999                 1998                  1997
                        ----                 ----                  ----
Current -
   Federal          $ 1,181,000          $   998,000           $ 1,197,400
   State                357,000              333,000               254,600
                    -----------          -----------           -----------
                      1,538,000            1,331,000             1,452,000
                    -----------          -----------           -----------
Deferred -
   Federal               56,000              104,000              (290,300)
   State                 15,000               35,000               (89,700)
                    -----------          -----------           -----------
                         71,000              139,000              (380,000)
                    -----------          -----------           -----------

                    $ 1,609,000          $ 1,470,000           $ 1,072,000
                    ===========          ===========           ===========

The provisions for income taxes differ from the amount computed by applying the statutory federal income tax rate as follows:

                                                              1999            1998            1997
                                                              ----            ----            ----

Federal statutory rate                                        34.0%           34.0%           34.0%
Increase (decrease) resulting from -
   State tax provision, net of federal benefit                 6.3             5.9             6.3
   Utilization of net operating loss carryforwards
      previously not benefitted                                 --              --           (10.6)
   Utilization of tax credits                                 (1.3)           (5.7)             --
   Non-deductible expenses                                     1.9             3.8             3.6
   Other, net                                                   --              --            (3.3)
                                                              ----            ----            ----
Effective tax rate                                            40.9%           38.0%           30.0%
                                                              ====            ====            ====

The components of the net deferred tax assets included in the accompanying balance sheets are approximately as follows:

                                                1999                1998
                                                ----                ----
Deferred revenue                             $ 239,000           $ 442,000
Nondeductible reserves and accruals             99,000             143,000
Property basis differences                    (168,000)           (344,000)
                                             ---------           ---------
      Net asset                              $ 170,000           $ 241,000
                                             =========           =========

The long term deferred tax liability on the Company's balance sheet principally represents property basis differences.

                            PSYCHEMEDICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

5.   STOCK OPTIONS

The Company has various stock option plans under which options to acquire shares of the Company's common stock may be granted to directors, officers and certain employees of the Company. Options granted under the plans are non-qualified or incentive stock options, and are granted at a price that is not less than the fair market value of the common stock at the date of grant. These options have lives of five or ten years and vest over periods from zero to ten years.

A summary of all stock option transactions for the years ended December 31, 1999, 1998 and 1997 is as follows (in thousands, except per share amounts):

                                                                       WEIGHTED AVERAGE
                                             NUMBER OF SHARES           EXERCISE PRICE
                                             ----------------          ----------------
Outstanding, December 31,1996                     1,907                     $   2.98
   Granted                                          173                         6.89
   Exercised                                       (625)                        2.48
   Terminated                                       (31)                        4.16
                                                 ------                     --------
Outstanding, December 31,1997                     1,424                         4.02
   Granted                                          337                         5.17
   Exercised                                       (225)                        2.27
   Terminated                                       (70)                        5.14
                                                 ------                     --------
Outstanding, December 31,1998                     1,466                         4.43
   Granted                                          391                         4.45
   Exercised                                         (5)                        2.82
   Terminated                                      (110)                        5.66
                                                 ------                     --------
Outstanding, December 31,1999                     1,742                     $   4.37
                                                 ======                     ========
Exercisable, December 31,1999                     1,122                     $   4.07
                                                 ======                     ========
Exercisable, December 31,1998                       903                     $   3.93
                                                 ======                     ========
Exercisable, December 31,1997                       758                     $   3.04
                                                 ======                     ========

The following table summarizes information about stock options outstanding at December 31, 1999 (in thousands, except per share amounts):

                                     OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                      ---------------------------------------------------         ----------------------------
                       NUMBER         WEIGHTED AVERAGE        WEIGHTED            NUMBER           WEIGHTED
 EXERCISE PRICE          OF              REMAINING             AVERAGE              OF              AVERAGE
     RANGE            OPTIONS         CONTRACTUAL LIFE     EXERCISE PRICE         OPTIONS       EXERCISE PRICE
 --------------       -------         ----------------     --------------         -------       --------------
     $1.85               221                 3.93               $1.85               221              $1.85
  2.82 - 3.63            397                 5.10                3.00               397               3.00
  4.28 - 6.22          1,033                 8.01                5.16               438               5.69
  7.06 - 7.69             91                 7.33                7.41                66               7.30

The weighted average remaining contractual life of options outstanding at December 31, 1999, 1998 and 1997 was 6.79 years, 7.14 years, and 7.63 years, respectively.

                            PSYCHEMEDICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


     Accounting for Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and elect the disclosure-only alternative under SFAS No.
123. The Company has computed the value of options using the Black-Scholes option pricing model prescribed by SFAS No. 123.

The assumptions used and the weighted average information for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                               1999              1998               1997
                                                               ----              ----               ----
Risk-free interest rates                                        5.54%             5.15%              6.32%
Expected dividend yield                                          3.5%                2%                 1%
Expected lives                                                5 years           5 years            5 years
Expected volatility                                            42.23%            42.68%             69.70%
Weighted average grant-date fair value of
   options granted during the period                           $1.62             $2.14              $4.44

Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, net income and basic and diluted net income per share would have been approximately as follows:

                                                            1999                 1998                 1997
                                                            ----                 ----                 ----
As reported -
   Net income                                            $2,325,564           $2,397,009           $2,501,153
   Basic net income per share                            $     0.11           $     0.11           $     0.11
   Diluted net income per share                          $     0.11           $     0.11           $     0.11
Pro forma -
   Net income                                            $1,719,967           $1,713,342           $1,892,035
   Basic net income per share                            $     0.08           $     0.08           $     0.09
   Diluted net income per share                          $     0.08           $     0.08           $     0.08

6.   COMMITMENTS

     Lease Agreements

The Company leases certain of its facilities and equipment under operating lease agreements expiring on various dates through December 2005. Total minimum lease payments, including scheduled increases, are charged to operations on the straight-line basis over the life of the respective lease. Rent expense for the years ended December 31, 1999, 1998 and 1997 was approximately $473,000, $441,000, and $475,000, respectively.

                            PSYCHEMEDICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

At December 31, 1999, minimum commitments remaining under lease agreements were as follows:

                                                                             Amount
                                                                             ------
         Years ending December 31:
                  2000                                                    $  503,000
                  2001                                                       472,000
                  2002                                                       460,000
                  2003                                                       440,000
                  2004                                                       341,000
                  Thereafter                                                 354,000
                                                                          ----------
                                                                          $2,570,000
                                                                          ==========

7.   EMPLOYEE BENEFIT PLAN

On November 1, 1997, the Company adopted the Psychemedics Corporation 401(k) Savings and Retirement Plan (the 401(k) Plan). The 401(k) Plan is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code. All employees over the age of 21 who have completed one year of service are eligible to make pre-tax contributions up to a specified percentage of their compensation. Under the 401(k) Plan, the Company may, but is not obligated to, match a portion of the employees' contribution up to a defined maximum. A matching contribution of $99,683 and $94,111 was made in 1999 and 1998, respectively, while no contribution was made in 1997.

8.   ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                                         December 31,
                                                            -------------------------------------
                                                               1999                        1998
                                                               ----                        ----
Accrued payroll and employee benefits                       $ 371,095                   $ 246,277
Other accrued expenses                                        102,630                     336,477
                                                            ---------                   ---------
                                                            $ 473,725                   $ 582,754
                                                            =========                   =========

                            PSYCHEMEDICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

9.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following are selected quarterly financial data for the years ended December 31, 1999 and 1998:

                                                                               QUARTER ENDED
                                                  --------------------------------------------------------------------------
                                                    MARCH 31,            JUNE 30,          SEPTEMBER 30,        DECEMBER 31,
                                                      1999                 1999                1999                 1999
                                                   ----------           ----------         -------------        ------------
Revenues                                           $4,680,257           $5,854,999          $4,904,275           $4,183,094
Gross profit                                        2,737,158            3,567,940           2,708,310            2,155,956
Income from operations                                844,764            1,535,736             916,450              249,921
Net income                                            567,239              960,844             596,595              200,886
Basic net income per share                               0.03                 0.04                0.03                 0.01
Diluted net income per share                             0.03                 0.04                0.03                 0.01

                                                                               QUARTER ENDED
                                                   -------------------------------------------------------------------------
                                                    MARCH 31,            JUNE 30,          SEPTEMBER 30,        DECEMBER 31,
                                                      1998                 1998                1998                 1998
                                                   ----------           ----------         -------------        ------------
Revenues                                           $4,121,903           $4,834,720          $4,571,820           $4,141,532
Gross profit                                        2,427,015            2,924,394           2,623,795            2,226,197
Income from operations                                944,034            1,175,911             826,078              360,751
Net income                                            641,278              782,186             575,409              398,136
Basic net income per share                               0.03                 0.04                0.03                 0.02
Diluted net income per share                             0.03                 0.03                0.03                 0.02

10.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of the allowance for doubtful accounts is as follows:

                                                             1999                 1998                 1997
                                                             ----                 ----                 ----
Balance, beginning of period                              $ 377,000            $ 264,429            $ 163,991
Provision for doubtful accounts                             178,377              165,000              162,000
Write-offs                                                 (243,208)             (52,429)             (61,562)
                                                          ---------            ---------            ---------
Balance, end of period                                    $ 312,169            $ 377,000            $ 264,429
                                                          ---------            ---------            ---------

                            PSYCHEMEDICS CORPORATION

                                      10-K

                                INDEX TO EXHIBITS

Exhibit
Number                              Description
-------                             -----------

3                 Articles of Incorporation and By-Laws
                  -------------------------------------

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

3.6 By-Laws of the Company - (Incorporated by reference from the Registrant's Registration Statement on Form S-18,
                  File No. 33-10186 LA).

4                 Instruments Defining the Rights of Security Holders
                  ---------------------------------------------------

4.1 Specimen Stock Certificate - (Incorporated by reference from the Registrant's Registration Statement on Form S-18,
                  File No. 33-10186 LA).

                            PSYCHEMEDICS CORPORATION

                                      10-K

                                INDEX TO EXHIBITS

Exhibit
Number                              Description
-------                             -----------

10                Material Contracts

10.1              License Agreement  with Werner
                  Baumgartner, Ph.D. and Annette Baumgartner dated January 17, 1987 - (Incorporated by reference from the Registrant's Registration Statement on Form
                  S-18, File No. 33-10186 LA).

10.2*             1989 Employee Stock Option Plan,
                  as amended - (Incorporated by reference from the Registrant's 1997 Annual Proxy Statement.)

10.3*             1989 Non-Qualified Stock Option Plan,
                  as amended (Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.4*             1991 Non-Qualified Stock Option Plan -
                  (Incorporated by reference from the Registrant's
                  Annual Report on Form 10-K for the fiscal year ended December 31, 1991.)

10.5              Lease dated October 6, 1992 with Mitchell H.
                  Hersch, et. al with respect to premises in Culver City, California - (Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for for the fiscal year ended December 31, 1992.)

10.5.1            Security Agreement dated October 6, 1992 with Mitchell H.
                  Hersch et. al - (Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.)

10.5.2            First Amendment to Lease dated with Mitchell H. Hersch, et.al
                  California - (Incorporated by reference from the Registrant's
                  Annual Report on Form 10-K for for the fiscal year ended
                  December 31, 1997.)

10.5.3 Second Amendment to Lease dated with Mitchell H. Hersch, et.al. California - (Incorporated by reference from the Registrant's Annual Report on Form 10-K for for the fiscal year ended December 31, 1997.)

10.5.4 Third Amendment to Lease dated December 31, 1997 with Mitchell H. Hersch, et.al. California - (Incorporated by reference from the Registrant's Annual Report on Form 10-K for for the fiscal year ended December 31, 1997.)

10.6*             2000 Employee Stock Option Plan,
                  as amended - (Incorporated by reference from the Registrant's 2000 Annual Proxy Statement.)

                            PSYCHEMEDICS CORPORATION

                                      10-K

                                INDEX TO EXHIBITS

Exhibit
Number                              Description
-------                             -----------

23                Consents of Experts and Counsel

23.1              Consent of Arthur Andersen LLP                  Filed herewith

27                Financial Data Schedule                         Filed herewith

                  *Represents a management contract or compensatory plan in which a director or named executive officer of the Registrant participates.