Form 10-Q
period 2000-03-31
PSYCHEMEDICS CORP
filed 2000-05-12
CIK 806517

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
 ---          EXCHANGE ACT OF 1934

                    For quarterly period ended MARCH 31, 2000

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                    Yes  X      No
                                        ---        ----

Number of shares outstanding of only class of Issuer's Common Stock as of May 10, 2000: Common Stock $.005 par value (21,203,876 shares).

                            PSYCHEMEDICS CORPORATION

Part I   FINANCIAL INFORMATION                                                  PAGE NO.
                                                                                --------

     Item 1            Financial Statements

                       Condensed Balance Sheets as of March 31, 2000
                       and December 31, 1999                                       3

                       Condensed Statements of Income for the three
                       month periods ended March 31, 2000 and 1999                 4

                       Condensed Statements of Cash Flows for the
                       three month periods ended March 31, 2000 and 1999           5

                       Notes to Condensed Financial Statements                     6-7

     Item 2            Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                         8-10

     Item 3            Quantitative and Qualitative Disclosures about
                       Market Risk                                                 11

Part II  OTHER INFORMATION


     Item 6            Exhibits and Reports on Form 8-K                            11


SIGNATURES                                                                         12

EXHIBIT INDEX                                                                      13


                            PSYCHEMEDICS CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                                  MARCH 31,           DECEMBER 31,
                                                                    2000                 1999
                                                                  ---------           ------------
                                   ASSETS

CURRENT ASSETS:
        Cash and cash equivalents                                $  1,200,521        $    899,387
        Short-term investments                                      3,923,024           4,938,463
        Accounts receivable, net                                    2,576,231           3,219,510
        Inventories                                                   457,266             449,103
        Prepaid expenses and other current assets                     693,707             557,276
        Deferred tax asset                                            337,752             337,752
                                                                 ------------        ------------
              Total current assets                                  9,188,501          10,401,491
                                                                 ------------        ------------

PROPERTY AND EQUIPMENT:
Equipment and leasehold improvements, at cost                       8,924,567           8,572,486
Less-Accumulated depreciation and amortization                     (5,470,332)         (5,154,037)
                                                                 ------------        ------------
                                                                    3,454,235           3,418,449
                                                                 ------------        ------------

OTHER ASSETS - NET                                                    374,478             370,965
                                                                 ------------        ------------
                                                                 $ 13,017,214        $ 14,190,905
                                                                 ============        ============
   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable                                         $    599,885        $    512,580
        Accrued expenses                                              905,662             842,790
        Deferred revenue                                              731,188             862,088
                                                                 ------------        ------------
              Total current liabilities                             2,236,735           2,217,458
                                                                 ------------        ------------

DEFERRED TAX LIABILITY                                                167,520             167,520

SHAREHOLDERS' EQUITY:
Preferred stock, $.005 par value; 1,000,000
        shares authorized; none outstanding                              --                  --
Common stock; $.005 par value; 50,000,000
        shares authorized; issued 22,612,440
        shares in 2000 and 1999                                       113,062             113,062
Paid-in capital                                                    24,419,985          24,414,985
Accumulated deficit                                                (7,045,021)         (6,746,157)
Less - Treasury stock, at cost; 1,354,764 and 1,172,464
        shares in 2000 and 1999, respectively                      (6,480,491)         (5,580,293)
Less - Receivable from officer                                       (394,576)           (395,670)
                                                                 ------------        ------------
Total shareholders' equity                                         10,612,959          11,805,927
                                                                 ------------        ------------
                                                                 $ 13,017,214        $ 14,190,905
                                                                 ============        ============

See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                            PSYCHEMEDICS CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                      THREE MONTHS
                                                                     ENDED MARCH 31,
                                                             -------------------------------
                                                                2000                1999
                                                             -----------         -----------
REVENUE                                                      $ 4,682,027         $ 4,680,257
DIRECT COSTS                                                   2,150,186           1,943,099
                                                             -----------         -----------
       Gross profit                                            2,531,841           2,737,158
                                                             -----------         -----------

EXPENSES:

        General and administrative                               783,760             759,759
        Marketing and selling                                    980,766             991,574
        Research and development                                 106,916             141,061
                                                             -----------         -----------
                                                               1,871,442           1,892,394
                                                             -----------         -----------

OPERATING INCOME                                                 660,399             844,764

OTHER INCOME                                                     280,345             116,655
                                                             -----------         -----------

NET INCOME BEFORE INCOME TAXES                                   940,744             961,419

PROVISION FOR INCOME TAXES                                       386,000             394,180
                                                             -----------         -----------
NET INCOME                                                   $   554,744         $   567,239
                                                             ===========         ===========

BASIC NET INCOME PER SHARE                                   $      0.03         $      0.03
                                                             ===========         ===========

DILUTED NET INCOME PER SHARE                                 $      0.03         $      0.03
                                                             ===========         ===========
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                                            21,353,569          22,047,703
                                                             ===========         ===========
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING, ASSUMING DILUTION                         21,621,912          22,279,304
                                                             ===========         ===========

See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                            PSYCHEMEDICS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                 ENDED MARCH 31,
                                                                          -------------------------------
                                                                              2000                1999
                                                                          -----------         -----------


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                           $   554,744         $   567,239
     Adjustments to reconcile net income to net cash
         (used in) provided by operating activities:
     Depreciation and amortization                                            332,285             331,224
     Compensation expense related to issuance of
         stock options                                                          5,000
     Changes in assets and liabilities:
         Receivables                                                          643,279            (863,355)
         Inventories                                                           (8,163)             27,553
         Prepaid expenses and other current assets                           (136,431)            (90,139)
         Accounts payable                                                      87,305            (181,844)
         Accrued expenses                                                      62,872              45,177
         Deferred revenue                                                    (130,900)           (154,920)
                                                                          -----------          -----------
          Net cash (used in) provided by operating activities               1,409,991            (319,065)
                                                                          -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Maturities of short-term investments - net                             1,015,439           1,359,541
     Purchases of property and equipment                                     (352,081)            (89,720)
     Increase in other assets - net                                           (19,503)               --
                                                                          -----------         -----------
          Net cash provided by (used in) investing activities                 643,855           1,269,821
                                                                          -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash dividends paid                                                     (853,608)           (881,545)
     Proceeds from the receivable from officer                                  1,094              (4,827)
     Acquisition of treasury stock                                           (900,198)           (338,986)
                                                                          -----------         -----------
          Net cash used in financing activities                            (1,752,712)         (1,225,358)
                                                                          -----------         -----------


NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                                       301,134            (274,602)
                                                                          -----------         -----------
CASH AND CASH EQUIVALENTS, beginning of period                                899,387             724,738
                                                                          -----------         -----------
CASH AND CASH EQUIVALENTS, end of period                                  $ 1,200,521         $   450,136
                                                                          ===========         ===========


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                            PSYCHEMEDICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2000

1.  Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (the "Company") as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The balance sheet presented as of December 31, 1999 has been derived from the financial statements that have been audited by the Company's independent public accountants. The results of operations for the three months ended March 31, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000, or any other period.

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

Basic and diluted weighted average common shares outstanding are as follows:

                                                          THREE MONTHS ENDED
                                                     ---------------------------
                                                       MARCH 31,      MARCH 31,
                                                         2000           1999
                                                     -----------     -----------

Weighted average common shares outstanding            21,353,569     22,047,703
Dilutive common equivalent shares                        268,343        231,601
                                                      ----------     -----------
Weighted average common  shares outstanding,
    assuming dilution                                 21,621,912     22,279,304
                                                      ==========     ==========


For the three months ended March 31, 2000 and 1999, options to purchase 834,370 and 832,406 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

3.  Revenue Recognition

Except as provided below, revenues from the Company's services are recognized upon reporting of drug test results to the customer. Revenues related to sample collection kits not returned for processing by customers are recognized when the likelihood of the Company performing any service obligation is deemed remote. During the first quarter of 2000 and the first quarter of 1999, the Company recorded $109,000 and $230,000, respectively, of revenue related to sample collection kits that were sold for which the Company's obligation to provide service was deemed remote. At March 31, 2000 and December 31, 1999, the Company had deferred revenue balances of approximately $731,000 and $862,000, respectively, reflecting payments for its personal drug testing service received prior to the performance of the related test.

4.  Comprehensive Income

The Company's comprehensive income for the three month periods ended March 31, 2000 and 1999 was the same as reported net income.

5.  Computer Software Costs

As of March 31, 2000 and December 31, 1999, $1,205,540 of software development costs have been capitalized. During the three month periods ended March 31, 2000 and 1999, $60,294 and $59,966, respectively, of related amortization was charged to operations.

6.  New Accounting Pronouncements

In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, Accounting for Derivative Financial Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. The Company does not anticipate the adoption of these statements to have a material impact on its financial position or results of operations. As of March 31, 2000, the Company did not have any derivatives or other financial instruments as defined by SFAS No. 119, Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments.

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

                              RESULTS OF OPERATIONS

Revenue was $4,682,027 in the first quarter of 2000, which was essentially unchanged from $4,680,257 in the first quarter of 1999. An increase in new customers in the first quarter of 2000 was offset by lower volume from existing customers. Gross margin was 54% of sales in the first quarter of 2000 as compared to 58% of sales for the first quarter of 1999. The decrease in gross margin was due to higher direct costs in the first quarter of 2000 in anticipation of higher volume.

General and administrative ("G&A") expenses were $783,760 for the three months ended March 31, 2000 versus $759,759 for the three months ended March 31, 1999, representing an increase of $24,001 or 3%. Professional fees from legal services and facilities-related expenses (rent, taxes, telephone) experienced small increases, while all other G&A expenses remained relatively constant. As a percentage of revenue, G&A expenses increased to 17% in the first quarter of 2000 from 16% in the first quarter of 1999.

Marketing and selling expenses for the three month period ended March 31, 2000 decreased $10,808, to $980,766, a decrease of 1%. Expenses pertaining to additions to the sales force and expanded marketing activities related to the corporate market were offset by decreased customer service costs in the first quarter of 2000, as compared to the first quarter of 1999. Customer service costs during the first quarter of 1999 were elevated due to the Company's assistance in the testing of all employees at one of the Company's larger customers. Total marketing and selling expenses represented 21% of revenues in both the first quarter of 2000 and the first quarter of 1999. The Company expects to continue to aggressively promote its drug testing services during the remainder of 2000 and in future years in order to expand its client base.

Other income for the three month period ended March 31, 2000 included a $200,000 legal settlement from a breach of contract dispute with a third party administrator. The remainder of other income represented interest earned on cash equivalents and short-term investments. Although the yields on investment balances increased in the first quarter of 2000 as compared to the first quarter of 1999, interest income decreased due to lower average investment balances.

During the three months ended March 31, 2000 and March 31, 1999, the Company recorded tax provisions of $386,000 and $394,180, respectively, reflecting an effective tax rate of 41%.

                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had $5.1 million of cash, cash equivalents and short-term investments. The Company's operating activities generated net cash of $1,409,991 in the three months ended March 31, 2000. Investing activities provided $643,855 in the three month period while financing activities used a net amount of $1,752,712 during the period.

Operating cash flows increased $1,729,056 in the first three months of 2000, compared to the year earlier period. This was primarily due to a significant decrease in accounts receivable resulting from improved cash collections during the first quarter of 2000, which was offset to a lesser extent by an increase in accounts payable and deferred revenue. The non-cash effect of depreciation and amortization in the 2000 and 1999 periods was $332,285 and $331,224, respectively.

Capital expenditures in the first three months of 2000 were $352,081. The expenditures primarily consisted of new equipment, including laboratory and computer equipment. The Company believes that within the next two years it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $4 million.

During the three month period ended March 31, 2000, the Company distributed $853,608 in cash dividends to its shareholders. In addition, on May 10, 2000, the Company declared a cash dividend of $0.04 per share payable on June 21, 2000 to holders of record on June 7, 2000.

During the three month period ended March 31, 2000, the Company repurchased a total of 182,300 shares for treasury at an aggregate cost of $900,198.

At March 31, 2000, the Company's principal sources of liquidity included an aggregate of $5.1 million of cash, cash equivalents and short-term investments. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company's results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could potentially include joint ventures, issuances of common stock or debt financing. At March 31, 2000, the Company had no long-term debt.

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

Interest Rate Sensitivity. The Company maintains a short-term investment portfolio consisting principally of securities issued by the U.S. Government with an average maturity of less than six months. These held-to-maturity securities are subject to interest rate risk and will fall in value if market rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at March 31, 2000, the fair value of the portfolio would decline by an immaterial amount. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits.

                           See Exhibit Index included at Page 13 of this Report

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

                                    Psychemedics Corporation

Date:    May 12, 2000               By: /s/ Raymond C. Kubacki, Jr.
                                        ----------------------------------------
                                        Raymond C. Kubacki, Jr.
                                        President and Chief Executive Officer




Date:  May 12, 2000                 By: /s/ Peter C. Monson
                                        ----------------------------------------
                                        Peter C. Monson
                                        Vice President, Treasurer &
                                        Chief Financial Officer

                            PSYCHEMEDICS CORPORATION
                                    FORM 10-Q
                                 MARCH 31, 2000
                                  EXHIBIT INDEX

10.1 November 12, 1999 Second Amendment To Promissory Note dated November 12, 1997

10.2 January 6, 2000 Third Amendment To Promissory Note dated January 6, 1997

27.      Financial Data Schedule