Form 10-Q
period 2000-06-30
PSYCHEMEDICS CORP
filed 2000-08-07
CIK 806517

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

   X           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
---------      SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 2000

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
---------      THE SECURITIES EXCHANGE ACT OF 1934

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

Number of shares outstanding of only class of Issuer's Common Stock as of August 2, 2000: Common Stock $.005 par value (21,176,376 shares).

                            PSYCHEMEDICS CORPORATION

Part I  FINANCIAL INFORMATION                                                     Page No.
                                                                                  --------
        Item 1      Financial Statements

                    Condensed Balance Sheets as of June 30, 2000
                    and December 31, 1999                                            3

                    Condensed Statements of Income for the three
                    month periods ended June 30, 2000 and 1999                       4

                    Condensed Statements of Income for the six
                    month periods ended June 30, 2000 and 1999                       5

                    Condensed Statements of Cash Flows for the
                    six month periods ended June 30, 2000 and 1999                   6

                    Notes to Condensed Financial Statements                          7-8

         Item 2     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                              9-11

         Item 3     Quantitative and Qualitative Disclosures about Market Risk       11

Part II  OTHER INFORMATION

         Item 4     Submission of Matters to a Vote of Security Holders              12

         Item 6     Exhibits and Reports on Form 8-K                                 13


SIGNATURES                                                                           14

                            PSYCHEMEDICS CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                       JUNE 30,              DECEMBER 31,
                                                                         2000                    1999
                                                                     -----------             ------------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                       $ 1,044,122             $   899,387
     Short-term investments                                            2,712,132               4,938,463
     Accounts receivable, net                                          4,189,345               3,219,510
     Inventories                                                         460,656                 449,103
     Prepaid expenses and other current assets                           629,460                 557,276
     Deferred tax asset                                                  337,752                 337,752
                                                                     -----------             -----------
         Total current assets                                          9,373,467              10,401,491
                                                                     -----------             -----------

PROPERTY AND EQUIPMENT:
Equipment and leasehold improvements, at cost                          9,137,373               8,572,486
Less-Accumulated depreciation and amortization                         (5,802,703)            (5,154,037)
                                                                     -----------             -----------
                                                                       3,334,670               3,418,449
                                                                     -----------             -----------

OTHER ASSETS - NET                                                       358,488                 370,965
                                                                     -----------             -----------
                                                                     $13,066,625             $14,190,905
                                                                     ===========             ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                $   489,356              $  512,580
     Accrued expenses                                                  1,560,036                 842,790
     Deferred revenue                                                    769,833                 862,088
                                                                     -----------             -----------
         Total current liabilities                                     2,819,225               2,217,458
                                                                     -----------             -----------

DEFERRED TAX LIABILITY                                                   167,520                 167,520

SHAREHOLDERS' EQUITY:
Preferred stock, $.005 par value; 1,000,000
     shares authorized; none outstanding                                       -                       -
Common stock; $.005 par value; 50,000,000
     shares authorized; issued 22,612,440
     shares in 2000 and 1999                                             113,062                 113,062
Paid-in capital                                                       24,430,118              24,414,985
Accumulated deficit                                                   (7,214,560)             (6,746,157)
Less - Treasury stock, at cost; 1,430,064 and 1,172,464
     shares in 2000 and 1999, respectively                            (6,855,235)             (5,580,293)
Less - Receivable from officer                                          (393,505)               (395,670)
                                                                     -----------             -----------
Total shareholders' equity                                            10,079,880              11,805,927
                                                                     -----------             -----------
                                                                     $13,066,625             $14,190,905
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

                            PSYCHEMEDICS CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                    THREE MONTHS
                                                                   ENDED JUNE 30,
                                                          ------------------------------
                                                              2000               1999
                                                          -----------        -----------
REVENUE                                                   $ 5,472,701        $ 5,854,999
DIRECT COSTS                                                2,353,094          2,287,059
                                                          -----------        -----------
   Gross profit                                             3,119,607          3,567,940
                                                          -----------        -----------

EXPENSES:
   General and administrative                                 890,803            822,506
   Marketing and selling                                    1,022,611          1,080,360
   Research and development                                   111,430            129,338
                                                          -----------        -----------
                                                            2,024,844          2,032,204
                                                          -----------        -----------

OPERATING INCOME                                            1,094,763          1,535,736

OTHER INCOME                                                   60,852             92,798
                                                          -----------        -----------
NET INCOME BEFORE INCOME TAXES                              1,155,615          1,628,534

PROVISION FOR INCOME TAXES                                    477,700            667,690
                                                          -----------        -----------
NET INCOME                                                $   677,915        $   960,844
                                                          ===========        ===========

BASIC NET INCOME PER SHARE                                $      0.03        $      0.04
                                                          ===========        ===========

DILUTED NET INCOME PER SHARE                              $      0.03        $      0.04
                                                          ===========        ===========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                                         21,207,720         21,925,614
                                                          ===========        ===========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING, ASSUMING DILUTION                      21,483,974         22,155,948
                                                          ===========        ===========



See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                            PSYCHEMEDICS CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                      SIX MONTHS
                                                                    ENDED JUNE 30,
                                                           ------------------------------
                                                               2000               1999
                                                           -----------        -----------
REVENUE                                                    $10,154,728        $10,535,256
DIRECT COSTS                                                 4,503,280          4,230,158
                                                           -----------        -----------
   Gross profit                                              5,651,448          6,305,098
                                                           -----------        -----------

EXPENSES:
   General and administrative                                1,674,563          1,582,265
   Marketing and selling                                     2,003,377          2,071,934
   Research and development                                    218,346            270,399
                                                           -----------        -----------
                                                             3,896,286          3,924,598
                                                           -----------        -----------
OPERATING INCOME                                             1,755,162          2,380,500

OTHER INCOME                                                   341,197            209,453
                                                           -----------        -----------
NET INCOME BEFORE INCOME TAXES                               2,096,359          2,589,953

PROVISION FOR INCOME TAXES                                     863,700          1,061,870
                                                           -----------        -----------
NET INCOME                                                 $ 1,232,659        $ 1,528,083
                                                           ===========        ===========

BASIC NET INCOME PER SHARE                                 $      0.06        $      0.07
                                                           ===========        ===========

DILUTED NET INCOME PER SHARE                               $      0.06        $      0.07
                                                           ===========        ===========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                                          21,280,645         21,986,321
                                                           ===========        ===========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING, ASSUMING DILUTION                       21,552,827         22,217,651
                                                           ===========        ===========




See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                            PSYCHEMEDICS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                  ENDED JUNE 30,
                                                           ----------------------------
                                                               2000             1999
                                                           -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $ 1,232,659      $ 1,528,083
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                             680,646          677,759
  Compensation expense related to issuance of
     stock options                                              15,133                -
  Changes in assets and liabilities:
     Receivables                                              (969,835)      (1,456,527)
     Inventories                                               (11,553)          39,835
     Prepaid expenses and other current assets                 (72,184)        (153,282)
     Accounts payable                                          (23,224)        (158,381)
     Accrued expenses                                          717,246          724,943
     Deferred revenue                                          (92,255)        (277,167)
                                                           -----------      -----------
          Net cash provided by operating activities          1,476,633          925,263
                                                           -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities (purchases) of short-term investments - net     2,226,331        2,562,575
  Purchases of property and equipment                         (564,887)        (389,231)
  Increase in other assets - net                               (19,503)               -
                                                           -----------      -----------
     Net cash provided by investing activities               1,641,941        2,173,344
                                                           -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from the issuance of common stock                     -                -
  Proceeds from the receivable from officer                      2,165           (2,718)
  Cash dividends paid                                       (1,701,062)      (1,756,546)
  Acquisition of treasury stock                             (1,274,942)      (1,140,921)
                                                           -----------      -----------
     Net cash used in financing activities                  (2,973,839)      (2,900,185)
                                                           -----------      -----------


NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                         144,735          198,422
CASH AND CASH EQUIVALENTS, beginning of period                 899,387          724,738
                                                           -----------      -----------
CASH AND CASH EQUIVALENTS, end of period                   $ 1,044,122      $   923,160
                                                           ===========      ===========


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                            PSYCHEMEDICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


                                  June 30, 2000


1.  Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (the "Company") as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The balance sheet presented as of December 31, 1999 has been derived from the financial statements that have been audited by the Company's independent public accountants. The results of operations for the three months and the six months ended June 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000, or any other period.

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

     Basic and diluted weighted average common shares outstanding are as follows:

                                                          Three Months Ended                 Six Months Ended
                                                    ----------------------------       --------------------------
                                                      June 30,          June 30,        June 30,        June 30,
                                                        2000              1999            2000            1999
                                                    ----------        ----------       ----------      ----------
Weighted average common shares                      21,207,720        21,925,614       21,280,645      21,986,321

Dilutive common stock options                          276,254           230,334          272,182         231,330
                                                   -----------        ----------       ----------      ----------
Weighted average common shares
  outstanding, assuming dilution                    21,483,974        22,155,948       21,552,827      22,217,651

For the three months ended June 30, 2000 and 1999, options to purchase 834,370 and 832,406 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive. For the six months ended June 30, 2000 and 1999, options to purchase 1,096,070 and 832,406 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

3.  Revenue Recognition

Except as provided below, revenues from the Company's services are recognized upon reporting of drug test results to the customer. Revenues related to sample collection kits not returned for processing by customers are recognized when the likelihood of the Company performing any service obligation is deemed remote. During the second quarter of 2000 the Company did not record any revenue related to sample collection kits that were sold for which the Company's obligation to provide service was deemed remote. During the second quarter of 1999 and for the six months ended June 30, 2000 and 1999, the Company recorded $100,000, $109,000 and $330,000, respectively, of revenue related to sample collection kits that were sold for which the Company's obligation to provide service was deemed remote. At June 30, 2000 and December 31, 1999, the Company had deferred revenue balances of approximately $770,000 and $862,000, respectively, reflecting payments for its personal drug testing service received prior to the performance of the related test.

4.  Comprehensive Income

The Company's comprehensive income for the three month periods and the six month periods ended June 30, 2000 and 1999 was the same as reported net income.

5.  Computer Software Costs

As of June 30, 2000 and December 31, 1999, $1,205,540 of software development costs have been capitalized. For both of the three month periods ended June 30, 2000 and 1999, $60,294 of related amortization was charged to operations. During the six month periods ended June 30, 2000 and 1999, $120,588 and $120,260, respectively, of related amortization was charged to operations.

6.  New Accounting Pronouncements

In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. The Company does not anticipate the adoption of these statements to have a material impact on its financial position or results of operations. As of June 30, 2000, the Company did not have any derivatives or other financial instruments as defined by SFAS No. 119, DISCLOSURES ABOUT DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS.

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


                              RESULTS OF OPERATIONS
                              ---------------------

Revenue was $5,472,701 in the second quarter of 2000 as compared to $5,854,999 in the second quarter of 1999, representing a decrease of 7%. Revenue for the six month period ended June 30, 2000 was $10,154,728, a decrease of 4% from the $10,535,256 of revenue reported for the comparable period of 1999. The revenue decrease was due primarily to decreases in volume from both new and existing clients.

Gross margin was 57% of sales in the second quarter of 2000, as compared to 61% in the second quarter of 1999. Gross margin for the six months ended June 30, 2000 was 56% of sales, as compared to 60% for the six months ended June 30, 1999. The decrease in gross margin was due to higher direct costs in the first and second quarter of 2000 in anticipation of higher volume.

General and administrative ("G&A") expenses were $890,803 for the three months ended June 30, 2000 as compared to $822,506 for the three months ended June 30, 1999, representing an increase of 8%. G&A expenses were $1,674,563 for the six months ended June 30, 2000 as compared to $1,582,265 for the year earlier period, representing an increase of 6%. As a percentage of revenue, G&A expenses increased to 16% in the second quarter of 2000 from 14% in the second quarter of 1999 and increased to 16% for the six months ended June 30, 2000 from 15% for the comparable year earlier period. Professional fees related to legal services and investor relations accounted for most of the increase, while all other G&A expenses remained relatively constant.

Marketing and selling expenses for the three month period ended June 30, 2000 decreased $57,749 from the comparable period of the prior year to $1,022,611, a decrease of 5%. Marketing and selling expenses were $2,003,377 for the six months ended June 30, 2000 as compared to $2,071,934 for the year earlier period, representing a decrease of 3%. Expenses pertaining to additions to the sales force and expanded marketing activities related to the corporate market were offset by decreased customer service costs in the first and second quarter of 2000, as compared to the first and second quarter of 1999. Customer service costs during the first and second quarter of 1999 were elevated due to the Company's assistance in the testing of all employees at one of the Company's larger customers. Total marketing and selling expenses were 19% of revenue in both the second quarter of 2000 and the second quarter of 1999, and 20% of revenue for the six months ended June 30, 2000 and June 30, 1999. The Company expects to continue to aggressively promote its drug testing services during the remainder of 2000 and in future years in order to expand its client base.

Other income for the three month and the six month periods ended June 30, 2000 represented primarily interest earned on cash equivalents and short-term investments. Other income for the six month period ended June 30, 2000 included a $200,000 legal settlement from a breach of contract dispute with a third party administrator. The remainder of other income represented interest earned on cash equivalents and short-term investments. Although the yields on investment balances increased in the first and second quarter of 2000 as compared to the first and second quarter of 1999, interest income decreased due to lower average investment balances.


During the three months ended June 30, 2000 and June 30, 1999, the Company recorded tax provisions of $477,700 and $667,690, respectively. During the six months ended June 30, 2000 and June 30, 1999, the Company recorded tax provisions of $863,700 and $1,061,870, respectively. These tax provisions reflect an effective tax rate of 41%.


                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

At June 30, 2000, the Company had $3.8 million of cash, cash equivalents and short-term investments. The Company's operating activities generated net cash of $1,476,633 in the six months ended June 30, 2000. Investing activities generated $1,641,941 in the six month period while financing activities used a net amount of $2,973,839 during the period.

Operating cash flows increased $551,370 in the first six months of 2000, compared to the year earlier period. A lesser increase in accounts receivable and a lesser decrease in accounts payable and deferred revenue during the first six months of 2000 as compared to the first six months of 1999 were the main reason for this increase. This was partially offset by the reduction in net income for the first two quarters of 2000 as compared to the year earlier period. The non-cash effect of depreciation and amortization in the 2000 and 1999 periods was $680,645 and $677,759, respectively.

Capital expenditures in the first two quarters of 2000 were $564,887. The expenditures primarily consisted of new equipment, including laboratory and computer equipment. The Company believes that within the next two years it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $4 million.

During the six month period ended June 30, 2000, the Company distributed $1,701,062 in cash dividends to its shareholders and repurchased a total of 257,600 shares for treasury at an aggregate cost of $1,274,942.

At June 30, 2000, the Company's principal sources of liquidity included an aggregate of $3.8 million of cash, cash equivalents and short-term investments. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company's results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could potentially include joint ventures, issuance of common stock or debt financing. At June 30, 2000, the Company had no long-term debt.

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

Interest Rate Sensitivity. The Company maintains a short-term investment portfolio consisting principally of securities issued by the U.S. Government with an average maturity of less than six months. These held-to-maturity securities are subject to interest rate risk and will fall in value if market rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at June 30, 2000, the fair value of the portfolio would decline by an immaterial amount. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

                            PART II OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Psychemedics Corporation was held on May 11, 2000 for the purpose of electing a board of directors, ratification of the Company's 2000 Stock Option Plan and approving the appointment of the Company's auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

Description and tabulation by the Company's transfer agent of each matter voted upon at the Annual Meeting of Shareholders of Psychemedics Corporation held on May 11, 2000.

All of management's nominees for directors, as listed in the proxy statement, were elected with the following vote:

Election of Directors.

                                                                Number of Shares
                                                        --------------------------------
                                                        For                      Abstain
                                                        ---                      -------

Werner A Baumgartner, Ph.D.                          12,310,939                 3,292,006
Donald F. Flynn                                      12,202,621                 3,400,324
Raymond C. Kubacki, Jr.                              12,232,801                 3,370,144
Walter S. Tomenson, Jr.                              12,329,298                 3,273,647
A. Clinton Allen                                     12,209,536                 3,393,409
Fred J. Weinert                                      12,229,502                 3,373,443

Ratification of the Company's 2000 Stock Option Plan.

                                                           Number of Shares
                                                           ----------------
For                                                           9,305,394
Against                                                       3,607,294
Abstain                                                          42,506
Delivered - not voted                                         2,917,751


Selection of Arthur Andersen LLP as auditors of the Company.

                                                           Number of Shares
                                                           ----------------
For                                                          15,114,805
Against                                                          38,215
Abstain                                                         449,925

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

                                   Psychemedics Corporation

Date:  August 4, 2000              By: /s/ Raymond C. Kubacki, Jr.
                                           -------------------------------------
                                           Raymond C. Kubacki, Jr.
                                           President and Chief Executive Officer




Date:  August 4, 2000              By: /s/ Peter C. Monson
                                      -------------------------------------
                                           Peter C. Monson
                                           Vice President, Treasurer &
                                           Chief Financial Officer