Form 10-Q
period 2000-09-30
PSYCHEMEDICS CORP
filed 2000-11-09
CIK 806517

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

    X           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
  ------        SECURITIES EXCHANGE ACT OF 1934

                 For quarterly period ended SEPTEMBER 30, 2000

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
  -------       THE SECURITIES EXCHANGE ACT OF 1934

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

Number of shares outstanding of only class of Issuer's Common Stock as of November 9, 2000: Common Stock $.005 par value (21,167,876 shares).

                            PSYCHEMEDICS CORPORATION


Part I  FINANCIAL INFORMATION                                           Page No.
                                                                        --------


        Item 1  Financial Statements

                Condensed Balance Sheets as of September 30, 2000
                and December 31, 1999                                     3

                Condensed Statements of Income for the three
                month periods ended September 30, 2000 and 1999           4

                Condensed Statements of Income for the nine
                month periods ended September 30, 2000 and 1999           5

                Condensed Statements of Cash Flows for the
                nine month periods ended September 30, 2000 and 1999      6

                Notes to Condensed Financial Statements                   7-8

        Item 2  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       9-11

        Item 3  Quantitative and Qualitative Disclosures about Market
                Risk                                                      11


Part II OTHER INFORMATION


        Item 6  Exhibits and Reports on Form 8-K                          12


SIGNATURES                                                                13

                            PSYCHEMEDICS CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                               SEPTEMBER 30,        DECEMBER 31,
                                                                   2000                 1999
                                                               -------------        ------------
                                     ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                              $  3,348,802         $    899,387
        Short-term investments                                         --              4,938,463
        Accounts receivable, net                                  3,957,823            3,219,510
        Inventories                                                 421,173              449,103
        Prepaid expenses and other current assets                   621,822              557,276
        Deferred tax asset                                          337,752              337,752
                                                               ------------         ------------
              Total current assets                                8,687,372           10,401,491
                                                               ------------         ------------
PROPERTY AND EQUIPMENT:
Equipment and leasehold improvements, at cost                     9,224,591            8,572,486
Less-Accumulated depreciation and amortization                   (6,080,459)          (5,154,037)
                                                               ------------         ------------
                                                                  3,144,132            3,418,449
                                                               ------------         ------------

OTHER ASSETS - NET                                                  342,009              370,965
                                                               ------------         ------------
                                                               $ 12,173,513         $ 14,190,905
                                                               ============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
        Accounts payable                                       $    427,201         $    512,580
        Accrued expenses                                          1,234,875              842,790
        Deferred revenue                                            728,111              862,088
                                                               ------------         ------------
              Total current liabilities                           2,390,187            2,217,458
                                                               ------------         ------------

DEFERRED TAX LIABILITY                                              167,520              167,520

SHAREHOLDERS' EQUITY:
Preferred stock, $.005 par value; 1,000,000
        shares authorized; none outstanding                            --                   --
Common stock; $.005 par value; 50,000,000
        shares authorized; issued 22,612,440
        shares in 2000 and 1999                                     113,062              113,062
Paid-in capital                                                  24,437,746           24,414,985
Accumulated deficit                                              (7,610,218)          (6,746,157)
Less - Treasury stock, at cost; 1,444,564 and 1,172,464
        shares in 2000 and 1999, respectively                    (6,925,352)          (5,580,293)
Less - Receivable from officer                                     (399,432)            (395,670)
                                                               ------------         ------------
Total shareholders' equity                                        9,615,806           11,805,927
                                                               ------------         ------------
                                                               $ 12,173,513         $ 14,190,905
                                                               ============         ============


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                            PSYCHEMEDICS CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                      THREE MONTHS
                                                   ENDED SEPTEMBER 30,
                                             ------------------------------
                                                2000               1999
                                             -----------        -----------
REVENUE                                      $ 5,021,437        $ 4,904,275
DIRECT COSTS                                   2,263,915          2,195,965
                                             -----------        -----------
       Gross profit                            2,757,522          2,708,310
                                             -----------        -----------
EXPENSES:
       General and administrative                808,488            724,745
       Marketing and selling                   1,111,142            947,038
       Research and development                  129,092            120,077
                                             -----------        -----------
                                               2,048,722          1,791,860
                                             -----------        -----------

OPERATING INCOME                                 708,800            916,450

OTHER INCOME                                      58,878             94,515
                                             -----------        -----------

NET INCOME BEFORE INCOME TAXES                   767,678          1,010,965

PROVISION FOR INCOME TAXES                       317,200            414,370

                                             -----------        -----------
NET INCOME                                   $   450,478        $   596,595
                                             ===========        ===========

BASIC NET INCOME PER SHARE                   $      0.02        $      0.03
                                             ===========        ===========

DILUTED NET INCOME PER SHARE                 $      0.02        $      0.03
                                             ===========        ===========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                            21,174,034         21,760,796
                                             ===========        ===========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING, ASSUMING DILUTION         21,436,108         22,008,063
                                             ===========        ===========


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                            PSYCHEMEDICS CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       NINE MONTHS
                                                   ENDED SEPTEMBER 30,
                                             ------------------------------
                                                 2000               1999
                                             -----------        -----------
REVENUE                                      $15,176,165        $15,439,531
DIRECT COSTS                                   6,767,195          6,426,123
                                             -----------        -----------
       Gross profit                            8,408,970          9,013,408
                                             -----------        -----------
EXPENSES:
       General and administrative              2,483,051          2,307,010
       Marketing and selling                   3,114,519          3,018,972
       Research and development                  347,438            390,476
                                             -----------        -----------
                                               5,945,008          5,716,458
                                             -----------        -----------

OPERATING INCOME                               2,463,962          3,296,950

OTHER INCOME                                     400,075            303,968
                                             -----------        -----------

NET INCOME BEFORE INCOME TAXES                 2,864,037          3,600,918

PROVISION FOR INCOME TAXES                     1,180,900          1,476,240
                                             -----------        -----------

NET INCOME                                   $ 1,683,137        $ 2,124,678
                                             ===========        ===========

BASIC NET INCOME PER SHARE                   $      0.08        $      0.10
                                             ===========        ===========

DILUTED NET INCOME PER SHARE                 $      0.08        $      0.10
                                             ===========        ===========
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                            21,244,848         21,913,198
                                             ===========        ===========
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING, ASSUMING DILUTION         21,513,684         22,149,599
                                             ===========        ===========


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                            PSYCHEMEDICS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                 ENDED SEPTEMBER 30,
                                                            -------------------------------
                                                                2000                1999
                                                            -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                             $ 1,683,137         $ 2,124,678
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                          974,879           1,001,279
     Compensation expense related to issuance of
         stock options                                           22,761                --
     Changes in assets and liabilities:
         Receivables                                           (738,313)         (1,176,733)
         Inventories                                             27,930              45,680
         Prepaid expenses and other current assets              (64,546)            (51,191)
         Accounts payable                                       (85,379)           (345,105)
         Accrued expenses                                       392,085             108,765
         Deferred revenue                                      (133,977)           (381,222)
                                                            -----------         -----------
          Net cash provided by operating activities           2,078,577           1,326,151
                                                            -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Maturities of short-term investments - net               4,938,463           3,381,355
     Purchases of property and equipment                       (652,103)           (504,032)
     Increase in other assets - net                             (19,503)               --
                                                            -----------         -----------
          Net cash provided by investing activities           4,266,857           2,877,323
                                                            -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from the issuance of common stock                --                14,523
      Increase in the receivable from officer                    (3,762)               (650)
     Cash dividends paid                                     (2,547,198)         (2,631,593)
     Acquisition of treasury stock                           (1,345,059)         (1,792,427)
                                                            -----------         -----------
          Net cash used in financing activities              (3,896,019)         (4,410,147)
                                                            -----------         -----------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                       2,449,415            (206,673)
CASH AND CASH EQUIVALENTS, beginning of period                  899,387             724,738
                                                            -----------         -----------
CASH AND CASH EQUIVALENTS, end of period                    $ 3,348,802         $   518,065
                                                            ===========         ===========

See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                            PSYCHEMEDICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2000

1.   Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (the "Company") as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The balance sheet presented as of December 31, 1999 has been derived from the financial statements that have been audited by the Company's independent public accountants. The results of operations for the three months and the nine months ended September 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000, or any other period.

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

     Basic and diluted weighted average common shares outstanding are as follows:

                                                 Three Months Ended                       Nine Months Ended
                                         ----------------------------------       ----------------------------------
                                         September 30,        September 30,       September 30,        September 30,
                                             2000                 1999                2000                 1999
                                         -------------        -------------       -------------        -------------
Weighted average                         21,174,034            21,760,796          21,244,848            21,913,198
  common shares
Dilutive common
  stock options                             262,074               247,267             268,836               236,401
                                         ----------            ----------          ----------            ----------
Weighted average common
  shares outstanding,
  assuming dilution                      21,436,108            22,008,063          21,513,684            22,149,599

For the three months ended September 30, 2000 and 1999, options to purchase 1,086,070 and 814,370 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive. For the nine months ended September 30, 2000 and 1999, options to purchase 1,086,070 and 814,370 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

3.   Revenue Recognition

Except as provided below, revenues from the Company's services are recognized upon reporting of drug test results to the customer. Revenues related to sample collection kits not returned for processing by customers are recognized when the likelihood of the Company performing any service obligation is deemed remote. During the third quarter of 2000 the Company did not record any revenue related to sample collection kits that were sold for which the Company's obligation to provide service was deemed remote. During the third quarter of 1999 and for the nine months ended September 30, 2000 and 1999, the Company recorded $150,000, $109,000 and $480,000, respectively, of revenue related to sample collection kits that were sold for which the Company's obligation to provide service was deemed remote. At September 30, 2000 and December 31, 1999, the Company had deferred revenue balances of approximately $728,000 and $862,000, respectively, reflecting payments for its personal drug testing service received prior to the performance of the related test.

4.   Comprehensive Income

The Company's comprehensive income for the three month periods and the nine month periods ended September 30, 2000 and 1999 was the same as reported net income.

5.   Computer Software Costs

As of September 30, 2000 and December 31, 1999, $1,205,540 of software development costs have been capitalized. For both of the three month periods ended September 30, 2000 and 1999, $60,294 of related amortization was charged to operations. During the nine month periods ended September 30, 2000 and 1999, $180,882 and $180,554, respectively, of related amortization was charged to operations.

6.   New Accounting Pronouncements

In September 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, Accounting for Derivative Financial Instruments and Hedging Activities
- Deferral of the Effective Date of FASB Statement No. 133, which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after September 15, 2000. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. The Company does not anticipate the adoption of these statements to have a material impact on its financial position or results of operations. As of September 30, 2000, the Company did not have any derivatives or other financial instruments as defined by SFAS No. 119, Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments.


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


                              RESULTS OF OPERATIONS

Revenue was $5,021,437 in the third quarter of 2000 as compared to $4,904,275 in the third quarter of 1999, representing an increase of 2%. Revenue for the nine month period ended September 30, 2000 was $15,176,165, a decrease of 2% from the $15,439,531 of revenue reported for the comparable period of 1999. The revenue increase for the third quarter of 2000 and the revenue decrease for the nine months ended September 30, 2000 were due primarily to variations in volume from both new and existing clients.

Gross margin was 55% of sales in both the third quarter of 2000 and the third quarter of 1999. Gross margin for the nine months ended September 30, 2000 was 55% of sales, as compared to 59% for the nine months ended September 30, 1999. The decrease in gross margin was due to higher direct costs in the first three quarters of 2000 in anticipation of higher volume.

General and administrative ("G&A") expenses were $808,488 for the three months ended September 30, 2000 as compared to $724,745 for the three months ended September 30, 1999, representing an increase of 12%. G&A expenses were $2,483,051 for the nine months ended September 30, 2000 as compared to $2,307,010 for the year earlier period, representing an increase of 8%. As a percentage of revenue, G&A expenses increased to 16% in the third quarter of 2000 from 15% in the third quarter of 1999 and increased to 16% for the nine months ended September 30, 2000 from 15% for the comparable year earlier period. Professional fees related to legal services, investor relations and consulting services related to computer services and strategic corporate development accounted for most of the increase, while all other G&A expenses remained relatively constant.

Marketing and selling expenses for the three month period ended September 30, 2000 increased $164,104 from the comparable period of the prior year to $1,111,142, an increase of 17%. This increase is due primarily to the expansion of the Company's sales force during the third quarter of 2000. Marketing and selling expenses were $3,114,519 for the nine months ended September 30, 2000 as compared to $3,018,972 for the year earlier period, representing an increase of 3%. Expenses pertaining to additions to the sales force and expanded marketing activities related to the corporate market were partially offset by decreased customer service costs in the first three quarters of 2000, as compared to the first three quarters of 1999. Customer service costs during the first three quarters of 1999 were elevated due to the Company's assistance in the testing of all employees at one of the Company's larger customers. Total marketing and selling expenses were 22% of revenue in the third quarter of 2000 and 19% of revenue in the third quarter of 1999. Total marketing and selling expenses were 21% and 20% of revenue for the nine months ended September 30, 2000 and September 30, 1999, respectively. The Company expects to continue to aggressively promote its drug testing services during the remainder of 2000 and in future years in order to expand its client base.

Other income for the three month and the nine month periods ended September 30, 2000 represented primarily interest earned on cash equivalents and short-term investments. Other income for the nine month period ended September 30, 2000 included a $200,000 legal settlement from a breach of contract dispute with a third party administrator. The remainder of other income represented interest earned on cash equivalents and short-term investments. Although the yields on investment balances increased in the first three quarters of 2000 as compared to the first three quarters of 1999, interest income decreased due to lower average investment balances.

During the three months ended September 30, 2000 and September 30, 1999, the Company recorded tax provisions of $317,200 and $414,370, respectively. During the nine months ended September 30, 2000 and September 30, 1999, the Company recorded tax provisions of $1,180,900 and $1,476,240, respectively. These tax provisions reflect an effective tax rate of 41%.


                         LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had $3.3 million of cash, cash equivalents and short-term investments. The Company's operating activities generated net cash of $2,078,577 in the nine months ended September 30, 2000. Investing activities generated $4,266,857 in the nine month period while financing activities used a net amount of $3,896,019 during the period.

Operating cash flows increased $752,426 in the first nine months of 2000, compared to the year earlier period. A lesser increase in accounts receivable and a lesser decrease in accounts payable and deferred revenue along with an increase in accrued expenses during the first nine months of 2000 as compared to the first nine months of 1999 were the main reason for this increase. This was partially offset by the reduction in net income for the first three quarters of 2000 as compared to the year earlier period. The non-cash effect of depreciation and amortization in the 2000 and 1999 periods was $974,879 and $1,001,279, respectively.

Capital expenditures in the first three quarters of 2000 were $652,103. The expenditures primarily consisted of new equipment, including laboratory and computer equipment. The Company believes that within the next two years it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $4 million.

During the nine month period ended September 30, 2000, the Company distributed $2,547,198 in cash dividends to its shareholders and repurchased a total of 272,100 shares for treasury at an aggregate cost of $1,345,059.

At September 30, 2000, the Company's principal sources of liquidity included an aggregate of $3.3 million of cash, cash equivalents and short-term investments. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company's results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could potentially include joint ventures, issuance of common stock or debt financing. At September 30, 2000, the Company had no long-term debt.

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

Interest Rate Sensitivity. The Company maintains a short-term investment portfolio consisting principally of securities issued by the U.S. Government with an average maturity of less than six months. These held-to-maturity securities are subject to interest rate risk and will fall in value if market rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at September 30, 2000, the fair value of the portfolio would decline by an immaterial amount. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

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

                                        Psychemedics Corporation

Date: November 9, 2000                  By: /s/ Raymond C. Kubacki, Jr.
                                            -----------------------------------
                                        Raymond C. Kubacki, Jr.
                                        President and Chief Executive Officer




Date: November 9, 2000                  By: /s/ Peter C. Monson
                                            ------------------------------------
                                        Peter C. Monson
                                        Vice President, Treasurer &
                                        Chief Financial Officer