Form 10-K
period 2000-12-31
PSYCHEMEDICS CORP
filed 2001-03-27
CIK 806517

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                         COMMISSION FILE NUMBER: 1-13738

                            PSYCHEMEDICS CORPORATION
             (exact name of registrant as specified in its charter)

           Delaware                                      58-1701987
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


1280 Massachusetts Ave., Cambridge, MA                     02138
---------------------------------------               -------------
(Address of principal executive offices)                (Zip Code)


        Registrant's telephone number, including area code: 617-868-7455

           Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.005 Par Value                               American Stock Exchange
-----------------------------               -----------------------------------------------------
         (Title of class)                   (name of each exchange on which registered)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES (X) NO ( )
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

On March 15, 2001 the aggregate market value of the voting stock held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers, directors and 10% shareholders are "affiliates" of the Registrant) was $60,530,881 and 21,153,376 shares of Common Stock, $.005 par value, were outstanding at such date.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Part III - Portions of the Registrant's Proxy Statement relative to the 2001 Annual Meeting of Stockholders to be held on May 10, 2001.

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

The Company's first application of its patented technology is a testing service that screens for the presence of certain drugs of abuse in hair. The application of radioimmunoassay procedures using hair differs from the more widely used application of radioimmunoassay procedures using urine samples. The Company's tests provide quantitative information which indicates the approximate amount of drug ingested as well as historical data which can show a pattern of individual drug use over a period of time. This information is useful to employers in both applicant and employee testing, to physicians, treatment professionals, law enforcement agencies, to the insurance industry; and to parents concerned about drug use by their children and to other individuals and entities engaged in any business where drug use is an issue. The Company provides commercial testing and confirmation by mass spectrometry using industry-accepted practices for cocaine, marijuana, PCP, methamphetamine, and opiates. As of July 17, 2000, the Company began testing all hair samples it received from both corporations and individuals for the presence of Ecstasy, (methylenedioxymehthamphetamine/MDMA), as part of its methamphetamine analysis. In addition, the Company has developed a test for methadone for use in the drug treatment industry.

Testing services are currently performed at the Company's laboratory at 5832 Uplander Way, Culver City, California. The Company's services are marketed under the name RIAH (Radioimmunoassay of Hair), a registered service mark.

DEVELOPMENT OF RADIOIMMUNOASSAY OF HAIR

The application of special radioimmunoassay procedures to the analysis of hair was initially developed in 1978 by the founders of the Company, Annette Baumgartner and Werner A. Baumgartner, Ph.D. The Baumgartners demonstrated that when certain chemical substances enter the bloodstream, the blood carries them to the hair where they become "entrapped" in the protein matrix in amounts roughly proportional to the amount ingested. The Company's drugs of abuse testing procedure involves washing the hair sample to clean it of surface contaminants and then subjecting the cleansed hair sample to the Company's unique proprietary process which involves the direct analysis of liquefied hair samples by radioimmunoassay procedures utilizing special reagents and antibodies. The antibodies detect the presence of a specific drug or metabolite in the liquefied hair sample by reacting with the drug present in the sample solution and an added radioactive analog of the drug. The resulting antibody-drug complex is precipitated and analyzed. The amount of drug present in the sample is inversely proportional to the amount of radioactive analog in the precipitate. Depending upon both the length of hair and the hair growth rate (hair grows approximately 1.3 centimeters per month), the Company is able to provide historical information on drug use by the person from whom the sample was obtained. Another testing option involves sectional analysis of the hair sample. In this procedure, the hair is sectioned lengthwise to approximately correspond to certain time periods. The sections are then labeled by time period, which allows the Company to provide trend information on drug use.

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

An additional independent evaluation of the technology, favorable to the Company's services, has been performed by submission of blind samples by Dr. Robert DuPont, President of the Institute of Behavior and Health, Inc., the first Director of the National Institute on Drug Abuse and presently a scientific advisor to the Company. Some of the Company's customers have also completed their own testing to validate the Company's proprietary hair testing method as a prelude to utilizing the Company's services. These studies have consistently confirmed the Company's superior detection rate. When the results from utilizing the Company's patented hair testing method were compared to urine results in side-by-side evaluations, 3 to 10 times as many drug abusers were accurately identified with the Company's proprietary method. In addition to these studies, the Company's proprietary method is validated through the services it offers to over 1,900 clients for whom it performs testing.

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

On December 11, 2000, the Company received from the FDA 510k clearance to market its opiate assay. This 510k was the first FDA clearance for a test using human hair for drugs of abuse. The Company's opiate test is a radioimmunoassay for the qualitative and semi-quantitative detection of morphine in hair for the purpose of identifying heroin use. The use of heroin is detected through a confirmation method that identifies the heroin metabolite, 6-monoacetylmorphine, (6-MAM). This detection of 6-MAM eliminates the concerns present in other specimen testing that opiate positives may be due to poppy seed ingestion. The Company is in the process of preparing additional 510k submissions with regard to the remaining drugs of abuse for which it tests: marijuana, methamphetamines, cocaine, and PCP.

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

Hair testing using the Company's patented method (with mass spectrometry confirmation) further reduces the prospects of error in conducting drug detection tests. Urinalysis testing is more susceptible to problems such as "evidentiary false positives" resulting from passive drug exposure (e.g. poppy seeds). To combat this problem, in federally mandated testing the opiate cutoff levels for urine testing were raised 667% on December 1, 1998 and testing for the presence of a heroin metabolite, 6-AM, was required. These new results, however, effectively reduced the detection time frame for confirmed heroin in urine down to several hours post-use. In contrast, the metabolite 6-AM is stable in hair and can be detected for months. In the event a positive urinalysis test result is challenged, a test on a newly collected sample is not a viable remedy. Depending on the drug usage of the forewarned individual prior to the date of the newly collected sample, a re-test may yield a negative result when using urinalysis testing because of temporary abstention. In contrast, when the Company's hair testing method is offered on a repeat hair sample the individual suspected of drug use cannot as easily affect the results because historical drug use data remain locked in the hair fiber.

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

In October 1998, the Japanese Patent Office informed the Company that it had allowed the pending Japanese patent application containing broad claims to the Company's proprietary hair test for drugs of abuse. The Japanese patent, combined with others in place in the United States and Europe, affords the Company the opportunity to eventually expand drugs of abuse hair testing technology throughout the world.

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

1.   Workplace

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

3.   Research

The Company is currently participating in more than forty research investigations worldwide, including studies of: drug abuse in juveniles and children with Attention Deficit Disorders, the relationship of drug use and HIV infection, pre-natal drug exposure and drug abuse among the homeless. Several nationwide treatment evaluation and outcome studies are also using hair analysis results as the primary measure of treatment efficacy. Hair analysis is also being applied in numerous criminal justice studies, including use in pre-trial, probation, parole, and prison testing and community needs assessment research. These projects are being conducted at the nation's leading research institutions, including Boston University, Columbia University Medical School, Duke University, University of Pennsylvania, Massachusetts General

Hospital, Harvard University, Yale University and the University of Colorado Health Sciences Center.

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

The Company is not aware of any other laboratories with a hair analysis technology that is comparable in effectiveness to the Company's proprietary procedures. The Company is aware of several laboratories that purport to test hair samples using a method, which the Company presumes, includes the use of a form of immunoassay procedures. The Company, however, does not believe that immunoassay testing of hair samples is as effective on a commercial basis without using the Company's unique patented method which allows for the efficient release of drugs from the hair through enzyme digestion without destroying the drugs.

GOVERNMENT REGULATION

The Company is licensed as a Clinical Laboratory by the State of California as well as certain other states. All tests are performed according to the laboratory standards established by the Clinical Laboratories Improvement Amendments ("CLIA") and various state licensing statutes. Presently there are no other regulations required for the operation of a clinical laboratory in the State of California.

A substantial number of states regulate drug testing. The scope and nature of such regulation varies greatly from state to state and is subject to change from time to time. The Company addresses state law issues on an ongoing basis.

With regard to federal regulatory activity, shortly after the introduction of the Company's PDT-90 drug testing service in 1995, the United States Food and Drug Administration ("FDA") attempted to assert jurisdiction over the Company's PDT-90 service by claiming that the collection envelope distributed as part of the service was a "medical device" subject to regulation under the Federal Food, Drug and Cosmetic Act, as amended (the "FDC Act"). This ultimately led to the Company filing suit against the FDA contesting the FDA's position. In March 1996, the FDA agreed to withdraw its claims against the Company in exchange for the Company's agreement to discontinue its lawsuit.

On March 5, 1998, the FDA issued a proposed rule applicable to companies that market "drugs of abuse test sample collection systems". Under the proposed rule, companies engaged in the business of testing for drugs of abuse using a test (screening assay) previously recognized by the FDA would be able to market their test sample collection systems without pre-market approval or clearance by the FDA so long as the test is conducted at a laboratory that is recognized by laboratory certification agencies designated by the FDA and certain labeling and product information procedures are followed. To date, the FDA has recognized urine-screening assays that existed prior to the 1976 Medical Device Amendments to the FDC Act, as well as subsequent assays which have demonstrated substantial equivalence to such previously existing assays. Under the FDA's proposed rule, companies engaged in the business of testing for drugs of abuse using assays not yet recognized by the FDA would be required to submit their assay to the FDA for recognition prior to marketing. In addition, the laboratory performing the tests would be required to be certified by a recognized agency. The proposed rule included a transitional period of one year following the publication of a final rule in order for companies not currently in compliance with the proposed requirements to obtain the necessary data they need for submission to the FDA.

The FDA rule became final on April 7, 2000, and the transition period is due to expire on May 1, 2001. In response to the adoption of the final rule, the Company filed a Petition for Review on May 5, 2000 in the United States Court of Appeals, District of Columbia Circuit, challenging the validity of the final rule and asserting that the FDA lacks jurisdiction over the Company's in-house proprietary assays, which are not intended to be used for medical purposes. While still contesting the legality of the final rule, and the FDA's jurisdiction, the Company submitted a 510k application for its opiate assay for clearance by the FDA. The parties both agreed to hold the Petition for Review in abeyance while they attempt to settle the matter.

On December 11, 2000, the Company received from the FDA 510k clearance to market its opiate assay. This 510k was the first FDA clearance for a test using human hair for drugs of abuse. The Company's opiate test is a radioimmunoassay for the qualitative and semi-quantitative detection of morphine in hair for the purpose of identifying heroin use. The use of heroin is detected through a confirmation method that identifies the heroin metabolite, 6-monoacetylmorphine, (6-MAM). This detection of 6-MAM eliminates the concerns present in other specimen testing that opiate positives may be due to poppy seed ingestion. While still contesting the legality of the final rule and the FDA's jurisdiction, as of March 31, 2001, the Company was in the process of preparing additional 510k submissions with regard to the remaining drugs of abuse for which it tests: marijuana, methamphetamines, cocaine, and PCP.

The Company believes that its Petition for Review presents a strong case against the enforceability of the new FDA rule. If the Company does not receive 510k clearance by the May 1, 2001 phase-in date, the FDA could seek to enforce the remedies available to it under the new rule and the FDC Act. If the FDA were successful in such action, the Company's business could be materially adversely affected. Therefore, while the Company continues to undergo the application process for clearance of its remaining assays, it has preserved its right to proceed with its Petition for Review.

The Drug Testing Advisory Board ("DTAB") of the Substance Abuse and Mental Health Services Administration ("SAMHSA") is promulgating new guidelines for mandatory testing in federal workplace programs. SAMHSA has included a Hair Testing Working Group to advise DTAB. This group is comprised of representatives in the drug-testing arena, including representatives from the Company. In the draft Mandatory Guidelines, hair is included as a specimen which may be collected. Should the final version of the federal guidelines remain substantially unchanged from the draft version, the federal workplace market, previously limited to only urine testing, will be available to the Company.

RESEARCH AND DEVELOPMENT

The Company is continuously engaged in research and development activities. During the years ended December 31, 2000, 1999 and 1998, $475,700, $526,212, and
$499,895, respectively, were expended for research and development. The Company continues to perform research activities to develop new products and services and to improve existing products and services utilizing the Company's proprietary technology. Additional research using the Company's proprietary technology is being conducted by outside research organizations through government-funded studies.

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

EMPLOYEES

As of December 31, 2000, the Company had 131 full-time equivalent employees, of whom four full-time employees were in research and development. None of the Company's employees is subject to a collective bargaining agreement.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.


The Company's common stock is traded on the American Stock Exchange under the symbol "PMD". As of March 15, 2001, there were 381 record holders of the Company's common stock. The following table sets forth for the periods indicated the range of prices for the Company's common stock as reported by the American Stock Exchange and dividends declared by the Company.

Calendar Period              High             Low                  Dividends
---------------              ----             ---                  ---------

2000
Fourth Quarter              $ 5.50            $ 4.25                $ 0.04
Third Quarter               $ 5.25            $ 4.44                $ 0.04
Second Quarter              $ 5.50            $ 4.50                $ 0.04
First Quarter               $ 5.81            $ 4.25                $ 0.04


1999
Fourth Quarter              $ 5.00            $ 4.12                $ 0.04
Third Quarter               $ 5.12            $ 4.12                $ 0.04
Second Quarter              $ 5.37            $ 4.00                $ 0.04
First Quarter               $ 5.31            $ 4.00                $ 0.04


Future cash dividends may be declared at the discretion of the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data has been derived from the financial statements of the Company and should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and related notes thereto.

                                                                       AS OF AND FOR THE YEARS ENDED
                                                   ----------------------------------------------------------------------
                                                                               DECEMBER 31,
                                                   ----------------------------------------------------------------------
                                                       2000          1999          1998           1997          1996
                                                   ------------- ------------- -------------  ------------- -------------
                                                                 (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Revenue                                                 $19,220       $19,623       $17,670        $15,398       $12,214
Gross profit                                             10,325        11,169        10,201          9,341         7,233

Income from operations                                    2,430         3,547         3,307          3,056         2,409

Net income                                                1,699         2,326         2,397          2,501         2,492
Basic net income per share                                 0.08          0.11          0.11           0.11          0.12
Diluted net income per share                               0.08          0.11          0.11           0.11          0.11
Total Assets                                             11,058        14,191        19,083         18,855        15,745
Working Capital                                           5,523         8,184        11,609         13,090        11,403
Shareholders' Equity                                      8,726        11,806        15,883         16,733        14,296
Cash dividends declared per
   common share                                         $  0.16       $  0.16       $  0.11        $  0.08       $  0.02

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involves risks and uncertainties. In particular, statements contained in this report which are not historical facts (including, but not limited to, the Company's expectations regarding revenues, business strategy, anticipated operating results, strategies with respect to governmental agencies, cash dividends and anticipated cash requirements) may be "forward-looking" statements. The Company's actual results may differ from those stated in any "forward-looking" statements. Factors that may cause such differences include, but are not limited to, risks associated with the continued expansion of the Company's sales and marketing network, development of markets for new products and services offered by the Company, the economic health of principal customers of the Company, financial and operational risks associated with possible expansion of testing facilities used by the Company, government regulation (including, but not limited to, Food and Drug Administration regulations), competition and general economic conditions.

RESULTS OF OPERATIONS

Revenue was $19.2 million in 2000, as compared to $19.6 million in 1999 and $17.7 million in 1998, representing a decrease of 2% in 2000 and an increase of 11% in 1999 versus prior year levels. The decrease in revenue in 2000 was due to the reduced recognition of revenue related to PDT-90 consumer test kits, offset in part, by an increase of 1% in revenue derived from the processing of hair samples for all other customers. The 1999 increase was due primarily to an increase in volume from both new and existing clients of 10%. An average price increase of 1% also added to revenue growth in 1999 as the Company added new customers that were not subject to volume discounts. Gross margin was 54% of sales in 2000 as compared to 57% of sales in 1999 and 58% of sales in 1998. The decrease in gross margin in 2000 was due primarily to moderate increases in labor and material costs, while the Company's prices remained consistent with the prior year. The decrease in 1999 was due primarily to the addition of production capacity during the latter part of 1998, in anticipation of future sample volume increases.

General and administrative ("G&A") expenses represented 17% of revenue in 2000 as compared to 16% of revenue in 1999 and 1998. G&A expenses increased by $222,000 to $3.3 million from 1999 to 2000 and increased by $159,000 to $3.1 million from 1998 to 1999. Professional fees related to legal services, investor relations and consulting services related to computer services and strategic corporate development accounted for most of the increase in 2000 as compared to 1999, while all other G&A expenses remained relatively constant. The increase in G&A expenses for 1999 was due primarily to greater personnel costs, costs related to the implementation of a new billing system and increased facilities expenses.

Marketing and selling expenses for the year ended December 31, 2000 increased to 22% of revenue versus 21% in 1999 and 20% in 1998. Marketing and selling expenses increased by $101,000 to $4.1 million from 1999 to 2000, and increased by $542,000 to $4.0 million from 1998 to 1999. Expenses pertaining to additions to the sales force and expanded marketing activities related to the corporate market were partially offset by decreased customer service costs in 2000, as compared to 1999. Customer service costs during 1999 were elevated due to the Company's assistance in the testing of all employees at one of the Company's larger customers. The Company expects to continue to aggressively promote its drug testing services in future years in order to expand its client base.

Research and development expenses decreased by $51,000 from 1999 to 2000 and increased by $26,000 from 1998 to 1999, but remained constant as a percentage of revenue at 3% in 2000, 1999 and 1998.

Other income for the year ended December 31, 2000 increased $74,000 to $462,000 from 1999 to 2000 as a result of a $200,000 legal settlement from a breach of contract dispute with a third party administrator. The remainder of other income represented interest earned on cash equivalents and short-term investments. Although the yields on investment balances increased during 2000 as compared to 1999, interest income decreased by $126,000 due to lower average investment balances. For 1999 and 1998, other income consisted solely of net interest income. Net interest income decreased by $173,000 in 1999 as compared to 1998, due to lower average investment balances along with decreased yields on these investments.

During 2000, the Company recorded a tax provision of $1.2 million, reflecting an effective tax rate of 41.3%, as compared to tax provisions of $1.6 million and $1.5 million and effective tax rates of 40.9% and 38.0% for the years ended December 31, 1999 and December 31, 1998, respectively. The increases in the effective tax rate in 2000 and 1999 resulted largely from the reduction in the utilization of tax credits that were primarily generated in 1998.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company had $3.4 million of cash, cash equivalents and short-term investments, compared to $5.8 million at December 31, 1999. The Company's operating activities generated net cash of $3.2 million in 2000, $2.9 million in 1999, and $5.3 million in 1998. Investing activities generated $4.1 million in 2000, $3.7 million in 1999, and used $1.6 million in 1998. Financing activities used $4.8 million in 2000, $6.4 million in 1999, and $3.6 million in 1998.

Operating cash flows increased by $279,000 in 2000 as compared to 1999, due primarily to a decrease in accounts receivable and prepaid expenses and other current assets, and increases in accrued expenses and accrued income taxes. Offsetting these amounts was a decrease in net income in 2000 of $627,000 as compared to 1999, a decrease in deferred revenue, and an increase in deferred income taxes. The non-cash effect of depreciation and amortization in 2000, 1999 and 1998 was $1,277,000, $1,323,000, and $991,000, respectively.

Capital expenditures in 2000 were $776,000, an increase of $280,000 from 1999 expenditures of $496,000. The expenditures related principally to new equipment, including laboratory and computer equipment. The Company currently plans to make capital expenditures of approximately $1,000,000 in 2001, primarily in connection with the purchase of additional laboratory and computer equipment. The Company believes that within the next two years it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $4 million.

During 2000, the Company repurchased a total of 286,600 shares for treasury at an aggregate cost of $1.4 million. During 1999, the Company repurchased a total of 638,800 shares for treasury at an aggregate cost of $2.9 million. In 1998, 349,981 shares were repurchased for treasury at an aggregate cost of $1.6 million.

The Company distributed $3,394,333, $3,486,268 and $2,444,957 of cash dividends to its shareholders in 2000, 1999 and 1998, respectively.

At December 31, 2000, the Company's principal sources of liquidity included $3.4 million of cash, cash equivalents and short-term investments. Management currently believes that such funds, together with future operating profits, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company's results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include joint ventures, issuance of common stock or debt financing. At December 31, 2000, the Company had no debt.

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

Interest Rate Sensitivity. The Company maintains a short-term investment portfolio consisting principally of money market securities and commercial paper with an average maturity of less than one month. These held-to-maturity securities are subject to interest rate risk and will fall in value if market rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 2000, the fair value of the portfolio would decline by an immaterial amount. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are included in this report on pages F-1 through F-15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Following is a list that sets forth as of March 15, 2001 the names, ages and positions within the Company of all of the Executive Officers of the Company and the Directors of the Company. Each such director has been nominated for reelection at the Company's 2001 Annual Meeting, to be held on May 10, 2001 at 2:00 P.M. at the Charles Hotel, 1 Bennett Street, Cambridge, Massachusetts.

NAME                                 AGE         POSITION
----                                 ---         --------

Raymond C. Kubacki, Jr.              56          Chief Executive
                                                 Officer, President,
                                                 Director

Werner A. Baumgartner, Ph.D.         65          Chairman of the
                                                 Board, Director

A. Clinton Allen                     57          Vice Chairman of
                                                 the Board, Director

Peter C. Monson                      45          Chief Financial Officer, Vice
                                                 President and Treasurer

William Thistle, Esq.                51          Vice President,
                                                 General Counsel

Michael I. Schaffer, Ph.D            56          Vice President,
                                                 Laboratory Operations

William Dausey                       50          Vice President, Sales

Donald F. Flynn                      61          Director,
                                                 Audit Committee member,
                                                 Options Committee member

Walter S. Tomenson, Jr.              54          Director,
                                                 Audit Committee member,
                                                 Options Committee member

Fred J. Weinert                      53          Director,
                                                 Audit Committee member,
                                                 Options Committee member

All Directors hold office until the next annual meeting of stockholders or until their successors are elected. Officers serve at the discretion of the Board of Directors.

Mr. Kubacki has served as President and Chief Executive Officer and as a Director of the Company since 1991. Prior to joining the Company, he served as Vice President-National Accounts and Director of Sales and Marketing for Reliance COMM/TEC Corporation, a subsidiary of Reliance Electric Co.

Dr. Baumgartner, a founder of the Company, has served as Chairman of the Board and a Director of the Company since its organization in September 1986. Dr. Baumgartner received his Ph.D. in physical chemistry in 1963 from the University of New South Wales, Sydney, Australia, and has been engaged in physical and biophysical chemistry research since 1960, holding research and teaching positions at University of New South Wales; Long Beach
State University; Jet Propulsion Laboratory at California Institute of Technology; University of California, Los Angeles; and University of Southern California. Dr. Baumgartner has been the director of the Radioimmunoassay and In Vitro Laboratory of the Nuclear Medicine Service, Veterans Administration Hospital, Wadsworth, Los Angeles, California, since 1976, serving in such capacity on a part-time basis since 1987.

Mr. Allen has served as Vice Chairman and as a Director of the Company since 1989. He is also Chairman and Chief Executive Officer of A.C. Allen & Company, Inc., an investment banking consulting firm located in Cambridge, Massachusetts. He is a director of Swiss Army Brands, Inc., Steinway Musical Instruments, Inc., Diversified Corporate Resources, Inc., and The DeWolfe Companies, Inc., where he serves as Vice Chairman.

Mr. Monson has been the Company's Chief Financial Officer since March 2000. He has served as a Vice President, Treasurer of the Company since 1998. From November 1996 until joining the Company, Mr. Monson was a financial consultant to several different companies, most recently with GTE Internetworking. From 1994 to 1996, Mr. Monson was Chief Financial Officer of Bet Systems, Inc. From 1991 to 1994, Mr. Monson was the Corporate Controller and Treasurer of Gamma International, Ltd., a publicly traded gaming company.

Mr. Thistle joined the Company in 1995 as Vice President and General Counsel. Prior to joining the Company, he served as Associate General Counsel for MGM Grand in Las Vegas from 1993 to 1995. From 1989 to 1993, Mr. Thistle was Associate General Counsel for Harrah's Casino Resorts. Mr. Thistle is on the Legal Advisory Board of the Institute for a Drug Free Workplace and is a board member of the Drug and Alcohol Testing Industry Association ("DATIA").

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

Mr. Dausey joined the Company in April, 2000 as Vice President of Sales. From 1996 until joining the Company, Mr. Dausey was Vice President of Sales for NorthWestern Corporation. Previous positions include Vice President of Sales for PTC Aerospace and various positions at BF Goodrich Company.

Mr. Flynn has been the sole stockholder of Flynn Enterprises, Inc., a venture capital, hedging and consulting firm based in Chicago, Illinois since its inception in 1988. He was the Vice Chairman of the Blue Chip Casino, Inc., an owner and operator of a riverboat gaming vessel in Michigan City, Indiana from 1997 until 1999 when Blue Chip was sold to Boyd Gaming Corporation. Mr. Flynn also was Chairman of the Board from 1992 until 1996 and Chief Executive Officer from 1992 until 1995 of Discovery Zone, Inc., an operator of indoor entertainment and fitness facilities for children. From 1972 to 1990, Mr. Flynn served in various positions with Waste Management, Inc. including Senior Vice President and Chief Financial Officer. Mr. Flynn serves as a Director of Extended Stay America, Inc., an owner and operator of extended-stay lodging facilities. Mr. Flynn has been a director of the Company since 1989.

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

Mr. Weinert is the majority shareholder and serves as CEO of San Telmo, Inc., San Telmo L.L.C., Barrington Services Group, Inc. and H20 Plus, S.R.L. From 1989 to 1995, he was President of H20 Plus L.P., MW Partners, and Century Entertainment Ltd. Previous to that, he had a 16 year career with Waste Management, Inc. during which he served as a Vice President and also as President of Waste Management International, Inc. from 1983 to 1989. For the last 16 years he has served on the Business Advisory Council for the University of Dayton. He is a trustee of the Center for Excellence in Education based in Washington, DC. Mr. Weinert has been a director of the Company since 1991.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on its reviews of copies of reports filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or written representations from persons required to file such reports ("Reporting Persons"), the Company believes that, except as described below, all such filings required to be made by such Reporting Persons were timely made in accordance with the requirements of the Exchange Act. Dr. Baumgartner filed Form 4's to report the sales of shares in 13 transactions which took place in May and June, 2000 after the dates specified therefor.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2001 Annual Meeting of Stockholders to be held on May 10, 2001 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2001 Annual Meeting of Stockholders to be held on May 10, 2001 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2001 Annual Meeting of Stockholders to be held on May 10, 2001 and is incorporated herein by reference.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a) (1)  Financial Statements:                                            Page
                                                                          ----

         Report of Independent Public Accountants                         F-1

         Balance Sheets as of December 31, 2000 and 1999                  F-2

         Statements of Income for the Years
         Ended December 31, 2000, 1999 and 1998                           F-3

         Statements of Shareholders' Equity for the Years
         Ended December 31, 2000, 1999 and 1998                           F-4

         Statements of Cash Flows for the Years
         Ended December 31, 2000, 1999 and 1998                           F-5

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

                                        PSYCHEMEDICS CORPORATION


                                        By:/s/ Raymond C. Kubacki, Jr.
                                           ------------------------------------
                                        Raymond C. Kubacki, Jr.
                                        President and Chief Executive Officer


Date:     March 27, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Raymond C. Kubacki, Jr.                                     March 27, 2001
------------------------------------
Raymond C. Kubacki, Jr.
President and Chief Executive
Officer, Director
(Principal Executive Officer)

/s/ Peter C. Monson                                             March 27, 2001
------------------------------------
Peter C. Monson
Vice President, Chief Financial Officer & Treasurer
(Principal Financial and Accounting Officer)

/s/ Werner A. Baumgartner, Ph.D.                                March 27, 2001
------------------------------------
Werner A. Baumgartner, Ph.D.
Director

/s/ A. Clinton Allen                                            March 27, 2001
------------------------------------
A. Clinton Allen
Director

/s/ Donald F. Flynn                                             March 27, 2001
------------------------------------
Donald F. Flynn
Director

/s/ Walter S. Tomenson, Jr.                                     March 27, 2001
------------------------------------
Walter S. Tomenson, Jr.
Director

/s/ Fred J. Weinert                                             March 27, 2001
------------------------------------
Fred J. Weinert
Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Psychemedics Corporation:

We have audited the accompanying balance sheets of Psychemedics Corporation (a Delaware corporation) as of December 31, 2000 and 1999 and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of Psychemedics Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Psychemedics Corporation as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.



                                            ARTHUR ANDERSEN LLP


Boston, Massachusetts
February 5, 2001

                            PSYCHEMEDICS CORPORATION
                                 BALANCE SHEETS

                                                                              DECEMBER 31,
                                                                     -------------------------------
                                                                         2000                1999
                                                                     ------------       ------------
                                              ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                        $  3,434,593       $    899,387
    Short-term investments                                                     --          4,938,463
    Accounts receivable, net of allowance for doubtful accounts
      of $486,066 and $312,169 in 2000 and 1999, respectively           2,988,185          3,219,511
    Laboratory supplies                                                   396,497            449,103
    Deferred tax asset                                                    471,339            337,752
    Prepaid expenses and other current assets                             454,632            557,276
                                                                     ------------       ------------
       Total current assets                                             7,745,246         10,401,492
                                                                     ------------       ------------
PROPERTY AND EQUIPMENT, AT COST:
    Computer software                                                   1,205,840          1,205,840
    Office furniture and equipment                                      1,476,163          1,510,647
    Laboratory equipment                                                5,007,103          5,144,292
    Leasehold improvements                                                846,552            711,707
                                                                     ------------       ------------
                                                                        8,535,658          8,572,486
    Less - Accumulated depreciation and amortization                    5,552,558          5,154,038
                                                                     ------------       ------------
                                                                        2,983,100          3,418,448
                                                                     ------------       ------------
OTHER ASSETS - NET                                                        329,551            370,965
                                                                     ------------       ------------
                                                                     $ 11,057,897       $ 14,190,905
                                                                     ============       ============

                                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                 $    431,846       $    512,580
    Accrued expenses                                                      678,541            473,725
    Accrued income taxes                                                  475,604            369,065
    Deferred revenue                                                      636,304            862,088
                                                                     ------------       ------------
       Total current liabilities                                        2,222,295          2,217,458
                                                                     ------------       ------------
DEFERRED TAX LIABILITY                                                    109,432            167,520
                                                                     ------------       ------------
COMMITMENTS (Note 7)
SHAREHOLDERS' EQUITY:
    Preferred stock, $0.005 par value; authorized 1,000,000
      shares; none outstanding                                                 --                 --
    Common stock, $0.005 par value; authorized 50,000,000
      shares; issued 22,612,440 shares                                    113,062            113,062
    Paid-in capital                                                    24,445,386         24,414,985
    Accumulated deficit                                                (8,441,892)        (6,746,157)
    Less - Treasury stock, at cost; 1,459,064 common shares in
      2000 and 1,172,464 common shares in 1999                         (6,998,767)        (5,580,293)
    Less - Receivable from officer                                       (391,619)          (395,670)
                                                                     ------------       ------------
       Total shareholders' equity                                       8,726,170         11,805,927
                                                                     ------------       ------------
                                                                     $ 11,057,897       $ 14,190,905
                                                                     ============       ============

   The accompanying notes are an integral part of these financial statements.

                            PSYCHEMEDICS CORPORATION
                              STATEMENTS OF INCOME

                                                    YEARS ENDED DECEMBER 31,
                                         ---------------------------------------------
                                            2000             1999              1998
                                         -----------      -----------      -----------
REVENUE                                  $19,219,700      $19,622,625      $17,669,975
COST OF REVENUE                            8,895,148        8,453,261        7,468,574
                                         -----------      -----------      -----------
     Gross profit                         10,324,552       11,169,364       10,201,401
                                         -----------      -----------      -----------
EXPENSES:
     General and administrative            3,288,951        3,067,062        2,907,803
     Marketing and selling                 4,130,197        4,029,219        3,486,929
     Research and development                475,700          526,212          499,895
                                         -----------      -----------      -----------
                                           7,894,848        7,622,493        6,894,627
                                         -----------      -----------      -----------
     Income from operations                2,429,704        3,546,871        3,306,774
OTHER INCOME, net                            461,644          387,693          560,235
                                         -----------      -----------      -----------

INCOME BEFORE PROVISION
     FOR INCOME TAXES                      2,891,348        3,934,564        3,867,009
PROVISION FOR INCOME TAXES                 1,192,750        1,609,000        1,470,000
                                         -----------      -----------      -----------

NET INCOME                               $ 1,698,598      $ 2,325,564      $ 2,397,009
                                         ===========      ===========      ===========

BASIC NET INCOME PER SHARE               $      0.08      $      0.11      $      0.11
                                         ===========      ===========      ===========

DILUTED NET INCOME PER SHARE             $      0.08      $      0.11      $      0.11
                                         ===========      ===========      ===========

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING, BASIC                   21,224,277       21,823,650       22,205,626

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING, ASSUMING DILUTION       21,496,870       22,055,990       22,586,705


   The accompanying notes are an integral part of these financial statements.

                            PSYCHEMEDICS CORPORATION
                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                      COMMON STOCK                                      TREASURY STOCK
                                 ------------------------                           ------------------------
                                               $0.005      PAID-IN     ACCUMULATED                           RECEIVABLE
                                   SHARES     PAR VALUE    CAPITAL       DEFICIT     SHARES       COST      FROM OFFICER     TOTAL
                                 --------------------------------------------------------------------------------------------------
BALANCE, December 31, 1997        22,382,720   $111,913  $23,581,549 $(5,537,505)   183,683  $(1,005,439)  $(417,611)  $16,732,907

   Exercise of stock options,
       including tax benefits        224,570      1,123      822,400            -         -             -           -      823,523
   Payments on receivable from
       officer                             -          -            -            -         -             -      13,820       13,820
   Cash dividends paid ($0.11
       per share)                          -          -            -  (2,444,957)         -             -           -  (2,444,957)
   Acquisition of treasury stock           -          -            -            -   349,981   (1,639,793)           -  (1,639,793)
   Net income                              -          -            -    2,397,009         -             -           -    2,397,009
                                 --------------------------------------------------------------------------------------------------
BALANCE, December 31, 1998        22,607,290    113,036   24,403,949  (5,585,453)   533,664   (2,645,232)   (403,791)   15,882,509

   Exercise of stock options,
       including tax benefits          5,150         26       11,036            -         -             -           -       11,062
   Payments on receivable from
       officer                             -          -            -            -         -             -       8,121        8,121
   Cash dividends paid ($0.16
       per share)                          -          -            -  (3,486,268)         -             -           -  (3,486,268)
   Acquisition of treasury stock           -          -            -            -   638,800   (2,935,061)           -  (2,935,061)
   Net income                              -          -            -    2,325,564         -             -           -    2,325,564
                                 --------------------------------------------------------------------------------------------------

BALANCE, December 31, 1999        22,612,440    113,062   24,414,985  (6,746,157) 1,172,464   (5,580,293)   (395,670)   11,805,927

   Compensation expense from
       issuance of options                 -          -       30,401            -         -             -           -       30,401
   Payments on receivable from
       officer                             -          -            -            -         -             -       4,051        4,051
   Cash dividends paid ($0.16
       per share)                          -          -            -  (3,394,333)         -             -           -  (3,394,333)
   Acquisition of treasury stock           -          -            -            -   286,600   (1,418,474)           -  (1,418,474)
   Net income                              -          -            -    1,698,598         -             -           -    1,698,598
                                 --------------------------------------------------------------------------------------------------
BALANCE, December 31, 2000        22,612,440   $113,062  $24,445,386 $(8,441,892) 1,459,064  $(6,998,767)  $(391,619)  $ 8,726,170
                                 ==================================================================================================



   The accompanying notes are an integral part of these financial statements.

                            PSYCHEMEDICS CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                                           YEARS ENDED DECEMBER 31,
                                                                -----------------------------------------------
                                                                   2000              1999              1998
                                                                -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $ 1,698,598       $ 2,325,564       $ 2,397,009
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                                1,276,631         1,323,411           990,807
     Compensation expense from issuance of options                   30,401                --                --
     Deferred income taxes                                         (191,675)           70,768           139,000
     Changes in current assets and liabilities:
      Accounts receivable                                           231,325          (143,892)          708,869
      Laboratory supplies                                            52,606            60,913            (9,691)
      Prepaid expenses and other current assets                     102,644           (74,888)           33,486
      Accounts payable                                              (80,734)         (162,492)          478,813
      Accrued expenses                                              204,816          (109,029)          361,934
      Accrued income taxes                                          106,539           206,708           (54,886)
      Deferred revenue                                             (225,784)         (574,579)          (51,343)
     Tax benefit associated with exercise of options                     --             3,461           319,925
                                                                -----------       -----------       -----------
       Net cash provided by operating activities                  3,205,367         2,925,945         5,313,923
                                                                -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net sales of short-term investments                            4,938,463         4,149,973           357,982
   Purchases of property and equipment                             (776,345)         (495,662)       (1,889,849)
   Increase in other assets                                         (23,523)               --           (75,128)
                                                                -----------       -----------       -----------
       Net cash provided by (used in) investing activities        4,138,595         3,654,311        (1,606,995)
                                                                -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the exercise of stock options                           --             7,601           503,598
   Proceeds from the receivable from officer                          4,051             8,121            13,820
   Dividends paid                                                (3,394,333)       (3,486,268)       (2,444,957)
   Acquisition of treasury stock                                 (1,418,474)       (2,935,061)       (1,639,793)
                                                                -----------       -----------       -----------
       Net cash used in financing activities                     (4,808,756)       (6,405,607)       (3,567,332)
                                                                -----------       -----------       -----------

NET INCREASE  IN CASH AND CASH EQUIVALENTS:                       2,535,206           174,649           139,596
CASH AND CASH EQUIVALENTS, beginning of year                        899,387           724,738           585,142
                                                                -----------       -----------       -----------

CASH AND CASH EQUIVALENTS, end of year                          $ 3,434,593       $   899,387       $   724,738
                                                                ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid for income taxes                               $ 1,277,886       $ 1,334,985       $ 1,073,000
                                                                ===========       ===========       ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
       Retirement of fully depreciated fixed assets             $   813,173       $        --       $        --
                                                                ===========       ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                            PSYCHEMEDICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

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

     Use of Estimates

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

     Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with original maturities of 90 days or less from the date of purchase to be cash equivalents. Cash equivalents consist principally of money market accounts and commercial paper at December 31, 2000 and 1999.

The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost, which approximates fair market value. All short-term investments were classified as held-to-maturity at December 31, 1999. Short-term investments have maturities between three months and one year and consist principally of securities issued by the U.S. Government at December 31, 1999. The Company had no short-term investments as of December 31, 2000.

                            PSYCHEMEDICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

At December 31, 1999, held-to-maturity marketable securities consisted of the following:

                                                        1999
                                          ---------------------------------
                                               Market           Amortized
                                               Value               Cost
U.S. Treasury obligations
   (maturity 3-8 months)                     $  868,221         $  871,308
Federal agency obligations
   (maturity 3-9 months)                      4,055,441          4,067,155
                                          ---------------------------------
                                             $4,923,662         $4,938,463
                                          =================================

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

     Other Assets

Other assets consist primarily of capitalized legal costs relating to patent applications on the Company's drug extraction method. The Company is amortizing the cost of these patents over 10 years from the date of grant. The Company recorded amortization of $64,937 and $63,960 in 2000 and 1999, respectively. In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company evaluates the realizability of its patents based on estimated cash flows to be generated from such assets as compared to the original estimates. To the extent an impairment is identified, the Company will recognize a write-down to fair value of the related assets. To date, no impairment has been identified.

     Revenue Recognition

Except as described herein, revenues from the Company's services are recognized upon reporting of drug test results to the customer. Revenues related to sample collection kits not returned for processing by customers are recognized when the likelihood of the Company performing any service obligation is deemed remote. During 2000, 1999, and 1998, the Company recorded $109,000, $625,000, and
$599,000, respectively, of revenue related to test kits that were sold for which the Company's obligations to provide service was deemed remote. At December 31, 2000 and 1999, the Company had deferred revenue balances of approximately $636,000 and $862,000, respectively, reflecting payments for its personal drug testing service received prior to the performance of the related test.

                            PSYCHEMEDICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


     Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. This statement requires the Company to recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences between the financial statement and tax reporting bases of assets and liabilities to the extent that they are realizable. Deferred tax expense (benefit) results from the net change in deferred tax assets and liabilities during the year. A deferred tax valuation allowance is required if it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized.

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

     Significant Customers

No single customer accounted for greater than 10% of revenues in 2000, 1999 or 1998. As of December 31, 2000 and 1999, no single customer accounted for greater than 10% of total accounts receivable.

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

                            PSYCHEMEDICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


Basic and diluted weighted average common shares outstanding are as follows:

                                          2000            1999            1998
                                       ----------      ----------      ----------
Weighted average common  shares
   outstanding                         21,224,277      21,823,650      22,205,626
Dilutive common equivalent shares         272,593         232,340         381,079
                                       ----------      ----------      ----------
Weighted average common  shares
   outstanding, assuming dilution      21,496,870      22,055,990      22,586,705
                                       ==========      ==========      ==========


As of December 31, 2000, 1999, and 1998, options to purchase 1,086,070, 752,570, and 553,666 common shares, respectively, were outstanding but not included in the dilutive common equivalent share calculation as their effect would have been antidilutive.

     Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure about the fair value of financial instruments. Financial instruments consist principally of cash equivalents, short-term investments, accounts receivable and accounts payable. The estimated fair value of these financial instruments approximates their carrying value and, except for accounts receivable and accounts payable, is based primarily on market quotes. The Company's cash equivalents and short-term investments are generally money market accounts and securities issued by the U.S. government.

     Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company's total comprehensive income was the same as reported net income for all periods presented.

     Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. To date, the Company has managed its operations as one segment, drug testing services. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company's principal operating segment. Substantially all of the Company's revenues are generated in the United States. All of the Company's assets are located in the United States.

                            PSYCHEMEDICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


     Software Development Costs

Computer software costs associated with internal use software are charged to operations as incurred until certain capitalization criteria have been met. As of December 31, 2000 and 1999, $1,205,840 of software development costs have been capitalized. During the years ended December 31, 2000, 1999 and 1998, $241,176, $240,848, and $43,930 of related amortization was charged to operations, respectively.

     Derivative Instruments and Hedging Activities

In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, Accounting for Derivative Financial Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. The Company does not anticipate the adoption of these statements to have a material impact on its financial position or results of operations. As of December 31, 2000, the Company did not have any derivatives or other financial instruments.

2.   RECEIVABLE FROM OFFICER

The amounts receivable from officer represent advances for the purchase of common stock. The notes bear interest at 6.40% and 6.15% and are full recourse. The notes, together with accrued interest, are payable approximately $197,000 on November 12, 2001 and approximately $193,000 on January 6, 2002. The notes are reflected on the balance sheet as a reduction of stockholders' equity.

3.   ROYALTY AGREEMENTS

The Company has a royalty-free license from the founder for the proprietary rights to the patented hair analysis technology used by the Company in its drug testing services. The Company has two agreements to sublicense its technology, which have not generated significant royalties to date.

                            PSYCHEMEDICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


4.   INCOME TAXES

The income tax provisions for the years ended December 31, 2000, 1999 and 1998 consist approximately of the following:

                   2000               1999             1998
                -----------       -----------      -----------
Current -
   Federal      $ 1,071,000       $ 1,181,000      $   998,000
   State            314,000           357,000          333,000
                -----------       -----------      -----------
                  1,385,000         1,538,000        1,331,000
                -----------       -----------      -----------
Deferred -
   Federal         (149,000)           56,000          104,000
   State            (43,000)           15,000           35,000
                -----------       -----------      -----------
                   (192,000)           71,000          139,000
                -----------       -----------      -----------

                $ 1,193,000       $ 1,609,000      $ 1,470,000
                ===========       ===========      ===========

The provisions for income taxes differ from the amount computed by applying the statutory federal income tax rate as follows:

                                                   2000        1999        1998
                                                   ----        ----        ----
Federal statutory rate                             34.0%       34.0%       34.0%
Increase (decrease) resulting from -
   State tax provision, net of federal benefit      6.2         6.3         5.9
   Utilization of tax credits                      (1.5)       (1.3)       (5.7)
   Non-deductible expenses                          2.6         1.9         3.8
                                                   ----        ----        ----
Effective tax rate                                 41.3%       40.9%       38.0%
                                                   ====        ====        ====

The components of the net deferred tax assets included in the accompanying balance sheets are as follows:

                                           2000            1999
                                         ---------       ---------
Deferred revenue                         $ 297,674       $ 239,171
Nondeductible reserves and accruals        173,665          98,581
Property basis differences                (109,432)       (167,520)
                                         ---------       ---------
      Net asset                          $ 361,907       $ 170,232
                                         =========       =========

5.   PREFERRED STOCK

The Company's bylaws provide for, and the Board of Directors and stockholders authorized, 1,000,000 shares of $0.005 par value preferred stock. The Board of Directors has the authority to issue such shares in one or more series and to fix the relative rights and preferences without vote or action by the stockholders. The Board of Directors has no present plans to issue any shares of preferred stock.

                            PSYCHEMEDICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


6.   STOCK OPTIONS

The Company has various stock option plans under which options to acquire shares of the Company's common stock may be granted to directors, officers and certain employees of the Company. Options granted under the plans are nonqualified or incentive stock options, and are granted at a price that is not less than the fair market value of the common stock at the date of grant. These options have lives of ten years and vest over periods from zero to four years.

A summary of all stock option transactions for the years ended December 31, 2000, 1999 and 1998 is as follows (in thousands, except per share amounts):

                                                             WEIGHTED
                                         NUMBER OF            AVERAGE
                                          SHARES          EXERCISE PRICE
                                          ------          --------------
Outstanding, December 31,1997             1,424               $4.02
   Granted                                  337                5.17
   Exercised                               (225)               2.27
   Terminated                               (70)               5.14
                                         ------               -----
Outstanding, December 31,1998             1,466                4.43
   Granted                                  391                4.45
   Exercised                                 (5)               2.82
   Terminated                              (110)               5.66
                                         ------               -----
Outstanding, December 31,1999             1,742                4.37
   Granted                                  343                4.98
   Terminated                               (20)               4.72
                                         ------               -----
Outstanding, December 31,2000             2,065               $4.46
                                         ======               =====
Exercisable, December 31,2000             1,382               $4.26
                                         ======               =====
Exercisable, December 31,1999             1,122               $4.07
                                         ======               =====
Exercisable, December 31,1998               903               $3.93
                                         ======               =====

The following table summarizes information about stock options outstanding at December 31, 2000 (in thousands, except per share amounts):


                                     OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                   --------------------------------------------------------   ----------------------------------
 EXERCISE PRICE        NUMBER         WEIGHTED AVERAGE        WEIGHTED            NUMBER           WEIGHTED
                         OF              REMAINING             AVERAGE              OF              AVERAGE
     RANGE             SHARES         CONTRACTUAL LIFE     EXERCISE PRICE         SHARES        EXERCISE PRICE
-----------------  ---------------   -------------------   ----------------   ----------------  ----------------
     $1.85                221              2.93                $1.85               221              $1.85
  2.82 - 3.63             397              4.09                 3.00               397               3.00
  4.28 - 6.22           1,356              7.46                 5.12               685               5.41
  7.06 - 7.69              91              6.33                 7.41                79               7.36

SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. The Company accounts for stock-based compensation for options granted to employees under Accounting Principles

                            PSYCHEMEDICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


Board Opinion No. 25, Accounting for Stock Issued to Employees, electing the disclosure-only alternative under SFAS No. 123. The Company has computed the value of options using the Black-Scholes option pricing model prescribed by SFAS No. 123.

The assumptions used and the weighted average information for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                               2000               1999             1998
                                                         ------------------------------------------------------
Risk-free interest rates                                       6.15%             5.54%             5.15%
Expected dividend yield                                        3.3%               3.5%              2%
Expected lives                                                5 years           5 years           5 years
Expected volatility                                           44.40%             42.23%           42.68%
Weighted average grant-date fair value of
   options granted during the period                           $1.88             $1.62             $2.14

Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, net income and basic and diluted net income per share would have been approximately as follows:

                                                         2000                 1999                 1998
                                                      ----------           ----------           ----------
As reported -
   Net income                                         $1,698,598           $2,325,564           $2,397,009
   Basic net income per share                         $     0.08           $     0.11           $     0.11
   Diluted net income per share                       $     0.08           $     0.11           $     0.11
Pro forma -
   Net income                                         $  958,048           $1,719,967           $1,713,342
   Basic net income per share                         $     0.05           $     0.08           $     0.08
   Diluted net income per share                       $     0.04           $     0.08           $     0.08

In 2000, the Company granted options to a nonemployee, to purchase 20,000 common shares that vest ratably over a year. The Company accounts for stock based awards granted to nonemployees under Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments that are Issued to Other than Employees. Under EITF 96-18, the fair value of the stock options is charged to operations over the performance period (vesting period). The Company recognized $30,401 of compensation expense during the year ended December 31, 2000. The Company did not grant stock options to nonemployees during 1999 or 1998.

                            PSYCHEMEDICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

7.   COMMITMENTS

The Company leases certain of its facilities and equipment under operating lease agreements expiring on various dates through December 2005. Total minimum lease payments, including scheduled increases, are charged to operations on the straight-line basis over the life of the respective lease. Rent expense for the years ended December 31, 2000, 1999, and 1998 was approximately $529,000, $473,000, and $441,000, respectively.

At December 31, 2000, minimum commitments remaining under lease agreements were approximately as follows:

                                                      Amount
                                                   ----------
         Years ending December 31:
                  2001                             $  493,000
                  2002                                467,000
                  2003                               447,000
                  2004                                341,000
                  2005                                354,000
                                                   ----------
                                                   $2,102,000
                                                   ==========

8.   EMPLOYEE BENEFIT PLAN

On November 1, 1997, the Company adopted the Psychemedics Corporation 401(k) Savings and Retirement Plan (the 401(k) Plan). The 401(k) Plan is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code. All employees over the age of 21 who have completed one year of service are eligible to make pretax contributions up to a specified percentage of their compensation. Under the 401(k) Plan, the Company may, but is not obligated to, match a portion of the employees' contribution up to a defined maximum. A matching contribution of $112,339, $99,683, and $94,111 was made in 2000, 1999, and 1998, respectively.

9.   ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                  December 31,
                                           -----------------------
                                             2000          1999
                                           --------      --------
Accrued payroll and employee benefits      $397,726      $371,095
Other accrued expenses                      280,815       102,630
                                           --------      --------
                                           $678,541      $473,725
                                           ========      ========

                            PSYCHEMEDICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)



10.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following are selected quarterly financial data for the years ended December 31, 2000 and 1999:

                                                                                  QUARTER ENDED
                                                    ------------------------------------------------------------------------
                                                    MARCH 31,            JUNE 30,          SEPTEMBER 30,         DECEMBER 31,
                                                      2000                2000                 2000                 2000
                                                    ---------            --------          -------------         ------------
Revenues                                           $4,682,027           $5,472,701          $5,021,437           $4,043,535
Gross profit                                        2,531,841            3,119,607           2,757,522            1,915,582
Income from operations                                660,399            1,094,763             708,800              (34,258)
Net income                                            554,744              677,915             450,478               15,461
Basic net income per share                               0.03                 0.03                0.02                   --
Diluted net income per share                             0.03                 0.03                0.02                   --

                                                                                  QUARTER ENDED
                                                    -------------------------------------------------------------------------
                                                    MARCH 31,            JUNE 30,          SEPTEMBER 30,         DECEMBER 31,
                                                      1999                1999                 1999                 1999
                                                    ---------            --------          -------------         ------------
Revenues                                           $4,680,257           $5,854,999          $4,904,275           $4,183,094
Gross profit                                        2,737,158            3,567,940           2,708,310            2,155,956
Income from operations                                844,764            1,535,736             916,450              249,921
Net income                                            567,239              960,844             596,595              200,886
Basic net income per share                               0.03                 0.04                0.03                 0.01
Diluted net income per share                             0.03                 0.04                0.03                 0.01

11.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of the allowance for doubtful accounts is as follows:

                                        2000            1999            1998
                                     ---------       ---------       ---------
Balance, beginning of period         $ 312,169       $ 377,000       $ 264,429
Provision for doubtful accounts        176,500         178,377         165,000
Write-offs                              (2,603)       (243,208)        (52,429)
                                     ---------       ---------       ---------
Balance, end of period               $ 486,066       $ 312,169       $ 377,000
                                     ---------       ---------       ---------

                            PSYCHEMEDICS CORPORATION

                                      10-K

                                INDEX TO EXHIBITS

Exhibit
Number                              Description
------                              -----------

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

3.6 By-Laws of the Company - (Incorporated by reference from the Registrant's Registration Statement on Form S-18, File No. 33-10186 LA).

4                 INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

4.1 Specimen Stock Certificate - (Incorporated by reference from the Registrant's Registration Statement on Form S-18, File No. 33-10186 LA).

                            PSYCHEMEDICS CORPORATION

                                      10-K

                                INDEX TO EXHIBITS

Exhibit
Number                              Description
------                              -----------

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

                            PSYCHEMEDICS CORPORATION

                                      10-K

                                INDEX TO EXHIBITS

Exhibit
Number                              Description
------                              -----------

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