Form 10-Q
period 2001-03-31
PSYCHEMEDICS CORP
filed 2001-05-14
CIK 806517

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
------    SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended MARCH 31, 2001

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
------    THE SECURITIES EXCHANGE ACT OF 1934

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

Number of shares outstanding of only class of Issuer's Common Stock as of May 11, 2001: Common Stock $.005 par value (21,153,376 shares).

                            PSYCHEMEDICS CORPORATION

Part I FINANCIAL INFORMATION                                          Page No.
                                                                      --------

    Item 1   Financial Statements

             Condensed Balance Sheets as of March 31, 2001
             and December 31, 2000                                        3

             Condensed Statements of Income for the three
             month periods ended March 31, 2001 and 2000                  4

             Condensed Statements of Cash Flows for the
             three month periods ended March 31, 2001 and 2000            5

             Notes to Condensed Financial Statements                    6-7

    Item 2   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       8-10

    Item 3   Quantitative and Qualitative Disclosures about
                  Market Risk                                            10

Part II OTHER INFORMATION

    Item 6   Exhibits and Reports on Form 8-K                            10

SIGNATURES                                                               11

EXHIBIT INDEX                                                            12

                            PSYCHEMEDICS CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                     MARCH 31,     DECEMBER 31,
                                                       2001            2000
                                                   ------------    ------------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                      $  2,345,944    $  3,434,593
    Accounts receivable, net                          2,766,341       2,988,185
    Inventories                                         400,041         396,497
    Prepaid expenses and other current assets           537,879         454,632
    Deferred tax asset                                  471,339         471,339
                                                   ------------    ------------
        Total current assets                          6,521,544       7,745,246
                                                   ------------    ------------
PROPERTY AND EQUIPMENT:
Equipment and leasehold improvements, at cost         9,048,090       8,535,658
Less-Accumulated depreciation and amortization       (5,851,261)     (5,552,558)
                                                   ------------    ------------
                                                      3,196,829       2,983,100
                                                   ------------    ------------
OTHER ASSETS - NET                                      313,071         329,551
                                                   ------------    ------------
                                                   $ 10,031,444    $ 11,057,897
                                                   ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                               $    540,252    $    431,846
    Accrued expenses                                    392,380         678,541
    Accrued income taxes                                394,813         475,604
    Deferred revenue                                    701,764         636,304
                                                   ------------    ------------
         Total current liabilities                    2,029,209       2,222,295
                                                   ------------    ------------

DEFERRED TAX LIABILITY                                  109,432         109,432
                                                   ------------    ------------
SHAREHOLDERS' EQUITY:
    Preferred stock, $0.005 par value; 1,000,000
      shares authorized; none outstanding                    --              --
    Common stock; $0.005 par value; 50,000,000
      shares authorized; issued 22,612,440 shares       113,062         113,062
    Paid-in capital                                  24,447,896      24,445,386
    Accumulated deficit                              (9,278,787)     (8,441,892)
    Less - Treasury stock, at cost; 1,459,064
      common shares                                  (6,998,767)     (6,998,767)
    Less - Receivable from officer                     (390,601)       (391,619)
                                                   ------------    ------------
         Total shareholders' equity                   7,892,803       8,726,170
                                                   ------------    ------------
                                                   $ 10,031,444    $ 11,057,897
                                                   ============    ============

See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                            PSYCHEMEDICS CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                               THREE MONTHS
                                              ENDED MARCH 31,
                                        ----------------------------
                                            2001            2000
                                        ------------    ------------

REVENUE                                 $  4,064,323    $  4,682,027
DIRECT COSTS                               2,053,063       2,150,186
                                        ------------    ------------
    Gross profit                           2,011,260       2,531,841
                                        ------------    ------------

EXPENSES:

    General and administrative               823,979         783,760
    Marketing and selling                  1,034,321         980,766
    Research and development                 170,762         106,916
                                        ------------    ------------
                                           2,029,062       1,871,442
                                        ------------    ------------

OPERATING (LOSS) INCOME                      (17,802)        660,399

OTHER INCOME                                  49,393         280,345
                                        ------------    ------------

NET INCOME BEFORE INCOME TAXES                31,591         940,744

PROVISION FOR INCOME TAXES                    22,350         386,000
                                        ------------    ------------
NET INCOME                              $      9,241    $    554,744
                                        ============    ============

BASIC NET INCOME PER SHARE              $       0.00    $       0.03
                                        ============    ============

DILUTED NET INCOME PER SHARE            $       0.00    $       0.03
                                        ============    ============

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                        21,153,376      21,353,569
                                        ============    ============

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING, ASSUMING DILUTION     21,428,649      21,621,912
                                        ============    ============


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                            PSYCHEMEDICS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                ENDED MARCH 31,
                                                          --------------------------
                                                             2001           2000
                                                          -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $     9,241    $   554,744
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization                               315,183        332,285
  Compensation expense related to issuance of
    stock options                                               2,510          5,000
  Changes in assets and liabilities:
    Receivables                                               221,844        643,279
    Inventories                                                (3,544)        (8,163)
    Prepaid expenses and other current assets                 (83,247)      (136,431)
    Accounts payable                                          108,406         87,305
    Accrued expenses                                         (366,952)        62,872
    Deferred revenue                                           65,460       (130,900)
                                                          -----------    -----------
    Net cash provided by operating activities                 268,901      1,409,991
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities of short-term investments - net                     --        1,015,439
  Purchases of property and equipment                        (512,432)      (352,081)
  Increase in other assets - net                                 --          (19,503)
                                                          -----------    -----------
    Net cash (used in) provided by investing activities      (512,432)       643,855
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash dividends paid                                      (846,136)      (853,608)
    Proceeds from the receivable from officer                   1,018          1,094
    Acquisition of treasury stock                                --         (900,198)
                                                          -----------    -----------
      Net cash used in financing activities                  (845,118)    (1,752,712)
                                                          -----------    -----------

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                     (1,088,649)       301,134
                                                          -----------    -----------
CASH AND CASH EQUIVALENTS, beginning of period              3,434,593        899,387
                                                          -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                  $ 2,345,944    $ 1,200,521
                                                          ===========    ===========


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                            PSYCHEMEDICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

1. Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (the "Company") as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The balance sheet presented as of December 31, 2000 has been derived from the financial statements that have been audited by the Company's independent public accountants. The results of operations for the three months ended March 31, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001, or any other period.

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

Basic and diluted weighted average common shares outstanding are as follows:

                                                    Three Months Ended
                                                --------------------------
                                                 March 31,       March 31,
                                                   2001            2000
                                                ----------      ----------

Weighted average common shares outstanding      21,153,376      21,353,569
Dilutive common equivalent shares                  275,273         268,343
                                                ----------      ----------
Weighted average common  shares outstanding,
   assuming dilution                            21,428,649      21,621,912
                                                ==========      ==========


For the three months ended March 31, 2001 and 2000, options to purchase 774,370 and 834,370 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

3. Revenue Recognition

Except as provided below, revenues from the Company's services are recognized upon reporting of drug test results to the customer. Revenues related to sample collection kits not returned for processing by customers are recognized when the likelihood of the Company performing any service obligation is deemed remote. During the first quarter of 2000, the Company recorded $109,000 of revenue related to sample collection kits that were sold for which the Company's obligation to provide service was deemed remote. At March 31, 2001 and December 31, 2000, the Company had deferred revenue balances of approximately $702,000 and $636,000, respectively, reflecting payments for its personal drug testing service received prior to the performance of the related test.

4. Comprehensive Income

The Company's comprehensive income for the three month periods ended March 31, 2001 and 2000 was the same as reported net income.

5.  Computer Software Costs

As of March 31, 2001 and December 31, 2000, $1,205,840 of software development costs have been capitalized. During each of the three month periods ended March 31, 2001 and 2000, $60,294 of related amortization was charged to operations.

6. New Accounting Pronouncements

In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, Accounting for Derivative Financial Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. The Company does not anticipate the adoption of these statements to have a material impact on its financial position or results of operations. As of March 31, 2001, the Company did not have any derivatives or other financial instruments as defined by SFAS No. 119, Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments.

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

                              RESULTS OF OPERATIONS
                              ---------------------

Revenue was $4,064,323 in the first quarter of 2001, a decrease of $617,704 or 13% from $4,682,027 in the first quarter of 2000. Although the Company added new customers in the first quarter of 2001, this new business was outweighed by lower volume from existing customers and the reduced recognition of revenue related to PDT-90 consumer sample collection kits. Gross margin was 50% of sales in the first quarter of 2001 as compared to 54% of sales for the first quarter of 2000. The decrease in gross margin was due to moderate increases in labor and material costs, while the Company's prices decreased by 1% compared to the year earlier period.

General and administrative ("G&A") expenses were $823,979 for the three months ended March 31, 2001 versus $783,760 for the three months ended March 31, 2000, representing an increase of $40,219 or 5%. Professional fees related to corporate strategic development accounted for most of the increase, while all other G&A expenses remained relatively constant. As a percentage of revenue, G&A expenses increased to 20% in the first quarter of 2001 from 17% in the first quarter of 2000 due primarily to the decrease in revenue for the quarter.

Marketing and selling expenses for the three month period ended March 31, 2001 increased $53,555, to $1,034,321, an increase of 5%. This increase was due to expenses pertaining to additions to the sales force and expanded marketing activities related to the corporate market in the first quarter of 2001, as compared to the first quarter of 2000. Total marketing and selling expenses represented 25% of revenues in the first quarter of 2001 and 21% of revenues in the first quarter of 2000. The Company expects to continue to aggressively promote its drug testing services during the remainder of 2001 and in future years in order to expand its client base.

Other income for the three month period ended March 31, 2001 decreased by $230,952 as compared to the year earlier period. The majority of this decrease was due to a $200,000 legal settlement from a breach of contract dispute with a third party administrator that was recorded during the first quarter of 2000. The remainder of other income represents interest earned on cash equivalents and short-term investments. Although the yields on investment balances increased in the first quarter of 2001 as compared to the first quarter of 2000, interest income decreased due to lower average investment balances.

During the three months ended March 31, 2001, the Company recorded a tax provision of $22,350 reflecting an effective tax rate of 70.7% as compared to a tax provision of $386,000 and an effective tax rate of 41% for the three months ended March 31, 2000. The increase in the effective tax rate was due primarily to non-deductible expenses for tax purposes. Although the total dollar value of non-deductible expenses was less in the first quarter of 2001 as compared to the first quarter of 2000, the impact on the effective tax rate was heightened due to the reduced level of net income before tax in the first quarter of 2001 versus the first quarter of 2000. In accordance with generally accepted accounting principles regarding its estimated annual effective tax rate, the Company is providing for income taxes in 2001 at an effective rate of 70.7%, which is higher than the combined federal and state statutory rates due to non-deductible expenses being a higher percentage of net income before taxes.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

At March 31, 2001, the Company had approximately $2.3 million of cash and cash equivalents. The Company's operating activities generated net cash of $268,901 in the three months ended March 31, 2001. Investing activities used $512,432 in the three month period while financing activities used a net amount of $845,118 during the period.

Operating cash flows decreased $1,141,090 in the first three months of 2001, compared to the year earlier period. This decrease was primarily due to a decrease in accrued expenses and a smaller decrease in accounts receivable, which were offset in part by an increase in accounts payable and deferred revenue during the first three months of 2001 as compared to the first three months of 2000. The non-cash effect of depreciation and amortization in the 2001 and 2000 periods was $315,183 and $332,285, respectively.

Capital expenditures in the first three months of 2001 were $512,342. The expenditures primarily consisted of new equipment, including laboratory and computer equipment. The Company believes that within the next two years it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $4 million.

During the three month period ended March 31, 2001, the Company distributed $846,136 in cash dividends to its shareholders.

During the three month period ended March 31, 2000, the Company repurchased a total of 182,300 shares for treasury at an aggregate cost of $900,198. The Company did not repurchase any shares for treasury during the first quarter of 2001.

At March 31, 2001, the Company's principal sources of liquidity included an aggregate of approximately $2.3 million of cash and cash equivalents. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company's results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could potentially include joint ventures, issuances of common stock or debt financing. At March 31, 2001, the Company had no long-term debt.

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

Interest Rate Sensitivity. The Company maintains a short-term investment portfolio consisting principally of money market securities that are not sensitive to sudden interest rate changes.

PART II OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               See Exhibit Index included at Page 12 of this Report

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Psychemedics Corporation

Date:    May 14, 2001                By: /s/ Raymond C. Kubacki, Jr.
                                         ------------------------------
                                         Raymond C. Kubacki, Jr.
                                         President and Chief Executive Officer


Date:  May 14, 2001                  By: /s/ Peter C. Monson
                                         ---------------------------
                                         Peter C. Monson
                                         Vice President, Treasurer & Chief
                                         Financial Officer

                            PSYCHEMEDICS CORPORATION
                                    FORM 10-Q
                                 MARCH 31, 2001
                                  EXHIBIT INDEX


10.1 November 12, 2000 Third Amendment To Promissory Note dated November 12, 1997

10.2 January 6, 2001 Fourth Amendment To Promissory Note dated January 6, 1997