Form 10-Q
period 2001-06-30
PSYCHEMEDICS CORP
filed 2001-08-07
CIK 806517

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended JUNE 30, 2001

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

                                    Yes [X] No [ ]

Number of shares outstanding of only class of Issuer's Common Stock as of August 6, 2001: Common Stock $.005 par value (21,166,251 shares).

                            PSYCHEMEDICS CORPORATION


Part I   FINANCIAL INFORMATION                                                  PAGE NO.
                                                                                --------

         Item 1     Financial Statements

                    Condensed Balance Sheets as of June 30, 2001
                    and December 31, 2000                                          3

                    Condensed Statements of Income for the three
                    month periods ended June 30, 2001 and 2000                     4

                    Condensed Statements of Income for the six
                    month periods ended June 30, 2001 and 2000                     5

                    Condensed Statements of Cash Flows for the
                    six month periods ended June 30, 2001 and 2000                 6

                    Notes to Condensed Financial Statements                        7-8

         Item 2     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                            9-11

         Item 3     Quantitative and Qualitative Disclosures about Market Risk     11


Part II  OTHER INFORMATION


         Item 4     Submission of Matters to a Vote of Security Holders            12

         Item 6     Exhibits and Reports on Form 8-K                               12


SIGNATURES                                                                         13

                            PSYCHEMEDICS CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                      JUNE 30,             DECEMBER 31,
                                                                        2001                   2000
                                                                    ------------           ------------
                                     ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                   $  2,809,559           $  3,434,593
        Accounts receivable, net                                       3,179,929              2,988,185
        Inventories                                                      413,735                396,497
        Prepaid expenses and other current assets                        482,133                454,632
        Deferred tax asset                                               471,339                471,339
                                                                    ------------           ------------
              Total current assets                                     7,356,695              7,745,246
                                                                    ------------           ------------

PROPERTY AND EQUIPMENT:
Equipment and leasehold improvements, at cost                          9,088,488              8,535,658
Less-Accumulated depreciation and amortization                        (6,164,686)            (5,552,558)
                                                                    ------------           ------------
                                                                       2,923,802              2,983,100
                                                                    ------------           ------------

OTHER ASSETS - NET                                                       307,789                329,551
                                                                    ------------           ------------
                                                                    $ 10,588,286           $ 11,057,897
                                                                    ============           ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
        Accounts payable                                            $    605,641           $    431,846
        Accrued expenses                                                 679,185                678,541
        Accrued income taxes                                             633,613                475,604
        Deferred revenue                                                 732,912                636,304
                                                                    ------------           ------------
              Total current liabilities                                2,651,351              2,222,295
                                                                    ------------           ------------

DEFERRED TAX LIABILITY                                                   109,432                109,432
                                                                    ------------           ------------

SHAREHOLDERS' EQUITY:
        Preferred stock, $0.005 par value; 1,000,000
          shares authorized; none outstanding                                 --                     --
        Common stock; $0.005 par value; 50,000,000
          shares authorized; issued 22,625,315 shares and
          22,612,440 shares in 2001 and 2000, respectively               113,127                113,062
        Paid-in capital                                               24,476,646             24,445,386
        Accumulated deficit                                           (9,373,619)            (8,441,892)
        Less - Treasury stock, at cost; 1,459,064 common
          shares                                                      (6,998,767)            (6,998,767)
        Less - Receivable from officer                                  (389,884)              (391,619)
                                                                    ------------           ------------
              Total shareholders' equity                               7,827,503              8,726,170
                                                                    ------------           ------------
                                                                    $ 10,588,286           $ 11,057,897
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

                            PSYCHEMEDICS CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                         THREE MONTHS
                                                        ENDED JUNE 30,
                                               ---------------------------------
                                                   2001                 2000
                                               -----------          -----------

REVENUE                                        $ 4,518,430          $ 5,472,701
DIRECT COSTS                                     2,004,081            2,353,094
                                               -----------          -----------
       Gross profit                              2,514,349            3,119,607
                                               -----------          -----------

EXPENSES:
       General and administrative                  811,040              890,803
       Marketing and selling                       955,313            1,022,611
       Research and development                    215,801              111,430
                                               -----------          -----------
                                                 1,982,154            2,024,844
                                               -----------          -----------

OPERATING INCOME                                   532,195            1,094,763

OTHER INCOME                                        34,840               60,852
                                               -----------          -----------

NET INCOME BEFORE INCOME TAXES                     567,035            1,155,615

PROVISION FOR INCOME TAXES                         238,800              477,700

                                               -----------          -----------
NET INCOME                                     $   328,235          $   677,915
                                               ===========          ===========

BASIC NET INCOME PER SHARE                     $      0.02          $      0.03
                                               ===========          ===========

DILUTED NET INCOME PER SHARE                   $      0.02          $      0.03
                                               ===========          ===========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                              21,155,640           21,207,720
                                               ===========          ===========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING, ASSUMING DILUTION           21,369,452           21,483,974
                                               ===========          ===========


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                            PSYCHEMEDICS CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          SIX MONTHS
                                                        ENDED JUNE 30,
                                               --------------------------------
                                                   2001                 2000
                                               -----------          -----------

REVENUE                                        $ 8,582,753          $10,154,728
DIRECT COSTS                                     4,057,144            4,503,280
                                               -----------          -----------
       Gross profit                              4,525,609            5,651,448
                                               -----------          -----------

EXPENSES:
       General and administrative                1,635,019            1,674,563
       Marketing and selling                     1,989,634            2,003,377
       Research and development                    386,563              218,346
                                               -----------          -----------
                                                 4,011,216            3,896,286
                                               -----------          -----------

OPERATING INCOME                                   514,393            1,755,162

OTHER INCOME                                        84,233              341,197
                                               -----------          -----------

NET INCOME BEFORE INCOME TAXES                     598,626            2,096,359

PROVISION FOR INCOME TAXES                         261,150              863,700

                                               -----------          -----------
NET INCOME                                     $   337,476          $ 1,232,659
                                               ===========          ===========

BASIC NET INCOME PER SHARE                     $      0.02          $      0.06
                                               ===========          ===========

DILUTED NET INCOME PER SHARE                   $      0.02          $      0.06
                                               ===========          ===========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                              21,154,514           21,280,645
                                               ===========          ===========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING, ASSUMING DILUTION           21,398,278           21,552,827
                                               ===========          ===========


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                            PSYCHEMEDICS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                                ENDED JUNE 30,
                                                                       ---------------------------------
                                                                           2001                  2000
                                                                       -----------           -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                        $   337,476           $ 1,232,659
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                     645,087               680,646
     Compensation expense related to issuance of
         stock options                                                       2,510                15,133
     Changes in assets and liabilities:
         Receivables                                                      (191,744)             (969,835)
         Inventories                                                       (17,238)              (11,553)
         Prepaid expenses and other current assets                         (27,501)              (72,184)
         Accounts payable                                                  173,795               (23,224)
         Accrued expenses                                                  158,653               717,246
         Deferred revenue                                                   96,608               (92,255)
                                                                       -----------           -----------
          Net cash provided by operating activities                      1,177,646             1,476,633
                                                                       -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Maturities (purchases) of short-term investments - net                     --             2,226,331
     Purchases of property and equipment                                  (552,830)             (564,887)
     Increase in other assets - net                                        (11,197)              (19,503)
                                                                       -----------           -----------
          Net cash (used in) provided by investing activities             (564,027)            1,641,941
                                                                       -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from the issuance of common stock                         28,815                    --
     Proceeds from the receivable from officer                               1,735                 2,165
     Cash dividends paid                                                (1,269,203)           (1,701,062)
     Acquisition of treasury stock                                              --            (1,274,942)
                                                                       -----------           -----------
          Net cash used in financing activities                         (1,238,653)           (2,973,839)
                                                                       -----------           -----------


NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                   (625,034)              144,735
CASH AND CASH EQUIVALENTS, beginning of period                           3,434,593               899,387
                                                                       -----------           -----------
CASH AND CASH EQUIVALENTS, end of period                               $ 2,809,559           $ 1,044,122
                                                                       ===========           ===========


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                            PSYCHEMEDICS CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  June 30, 2001


1. Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (the "Company") as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The balance sheet presented as of December 31, 2000 has been derived from the financial statements that have been audited by the Company's independent public accountants. The results of operations for the three months and the six months ended June 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001, or any other period.

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

     Basic and diluted weighted average common shares outstanding are as follows:

                                                Three Months Ended                      Six Months Ended
                                          ------------------------------          ------------------------------
                                           June 30,            June 30,            June 30,            June 30,
                                             2001                2000                2001                2000
                                          ----------          ----------          ----------          ----------

Weighted average common shares            21,155,640          21,207,720          21,154,514          21,280,645

Dilutive common stock options                213,812             276,254             243,764             272,182
                                          ----------          ----------          ----------          ----------
Weighted average common shares
  outstanding, assuming dilution          21,369,452          21,483,974          21,398,278          21,552,827

For the three months ended June 30, 2001 and 2000, options to purchase 1,352,370 and 834,370 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive. For the six months ended June 30, 2001 and 2000, options to purchase 1,087,870 and 1,096,070 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

3. Revenue Recognition

Except as provided below, revenues from the Company's services are recognized upon reporting of drug test results to the customer. Revenues related to sample collection kits not returned for processing by customers are recognized when the likelihood of the Company performing any service obligation is deemed remote. During the first quarter of 2000, the Company recorded $109,000 of revenue related to sample collection kits that were sold for which the Company's obligation to provide service was deemed remote. At June 30, 2001 and December 31, 2000, the Company had deferred revenue balances of approximately $733,000 and $636,000, respectively, reflecting payments for its personal drug testing service received prior to the performance of the related test.

4. Comprehensive Income

The Company's comprehensive income for the three month periods and the six month periods ended June 30, 2001 and 2000 was the same as reported net income.

5. Computer Software Costs

As of June 30, 2001 and December 31, 2000, $1,205,540 of software development costs have been capitalized. For both of the three month periods ended June 30, 2001 and 2000, $60,294 of related amortization was charged to operations. During both of the six month periods ended June 30, 2001 and 2000, $120,588 of related amortization was charged to operations.

6. New Accounting Pronouncements

In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, Accounting for Derivative Financial Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. The adoption of these statements did not have a material impact on the Company's financial position or results of operations. As of June 30, 2001, the Company did not have any derivatives or other financial instruments as defined by SFAS No. 119, Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments.

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

                              RESULTS OF OPERATIONS

Revenue was $4,518,430 for the three month period ended June 30, 2001 as compared to $5,472,701 for the comparable period of 2000, representing a decrease of 17%. Revenue for the six month period ended June 30, 2001 was $8,582,753, a decrease of 15% from the $10,154,728 of revenue reported for the comparable period of 2000. Although the Company added new customers in the first two quarters of 2001, this new business was outweighed by lower volume from existing customers. The Company believes that this lower volume from existing customers is due largely to the current economic downturn as many clients experienced deep reductions in their new hires and the number of their drug tests.

Gross margin was 56% of sales in the second quarter of 2001, as compared to 57% in the second quarter of 2000. Gross margin for the six months ended June 30, 2001 was 53% of sales, as compared to 56% for the six months ended June 30, 2000. The decrease in margins from the year earlier periods were caused by fixed and semi-variable direct costs being spread over a lower number of tests performed, combined with a decrease of 1% in the Company's prices. During the second quarter of 2001, the Company implemented cost reduction measures at its laboratory which enabled the Company to achieve a gross margin reduction of only 1% for the second quarter, as compared to the year earlier period, despite the 17% decrease in revenue.

General and administrative ("G&A") expenses were $811,040 for the three month period ended June 30, 2001 as compared to $890,803 for the comparable period of 2000, representing a decrease of 9%. G&A expenses were $1,635,019 for the six months ended June 30, 2001 as compared to $1,674,563 for the comparable period of 2000, representing a decrease of 2%. As a percentage of revenue, G&A expenses increased to 18% in the second quarter of 2001 from 16% in the second quarter of 2000 and increased to 19% for the six months ended June 30, 2001 from 16% for the comparable period of 2000. Reduced professional fees related to legal services and investor relations accounted for most of the decrease, while other G&A expenses remained relatively constant.

Marketing and selling expenses for the three month period ended June 30, 2001 decreased $67,298 from the comparable period of 2000 to $955,313, a decrease of 7%. Marketing and selling expenses were $1,989,634 for the six months ended June 30, 2001 as compared to $2,003,377 for the year earlier period, representing a decrease of 1%. Expenses pertaining to additions to the sales force related to the corporate market were offset by reduced public relations and advertising expenses in the first and second quarters of 2001, as compared to the first and second quarters of 2000. As a percentage of revenue, marketing and selling expenses increased to 21% for the three months ended June 30, 2001 from 19% in the second quarter of 2000 and increased to 23% for the six months ended June 30, 2001 from 20% for the comparable period of 2000. The Company expects to continue to aggressively promote its drug testing services during the remainder of 2001 and in future years in order to expand its client base.

Research and development ("R&D") expenses for the three month period ended June 30, 2001 increased by $104,371 from the comparable period of the prior year to $215,801, an increase of 94%. R&D expenses were $386,563 for the six months ended June 30, 2001 as compared to $218,346 for the year earlier period, representing an increase of 77%. This increase was primarily due to expenses related to applying for FDA 510k clearance for its assays for marijuana, methamphetamines, cocaine, and PCP. The Company previously received 510k clearance from the FDA to market its opiate assay on December 11, 2000. As a percentage of revenue, R&D expenses increased to 5% in the second quarter of 2001 from 2% in the second quarter of 2000 and increased to 5% for the six months ended June 30, 2001 from 2% for the comparable period of 2000.

Other income for the six month period ended June 30, 2000 included a $200,000 legal settlement from a breach of contract dispute with a third party administrator. The remainder of other income represented interest earned on cash equivalents and short-term investments. While the yields on investment balances increased in the first quarter of 2001 and decreased slightly in the second quarter of 2001 as compared to the first and second quarter of 2000, interest income decreased due to lower average investment balances.

During the three months ended June 30, 2001 and June 30, 2000, the Company recorded tax provisions of $238,800 reflecting an effective tax rate of 42.1% as compared to a tax provision of $477,700 and an effective tax rate of 41.3% for the three months ended June 30, 2000. During the six months ended June 30, 2001 and June 30, 2000, the Company recorded tax provisions of $261,500 and $863,700 representing effective tax rates of 43.6% and 41.2%, respectively. The increase in the effective tax rate was due primarily to non-deductible expenses for tax purposes.

                         LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company had $2,809,559 of cash and cash equivalents. The Company's operating activities generated net cash of $1,177,646 in the six months ended June 30, 2001. Investing activities used $564,027 in the six month period while financing activities used a net amount of $1,238,653 during the period.

Operating cash flows decreased $298,987 in the first six months of 2001, compared to the year earlier period. The reduction in net income for the first two quarters of 2001 as compared to the year earlier period was the main reason for this decrease. This was partially offset by the net effect of a smaller increase in accounts receivable, an increase in accounts payable and a smaller increase in accrued expenses during the first six months of 2001 as compared to the first six months of 2000. The non-cash effect of depreciation and amortization in the 2001 and 2000 periods was $645,087 and $680,646, respectively.

Capital expenditures in the first two quarters of 2001 were $552,830. The expenditures primarily consisted of new equipment, including laboratory and computer equipment. The Company believes that within the next two years it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $4 million.

During the six month period ended June 30, 2001, the Company distributed $1,269,203 in cash dividends to its shareholders.

At June 30, 2001, the Company's principal sources of liquidity included an aggregate of $2,809,559 of cash and cash equivalents. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company's results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could potentially include joint ventures, issuance of common stock or debt financing. At June 30, 2001, the Company had no long-term debt.

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

                            PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Psychemedics Corporation was held on May 10, 2001 for the purpose of electing a board of directors and approving the appointment of the Company's auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

Description and tabulation by the Company's transfer agent of each matter voted upon at the Annual Meeting of Shareholders of Psychemedics Corporation held on May 10, 2001:

All of management's nominees for directors, as listed in the proxy statement, were elected with the following votes:

Election of Directors.

                                                               Number of Shares
                                                               ----------------
                                                        For                      Abstain
                                                        ---                      -------

Werner A Baumgartner, Ph.D.                          15,222,193                 2,793,560
Donald F. Flynn                                      15,207,178                 2,808,575
Raymond C. Kubacki, Jr.                              15,222,193                 2,793,560
Walter S. Tomenson, Jr.                              15,219,893                 2,795,860
A. Clinton Allen                                     15,220,693                 2,795,060
Fred J. Weinert                                      15,220,178                 2,795,575


Selection of Arthur Andersen LLP as auditors of the Company.

                                                               Number of Shares
                                                               ----------------

For                                                               17,713,726
Against                                                              296,479
Abstain                                                                5,548


Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             Not applicable.

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Psychemedics Corporation

Date: August 7, 2001                         By: /s/ Raymond C. Kubacki, Jr.
                                                 -------------------------------
                                                 Raymond C. Kubacki, Jr.
                                                 President and Chief Executive
                                                  Officer


Date: August 7, 2001                         By: /s/ Peter C. Monson
                                                 -------------------------------
                                                 Peter C. Monson
                                                 Vice President, Treasurer &
                                                 Chief Financial Officer