Form 10-Q
period 2001-09-30
PSYCHEMEDICS CORP
filed 2001-11-14
CIK 806517

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

    X           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
  -----         SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended SEPTEMBER 30, 2001

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  -----         THE SECURITIES EXCHANGE ACT OF 1934

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

          Issuer's telephone number, including area code (617)-868-7455

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X       No
                            ---         ---

Number of shares outstanding of only class of Issuer's Common Stock as of November 12, 2001: Common Stock $.005 par value (21,136,251 shares).

                            PSYCHEMEDICS CORPORATION

Part I FINANCIAL INFORMATION                                            Page No.
                                                                        --------


     Item 1    Financial Statements

               Condensed Balance Sheets as of September 30,
               2001 and December 31, 2000                                    3

               Condensed Statements of Income for the three
               month periods ended September 30, 2001 and
               2000                                                          4

               Condensed Statements of Income for the nine
               month periods ended September 30, 2001 and
               2000                                                          5

               Condensed Statements of Cash Flows for the
               nine month periods ended September 30, 2001
               and 2000                                                      6

               Notes to Condensed Financial Statements                     7-9

     Item 2    Management's Discussion and Analysis of
               Financial Condition and Results of Operations              9-11

     Item 3    Quantitative and Qualitative Disclosures
               about Market Risk                                            12

Part II OTHER INFORMATION

     Item 6    Exhibits and Reports on Form 8-K                             12

SIGNATURES                                                                  13

                            PSYCHEMEDICS CORPORATION
                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                          SEPTEMBER 30,       DECEMBER 31,
                                                              2001               2000
                                                          -------------      ------------
                                  ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                               $  2,703,423       $  3,434,593
  Accounts receivable, net                                   2,845,878          2,988,185
  Inventories                                                  461,982            396,497
  Prepaid expenses and other current assets                    492,254            454,632
  Deferred tax asset                                           471,339            471,339
                                                          ------------       ------------
      Total current assets                                   6,974,876          7,745,246
                                                          ------------       ------------

PROPERTY AND EQUIPMENT:
Equipment and leasehold improvements, at cost                9,106,679          8,535,658
Less-Accumulated depreciation and amortization              (6,463,214)        (5,552,558)
                                                          ------------       ------------
                                                             2,643,465          2,983,100
                                                          ------------       ------------

OTHER ASSETS - NET                                             291,310            329,551
                                                          ------------       ------------
                                                          $  9,909,651       $ 11,057,897
                                                          ============       ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                        $    485,624       $    431,846
  Accrued expenses                                             518,454            678,541
  Accrued income taxes                                         606,838            475,604
  Deferred revenue                                             748,437            636,304
                                                          ------------       ------------
      Total current liabilities                              2,359,353          2,222,295
                                                          ------------       ------------
DEFERRED TAX LIABILITY                                         109,432            109,432
                                                          ------------       ------------
SHAREHOLDERS' EQUITY:
  Preferred stock, $0.005 par value; 1,000,000
    shares authorized; none outstanding                             --                 --
  Common stock; $0.005 par value; 50,000,000
    shares authorized; issued 22,625,315 shares and
    22,612,440 shares in 2001 and 2000, respectively           113,127            113,062
  Paid-in capital                                           24,476,646         24,445,386
  Accumulated deficit                                       (9,680,674)        (8,441,892)
  Less - Treasury stock, at cost; 1,481,064
    common shares in 2001 and 1,459,064
    common shares in 2000                                   (7,079,130)        (6,998,767)
  Less - Receivable from officer                              (389,103)          (391,619)
                                                          ------------       ------------
      Total shareholders' equity                             7,440,866          8,726,170
                                                          ------------       ------------
                                                          $  9,909,651       $ 11,057,897
                                                          ============       ============

See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                            PSYCHEMEDICS CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                  THREE MONTHS
                                                ENDED SEPTEMBER 30,
                                           ----------------------------
                                              2001              2000
                                           -----------      -----------

REVENUE                                    $ 3,955,117      $ 5,021,437
DIRECT COSTS                                 1,974,092        2,263,915
                                           -----------      -----------
  Gross profit                               1,981,025        2,757,522
                                           -----------      -----------

EXPENSES:
  General and administrative                   750,747          808,488
  Marketing and selling                        930,651        1,111,142
  Research and development                     115,216          129,092
                                           -----------      -----------
                                             1,796,614        2,048,722
                                           -----------      -----------

OPERATING INCOME                               184,411          708,800

OTHER INCOME                                    22,010           58,878
                                           -----------      -----------

NET INCOME BEFORE INCOME TAXES                 206,421          767,678

PROVISION FOR INCOME TAXES                      90,150          317,200
                                           -----------      -----------
NET INCOME                                 $   116,271      $   450,478
                                           ===========      ===========

BASIC NET INCOME PER SHARE                 $      0.01      $      0.02
                                           ===========      ===========

DILUTED NET INCOME PER SHARE               $      0.01      $      0.02
                                           ===========      ===========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                          21,163,963       21,174,034
                                           ===========      ===========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING, ASSUMING DILUTION       21,353,504       21,436,108
                                           ===========      ===========


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                            PSYCHEMEDICS CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   NINE MONTHS
                                               ENDED SEPTEMBER 30,
                                           ----------------------------
                                               2001             2000
                                           -----------      -----------

REVENUE                                    $12,537,870      $15,176,165
DIRECT COSTS                                 6,031,236        6,767,195
                                           -----------      -----------
  Gross profit                               6,506,634        8,408,970
                                           -----------      -----------
EXPENSES:
  General and administrative                 2,385,766        2,483,051
  Marketing and selling                      2,920,285        3,114,519
  Research and development                     501,779          347,438
                                           -----------      -----------
                                             5,807,830        5,945,008
                                           -----------      -----------

OPERATING INCOME                               698,804        2,463,962

OTHER INCOME                                   106,243          400,075
                                           -----------      -----------

NET INCOME BEFORE INCOME TAXES                 805,047        2,864,037

PROVISION FOR INCOME TAXES                     351,300        1,180,900
                                           -----------      -----------
NET INCOME                                 $   453,747      $ 1,683,137
                                           ===========      ===========

BASIC NET INCOME PER SHARE                 $      0.02      $      0.08
                                           ===========      ===========

DILUTED NET INCOME PER SHARE               $      0.02      $      0.08
                                           ===========      ===========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                          21,157,698       21,244,848
                                           ===========      ===========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING, ASSUMING DILUTION       21,379,251       21,513,684
                                           ===========      ===========


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                            PSYCHEMEDICS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                   ENDED SEPTEMBER 30,
                                                             -----------------------------
                                                                 2001              2000
                                                             -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $   453,747       $ 1,683,137
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                960,093           974,879
    Compensation expense related to issuance of
      stock options                                                2,510            22,761
    Changes in assets and liabilities:
      Receivables                                                142,307          (738,313)
      Inventories                                                (65,485)           27,930
      Prepaid expenses and other current assets                  (37,622)          (64,546)
      Accounts payable                                            53,778           (85,379)
      Accrued expenses                                           (28,853)          392,085
      Deferred revenue                                           112,133          (133,977)
                                                             -----------       -----------
    Net cash provided by operating activities                  1,592,608         2,078,577
                                                             -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities of short-term investments - net                          --         4,938,463
  Purchases of property and equipment                           (571,021)         (652,103)
  Increase in other assets - net                                 (11,196)          (19,503)
                                                             -----------       -----------
    Net cash (used in) provided by investing activities         (582,217)        4,266,857
                                                             -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from the issuance of common stock                  28,815                --
  Decrease (increase) in receivable from officer                   2,516            (3,762)
  Cash dividends paid                                         (1,692,529)       (2,547,198)
  Acquisition of treasury stock                                  (80,363)       (1,345,059)
                                                             -----------       -----------
    Net cash used in financing activities                     (1,741,561)       (3,896,019)
                                                             -----------       -----------

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                          (731,170)        2,449,415
CASH AND CASH EQUIVALENTS, beginning of period                 3,434,593           899,387
                                                             -----------       -----------
CASH AND CASH EQUIVALENTS, end of period                     $ 2,703,423       $ 3,348,802
                                                             ===========       ===========


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                            PSYCHEMEDICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2001

1. Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (the "Company") as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The balance sheet presented as of December 31, 2000 has been derived from the financial statements that have been audited by the Company's independent public accountants. The results of operations for the three months and the nine months ended September 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001, or any other period.

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

     Basic and diluted weighted average common shares outstanding are as follows:

                                 Three Months Ended              Nine Months Ended
                            -----------------------------  ------------------------------
                            September 30,   September 30,  September 30,    September 30,
                                2001            2000           2001             2000
                            ------------    -------------  -------------    -------------
Weighted average
  common shares              21,163,963      21,174,034      21,157,698      21,244,848
Dilutive common
  stock options                 189,541         262,074         221,553         268,836
                             ----------      ----------      ----------      ----------
Weighted average common
  shares outstanding,
  assuming dilution          21,353,504      21,436,108      21,379,251      21,513,684


For the three months ended September 30, 2001 and 2000, options to purchase 1,440,120 and 1,086,070 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive. For the nine months ended September 30, 2001 and 2000, options to purchase 1,078,370 and 1,086,070 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

3. Revenue Recognition

Except as provided below, revenues from the Company's services are recognized upon reporting of drug test results to the customer. Revenues related to sample collection kits not returned for processing by customers are recognized when the likelihood of the Company performing any service obligation is deemed remote. During the first quarter of 2000, the Company recorded $109,000 of revenue related to sample collection kits that were sold for which the Company's obligation to provide service was deemed remote. At September 30, 2001 and December 31, 2000, the Company had deferred revenue balances of approximately $748,000 and $636,000, respectively, reflecting payments for its personal drug testing service received prior to the performance of the related test.

4. Comprehensive Income

The Company's comprehensive income for the three month periods and the nine month periods ended September 30, 2001 and 2000 was the same as reported net income.

5. Computer Software Costs

As of September 30, 2001 and December 31, 2000, $1,205,540 of software development costs have been capitalized. For both of the three month periods ended September 30, 2001 and 2000, $60,294 of related amortization was charged to operations. For both of the nine month periods ended September 30, 2001 and 2000, $180,882 of related amortization was charged to operations.

6. New Accounting Pronouncements

In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS
No. 137, Accounting for Derivative Financial Instruments and Hedging Activities
- Deferral of the Effective Date of FASB Statement No. 133, which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. The Company does not anticipate the adoption of these statements to have a material impact on its financial position or results of operations. As of September 30, 2001, the Company did not have any derivatives or other financial instruments as defined by SFAS No. 119, Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments.

On June 30, 2001, the FASB issued SFAS No. 141, Accounting for Business Combinations, and SFAS No. 142, Accounting for Goodwill and Other Intangible Assets. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. Upon adoption of SFAS No. 142, goodwill will no longer be subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment of impairment by applying a fair-value based test. The Company does not anticipate the adoption of these statements to have a material impact on the financial position or results of operations.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                     FACTORS THAT MAY AFFECT FUTURE RESULTS
                     --------------------------------------

From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involves risks and uncertainties. In particular, statements contained in this report which are not historical facts (including but not limited to the Company's expectations regarding revenues, business strategy, anticipated operating results, cash dividends and anticipated cash requirements) may be "forward looking" statements. The Company's actual results may differ from those stated in any "forward looking" statements. Factors that may cause such differences include, but are not limited to, risks associated with the expansion of the Company's sales and marketing network, market acceptance of the Company's products, development of markets for new products and services offered by the Company, the economic health of principal customers of the Company, financial and operational risks associated with possible expansion of testing facilities used by the Company, government regulation (including, but not limited to, Food and Drug Administration regulations), competition and general economic conditions.

                                    OVERVIEW
                                    --------

Psychemedics Corporation was incorporated in 1986. The Company utilizes a patented hair analysis method involving radioimmunoassay technology to analyze human hair to detect abused substances.

                              RESULTS OF OPERATIONS
                              ---------------------

Revenue was $3,955,117 for the three month period ended September 30, 2001 as compared to $5,021,437 for the comparable period of 2000, representing a decrease of 21%. Revenue for the nine month period ended September 30, 2001 was $12,537,870, a decrease of 17% from the $15,176,165 of revenue reported for the comparable period of 2000. Although the Company added new customers in the first three quarters of 2001, this new business was outweighed by lower volume from existing customers. The Company believes that this lower volume from existing customers is due largely to the continued current economic downturn as many clients experienced deep reductions in their new hires and the number of their drug tests.

Gross margin was 50% of sales in the third quarter of 2001, as compared to 55% in the third quarter of 2000. Gross margin for the nine months ended September 30, 2001 was 52% of sales, as compared to 55% for the nine months ended September 30, 2000. The decreases in margins from the year earlier periods were caused by fixed and semi-variable direct costs being spread over a lower number of tests performed, combined with a decrease of 1% in the Company's prices. During the second quarter of 2001, the Company implemented cost reduction measures at its laboratory which enabled the Company to experience a gross margin reduction of only 2% for the nine month period ended September 30, 2001, as compared to the year earlier period, despite the 17% decrease in revenue.

General and administrative ("G&A") expenses were $750,747 for the three month period ended September 30, 2001 as compared to $808,488 for the comparable period of 2000, representing a decrease of 7%. G&A expenses were $2,385,766 for the nine months ended September 30, 2001 as compared to $2,483,051 for the comparable period of 2000, representing a decrease of 4%. As a percentage of revenue, G&A expenses increased to 19% in the third quarter of 2001 from 16% in the third quarter of 2000 and increased to 19% for the nine months ended September 30, 2001 from 16% for the comparable period of 2000. Reduced professional fees related to legal services and investor relations accounted for most of the decrease, while other G&A expenses remained relatively constant.

Marketing and selling expenses for the three month period ended September 30, 2001 decreased $180,491 from the comparable period of 2000 to $930,651, a decrease of 16%. Marketing and selling expenses were $2,920,285 for the nine months ended September 30, 2001 as compared to $3,114,519 for the year earlier period, representing a decrease of 6%. Reduced public relations and advertising expenses comprised most of the decrease, while other marketing and selling expenses remained relatively constant. As a percentage of revenue, marketing and selling expenses increased to 24% for the three months ended September 30, 2001 from 22% in the third quarter of 2000 and increased to 23% for the nine months ended September 30, 2001 from 21% for the comparable period of 2000. The Company expects to continue to aggressively promote its drug testing services during the remainder of 2001 and in future years in order to expand its client base.

Research and development ("R&D") expenses for the three month period ended September 30, 2001 decreased by $13,876 from the comparable period of the prior year to $115,216, a decrease of 11%. R&D expenses were $501,779 for the nine months ended September 30, 2001 as compared to $347,438 for the year earlier period, representing an increase of 44%. This increase was primarily due to expenses related to applying for FDA 510k clearance for its assays for marijuana, methamphetamines, cocaine, and PCP. The Company previously received 510k clearance from the FDA to market its opiate assay on December 11, 2000. As a percentage of revenue, R&D expenses remained the same at 3% for both the third quarter of 2001 and 2000 and increased to 4% for the nine months ended September 30, 2001 from 2% for the comparable period of 2000.

Other income for the nine month period ended September 30, 2000 included a $200,000 legal settlement from a breach of contract dispute with a third party administrator. The remainder of other income in 2000 and other income in 2001 primarily represented interest earned on cash equivalents and short-term investments. While the yields on investment balances increased in the first quarter of 2001 and decreased slightly in the second and third quarters of 2001 as compared to the comparable periods of 2000, interest income decreased due to lower average investment balances.

During the three months ended September 30, 2001, the Company recorded a tax provision of $90,150 reflecting an effective tax rate of 43.7% as compared to a tax provision of $317,200 and an effective tax rate of 41.3% for the three months ended September 30, 2000. During the nine months ended September 30, 2001 and September 30, 2000, the Company recorded tax provisions of $351,300 and $1,180,900 representing effective tax rates of 43.6% and 41.2%, respectively. The increase in the effective tax rate was due primarily to non-deductible expenses for tax purposes.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

At September 30, 2001, the Company had $2.7 million of cash and cash equivalents. The Company's operating activities generated net cash of $1,592,608 in the nine months ended September 30, 2001. Investing activities used $582,217 in the nine month period while financing activities used a net amount of $1,741,561 during the period.

Operating cash flows decreased $485,969 in the first nine months of 2001, compared to the year earlier period. The reduction in net income for the first three quarters of 2001 as compared to the year earlier period was the main reason for this decrease. Also contributing to the decline in operating cash flows was a small decrease in accrued expenses for the first nine months of 2001 as compared to a sizeable increase in accrued expenses for the first nine months of 2001. These were partially offset by a decrease in accounts receivable and an increase in deferred revenue for the nine month period ended September 30, 2001 versus a significant increase in accounts receivable and a decrease in deferred revenue during the comparable year earlier period. The non-cash effect of depreciation and amortization in the 2001 and 2000 periods was $960,093 and $974,879, respectively.

Capital expenditures in the first three quarters of 2001 were $571,021. The expenditures primarily consisted of new equipment, including laboratory and computer equipment. The Company believes that within the next two years it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $4 million.

During the nine month period ended September 30, 2001, the Company distributed $1,692,529 in cash dividends to its shareholders and repurchased a total of 22,000 shares for treasury at an aggregate cost of $80,363.

At September 30, 2001, the Company's principal sources of liquidity included an aggregate of $2.7 million of cash and cash equivalents. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company's results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could potentially include joint ventures, issuance of common stock or debt financing. At September 30, 2001, the Company had no long-term debt.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's exposure to market risk related to changes in interest rates is limited as the Company maintains a short-term investment portfolio consisting principally of money market securities that are not sensitive to sudden interest rate changes. The Company does not use derivative financial instruments for speculative or trading purposes.

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

                                       Psychemedics Corporation

Date: November 12, 2001                By: /s/ Raymond C. Kubacki, Jr.
                                           -------------------------------------
                                           Raymond C. Kubacki, Jr.
                                           President and Chief Executive Officer


Date: November 12, 2001                By: /s/ Peter C. Monson
                                           -------------------------------------
                                           Peter C. Monson
                                           Vice President, Treasurer &
                                           Chief Financial Officer