Form 10-K
period 2001-12-31
PSYCHEMEDICS CORP
filed 2002-03-29
CIK 806517

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                         COMMISSION FILE NUMBER: 1-13738

                            PSYCHEMEDICS CORPORATION
             (exact name of registrant as specified in its charter)

               Delaware                                          58-1701987
---------------------------------------                      -------------------
   (State or other jurisdiction of                             (I.R.S. Employer
    incorporation or organization)                           Identification No.)

1280 Massachusetts Ave., Cambridge, MA                             02138
---------------------------------------                     --------------------
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

                                 YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On March 15, 2002 the aggregate market value of the voting stock held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers, directors and 10% shareholders are "affiliates" of the Registrant) was $41,725,711 and 21,036,895 shares of Common Stock, $.005 par value, were outstanding at such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the Registrant's Proxy Statement relative to the 2002 Annual Meeting of Stockholders to be held on May 9, 2002.

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

The Company's first application of its patented technology is a testing service that screens for the presence of certain drugs of abuse in hair. The application of radioimmunoassay procedures using hair differs from the more widely used application of radioimmunoassay procedures using urine samples. The Company's tests provide quantitative information which indicates the approximate amount of drug ingested as well as historical data which can show a pattern of individual drug use over a period of time. This information is useful to employers in both applicant and employee testing, to physicians, treatment professionals, law enforcement agencies, to the insurance industry; and to parents concerned about drug use by their children and to other individuals and entities engaged in any business where drug use is an issue. The Company provides commercial testing and confirmation by mass spectrometry using industry-accepted practices for cocaine, marijuana, PCP, methamphetamine, and opiates. As part of its methamphetamine test, the Company also tests all hair samples it receives from both corporations and individuals for the presence of Ecstasy, (methylenedioxymethamphetamine/MDMA). The combination of sporadic use patterns and rapid clearance from the body make Ecstasy difficult to detect through available urine testing. In addition, the Company has developed a test for methadone for use in the drug treatment industry.

Testing services are currently performed at the Company's laboratory at 5832 Uplander Way, Culver City, California. The Company's services are marketed under the name RIAH (Radioimmunoassay of Hair), a registered service mark.

DEVELOPMENT OF RADIOIMMUNOASSAY OF HAIR

The application of special radioimmunoassay procedures to the analysis of hair was initially developed in 1978 by the founders of the Company, Annette Baumgartner and Werner A. Baumgartner, Ph.D. The Baumgartners demonstrated that when certain chemical substances enter the bloodstream, the blood carries them to the hair where they become "entrapped" in the protein matrix in amounts roughly proportional to the amount ingested. The Company's drugs of abuse testing procedure involves washing the hair sample to clean it of surface contaminants and then subjecting the cleansed hair sample to the Company's unique proprietary process which involves the direct analysis of liquefied hair samples by radioimmunoassay procedures utilizing special reagents and antibodies. The antibodies detect the presence of a specific drug or metabolite in the liquefied hair sample by reacting with the drug present in the sample solution and an added radioactive analog of the drug. The resulting antibody-drug complex is precipitated and analyzed. The amount of drug present in the sample is inversely proportional to the amount of radioactive analog in the precipitate. Depending upon both the length of head hair and the hair growth rate (head hair grows approximately 1.3 centimeters per month), the Company is able to provide historical information on drug use by the person from whom the sample was obtained. Another testing option involves sectional analysis of the hair sample. In this procedure, the hair is sectioned lengthwise to approximately correspond to certain time periods. The sections are then labeled by time period, which allows the Company to provide trend information on drug use.

VALIDATION OF THE COMPANY'S PROPRIETARY TESTING METHOD

The process of analyzing human hair for the presence of drugs using the Company's patented method has been the subject of numerous scientific field studies. Results from the studies that have been published or accepted for publication in scientific journals are generally favorable to the Company's technology. These studies were performed with the following organizations:
Citizens for a Better Community Court, Columbia University, Koba Associates-DC Initiative, Harvard Cocaine Recovery Project, Hutzel Hospital, ISA Associates (Interscience America)-NIDA Workplace Study, University of California-Sleep State Organization, Maternal/Child Substance Abuse Project, Matrix Center, National Public Services Research Institute, Narcotic and Drug Research Institute, San Diego State University-Chemical Dependency Center, Spectrum Inc., Stapleford Centre (London), Task Force on Violent Crime (Cleveland, Ohio); University of Miami-Department of Psychiatry, University of Miami-Division of Neonatology, University of South Florida-Operation Par Inc., University of Washington, VA Medical Center-Georgia, U.S. Probation Parole-Santa Ana. The above studies include research in the following areas: prenatal, treatment evaluation, workplace drug use, the criminal justice system and epidemiology. Many of the studies have been funded by the National Institute of Justice or the National Institute on Drug Abuse ("NIDA"). Over 400 research articles written by independent researchers have been published supporting the general validity and usefulness of hair analysis.

Additional independent evaluation of the technology, favorable to the Company's services, has been performed by submission of blind samples by Dr. Robert DuPont, President of the Institute of Behavior and Health, Inc., the first Director of the National Institute on Drug Abuse and presently a scientific advisor to the Company. Some of the Company's customers have also completed their own testing to validate the Company's proprietary hair testing method as a prelude to utilizing the Company's services. These studies have consistently confirmed the Company's superior detection rate compared to urinalysis testing. When the results from utilizing the Company's patented hair testing method were compared to urine results in side-by-side evaluations, 3 to 10 times as many drug abusers were accurately identified with the Company's proprietary method. In addition to these studies, the Company's proprietary method is validated through the services it offers to over 2,200 clients for whom it has performed testing.

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

In July of 1999, the scientific validity of the Company's hair analysis for workplace testing was reported in an article published in the Journal of Occupational and Environmental Medicine by Benjamin Hoffman, M.D. The study reported hair analysis and urinalysis results on a group of 1,852 candidates for employment at a large metropolitan police department. The results demonstrated the superior capability of hair analysis over urinalysis in detecting drug users by a three to one ratio and also showed no evidence of a bias of hair analysis based on hair color or race.

The Company has received from the United States Food and Drug Administration ("FDA") 510k clearance on several of its assays used to test human hair for drugs of abuse. Psychemedics is the only company to receive FDA clearance of any assay for testing hair samples for drugs of abuse. See GOVERNMENT REGULATION.

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

In contrast to urinalysis testing, hair testing using the Company's patented method can provide long-term historical drug use information resulting in a significantly wider "window of detection." This "window" may be several months or longer depending on the length of the hair sample. The Company's standard test offering, however, uses a 3.9 centimeter length head hair sample cut close to the scalp; therefore, it measures use for approximately the previous 90 days.

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

Hair testing using the Company's patented method (with mass spectrometry confirmation) further reduces the prospects of error in conducting drug detection tests. Urinalysis testing is more susceptible to problems such as "evidentiary false positives" resulting from passive drug exposure (e.g. poppy seeds). To combat this problem, in federally mandated testing, the opiate cutoff levels for urine testing were raised 667% on December 1, 1998 and testing for the presence of a heroin metabolite, 6-AM, was required. These new requirements, however, effectively reduced the detection time frame for confirmed heroin in urine down to several hours post-use. In contrast, the metabolite 6-AM is stable in hair and can be detected for months.

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

PATENTS

In 1994, the Company was issued its first patent, U.S. Patent No. 5,324,642 (the "642 Patent"). This patent pertains to the Company's universal drug extraction procedure and immunoassay technology for the detection of drugs in hair specimens. Some of the research on the inventions covered by the 642 Patent was conducted at the Veteran's Administration Hospital ("VA"). Therefore, the U.S. government has been granted a nonexclusive, irrevocable, royalty-free license to use the basic invention covered by the 642 Patent, for all governmental purposes. In 1995, the Company was granted an additional patent pertaining to the immuno chemical screening assay for marijuana, which is the most difficult drug to detect.

In 1996, the Company was issued its first European patent on the base hair analysis method. The Company was also issued a European patent in 1996 on another aspect of the Company's technology, related to the use of detergents to enhance the hair digestion portion of the methodology.

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

In December 2001, a Japanese certificate of patent was issued related to the use of detergents in the Psychemedics hair analysis process.

In January 2002, a second Canadian patent was issued, which relates to the use of ion exchange resins in the marijuana assay.

In February 2002, a fourth U.S. Patent was issued which covers the base hair analysis method, and broadens considerably the scope of the original U.S. patent.

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

The number of businesses using drug testing to screen job applicants and employees has increased significantly in the last several years. The most recent American Management Association (AMA) survey from 1996 indicated that 81% of surveyed firms were engaged in some form of drug testing, a 277% increase since the initial AMA survey in 1987. The prevalence of drug screening programs reflects a growing concern that drug use contributes to employee health problems and costs (increased absenteeism, reduced productivity, etc.) and in certain industries, safety hazards. It has been estimated that the cost to industry in terms of health care costs and lost productivity is at least $98.5 billion annually.

The principal criticism of employee drug screening programs centers on the effectiveness of the testing program. Most private sector screening programs use urinalysis. Such programs are susceptible to evasive maneuvers and the inability to obtain identical repeat samples in the event of a challenged result.

Moreover, many employers, to accommodate concerns of their employees and to avoid infringement of employee privacy rights, conduct their programs on a pre-announced schedule, thereby providing an opportunity for many drug users to simply abstain in order to escape detection.

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

The Company performs a confirmation test of all positive results through mass spectrometry. The use of mass spectrometry is an industry accepted practice used to confirm positive drug test results of an initial screen. In an employment setting, mass spectrometry confirmation is typically used prior to the taking of any disciplinary action against an employee. The Company offers its clients a five-drug screen with mass spectrometry confirmation of cocaine, PCP, marijuana, methamphetamine, including Ecstasy, and opiates.

2.   Parents

The Company also offers a personal drug testing service, "PDT-90"(R), for parents concerned about drug use by their children. It allows parents to collect a small sample from their child in the privacy of the home, send it to the Company's laboratory and have it tested for drugs of abuse by the Company. The PDT-90 testing service uses the same patented method that is used with the Company's workplace testing service.

3.   Research

The list of research clients includes National Development and Research Institute; The University of North Carolina Chapel Hill; The University of Pennsylvania; The Jefferson Medical College, Rehab Follow Up; UCLA Drugs of Abuse in Mentally Ill and Comorbid Parolees; The Boston University School of Public Health; The Pacific Institute for Substance-Abusing Women and their Children; The Research Institute of Addiction, Buffalo, NY; Mathematical Policy Research, Effectiveness of Intervention on Drug Use; The Texas Christian University, First Choice Women's Program; The Center for Substance Abuse Research; Columbia University, Cocaine Exposure in Fetal Neural Development; and The University of North Carolina, Antipsychotics in Schizophrenia.

SALES AND MARKETING

The Company markets its corporate drug testing services primarily through its own sales force. Sales offices are located in major cities throughout the United States in order to facilitate communications with corporate employers. The Company markets its home drug testing service, PDT-90, through retail distributors and the Internet.

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

The Company is not aware of any other laboratories with a hair analysis technology that is comparable in effectiveness to the Company's proprietary procedures. The Company is aware of several laboratories that purport to test hair samples using a method, which the Company presumes, includes the use of a form of immunoassay procedures. The Company, however, does not believe that immunoassay testing of hair samples is as effective on a commercial basis without using the Company's unique patented method, which allows for the efficient release of drugs from the hair through enzyme digestion without destroying the drugs.

GOVERNMENT REGULATION

The Company is licensed as a clinical laboratory by the State of California as well as certain other states. All tests are performed according to the laboratory standards established by the Department of Health and Human Services, through the Clinical Laboratories Improvement Amendments ("CLIA"), and various state licensing statutes. Presently there are no other regulations required for the operation of a clinical laboratory in the State of California.

A substantial number of states regulate drug testing. The scope and nature of such regulations varies greatly from state to state and is subject to change from time to time. The Company addresses state law issues on an ongoing basis.

With regard to federal regulatory activity, shortly after the introduction of the Company's PDT-90 drug testing service in 1995, the FDA attempted to assert jurisdiction over the Company's PDT-90 service by claiming that the collection envelope distributed as part of the service was a "medical device" subject to regulation under the Federal Food, Drug and Cosmetic Act, as amended (the "FDC Act"). This ultimately led to the Company filing suit against the FDA contesting the FDA's position. In March 1996, the FDA agreed to withdraw its claims against the Company in exchange for the Company's agreement to discontinue its lawsuit.

On March 5, 1998, the FDA issued a proposed rule applicable to companies that market "drugs of abuse test sample collection systems". Under the proposed rule, companies engaged in the business of testing for drugs of abuse using a test (screening assay) previously recognized by the FDA would be able to market their test sample collection systems without pre-market approval or clearance by the FDA so long as the test is conducted at a laboratory that is recognized by laboratory certification agencies designated by the FDA and certain labeling and product information procedures are followed. To date, the FDA has recognized urine-screening assays that existed prior to the 1976 Medical Device Amendments to the FDC Act, as well as subsequent assays, which have demonstrated substantial equivalence to such previously existing assays. Under the FDA's proposed rule, companies engaged in the business of testing for drugs of abuse using assays not yet recognized by the FDA would be required to submit their assay to the FDA for recognition prior to marketing. In addition, the laboratory performing the tests would be required to be certified by a recognized agency. The proposed rule included a transitional period of one year following the publication of a final rule in order for companies not currently in compliance with the proposed requirements to obtain the necessary data they need for submission to the FDA.

The FDA rule became final on April 7, 2000, and the transition period expired in May 2001. In response to the adoption of the final rule, the Company filed a Petition for Review on May 5, 2000 in the United States Court of Appeals, District of Columbia Circuit, challenging the validity of the final rule and asserting that the FDA lacks jurisdiction over the Company's in-house proprietary assays, which are not intended to be used for medical purposes. While still contesting the legality of the final rule, and the FDA's jurisdiction, the Company submitted 510k applications for its assays for clearance by the FDA. The parties both agreed to hold the Petition for Review in abeyance while they attempt to settle the matter. As of March 29, 2002, the Company had received 510k clearance to market 4 of its 5 assays. The Company believes that the final assay will be cleared for market by the FDA at the conclusion of its review. If such clearance cannot be obtained, the FDA could seek to enforce the remedies available to it under the new rule and the FDC Act with respect to that assay. If the FDA were successful in such action, the Company's business could be adversely affected. However, the Company believes its Petition for Review presents a strong case against the enforceability of the new FDA rule. Therefore, while the Company continues to undergo the application process for clearance of its remaining assay, it has preserved its right to proceed with its Petition for Review.

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

RESEARCH AND DEVELOPMENT

The Company is continuously engaged in research and development activities. During the years ended December 31, 2001, 2000 and 1999, $608,186, $475,700, and
$526,212, respectively, were expended for research and development. The Company continues to perform research activities to develop new products and services and to improve existing products and services utilizing the Company's proprietary technology. Additional research using the Company's proprietary technology is being conducted by outside research organizations through government-funded studies.

Some of the research was directed to find alternative ways to more accurately and reliably measure low concentrations of drugs present in hair, including the use of Liquid Chromatography/Mass Spectrometry/Mass Spectrometry, (LC/MS/MS). The Company has been the pioneer in this area and has developed three separate assays for the determination of opiates, amphetamines and cocaine using this technology. Some additional research has been conducted in the measurement of concentrations of marijuana by Gas Chromatography/Mass Spectrometry/Mass Spectrometry, (GC/MS/MS). This has been the most challenging, and requires the most sensitive of equipment for its accurate measurement and qualitative identification.

Additional research studies have been undertaken to facilitate medical researchers in quantifying Ecstasy use at actual Rave parties at various locations on the East Coast. The Company was asked to test saliva samples submitted from these studies. Using our recently developed LC/MS/MS test for Ecstasy, the Company was able to measure low concentrations of this drug in very small saliva samples.

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

EMPLOYEES

As of December 31, 2001, the Company had 105 full-time equivalent employees, of whom three full-time employees were in research and development. None of the Company's employees is subject to a collective bargaining agreement.

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

ITEM 3.  LEGAL PROCEEDINGS.

The Company is involved in various suits and claims in the ordinary course of business. The Company does not believe that the disposition of any such suits or claims will have a material adverse effect on the continuing operations or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

The Company's common stock is traded on the American Stock Exchange under the symbol "PMD". As of March 15, 2002, there were 350 record holders of the Company's common stock. The following table sets forth for the periods indicated the range of prices for the Company's common stock as reported by the American Stock Exchange and dividends declared by the Company.

Calendar Period                   High           Low             Dividends
---------------                   ----           ---             ---------

2001
Fourth Quarter                    $4.10          $3.20             $0.02
Third Quarter                     $4.46          $2.83             $0.02
Second Quarter                    $4.68          $3.94             $0.02
First Quarter                     $5.08          $3.65             $0.04

2000
Fourth Quarter                    $5.50          $4.25             $0.04
Third Quarter                     $5.25          $4.44             $0.04
Second Quarter                    $5.50          $4.50             $0.04
First Quarter                     $5.81          $4.25             $0.04



Future cash dividends may be declared at the discretion of the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data has been derived from the financial statements of the Company and should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and related notes thereto.

                                                       As of and for the Years Ended
                                     ----------------------------------------------------------------
                                                                December 31,
                                     ----------------------------------------------------------------
                                       2001          2000          1999          1998          1997
                                     -------       -------       -------        -------       -------
                                                 (In thousands, except for per share data)

Revenue                              $15,730       $19,220       $19,623        $17,670       $15,398
Gross profit                           7,915        10,325        11,169         10,201         9,341
Income from operations                   323         2,430         3,547          3,307         3,056
Net income                               233         1,699         2,326          2,397         2,501
Basic net income per share              0.01          0.08          0.11           0.11          0.11
Diluted net income per share            0.01          0.08          0.11           0.11          0.11
Total assets                           9,108        11,058        14,191         19,083        18,855
Working capital                        4,075         5,523         8,184         11,609        13,090
Shareholders' equity                   6,772         8,726        11,806         15,883        16,733
Cash dividends declared per
   common share                      $  0.10       $  0.16       $  0.16        $  0.11       $  0.08


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involves risks and uncertainties. In particular, statements contained in this report which are not historical facts (including, but not limited to, the Company's expectations regarding revenues, business strategy, anticipated operating results, strategies with respect to governmental agencies and regulations, cash dividends and anticipated cash requirements) may be "forward-looking" statements. The Company's actual results may differ from those stated in any "forward-looking" statements. Factors that may cause such differences include, but are not limited to, employee hiring practices of the Company's principal customers, risks associated with the continued expansion of the Company's sales and marketing network, development of markets for new products and services offered by the Company, the economic health of principal customers of the Company, financial and operational risks associated with possible expansion of testing facilities used by the Company, government regulation (including, but not limited to, Food and Drug Administration regulations), competition and general economic conditions.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are described in Note 1 to the financial statements included in Item 8 of this Form 10-K. Management believes the most critical accounting policies include revenue recognition and income taxes.

     Revenue Recognition

Revenues from the Company's services are recognized upon reporting of drug test results to the customer. Revenues related to sample collection kits not returned for processing by customers are recognized when the likelihood of the Company performing any service obligation is deemed remote.

     Income Taxes

As part of the process of preparing the Company's financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves the preparation of an estimate of the Company's actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent it believes that recovery is not likely, it must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increase this allowance in a period, it must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, it may need to establish a valuation allowance, which could materially impact the Company's financial position and results of operations.

The above listing is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result.

RESULTS OF OPERATIONS

Revenue was $15.7 million in 2001, as compared to $19.2 million in 2000 and $19.6 million in 1999, representing decreases of 18% in 2001 and 2% in 2000 versus prior year levels. The decrease in revenue for 2001 was due primarily to a decrease in volume of hair samples processed from existing customers, while the average price per sample remained relatively constant. The Company believes that this lower volume in 2001 is due largely to the continued current economic downturn, as many clients experienced deep reductions in their new hires and the number of their drug tests. The decrease in revenue in 2000 was due to reduced revenue related to PDT-90 consumer test kits, offset in part by an increase of 1% in revenue derived from the processing of hair samples for all other customers. Gross margin was 50% of sales in 2001 as compared to 54% of sales in 2000 and 57% of sales in 1999. The decrease in gross margin in 2001 was caused by fixed and semi-variable direct costs being spread over a lower number of tests performed. Despite the 18% decrease in revenue, the Company's gross margin only decreased from 54% to 50% for the year ended December 31, 2001 as compared to December 31, 2000, as a result of the implementation of cost reduction measures at its laboratory during 2001. The decrease in gross margin in 2000 was due primarily to moderate increases in labor and material costs, while the Company's prices remained consistent with the prior year.

General and administrative expenses decreased by $161,000 to $3.1 million from 2000 to 2001 and increased by $222,000 to $3.3 million from 1999 to 2000. The decrease in general and administrative expenses for 2001 as compared to 2000 was due to reduced professional fees related to legal services and investor relations along with a decrease in bad debt expense, partially offset by an increase in professional fees related to strategic corporate development, while all other general and administrative expenses remained relatively constant. Professional fees related to legal services, investor relations, consulting services related to computer services and strategic corporate development accounted for most of the increase in 2000 as compared to 1999, while all other general and administrative expenses remained relatively constant. General and administrative expenses represented 20% of revenue in 2001 as compared to 17% of revenue in 2000 and 16% of revenue in 1999. The increase in general and administrative expenses as a percentage of sales is primarily due to the factors previously discussed and a lower revenue base.

Marketing and selling expenses decreased by $275,000 to $3.9 million from 2000 to 2001 and increased by $101,000 to $4.1 million from 1999 to 2000. The decrease in marketing and selling expenses for 2001 as compared to 2000 was due to reduced expenses related to public relations, advertising and recruitment costs, which were offset to some extent by a slight increase in customer service costs. The increase in marketing and selling expenses for 2000 as compared to 1999 was due to expenses pertaining to additions to the sales force and expanded marketing activities related to the corporate market which were partially offset by decreased customer service costs. The Company expects to continue to aggressively promote its drug testing services in future years in order to expand its client base. Marketing and selling expenses for the year ended December 31, 2001 increased to 25% of revenue versus 22% in 2000 and 21% in 1999. The increase in marketing and selling expenses as a percentage of sales is primarily due to the factors previously discussed and a lower revenue base.

Research and development expenses increased $132,000 to $608,000 from 2000 to 2001 and decreased by $51,000 to $476,000 from 1999 to 2000. This increase was primarily due to expenses related to applying for FDA 510k clearance for the Company's assays. Research and development expenses represented 4% of revenue in 2001 but remained constant as a percentage of revenue at 3% in 2000 and 1999. The increase in research and development expenses as a percentage of sales from 2000 to 2001 is primarily due to the factors previously discussed and a lower revenue base.

Other income decreased $336,000 to $125,000 from 2000 to 2001 and increased $74,000 to $462,000 from 1999 to 2000, largely as a result of a $200,000 legal settlement received by the Company from a breach of contract dispute with a third party administrator in 2000. The remainder of other income represented interest earned on cash equivalents and short-term investments. Net interest income decreased by $136,000 in 2001 as compared to 2000, due to lower average investment balances along with decreased yields on these investments. Although the yields on investment balances increased during 2000 as compared to 1999, interest income decreased by $126,000 due to lower average investment balances. For 1999, other income consisted solely of net interest income.

During 2001, the Company recorded a tax provision of $216,000, reflecting an effective tax rate of 48.2%, as compared to tax provisions of $1,192,750 and $1,609,000 and effective tax rates of 41.3% and 40.9% for the years ended December 31, 2000 and December 31, 1999, respectively. The increase in the effective tax rate in 2001 was due primarily to non-deductible expenses for tax purposes. The increase in the effective tax rate in 2000 resulted largely from the reduction in the utilization of tax credits that were primarily generated in 1998.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, the Company had $3.1 million of cash and cash equivalents, compared to $3.4 million at December 31, 2000. The Company's operating activities generated net cash of $2,466,000 in 2001, $3,205,000 in 2000 and $2,926,000 in 1999. Investing activities used $591,000 in 2001, and generated $4,139,000 in 2000 and $3,654,000 in 1999. Financing activities used $2,199,000 in 2001, $4,809,000 in 2000 and $6,406,000 in 1999.

Operating cash flows decreased by $739,000 in 2001 as compared to 2000, due primarily to a decrease in net income in 2001 of $1,466,000 as compared to 2000, and an increase in net deferred tax assets. Offsetting these amounts was a decrease in accounts receivable in 2001 of $963,000 as compared to 2000, and an increase in deferred revenue. The non-cash effect of depreciation and amortization in 2001, 2000 and 1999 was $1,268,000, $1,277,000, and $1,323,000,
respectively.

Capital expenditures in 2001 were $580,000, a decrease of $196,000 from 2000 expenditures of $776,000. The expenditures related principally to new equipment, including laboratory and computer equipment. The Company currently plans to make capital expenditures of approximately $700,000 in 2002, primarily in connection with the purchase of additional laboratory and computer equipment. The Company believes that within the next two to four years it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $4 million.

During 2001, the Company repurchased a total of 129,356 shares for treasury at an aggregate cost of $505,000. During 2000, the Company repurchased a total of 286,600 shares for treasury at an aggregate cost of $1,418,000. During 1999, the Company repurchased a total of 638,800 shares for treasury at an aggregate cost of $2,935,000.

The Company distributed $2,115,000, $3,394,000 and $3,486,000 of cash dividends to its shareholders in 2001, 2000 and 1999, respectively.

At December 31, 2001, the Company's principal sources of liquidity included $3.1 million of cash and cash equivalents. Management currently believes that such funds, together with future operating profits, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company's results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include joint ventures, issuance of common stock or debt financing. At December 31, 2001, the Company had no debt.

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

The financial statements are included in this report on pages F-1 through F-16.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Following is a list that sets forth as of March 29, 2002 the names, ages and positions within the Company of all of the Executive Officers of the Company and the Directors of the Company. Each such director has been nominated for reelection at the Company's 2002 Annual Meeting, to be held on May 9, 2002 at 2:30 P.M. at the Charles Hotel, 1 Bennett Street, Cambridge, Massachusetts.

NAME                            AGE         POSITION
----                            ---         --------

Raymond C. Kubacki, Jr.          57         Chief Executive Officer, President,
                                            Director

A. Clinton Allen                 58         Interim Chairman of the Board,
                                            Director

Peter C. Monson                  46         Chief Financial Officer, Vice
                                            President and Treasurer

William Thistle, Esq.            52         Senior Vice President,
                                            General Counsel

Michael I. Schaffer, Ph.D        57         Vice President,
                                            Laboratory Operations

William Dausey                   51         Vice President, Sales

Donald F. Flynn                  62         Director,
                                            Audit Committee member,
                                            Options Committee member

Walter S. Tomenson, Jr.          55         Director,
                                            Audit Committee member,
                                            Options Committee member

Fred J. Weinert                  54         Director,
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

Mr. Allen was elected interim Chairman of the Board on March 28, 2002 following the retirement of Werner A. Baumgartner on such date. Previously he served as Vice Chairman. Mr. Allen has been a Director of the Company since 1989. He is also Chairman and Chief Executive Officer of A.C. Allen & Company, Inc., an investment banking consulting firm located in Cambridge, Massachusetts. He is a director of Swiss Army Brands, Inc., Steinway Musical Instruments, Inc., Collectors Universe, Inc., and The DeWolfe Companies, Inc., where he serves as Vice Chairman.

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

Mr. Thistle joined the Company in 1995 as Vice President and General Counsel and was made a Senior Vice President in September of 2001. Prior to joining the Company, he served as Associate General Counsel for MGM Grand in Las Vegas from 1993 to 1995. From 1989 to 1993, Mr. Thistle was Associate General Counsel for Harrah's Casino Resorts. Mr. Thistle is on the Legal Advisory Board of the Institute for a Drug Free Workplace and is a board member of the Drug and Alcohol Testing Industry Association ("DATIA").

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

Mr. Flynn has been the sole stockholder of Flynn Enterprises, Inc., a venture capital, hedging and consulting firm based in Chicago, Illinois since its inception in 1988. He also served as Chairman of the Board of LKQ Corporation, a company engaged in the automobile recycling business, since 1999, and served as its sole director from 1998 to 1999. He was the Vice Chairman of the Blue Chip Casino, Inc., an owner and operator of a riverboat gaming vessel in Michigan City, Indiana from 1997 until 1999 when Blue Chip was sold to Boyd Gaming Corporation. Mr. Flynn also was Chairman of the Board from 1992 until 1996 and Chief Executive Officer from 1992 until 1995 of Discovery Zone, Inc., an operator of indoor entertainment and fitness facilities for children. From 1972 to 1990, Mr. Flynn served in various positions with Waste Management, Inc. including Senior Vice President and Chief Financial Officer. Mr. Flynn serves as a Director of Extended Stay America, Inc., an owner and operator of extended-stay lodging facilities. Mr. Flynn has been a director of the Company since 1989.

Mr. Tomenson has been Managing Director and Chairman of Client Development of Marsh, Inc. since 1998. From 1993 to 1998, he was chairman of FINPRO, the financial services division of Marsh, Inc. In addition, he is a member of the Board of Directors of Marsh, Inc. Mr. Tomenson is a Director of Ronald McDonald House and a Trustee of the Children's Oncology Society of New York, Inc. He is a Director of the Trinity College School Fund, Inc. He also serves on the Executive Council of the Inner-City Scholarship Fund. Mr. Tomenson has been a director of the Company since 1999.

Mr. Weinert is the majority shareholder and serves as CEO of San Telmo, Inc., Barrington Services Group, Inc. and H20 Plus, S.R.L. From 1989 to 1995, he was President of H20 Plus L.P., MW Partners, and Century Entertainment Ltd. Previous to that, he had a 16 year career with Waste Management, Inc. during which he served as a Vice President and also as President of Waste Management International, Inc. from 1983 to 1989. For the last 17 years he has served on the Business Advisory Council for the University of Dayton. He is a trustee of the Center for Excellence in Education based in Washington, DC. Mr. Weinert has been a director of the Company since 1991.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2002 Annual Meeting of Stockholders to be held on May 9, 2002 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2002 Annual Meeting of Stockholders to be held on May 9, 2002 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2002 Annual Meeting of Stockholders to be held on May 9, 2002 and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                           PAGE
                                                                           ----
(a)  (1)  Financial Statements:

          Report of Independent Public Accountants                          F-1

          Balance Sheets as of December 31, 2001 and 2000                   F-2

          Statements of Income for the Years Ended December
          31, 2001, 2000 and 1999                                           F-3

          Statements of Shareholders' Equity for the Years
          Ended December 31, 2001, 2000 and 1999                            F-4

          Statements of Cash Flows for the Years Ended
          December 31, 2001, 2000 and 1999                                  F-5

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


Date: March 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Raymond C. Kubacki, Jr.                                     March 29, 2002
----------------------------------------
Raymond C. Kubacki, Jr.
President and Chief Executive Officer,
Director (Principal Executive Officer)


/s/ Peter C. Monson                                             March 29, 2002
----------------------------------------
Peter C. Monson
Vice President, Chief Financial
Officer & Treasurer (Principal Financial
and Accounting Officer)


/s/ A. Clinton Allen                                            March 29, 2002
----------------------------------------
A. Clinton Allen
Director


/s/ Donald F. Flynn                                             March 29, 2002
----------------------------------------
Donald F. Flynn
Director


/s/ Walter S. Tomenson, Jr.                                     March 29, 2002
----------------------------------------
Walter S. Tomenson, Jr.
Director


/s/ Fred J. Weinert                                             March 29, 2002
----------------------------------------
Fred J. Weinert
Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Psychemedics Corporation:

We have audited the accompanying balance sheets of Psychemedics Corporation (a Delaware corporation) as of December 31, 2001 and 2000 and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Psychemedics Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



                                                ARTHUR ANDERSEN LLP


Boston, Massachusetts
February 4, 2002

                            PSYCHEMEDICS CORPORATION
                                 BALANCE SHEETS

                                                                  DECEMBER 31,
                                                         ------------------------------
                                                             2001              2000
                                                         ------------      ------------
                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                            $  3,110,700      $  3,434,593
    Accounts receivable, net of allowance for
      doubtful accounts of $544,244 and $486,066
      in 2001 and 2000, respectively                        2,025,423         2,988,185
    Laboratory supplies                                       364,985           396,497
    Deferred tax asset                                        471,028           471,339
    Prepaid expenses and other current assets                 439,200           454,632
                                                         ------------      ------------
       Total current assets                                 6,411,336         7,745,246
                                                         ------------      ------------
PROPERTY AND EQUIPMENT, AT COST:
    Computer software                                       1,205,840         1,205,840
    Office furniture and equipment                          1,603,016         1,476,163
    Laboratory equipment                                    5,406,950         5,007,103
    Leasehold improvements                                    900,336           846,552
                                                         ------------      ------------
                                                            9,116,142         8,535,658
    Less - Accumulated depreciation and amortization       (6,753,733)       (5,552,558)
                                                         ------------      ------------
                                                            2,362,409         2,983,100
                                                         ------------      ------------
DEFERRED TAX ASSET                                             61,120                --
                                                         ------------      ------------
OTHER ASSETS - NET                                            273,518           329,551
                                                         ------------      ------------
                                                         $  9,108,383      $ 11,057,897
                                                         ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                     $    376,089      $    431,846
    Accrued expenses                                          708,724           678,541
    Accrued income taxes                                      498,308           475,604
    Deferred revenue                                          753,283           636,304
                                                         ------------      ------------
       Total current liabilities                            2,336,404         2,222,295
                                                         ------------      ------------
DEFERRED TAX LIABILITY                                             --           109,432
                                                         ------------      ------------
COMMITMENTS (Note 7)
SHAREHOLDERS' EQUITY:
    Preferred stock, $0.005 par value; authorized
      1,000,000 shares; none outstanding                           --                --
    Common stock, $0.005 par value; authorized
      50,000,000 shares; issued 22,625,315 shares
      in 2001 and 22,612,440 shares in 2000                   113,127           113,062
    Paid-in capital                                        24,486,747        24,445,386
    Accumulated deficit                                   (10,324,621)       (8,441,892)
    Less - Treasury stock, at cost;
      1,588,420 common shares in 2001 and
      1,459,064 common shares in 2000                      (7,503,274)       (6,998,767)
    Less - Receivable from officer                                 --          (391,619)
                                                         ------------      ------------
       Total shareholders' equity                           6,771,979         8,726,170
                                                         ------------      ------------
                                                         $  9,108,383      $ 11,057,897
                                                         ============      ============



   The accompanying notes are an integral part of these financial statements.

                            PSYCHEMEDICS CORPORATION
                              STATEMENTS OF INCOME

                                                     YEARS ENDED DECEMBER 31,
                                             -------------------------------------------
                                                 2001           2000             1999
                                             -----------     -----------     -----------

REVENUE                                      $15,730,106     $19,219,700     $19,622,625
COST OF REVENUE                                7,815,019       8,895,148       8,453,261
                                             -----------     -----------     -----------
     Gross profit                              7,915,087      10,324,552      11,169,364
                                             -----------     -----------     -----------
OPERATING EXPENSES:
     General and administrative                3,128,280       3,288,951       3,067,062
     Marketing and selling                     3,855,429       4,130,197       4,029,219
     Research and development                    608,186         475,700         526,212
                                             -----------     -----------     -----------
                                               7,591,895       7,894,848       7,622,493
                                             -----------     -----------     -----------
     Income from operations                      323,192       2,429,704       3,546,871
                                             -----------     -----------     -----------
OTHER INCOME
     Interest income                             125,333         261,644         387,693
     Other income                                     --         200,000              --
                                             -----------     -----------     -----------
     Other income                                125,333         461,644         387,693
                                             -----------     -----------     -----------
INCOME BEFORE PROVISION FOR INCOME TAXES         448,525       2,891,348       3,934,564
PROVISION FOR INCOME TAXES                       216,000       1,192,750       1,609,000
                                             -----------     -----------     -----------
NET INCOME                                   $   232,525     $ 1,698,598     $ 2,325,564
                                             ===========     ===========     ===========
BASIC NET INCOME PER SHARE                   $      0.01     $      0.08     $      0.11
                                             ===========     ===========     ===========
DILUTED NET INCOME PER SHARE                 $      0.01     $      0.08     $      0.11
                                             ===========     ===========     ===========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING, BASIC                          21,140,829      21,224,277      21,823,650
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING, ASSUMING DILUTION              21,346,286      21,496,870      22,055,990





   The accompanying notes are an integral part of these financial statements.

                            PSYCHEMEDICS CORPORATION
                       STATEMENTS OF SHAREHOLDERS' EQUITY


                                    COMMON STOCK                                      TREASURY STOCK
                                --------------------                              ----------------------
                                             $0.005     PAID-IN    ACCUMULATED                              RECEIVABLE
                                  SHARES   PAR VALUE    CAPITAL      DEFICIT        SHARES       COST      FROM OFFICER   TOTAL
                                ---------- ---------  -----------  ------------   ----------  -----------  ------------ -----------

BALANCE, December 31, 1998      22,607,290  $113,036  $24,403,949  $ (5,585,453)     533,664  $(2,645,232)  $(403,791)  $15,882,509

  Exercise of stock options          5,150        26        7,575            --           --           --          --         7,601
  Tax benefits from the
    exercise of stock options           --        --        3,461            --           --           --          --         3,461
  Payments on receivable from
    officer                             --        --           --            --           --           --       8,121         8,121
  Cash dividends declared
    ($0.16 per share)                   --        --           --    (3,486,268)          --           --          --    (3,486,268)
  Acquisition of treasury stock         --        --           --            --      638,800   (2,935,061)         --    (2,935,061)
  Net income                            --        --           --     2,325,564           --           --          --     2,325,564
                                ----------  --------  -----------  ------------   ----------  -----------   ---------   -----------
BALANCE, December 31, 1999      22,612,440   113,062   24,414,985    (6,746,157)   1,172,464   (5,580,293)   (395,670)   11,805,927

  Compensation expense from
    issuance of options                 --        --       30,401            --           --           --          --        30,401
  Payments on receivable from
    officer                             --        --           --            --           --           --       4,051         4,051
  Cash dividends declared
    ($0.16 per share)                   --        --           --    (3,394,333)          --           --          --    (3,394,333)
  Acquisition of treasury stock         --        --           --            --      286,600   (1,418,474)         --    (1,418,474)
  Net income                            --        --           --     1,698,598           --           --          --     1,698,598
                                ----------  --------  -----------  ------------   ----------  -----------   ---------   -----------
BALANCE, December 31, 2000       22,612,440  113,062   24,445,386   (8,441,892)    1,459,064   (6,998,767)   (391,619)    8,726,170

  Exercise of stock options         12,875        65       28,750            --           --           --          --        28,815
  Tax benefits from the
    exercise of stock options           --        --       10,101            --           --           --          --        10,101
  Compensation expense from
    issuance of options                 --        --        2,510            --           --           --          --         2,510
  Reduction of receivable from
    officer                             --        --           --            --           --           --     391,619       391,619
  Cash dividends declared
    ($0.10 per share)                   --        --           --    (2,115,254)          --           --          --    (2,115,254)
  Acquisition of treasury stock         --        --           --            --      129,356     (504,507)         --      (504,507)
  Net income                            --        --           --       232,525           --           --          --       232,525
                                ----------  --------  -----------  ------------   ----------  -----------   ---------   -----------
BALANCE, December 31, 2001      22,625,315  $113,127  $24,486,747  $(10,324,621)  $1,588,420  $(7,503,274)  $      --   $ 6,771,979
                                ==========  ========  ===========  ============   ==========  ===========   =========   ===========














   The accompanying notes are an integral part of these financial statements.

                            PSYCHEMEDICS CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                          YEARS ENDED DECEMBER 31,
                                                               ---------------------------------------------
                                                                  2001             2000             1999
                                                               -----------      -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $   232,525      $ 1,698,598      $ 2,325,564
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                               1,267,507        1,276,631        1,323,411
     Compensation expense from issuance of options                   2,510           30,401               --
     Deferred income taxes                                        (170,241)        (191,675)          70,768
     Changes in current assets and liabilities:
      Accounts receivable                                          962,762          231,325         (143,892)
      Laboratory supplies                                           31,512           52,606           60,913
      Prepaid expenses and other current assets                     15,432          102,644          (74,888)
      Accounts payable                                             (55,757)         (80,734)        (162,492)
      Accrued expenses                                              30,183          204,816         (109,029)
      Accrued income taxes                                          22,704          106,539          206,708
      Deferred revenue                                             116,979         (225,784)        (574,579)
     Tax benefit associated with exercise of options                10,101               --            3,461
                                                               -----------      -----------      -----------
       Net cash provided by operating activities                 2,466,217        3,205,367        2,925,945
                                                               -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net sales of short-term investments                                  --        4,938,463        4,149,973
   Purchases of property and equipment                            (580,484)        (776,345)        (495,662)
   Increase in other assets                                        (10,299)         (23,523)              --
                                                               -----------      -----------      -----------
       Net cash provided by (used in) investing activities        (590,783)       4,138,595        3,654,311
                                                               -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the exercise of stock options                      28,815               --            7,601
   Proceeds from the receivable from officer                            --            4,051            8,121
   Dividends paid                                               (2,115,254)      (3,394,333)      (3,486,268)
   Acquisition of treasury stock                                  (112,888)      (1,418,474)      (2,935,061)
                                                               -----------      -----------      -----------
       Net cash used in financing activities                    (2,199,327)      (4,808,756)      (6,405,607)
                                                               -----------      -----------      -----------
NET INCREASE  IN CASH AND CASH EQUIVALENTS                        (323,893)       2,535,206          174,649
CASH AND CASH EQUIVALENTS, beginning of year                     3,434,593          899,387          724,738
                                                               -----------      -----------      -----------
CASH AND CASH EQUIVALENTS, end of year                         $ 3,110,700      $ 3,434,593      $   899,387
                                                               ===========      ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

       Cash paid for income taxes                              $   371,332      $ 1,277,886      $ 1,334,985
                                                               ===========      ===========      ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
       Retirement of fully depreciated fixed assets            $        --      $   813,173               $-
                                                               ===========      ===========      ===========
       Treasury stock acquired as settlement of
           receivable from officer                             $   391,619      $        --      $        --
                                                               ===========      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                            PSYCHEMEDICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001



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

     Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less from the date of purchase to be cash equivalents. Cash equivalents consist principally of money market accounts at December 31, 2001, and money market accounts and commercial paper at December 31, 2000.

                            PSYCHEMEDICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


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

     Other Assets

Other assets primarily consist of capitalized legal costs relating to patent applications on the Company's drug extraction method. The Company is amortizing the cost of these patents over 10 years from the date of grant. The Company recorded amortization of $66,332, $64,937 and $63,960 in 2001, 2000 and 1999,
respectively. In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company evaluates the realizability of its patents based on estimated cash flows to be generated from such assets as compared to the original estimates. To the extent an impairment is identified, the Company will recognize a write-down of the related assets. To date, no impairment has been identified.

     Revenue Recognition

Except as described herein, revenues from the Company's services are recognized upon reporting of drug test results to the customer. Revenues related to sample collection kits not returned for processing by customers are recognized when the likelihood of the Company performing any service obligation is deemed remote. During 2000 and 1999, the Company recorded $109,000 and $625,000, respectively, of revenue related to test kits that were sold for which the Company's obligations to provide service was deemed remote. The Company did not record any such revenue during 2001. At December 31, 2001 and 2000, the Company had deferred revenue balances of approximately $753,000 and $636,000, respectively, reflecting payments for its personal drug testing service received prior to the performance of the related test.

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

                            PSYCHEMEDICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

     Research and Development Expenses

The Company charges all research and development expenses to operations as incurred.

     Concentration of Credit Risk

The Company has no significant off-balance-sheet or concentration of credit risk. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash equivalents and accounts receivable. The Company places its investments in highly rated institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

     Significant Customers

No single customer accounted for greater than 10% of revenues in 2001, 2000 or 1999. As of December 31, 2001 and 2000, no single customer accounted for greater than 10% of total accounts receivable.

     Basic and Diluted Net Income per Share

In accordance with SFAS No. 128, Earnings per Share, basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The number of dilutive common equivalent shares outstanding during the period has been determined in accordance with the treasury-stock method. Common equivalent shares consist of common stock issuable upon the exercise of outstanding options.

Basic and diluted weighted average common shares outstanding are as follows:

                                           2001           2000           1999
                                        ----------     ----------     ----------

Weighted average common  shares
   outstanding                          21,140,829     21,224,277     21,823,650
Dilutive common equivalent shares          205,457        272,593        232,340
                                        ----------     ----------     ----------
Weighted average common  shares
   outstanding, assuming dilution       21,346,286     21,496,870     22,055,990
                                        ==========     ==========     ==========


For the years ending December 31, 2001, 2000, and 1999, options to purchase 1,414,370, 1,086,070 and 752,570 common shares, respectively, were outstanding but

                            PSYCHEMEDICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

not included in the dilutive common equivalent share calculation as their effect would have been antidilutive.

     Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure about the fair value of financial instruments. Financial instruments principally consist of cash equivalents, accounts receivable and accounts payable. The estimated fair values of these financial instruments approximates their carrying values due to short-term nature of these financial instruments and, except for accounts receivable and accounts payable, is based primarily on market quotes. The Company's cash equivalents are generally money market accounts and commercial paper.

     Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive income was the same as reported net income for all periods presented.

     Segment Reporting

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. To date, the Company has managed its operations as one segment, drug testing services. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company's principal operating segment. Substantially all of the Company's revenues are generated in the United States. All of the Company's assets are located in the United States.

     Software Development Costs

Computer software costs associated with internal use software are charged to operations as incurred until certain capitalization criteria have been met. As of December 31, 2001 and 2000, $1,205,840 of software development costs have been capitalized. During the years ended December 31, 2001, 2000 and 1999, $241,176, $241,176 and $240,848 of related amortization was charged to operations, respectively.

                            PSYCHEMEDICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


     Derivative Instruments and Hedging Activities

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. The adoption of these statements did not have a material impact on the Company's financial position or results of operations. As of December 31, 2001, the Company did not have any derivatives or other financial instruments.

      Critical Accounting Policies

Management believes the most critical accounting policies include revenue recognition and income taxes.

     Revenue Recognition

Revenues from the Company's services are recognized upon reporting of drug test results to the customer. Revenues related to sample collection kits not returned for processing by customers are recognized when the likelihood of the Company performing any service obligation is deemed remote.

     Income Taxes

As part of the process of preparing the Company's financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves the preparation of an estimate of the Company's actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent it believes that recovery is not likely, it must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increase this allowance in a period, it must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, it may need to establish a valuation allowance, which could materially impact the Company's financial position and results of operations.

The above listing is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. There are also areas in

                            PSYCHEMEDICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

which management's judgment in selecting any available alternative would not produce a materially different result.

     New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 eliminates the amortization of goodwill and certain other intangibles and instead subjects these assets to periodic impairment assessments. SFAS No. 142 is effective immediately for all goodwill and certain other intangible assets acquired after June 30, 2001 and shall commence on January 1, 2002 for all goodwill and certain other intangibles existing on June 30, 2001. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 further refines the requirements of SFAS No. 121 that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. The Company will be required to adopt SFAS No. 144 on January 1, 2002. Management does not expect the adoption of this statement will have a material impact on the Company's financial position or results of operations.

2.   RECEIVABLE FROM OFFICER

The amounts receivable from officer represent loans made by the Company for the purchase of common stock by an officer. The notes were repaid during the fourth quarter of 2001 in a cashless transaction whereby the Company received 99,356 shares held by the officer at the then fair market value of the Company's stock.

3.   ROYALTY AGREEMENTS

The Company has a royalty-free license from the founder for the proprietary rights to the patented hair analysis technology used by the Company in its drug testing services. The Company has two agreements to sublicense its technology, which have not generated significant royalties to date.

                            PSYCHEMEDICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


4.   INCOME TAXES

The income tax provisions for the years ended December 31, 2001, 2000 and 1999, consist approximately of the following:

                          2001            2000             1999
                       ---------       ----------       ----------
Current -
   Federal             $ 300,000       $1,071,000       $1,181,000
   State                  86,000          314,000          357,000
                       ---------       ----------       ----------
                         386,000        1,385,000        1,538,000
                       ---------       ----------       ----------
Deferred -
   Federal              (132,000)        (149,000)          56,000
   State                 (38,000)         (43,000)          15,000
                       ---------       ----------       ----------
                        (170,000)        (192,000)          71,000
                       ---------       ----------       ----------
                       $ 216,000       $1,193,000       $1,609,000
                       =========       ==========       ==========

The provisions for income taxes differ from the amount computed by applying the statutory federal income tax rate as follows:

                                                       2001      2000      1999
                                                       ----      ----      ----

Federal statutory rate                                 34.0%     34.0%     34.0%
Increase (decrease) resulting from -
   State tax provision, net of federal benefit          6.0       6.0       6.0
   Utilization of tax credits                            --      (1.5)     (1.3)
   Non-deductible expenses                              8.2       2.8       2.2
                                                       ----      ----      ----
Effective tax rate                                     48.2%     41.3%     40.9%
                                                       ====      ====      ====

The components of the net deferred tax assets included in the accompanying balance sheets are as follows:

                                                            2001          2000
                                                          --------     ---------
Deferred revenue                                          $301,314     $ 297,674
Nondeductible reserves and accruals                        169,714       173,665
Property basis differences                                  61,120     (109,432)
                                                          --------     ---------
      Net asset                                           $532,148     $ 361,907
                                                          ========     =========

The long-term deferred tax asset and long-term deferred tax liability on the Company's balance sheet as of December, 31, 2001 and 2000, respectively, principally represents property basis differences.

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

                            PSYCHEMEDICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


6.   STOCK OPTIONS

The Company has various stock option plans under which options to acquire shares of the Company's common stock may be granted to directors, officers and certain employees of the Company. Options granted under the plans are non-qualified or incentive stock options and are granted at a price that is not less than the fair market value of the common stock at the date of grant. These options have lives of five or ten years and vest over periods from zero to four years.

A summary of all stock option transactions for the years ended December 31, 2001, 2000 and 1999, is as follows (in thousands, except per share amounts):


                                                                   Weighted Average
                                                      Number of     Exercise Price
                                                       Shares          Per Share
                                                      ---------    ----------------

Outstanding, December 31, 1998                          1,466           $4.43
   Granted                                                391            4.45
   Exercised                                               (5)           2.82
   Terminated                                            (110)           5.66
                                                        -----           -----
Outstanding, December 31, 1999                          1,742            4.37
   Granted                                                343            4.98
   Terminated                                             (20)           4.72
                                                        -----           -----
Outstanding, December 31, 2000                          2,065            4.46
                                                        -----           -----
   Granted                                                 75            4.81
   Exercised                                              (13)           2.24
   Terminated                                             (82)           6.60
                                                        -----           -----
Outstanding, December 31, 2001                          2,045           $4.40
                                                        =====           =====
Exercisable, December 31, 2001                          1,590           $4.29
                                                        =====           =====
Exercisable, December 31, 2000                          1,382           $4.26
                                                        =====           =====
Exercisable, December 31, 1999                          1,122           $4.07
                                                        =====           =====

The following table summarizes information about stock options outstanding at December 31, 2001 (in thousands, except per share amounts):

                                     Options Outstanding                    Options Exercisable
                       ---------------------------------------------     ------------------------
                                 Weighted Average        Weighted                      Weighted
                       Number       Remaining             Average        Number        Average
 Exercise Price          of      Contractual Life     Exercise Price       of      Exercise Price
     Range             Shares     (in years)             Per Share       Shares       Per Share
---------------        ------    ----------------     --------------     ------    --------------
     $1.85                213          1.93                $1.85           213          $1.85
  2.82 - 3.58             392          3.09                 2.98           392           2.98
  4.28 - 6.22           1,399          6.60                 5.11           944           5.26
      7.06                 41          5.20                 7.06            41           7.06
                       ------                              -----         -----          -----
                        2,045                              $4.40         1,590          $4.29


                            PSYCHEMEDICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. The Company accounts for stock-based compensation for options granted to employees under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, electing the disclosure-only alternative under SFAS No. 123. The Company has computed the value of options using the Black-Scholes option pricing model prescribed by SFAS No. 123.

The assumptions used and the weighted average information for the years ended December 31, 2001, 2000 and 1999, are as follows:

                                                        2001         2000        1999
                                                       -------      -------    --------
Risk-free interest rates                                 4.56%        6.15%       5.54%
Expected dividend yield                                   2.3%         3.3%        3.5%
Expected lives                                         5 years      5 years    5 years
Expected volatility                                     42.22%       44.40%      42.23%
Weighted average grant-date fair value of
   options granted during the period                    $1.74        $1.88       $1.62


Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, net (loss) income and basic and diluted net (loss) income per share would have been as follows:

                                             2001             2000            1999
                                           ---------       ----------      ----------

As reported -
  Net income                               $ 232,525       $1,698,598      $2,325,564
  Basic net income per share               $    0.01       $     0.08      $     0.11
  Diluted net income per share             $    0.01       $     0.08      $     0.11
Pro forma -
  Net (loss) income                        $(175,116)      $  958,048      $1,719,967
  Basic net (loss) income per share        $   (0.01)      $     0.05      $     0.08
  Diluted net (loss) income per share      $   (0.01)      $     0.04      $     0.08


In 2000, the Company granted options to purchase 20,000 common shares to a nonemployee that vested ratably over a year. The Company accounts for stock-based awards granted to nonemployees under Emerging Issues Task Force
(EITF) 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Connection with Selling, Goods, or Services. Under EITF 96-18, the fair value of the stock options is charged to operations over the performance period (vesting period). The Company recognized $2,510 and $30,401 of stock-based compensation expense during the years ended December 31, 2001 and 2000, respectively, which was included in general and administrative expenses in the respective statements of income. The Company did not grant any stock options to nonemployees during 2001 or 1999.

                            PSYCHEMEDICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

7.   COMMITMENTS

The Company leases certain of its facilities and equipment under operating lease agreements expiring on various dates through December 2005. Total minimum lease payments, including scheduled increases, are charged to operations on the straight-line basis over the life of the respective lease. Rent expense for the years ended December 31, 2001, 2000 and 1999 was approximately $533,000, $529,000 and $473,000, respectively.

At December 31, 2001, minimum commitments remaining under lease agreements were approximately as follows:

                                                   Amount
                                                 ----------
         Years Ending December 31:
                  2002                             $555,000
                  2003                              509,000
                  2004                              376,000
                  2005                              377,000
                                                 ----------
                                                 $1,817,000
                                                 ==========

8.   EMPLOYEE BENEFIT PLAN

On November 1, 1997, the Company adopted the Psychemedics Corporation 401(k) Savings and Retirement Plan (the 401(k) Plan). The 401(k) Plan is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code. All employees over the age of 21 who have completed one year of service are eligible to make pre-tax contributions up to a specified percentage of their compensation. Under the 401(k) Plan, the Company may, but is not obligated to, match a portion of the employees' contributions up to a defined maximum. A matching contribution of $115,355, $112,339 and $99,683 was made in 2001, 2000 and 1999, respectively.

9.   ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                        December 31,
                                                    --------------------
                                                      2001        2000
                                                    -------     --------
Accrued payroll and employee benefits               $397,662    $453,364
Other accrued expenses                               311,062     225,177
                                                    --------    --------
                                                    $708,724    $678,541
                                                    ========    ========

                            PSYCHEMEDICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

10.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following are selected quarterly financial data for the years ended December 31, 2001 and 2000:

                                                            Quarter Ended
                                      --------------------------------------------------------
                                       March 31,      June 30,     September 30,    December 31,
                                         2001           2001           2001            2001
                                      ----------     ----------    ------------     -----------

Revenues                              $4,064,323     $4,518,430     $3,955,117      $3,192,236
Gross profit                           2,011,260      2,514,349      1,981,025       1,408,453
(Loss) income from operations           (17,802)        532,195        184,411        (375,612)
Net income (loss)                          9,241        328,235        116,271        (221,222)
Basic net income (loss) per share             --           0.02           0.01           (0.01)
Diluted net income (loss) per share           --           0.02           0.01           (0.01)


                                                            Quarter Ended
                                      --------------------------------------------------------
                                       March 31,      June 30,     September 30,    December 31,
                                         2000           2000           2000            2000
                                      ----------     ----------    ------------     -----------

Revenues                             $4,682,027     $5,472,701     $5,021,437       $4,043,535
Gross profit                          2,531,841      3,119,607      2,757,522        1,915,582
Income (loss) from operations           660,399      1,094,763        708,800          (34,528)
Net income                              554,744        677,915        450,478           15,461
Basic net income per share                 0.03           0.03           0.02               --
Diluted net income per share               0.03           0.03           0.02               --


11.  VALUATION AND QUALIFYING ACCOUNTS

A summary of the allowance for doubtful accounts is as follows:

                                        2001            2000           1999
                                     ---------       ---------       ---------

Balance, beginning of period         $ 486,066       $ 312,169       $ 377,000
Provision for doubtful accounts        113,500         176,500         178,377
Write-offs                             (55,322)         (2,603)       (243,208)
                                     ---------       ---------       ---------
Balance, end of period               $ 544,244       $ 486,066       $ 312,169
                                     ---------       ---------       ---------

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

3.6       By-Laws of the Company                                 Filed herewith

4         INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

4.1 Specimen Stock Certificate - (Incorporated by reference from the Registrant's Registration Statement on Form S-18, File No. 33-10186
          LA).

                            PSYCHEMEDICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

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

                            PSYCHEMEDICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------
10.5.4 Third Amendment to Lease dated December 31, 1997 with Mitchell H. Hersch, et.al. California - (Incorporated by reference from the Registrant's Annual Report on Form 10-K for for the fiscal year ended December 31, 1997.)

10.6* 2000 Employee Stock Option Plan, - (Incorporated by reference from the Registrant's 2000 Annual Proxy Statement.)

23        Consents of Experts and Counsel

23.1      Consent of Arthur Andersen LLP                          Filed herewith

99        Additional Exhibits

99.1      Letter to Commission Pursuant to Temporary Note 3T      Filed herewith


* Represents a management contract or compensatory plan in which a director or named executive officer of the Registrant participates.