Form 10-Q
period 2002-03-31
PSYCHEMEDICS CORP
filed 2002-05-14
CIK 806517

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 1-13738

PSYCHEMEDICS CORPORATION
 (exact name of Issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation of organization)	58-1701987 (I.R.S. Employer Identification No.)

1280 Massachusetts Ave., Suite 200, Cambridge, MA (Address of principal executive offices)	02138 (Zip Code)

Issuer’s telephone number, including area code (617-868-7455)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

     Number of shares outstanding of only class of Issuer’s Common Stock as of May 14, 2002: Common Stock $0.005 par value (21,036,895 shares).

PSYCHEMEDICS CORPORATION

		Page No.

Part I FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001	3

	Condensed Statements of Income for the three month periods ended March 31, 2002 and 2001 (unaudited)	4

	Condensed Statements of Cash Flows for the three month periods ended March 31, 2002 and 2001 (unaudited)	5

	Notes to Condensed Financial Statements	6-7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-11

Item 3	Quantitative and Qualitative Disclosures about Market Risk	11

Part II OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	11

SIGNATURES		12

PSYCHEMEDICS CORPORATION
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2002	2001

	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,735,094	$3,110,700
Accounts receivable, net	2,353,788	2,025,423
Laboratory supplies	336,317	364,985
Prepaid expenses and other current assets	492,450	439,200
Deferred tax asset	471,028	471,028

Total current assets	6,388,677	6,411,336

PROPERTY AND EQUIPMENT:
Equipment and leasehold improvements, at cost	9,125,422	9,116,142
Less-Accumulated depreciation and amortization	(7,052,965)	(6,753,733)

	2,072,457	2,362,409

DEFERRED TAX ASSET	61,120	61,120

OTHER ASSETS — NET	264,929	273,518

	$8,787,183	$9,108,383

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$328,546	$376,089
Accrued expenses	661,233	708,724
Accrued income taxes	493,273	498,308
Deferred revenue	690,087	753,283

Total current liabilities	2,173,139	2,336,404

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.005 par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock; $0.005 par value; 50,000,000 shares authorized; issued 22,625,315 shares	113,127	113,127
Paid-in capital	24,486,747	24,486,747
Accumulated deficit	(10,482,556)	(10,324,621)
Less — Treasury stock, at cost; 1,588,420 common shares	(7,503,274)	(7,503,274)

Total shareholders’ equity	6,614,044	6,771,979

	$8,787,183	$9,108,383

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months
	Ended March 31,

	2002	2001

REVENUE	$3,568,461	$4,064,323
DIRECT COSTS	1,753,221	2,053,063

Gross profit	1,815,240	2,011,260

EXPENSES:
General and administrative	745,838	823,979
Marketing and selling	883,936	1,034,321
Research and development	96,629	170,762

	1,726,403	2,029,062

OPERATING INCOME (LOSS)	88,837	(17,802)
OTHER INCOME	9,697	49,393

NET INCOME BEFORE INCOME TAXES	98,534	31,591
PROVISION FOR INCOME TAXES	46,100	22,350

NET INCOME	$52,434	$9,241

BASIC NET INCOME PER SHARE	$0.00	$0.00

DILUTED NET INCOME PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	21,036,895	21,153,376

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, ASSUMING DILUTION	21,189,989	21,428,649

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months
	Ended March 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,434	$9,241
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	315,935	315,183
Compensation expense related to issuance of stock options:	—	2,510
Changes in current assets and liabilities:
Accounts receivable	(328,365)	221,844
Laboratory supplies	28,668	(3,544)
Prepaid expenses and other current assets	(53,250)	(83,247)
Accounts payable	(47,543)	108,406
Accrued expenses	(47,491)	(286,161)
Accrued income taxes	(5,035)	(80,791)
Deferred revenue	(63,196)	65,460

Net cash (used in) provided by operating activities	(147,843)	268,901

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,280)	(512,432)
Increase in other assets — net	(8,114)	—

Net cash used in investing activities	(17,394)	(512,432)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(210,369)	(846,136)
Proceeds from the receivable from officer	—	1,018

Net cash used in financing activities	(210,369)	(845,118)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(375,606)	(1,088,649)

CASH AND CASH EQUIVALENTS, beginning of period	3,110,700	3,434,593

CASH AND CASH EQUIVALENTS, end of period	$2,735,094	$2,345,944

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS

March 31, 2002

1.     Interim Financial Statements

     The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (the “Company”) as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The balance sheet presented as of December 31, 2001 has been derived from the financial statements that have been audited by the Company’s independent public accountants. The results of operations for the three months ended March 31, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002, or any other period.

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

2.     Basic and Diluted Net Income Per Share

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share was computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The number of dilutive common equivalent shares outstanding during the period has been determined in accordance with the treasury-stock method. Common equivalent shares consist of common stock issuable upon the exercise of outstanding options.

     Basic and diluted weighted average common shares outstanding are as follows:

	Three Months Ended

	March 31,	March 31,
	2002	2001

Weighted average common shares outstanding	21,036,895	21,153,376
Dilutive common equivalent shares	153,094	275,273

Weighted average common shares outstanding, assuming dilution	21,189,989	21,428,649

     For the three months ended March 31, 2002 and 2001, options to purchase 1,420,120 and 774,370 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

3.     Revenue Recognition

     Except as provided below, revenues from the Company’s services are recognized upon reporting of drug test results to the customer. Revenues related to sample collection kits not returned for processing by customers are recognized when the likelihood of the Company performing any service obligation is deemed remote. During the first quarter of 2002 and 2001, the Company did not record any revenue related to sample collection kits that were sold for which the Company’s obligation to provide service was deemed remote. At March 31, 2002 and December 31, 2001, the Company had deferred revenue balances of approximately $691,000 and $753,000, respectively, reflecting payments for its personal drug testing service received prior to the performance of the related test.

4.     Comprehensive Income

     The Company’s comprehensive income for the three month periods ended March 31, 2002 and 2001 was the same as reported net income.

5.     Computer Software Costs

     As of March 31, 2002 and December 31, 2001, $1,205,840 of software development costs have been capitalized. During each of the three month periods ended March 31, 2002 and 2001, $60,294 of related amortization was charged to operations.

6.     New Accounting Pronouncements

     On June 30, 2001, the Financial Accounting Standards Board issued SFAS No. 141, Accounting for Business Combinations, and SFAS No. 142, Accounting for Goodwill and Other Intangible Assets. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. Upon adoption of SFAS No. 142, goodwill will no longer be subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment of impairment by applying a fair-value based test. The Company’s adoption of these statements did not have a material impact on the financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 further refines the requirements of SFAS No. 121 that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FACTORS THAT MAY AFFECT FUTURE RESULTS

     From time to time, information provided by the Company or statements made by its employees may contain “forward-looking” information which involves risks and uncertainties. In particular, statements contained in this report which are not historical facts (including but not limited to the Company’s expectations regarding revenues, business strategy, anticipated operating results, cash dividends and anticipated cash requirements) may be “forward looking” statements. The Company’s actual results may differ from those stated in any “forward looking” statements. Factors that may cause such differences include, but are not limited to, employee hiring practices of the Company’s principal customers, risks associated with the continued expansion of the Company’s sales and marketing network, development of markets for new products and services offered by the Company, the economic health of principal customers of the Company, financial and operational risks associated with possible expansion of testing facilities used by the Company, government regulation (including, but not limited to, Food and Drug Administration regulations), competition and general economic conditions.

CRITICAL ACCOUNTING POLICIES

     Management believes the most critical accounting policies include revenue recognition and income taxes.

     Revenue Recognition

     Revenues from the Company’s services are recognized upon reporting of drug test results to the customer. Revenues related to sample collection kits not returned for processing by customers are recognized when the likelihood of the Company performing any service obligation is deemed remote.

     Income Taxes

     As part of the process of preparing the Company’s financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves the preparation of an estimate of the Company’s actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent it believes that recovery is not likely, it must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increase this allowance in a period, it must include an expense within the tax provision in the statement of operations.

     Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, it may need to establish a valuation allowance, which could materially impact the Company’s financial position and results of operations.

     The above listing is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

OVERVIEW

     Psychemedics Corporation was incorporated in 1986. The Company utilizes a patented hair analysis method involving radioimmunoassay technology to analyze human hair to detect abused substances. The founder of the Company has granted to the Company an exclusive license to all his rights in this hair analysis technology, including his rights to the drug extraction method.

RESULTS OF OPERATIONS

     Revenue was $3,568,461 in the first quarter of 2002, a decrease of $495,862 or 12% from $4,064,323 in the first quarter of 2001. Although the Company added new customers in the first quarter of 2002, this new business was outweighed by lower volume from existing customers. The Company believes that this lower volume from existing customers is due largely to the continued current economic downturn as many clients experienced deep reductions in their new hires and the number of their drug tests.

     Gross margin was 51% of sales in the first quarter of 2002 as compared to 50% of sales for the first quarter of 2001. Fixed and semi-variable direct costs were spread over a lower number of tests performed and the Company’s prices remained approximately the same for the three month period ended March 31, 2002, as compared to the year earlier period. However, the increase in gross margin was due largely to cost reduction measures implemented by the Company during the last nine months of 2001 at its laboratory.

     General and administrative (“G&A”) expenses were $745,838 for the three months ended March 31, 2002 versus $823,979 for the three months ended March 31, 2001, representing a decrease of $78,141 or 10%. Reduced professional fees related to corporate strategic development and legal services accounted for most of the decrease, while all other G&A expenses remained relatively constant. As a percentage of revenue, G&A expenses increased to 21% in the first quarter of 2002 from 20% in the first quarter of 2001 due primarily to the decrease in revenue for the quarter.

     Marketing and selling expenses for the three month period ended March 31, 2002 decreased $150,385, to $883,936, a decrease of 15% compared to the prior year period. This decrease was due to a reduction in expenses resulting from short-term fluctuations in the Company’s sales and support staff related to the corporate market in the first quarter of 2002, as compared to the first quarter of 2001. Total marketing and selling expenses represented 25% of revenues in both the first quarter of 2002 and the first quarter of 2001. The Company expects to continue to aggressively promote its drug testing services during the remainder of 2002 and in future years in order to expand its client base.

     Research and development (“R&D”) expenses for the three month period ended March 31, 2002 decreased by $74,133 from the comparable period of the prior year to $96,629, a decrease of 43%. This decrease was primarily due to expenses incurred in 2001 related to applying for United States Food and Drug Administration (“FDA”) 510k clearance for its assays. As of May 14, 2002, the Company had received 510k clearance to market all of its five assays. As a percentage of revenue, R&D expenses decreased to 3% for the three months ended March 31, 2002 from 4% for the comparable period of 2002.

     Other income for the three month period ended March 31, 2002 decreased by $39,696 as compared to the year earlier period. Other income represents interest earned on cash equivalents and short-term investments. Lower average investment balances along with a decrease in the yields on investment balances in the first quarter of 2002 as compared to the first quarter of 2001 caused this decrease in interest income.

     During the three months ended March 31, 2002, the Company recorded a tax provision of $46,100 reflecting an effective tax rate of 46.8% as compared to a tax provision of $22,350 and an effective tax rate of 70.7% for the three months ended March 31, 2001. The variation in the effective tax rate was due primarily to a decrease in non-deductible expenses for tax purposes along with an increased level of net income before tax in the first quarter of 2002 versus the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002, the Company had approximately $2.7 million of cash and cash equivalents. The Company’s operating activities used net cash of $147,843 in the three months ended March 31, 2002. Investing activities used $17,394 in the three month period while financing activities used a net amount of $210,369 during the period.

     Operating cash flows decreased $416,744 in the first three months of 2002, compared to the year earlier period. This decrease was primarily due to an increase in accounts receivable in conjunction with smaller decreases in accounts payable, accrued expenses and deferred revenue during the first three months of 2002 as compared to the first three months of 2001. The non-cash effect of depreciation and amortization in the 2002 and 2001 periods was $315,935 and $315,183, respectively.

     Capital expenditures in the first three months of 2002 were $17,934. The expenditures primarily consisted of new equipment, including laboratory and computer equipment. The Company believes that within the next two to four years it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $4 million.

     During the three month period ended March 31, 2002, the Company distributed $210,369 in cash dividends to its shareholders.

     At March 31, 2002, the Company’s principal sources of liquidity included an aggregate of approximately $2.7 million of cash and cash equivalents. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could potentially include joint ventures, issuances of common stock or debt financing. At March 31, 2002, the Company had no long-term debt.

     The Company’s future commitments and contractual obligations primarily consist of operating leases for its facilities. As of March 31,2002, the Company has future payments under facility lease agreements expiring through December 2005 of approximately $416,000, $509,000, $376,000, and $377,000 for the remainder of 2002, 2003, 2004, and 2005, respectively.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

     The following discussion about the Company’s market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

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

Psychemedics Corporation

Date: May 14, 2002	By: /s/ Raymond C. Kubacki, Jr. Raymond C. Kubacki, Jr. President and Chief Executive Officer

Date: May 14, 2002	By: /s/ Peter C. Monson Peter C. Monson Vice President, Treasurer & Chief Financial Officer