Form 10-Q
period 2002-06-30
PSYCHEMEDICS CORP
filed 2002-08-14
CIK 806517

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2002

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

Yes      X                      No

Number of shares outstanding of only class of Issuer’s Common Stock as of August 14, 2002: Common Stock $.005 par value (5,261,484 shares).

PSYCHEMEDICS CORPORATION

Page No.

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Condensed Balance Sheets as of June 30, 2002 and December 31, 2001	3

Condensed Statements of Income for the three month periods ended June 30, 2002 and 2001	4

Condensed Statements of Income for the six month periods ended June 30, 2002 and 2001	5

Condensed Statements of Cash Flows for the six month periods ended June 30, 2002 and 2001	6

Notes to Condensed Financial Statements	7-8

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-12

Item 3 Quantitative and Qualitative Disclosures about Market Risk	12

Part II OTHER INFORMATION

Item 4 Submission of Matters to a Vote of Security Holders	13

Item 6 Exhibits and Reports on Form 8-K	13

SIGNATURES	14

EXHIBIT INDEX	15

PSYCHEMEDICS CORPORATION
CONDENSED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2002	2001

	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,291,197	$3,110,700
Accounts receivable, net	3,123,860	2,025,423
Laboratory supplies	308,519	364,985
Prepaid expenses and other current assets	443,771	439,200
Deferred tax asset	471,028	471,028

Total current assets	7,638,375	6,411,336

PROPERTY AND EQUIPMENT:
Equipment and leasehold improvements, at cost	9,168,397	9,116,142
Less-Accumulated depreciation and amortization	(7,354,382)	(6,753,733)

	1,814,015	2,362,409

DEFERRED TAX ASSET	61,120	61,120

OTHER ASSETS, NET	248,090	273,518

	$9,761,600	$9,108,383

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$296,284	$376,089
Accrued expenses	881,909	708,724
Accrued income taxes	837,173	498,308
Deferred revenue	682,543	753,283

Total current liabilities	2,697,909	2,336,404

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.005 par value; 872,521 shares authorized; none outstanding	—	—
Common stock; $0.005 par value; 50,000,000 shares authorized; issued 5,658,589 shares in 2002 and 5,656,328 shares in 2001	28,293	28,282
Paid-in capital	24,593,304	24,571,592
Accumulated deficit	(10,054,632)	(10,324,621)
Less — Treasury stock, at cost; 397,105 common shares	(7,503,274)	(7,503,274)

Total shareholders’ equity	7,063,691	6,771,979

	$9,761,600	$9,108,383

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS
	ENDED JUNE 30,

	2002	2001

REVENUE	$4,792,903	$4,518,430
DIRECT COSTS	1,870,744	2,004,081

Gross profit	2,922,159	2,514,349

EXPENSES:
General and administrative	820,746	811,040
Marketing and selling	941,177	955,313
Research and development	88,800	215,801

	1,850,723	1,982,154

OPERATING INCOME	1,071,436	532,195
OTHER INCOME	10,758	34,840

INCOME BEFORE PROVISION FOR INCOME TAXES	1,082,194	567,035
PROVISION FOR INCOME TAXES	443,900	238,800

NET INCOME	$638,294	$328,235

BASIC NET INCOME PER SHARE	$0.12	$0.06

DILUTED NET INCOME PER SHARE	$0.12	$0.06

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,259,720	5,288,910

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,288,180	5,342,363

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	SIX MONTHS
	ENDED JUNE 30,

	2002	2001

REVENUE	$8,361,364	$8,582,753
DIRECT COSTS	3,623,965	4,057,144

Gross profit	4,737,399	4,525,609

EXPENSES:
General and administrative	1,566,584	1,635,019
Marketing and selling	1,825,113	1,989,634
Research and development	185,429	386,563

	3,577,126	4,011,216

OPERATING INCOME	1,160,273	514,393
OTHER INCOME	20,455	84,233

INCOME BEFORE PROVISION FOR INCOME TAXES	1,180,728	598,626
PROVISION FOR INCOME TAXES	490,000	261,150

NET INCOME	$690,728	$337,476

BASIC NET INCOME PER SHARE	$0.13	$0.06

DILUTED NET INCOME PER SHARE	$0.13	$0.06

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,259,473	5,288,628

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,293,342	5,349,569

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS
	ENDED JUNE 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$690,728	$337,476
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	634,191	645,087
Compensation expense related to issuance of stock options	—	2,510
Changes in current assets and liabilities:
Accounts receivable	(1,098,437)	(191,744)
Laboratory supplies	56,466	(17,238)
Prepaid expenses and other current assets	(4,571)	(27,501)
Accounts payable	(79,805)	173,795
Accrued expenses	173,185	644
Accrued income taxes	338,865	158,009
Deferred revenue	(70,740)	96,608

Net cash provided by operating activities	639,882	1,177,646

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(52,255)	(552,830)
Increase in other assets — net	(8,114)	(11,197)

Net cash used in investing activities	(60,369)	(564,027)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	21,723	28,815
Cash dividends paid	(420,739)	(1,269,203)
Proceeds from the receivable from officer	—	1,735

Net cash used in financing activities	(399,016)	(1,238,653)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	180,497	(625,034)

CASH AND CASH EQUIVALENTS, beginning of period	3,110,700	3,434,593

CASH AND CASH EQUIVALENTS, end of period	$3,291,197	$2,809,559

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2002

1. Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (the “Company”) as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The balance sheet presented as of December 31, 2001 has been derived from the financial statements that have been audited by the Company’s previous independent public accountants, Arthur Andersen LLP. The results of operations for the three months and the six months ended June 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002, or any other period.

2. Reverse Stock Split

On August 1, 2002, the Company effected a one-for-four reverse stock split. All common shares, common stock options and per share amounts in the accompanying financial statements and footnotes have been retroactively adjusted to reflect the reverse stock split.

3. Basic and Diluted Net Income Per Share

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

Basic and diluted weighted average common shares outstanding are as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Weighted average common shares	5,259,720	5,288,910	5,259,473	5,288,628
Dilutive common stock options	28,460	53,453	33,869	60,941

Weighted average common shares outstanding, assuming dilution	5,288,180	5,342,363	5,293,342	5,349,569

For the three months ended June 30, 2002 and 2001, options to purchase 418,943 and 338,093 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive. For the six months ended June 30, 2002 and 2001, options to purchase 354,868 and 271,968 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

4. Revenue Recognition

Except as provided below, revenues from the Company’s services are recognized upon reporting of drug test results to the customer provided there is persuasive evidence of an arrangement, the sales price is fixed and determinable and collection of the related receivable is probable. Revenues related to sample collection kits not returned for processing by customers are recognized when the likelihood of the Company performing any service obligation is deemed remote. During the first two quarters of 2002 and 2001, the Company did not record any revenue related to sample collection kits that were sold for which the Company’s obligation to provide service was deemed remote. At June 30, 2002 and December 31, 2001, the Company had deferred revenue balances of approximately $683,000 and $753,000, respectively, reflecting payments for its personal drug testing service received prior to the performance of the related test.

5. Comprehensive Income

The Company’s comprehensive income for the three month periods and the six month periods ended June 30, 2002 and 2001 was the same as reported net income.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company or statements made by its employees may contain “forward-looking” information which involves risks and uncertainties. In particular, statements contained in this report which are not historical facts (including but not limited to the Company’s expectations regarding revenues, business strategy, anticipated operating results, cash dividends and anticipated cash requirements) may be “forward looking” statements. The Company’s actual results may differ from those stated in any “forward looking” statements. Factors that may cause such differences include, but are not limited to, risks associated with the continued expansion of the Company’s sales and marketing network, development of markets for new products and services offered by the Company, the economic health of principal customers of the Company, financial and operational risks associated with possible expansion of testing facilities used by the Company, government regulation (including, but not limited to, Food and Drug Administration regulations), competition and general economic conditions.

CRITICAL ACCOUNTING POLICIES

Management believes the most critical accounting policies include revenue recognition and income taxes.

     Revenue Recognition

Revenues from the Company’s services are recognized upon reporting of drug test results to the customer provided there is persuasive evidence of an arrangement, the sales price is fixed and determinable and collection of the related receivable is probable. Revenues related to sample collection kits not returned for processing by customers are recognized when the likelihood of the Company performing any service obligation is deemed remote.

     Income Taxes

As part of the process of preparing the Company’s financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves the preparation of an estimate of the Company’s actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent it believes that recovery is not likely, it must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, it must include an expense within the tax provision in the statement of operations.

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

RESULTS OF OPERATIONS

Revenue was $4,792,903 for the three month period ended June 30, 2002 as compared to $4,518,430 for the comparable period of 2001, representing an increase of 6%. Revenue for the six month period ended June 30, 2002 was $8,361,364, a decrease of 3% from the $8,582,753 of revenue reported for the comparable period of 2001. The revenue increase for the second quarter of 2002 and the revenue decrease for the six months ended June 30, 2002 were due primarily to variations in volume from both new and existing clients, along with an increase in the Company’s prices of 2% for the three month period ended June 30, 2002 and 1% for the six month period ended June 30, 2002 as compared to the year earlier periods.

Gross margin was 61% of sales in the second quarter of 2002, as compared to 56% in the second quarter of 2001. The increase was due to higher volumes, an increase in the Company’s prices of 2% and cost reductions at the Company’s laboratory for the three month period ended June 30, 2002, as compared to the year earlier period. Gross margin for the six months ended June 30, 2002 was 57% of sales, as compared to 53% for the six months ended June 30, 2001. The increase for the six month period was due to the Company’s prices increasing by 1% and cost reductions at the Company’s laboratory, which were offset in part by a lower number of tests performed for the six month period ended June 30, 2002, as compared to the year earlier period.

General and administrative (“G&A”) expenses were $820,746 for the three month period ended June 30, 2002 as compared to $811,040 for the comparable period of 2001, representing an increase of 1%. G&A expenses were $1,566,584 for the six months ended June 30, 2002 as compared to $1,635,019 for the comparable period of

2001, representing a decrease of 4%. As a percentage of revenue, G&A expenses decreased to 17% in the second quarter of 2002 from 18% in the second quarter of 2001 and remained the same at 19% for the six months ended June 30, 2002 and June 30, 2001. Professional fees related to corporate strategic development decreased substantially during the first and second quarters of 2002 as compared to the comparable periods of 2001. These reduced fees were offset in part by increases in personnel costs and legal fees in the second quarter of 2002.

Marketing and selling expenses for the three month period ended June 30, 2002 decreased $14,136 from the comparable period of 2001 to $941,177, a decrease of 1%. Marketing and selling expenses were $1,825,113 for the six months ended June 30, 2002 as compared to $1,989,634 for the year earlier period, representing a decrease of 8%. This decrease was due primarily to a reduction in expenses resulting from short-term fluctuations in the Company’s sales and support staff related to the corporate market in the first and second quarters of 2002, as compared to the first and second quarters of 2001. As a percentage of revenue, marketing and selling expenses decreased to 20% for the three months ended June 30, 2002 from 21% in the second quarter of 2001 and decreased to 22% for the six months ended June 30, 2002 from 23% for the comparable period of 2001. Despite these reductions, the Company expects to continue to aggressively promote its drug testing services during the remainder of 2002 and in future years in order to expand its client base.

Research and development (“R&D”) expenses for the three month period ended June 30, 2001 decreased by $127,001 from the comparable period of the prior year to $88,800, a decrease of 59%. R&D expenses were $185,429 for the six months ended June 30, 2002 as compared to $386,563 for the year earlier period, representing a decrease of 52%. This decrease was primarily due to expenses incurred in 2001 related to applying for United States Food and Drug Administration (“FDA”) 510k clearance for its assays. As of May 14, 2002, the Company had received 510k clearance to market all of its five assays. As a percentage of revenue, R&D expenses decreased to 2% in the second quarter of 2002 from 5% in the second quarter of 2001 and decreased to 2% for the six months ended June 30, 2002 from 5% for the comparable period of 2001.

Other income represents interest earned on cash equivalents. Other income decreased by $24,082 for the three month period ended June 30, 2002 and decreased by $63,778 for the six month period ended June 30, 2002 as compared to the year earlier periods. While the average investment balances decreased in the first quarter of 2002 and increased in the second quarter of 2002 as compared to the first and second quarter of 2001, interest income decreased due to lower yields on investment balances.

During the three month period ended June 30, 2002, the Company recorded a tax provision of $443,900 reflecting an effective tax rate of 41.0% as compared to a tax provision of $238,800 reflecting an effective tax rate of 42.1% for the three month period ended June 30, 2001. During the six months ended June 30, 2002 and June 30, 2001, the Company recorded tax provisions of $490,000 and $261,500 representing effective tax rates of 41.5% and 43.6%, respectively. The variation in the effective tax rate was due primarily to a decrease in non-deductible expenses for tax purposes along with an increased level of net income before tax in both the first and second quarter of 2002 versus the first and second quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company had $3,291,197 of cash and cash equivalents. The Company’s operating activities generated net cash of $639,882 in the six months ended June 30, 2002. Investing activities used $60,369 in the six month period while financing activities used a net amount of $399,016 during the period.

Operating cash flows decreased $537,764 in the first six months of 2002, compared to the year earlier period. This decrease is primarily due to the net effect of an increase in net income for the first two quarters of 2002 as compared to the year earlier period which was more than offset by a significant increase in accounts receivable during the first six months of 2002 as compared to the first six months of 2001. Despite this significant increase in accounts receivable, it should be noted that the net accounts receivable balance of $3,123,860 as of June 30, 2002 is slightly lower than the net accounts receivable balance of $3,179,929 as of June 30, 2001. The non-cash effect of depreciation and amortization in the 2002 and 2001 periods was $634,191 and $645,087, respectively.

Capital expenditures in the first two quarters of 2002 were $52,255. The expenditures primarily consisted of new equipment, including laboratory and computer equipment. The Company believes that within the next two to four years it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $4 million.

During the six month period ended June 30, 2002, the Company distributed $420,739 in cash dividends to its shareholders.

At June 30, 2002, the Company’s principal sources of liquidity included an aggregate of $3,291,197 of cash and cash equivalents. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could potentially include joint ventures, issuance of common stock or debt financing. At June 30, 2002, the Company had no long-term debt.

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

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Psychemedics Corporation was held on May 9, 2002 for the purpose of electing a board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitations.

Description and tabulation by the Company’s transfer agent of each matter voted upon at the Annual Meeting of Shareholders of Psychemedics Corporation held on May 9, 2002 (as adjusted to reflect the Company's one-for-four reverse stock split):

All of management’s nominees for directors, as listed in the proxy statement, were elected with the following votes:

Election of Directors.

	Number of Shares

	For	Abstain

Donald F. Flynn	2,713,684	1,256,802
Raymond C. Kubacki, Jr.	2,745,398	1,225,089
Walter S. Tomenson, Jr.	2,714,061	1,256,426
A. Clinton Allen	2,745,350	1,225,136
Fred J. Weinert	2,713,611	1,256,876

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

See Exhibit Index included at Page 15 of this Report.

(b)	Reports on Form 8-K

On June 27, 2002 a report on Form 8-K was filed, reporting under “Item 4 — Changes in Registrant’s Certifying Accountant” that the Registrant dismissed Arthur Andersen LLP as the Company’s auditors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation

Date: August 14, 2002	By: /s/ Raymond C. Kubacki, Jr.

Raymond C. Kubacki, Jr. President and Chief Executive Officer

Date: August 14, 2002	By: /s/ Peter C. Monson

Peter C. Monson Vice President, Treasurer & Chief Financial Officer

PSYCHEMEDICS CORPORATION
FORM 10-Q
June 30, 2002
EXHIBIT INDEX

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002