Form 10-Q
period 2002-09-30
PSYCHEMEDICS CORP
filed 2002-11-12
CIK 806517

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number 1-13738

PSYCHEMEDICS CORPORATION
(exact name of Issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation of organization)	58-1701987 (I.R.S. Employer Identification No.)

1280 Massachusetts Ave., Suite 200, Cambridge, MA (Address of principal executive offices)	02138 (Zip Code)

Issuer’s telephone number, including area code (617) 868-7455

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒       No ☐

Number of shares outstanding of only class of Issuer’s Common Stock as of November 12, 2002: Common Stock $.005 par value (5,261,125 shares).

PSYCHEMEDICS CORPORATION

		Page No.

Part I FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Balance Sheets as of September 30, 2002 and December 31, 2001	3

	Condensed Statements of Income for the three month periods ended September 30, 2002 and 2001	4

	Condensed Statements of Income for the nine month periods ended September 30, 2002 and 2001	5

	Condensed Statements of Cash Flows for the nine month periods ended September 30, 2002 and 2001	6

	Notes to Condensed Financial Statements	7-9

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-13

Item 3	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4	Controls and Procedures	13

Part II OTHER INFORMATION

Item 4	Submission of Matters to a Vote of Security Holders	14

Item 6	Exhibits and Reports on Form 8-K	14

SIGNATURES		15

CERTIFICATIONS		16-18

EXHIBIT INDEX		19

PSYCHEMEDICS CORPORATION
CONDENSED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2002	2001

	(Unaudited)	(Audited)
	ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,350,910	$3,110,700
Accounts receivable, net	2,843,794	2,025,423
Prepaid expenses and other current assets	722,590	804,185
Deferred tax asset	471,028	471,028

Total current assets	7,388,322	6,411,336

PROPERTY AND EQUIPMENT:
Equipment and leasehold improvements, at cost	9,308,472	9,116,142
Less-Accumulated depreciation and amortization	(7,590,182)	(6,753,733)

	1,718,290	2,362,409

DEFERRED TAX ASSET	61,120	61,120

OTHER ASSETS, NET	231,251	273,518

	$9,398,983	$9,108,383

	LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$337,505	$376,089
Accrued expenses	846,724	708,724
Accrued income taxes	466,911	498,308
Deferred revenue	672,374	753,283

Total current liabilities	2,323,514	2,336,404

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.005 par value; 872,521 shares authorized; none issued or outstanding	—	—
Common stock; $0.005 par value; 50,000,000 shares authorized; issued 5,658,430 shares in 2002 and 5,656,328 shares in 2001	28,292	28,282
Paid-in capital	24,591,477	24,571,592
Accumulated deficit	(10,041,026)	(10,324,621)
Less — Treasury stock, at cost; 397,105 common shares	(7,503,274)	(7,503,274)

Total shareholders’ equity	7,075,469	6,771,979

	$9,398,983	$9,108,383

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS
	ENDED SEPTEMBER 30,

	2002	2001

REVENUE	$4,344,685	$3,955,117
COSTS OF REVENUE	1,781,852	1,974,092

Gross profit	2,562,833	1,981,025

EXPENSES:
General and administrative	787,965	750,747
Marketing and selling	959,566	930,651
Research and development	84,460	115,216

	1,831,991	1,796,614

OPERATING INCOME	730,842	184,411
INTEREST INCOME	10,069	22,010

NET INCOME BEFORE INCOME TAXES	740,911	206,421
PROVISION FOR INCOME TAXES	306,400	90,150

NET INCOME	$434,511	$116,271

BASIC NET INCOME PER SHARE	$0.08	$0.02

DILUTED NET INCOME PER SHARE	$0.08	$0.02

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,261,379	5,290,991

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,277,456	5,338,376

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	NINE MONTHS
	ENDED SEPTEMBER 30,

	2002	2001

REVENUE	$12,706,049	$12,537,870
COSTS OF REVENUE	5,405,817	6,031,236

Gross profit	7,300,232	6,506,634

EXPENSES:
General and administrative	2,354,549	2,385,766
Marketing and selling	2,784,679	2,920,285
Research and development	269,889	501,779

	5,409,117	5,807,830

OPERATING INCOME	1,891,115	698,804
INTEREST INCOME	30,524	106,243

NET INCOME BEFORE INCOME TAXES	1,921,639	805,047
PROVISION FOR INCOME TAXES	796,400	351,300

NET INCOME	$1,125,239	$453,747

BASIC NET INCOME PER SHARE	$0.21	$0.09

DILUTED NET INCOME PER SHARE	$0.21	$0.08

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,260,116	5,289,425

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,288,225	5,344,813

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS
	ENDED SEPTEMBER 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,125,239	$453,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	886,830	960,093
Compensation expense related to issuance of stock options	—	2,510
Changes in current assets and liabilities:
Accounts receivable	(818,371)	142,307
Prepaid expenses and other current assets	81,595	(103,107)
Accounts payable	(38,584)	53,778
Accrued expenses	138,000	(160,087)
Accrued income taxes	(31,397)	131,234
Deferred revenue	(80,909)	112,133

Net cash provided by operating activities	1,262,403	1,592,608

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(192,330)	(571,021)
Increase in other assets — net	(8,114)	(11,196)

Net cash used in investing activities	(200,444)	(582,217)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	19,895	28,815
Cash dividends paid	(841,644)	(1,692,529)
Acquisition of treasury stock	—	(80,363)
Proceeds from the receivable from officer	—	2,516

Net cash used in financing activities	(821,749)	(1,741,561)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	240,210	(731,170)

CASH AND CASH EQUIVALENTS, beginning of period	3,110,700	3,434,593

CASH AND CASH EQUIVALENTS, end of period	$3,350,910	$2,703,423

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS

September 30, 2002

1.     Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (the “Company”) as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three months and the nine months ended September 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002, or any other period.

2.     Reverse Stock Split

On August 1, 2002, the Company effected a one-for-four reverse stock split. All common shares, common stock equivalents and per share amounts in the accompanying financial statements and footnotes have been retroactively adjusted to reflect the reverse stock split.

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

     Basic and diluted weighted average common shares outstanding are as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Weighted average common shares	5,261,379	5,290,991	5,260,116	5,289,425
Dilutive common stock options	16,077	47,385	28,109	55,388
Weighted average common shares outstanding, assuming dilution	5,277,456	5,338,376	5,288,225	5,344,813

For the three months ended September 30, 2002 and 2001, options to purchase 428,605 and 356,784 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive. For the nine months ended September 30, 2002 and 2001, options to purchase 407,992 and 252,649 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

4.     Revenue Recognition

Except as provided below, revenues from the Company’s services are recognized upon reporting of drug test results to the customer provided there is persuasive evidence of an arrangement, the sales price is fixed and determinable and collection of the related receivables is probable. In the event sample collection kits are not returned for processing by customers, revenues are recognized when the likelihood of the Company performing any service obligation is deemed remote. During the first three quarters of 2002 and 2001, the Company did not record any revenue related to sample collection kits that were sold for which the Company’s obligation to provide service was deemed remote. At September 30, 2002 and December 31, 2001, the Company had deferred revenue balances of approximately $672,000 and $753,000, respectively, reflecting payments for its personal drug testing service received prior to the performance of the related test.

5.     Comprehensive Income

The Company’s comprehensive income for the three month periods and the nine month periods ended September 30, 2002 and 2001 was the same as reported net income.

6.     Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The implementation of this statement did not have any effect on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the implementation of this statement will have a material impact on its financial position or results of operations.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company or statements made by its employees may contain “forward-looking” information which involves risks and uncertainties. In particular, statements contained in this report which are not historical facts (including but not limited to the Company’s expectations regarding revenues, business strategy, anticipated operating results, cash dividends and anticipated cash requirements) may be “forward looking” statements. The Company’s actual results may differ from those stated in any “forward looking” statements. Factors that may cause such differences include, but are not limited to, risks associated with the expansion of the Company’s sales and marketing network, market acceptance of the Company’s products, development of markets for new products and services offered by the Company, the economic health of principal customers of the Company, financial and operational risks associated with possible expansion of testing facilities used by the Company, government regulation (including, but not limited to, Food and Drug Administration regulations), competition and general economic conditions.

CRITICAL ACCOUNTING POLICIES

Management believes the most critical accounting policies include revenue recognition and income taxes.

     Revenue Recognition

Revenues from the Company’s services are recognized upon reporting of drug test results to the customer provided there is persuasive evidence of an arrangement, the sales price is fixed and determinable and collection of the related receivable is probable. In the event sample collection kits are not returned for processing by customers, revenues are recognized when the likelihood of the Company performing any service obligation is deemed remote.

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

RESULTS OF OPERATIONS

Revenue was $4,344,685 for the three month period ended September 30, 2002 as compared to $3,955,117 for the comparable period of 2001, representing an increase of 10%. Revenue was $12,706,049 for the nine month period ended September 30, 2002 as compared to $12,537,870 for the comparable period of 2001, representing an increase of 1%. The revenue increase for the third quarter of 2002 was due primarily to an increase in volume from both new and existing clients, along with an increase in average revenue per sample of 2% for the three month period ended September 30, 2002 as compared to the comparable period of 2001. An increase of 1% in average revenue per sample for the nine month period ended September 30, 2002 as compared to the same period in 2001 was responsible for the revenue increase for the nine months ended September 30, 2002.

Gross margin was 59% of revenue for the three month period ended September 30, 2002, as compared to 50% for the comparable period of 2001. Gross margin was 57% for the nine months ended September 30, 2002 as compared to 52% for the comparable period of 2001. The increase was due to higher volumes, an increase in average revenue per sample of 2% and cost reductions at the Company’s laboratory for the three month period ended September 30, 2002, as compared to the year earlier period. The increase for the nine month period was due to average revenue per sample increasing by 1% and cost reductions at the Company’s laboratory for the nine month period ended September 30, 2002, as compared to the year earlier period.

General and administrative (“G&A”) expenses were $787,965 for the three month period ended September 30, 2002 as compared to $750,747 for the comparable period of 2001, representing an increase of 5%. Increases in personnel costs, legal fees and insurance costs were offset in part by a decrease in professional fees related to corporate strategic development for the three months ended September 30, 2002 as compared to the comparable period of 2001. G&A expenses were $2,354,549 for the nine months ended September 30, 2002 as compared to $2,385,766 for the comparable period of 2001, representing a decrease of 1%. Professional fees related to corporate strategic development decreased substantially during the first three quarters of 2002 as compared to the comparable period of 2001. These reduced fees were offset in part by increases in personnel costs, legal fees and insurance costs in the second and third quarter of 2002. As a percentage of revenue, G&A expenses decreased to 18% in the third quarter of 2002 from 19% in the third quarter of 2001 and remained at 19% for the nine month periods ended September 30, 2002 and 2001.

Marketing and selling expenses were $959,566 for the three month period ended September 30, 2002 as compared to $930,651 for the comparable period of 2001, an increase of 3%. This increase was due primarily to greater customer service costs, which were offset in part by a reduction in expenses pertaining to the Company’s sales and support staff for the three months ended September 30, 2002 as compared to the comparable period of 2001. Marketing and selling expenses were $2,784,679 for the nine months ended September 30, 2002 as compared to $2,920,285 for the year earlier period, representing a decrease of 5%. This decrease was due primarily to a reduction in expenses related to the Company’s sales and support staff in the first three quarters of 2002, as compared to the first three quarters of 2001. These reduced expenses were offset in part by an increase in customer service costs in the second and third quarter of 2002. As a percentage of revenue, marketing and selling expenses decreased to 22% for the three months ended September 30, 2002 from 24% in the third quarter of 2001 and decreased to 22% for the nine months ended September 30, 2002 from 23% for the comparable period of 2001. The Company expects to continue to aggressively promote its drug testing services during the remainder of 2002 and in future years in order to expand its client base.

Research and development (“R&D”) expenses were $84,460 for the three month period ended September 30, 2002 as compared to $115,216 for the comparable period of 2001, a decrease of 27%. R&D expenses were $269,889 for the nine months ended September 30, 2002 as compared to $501,779 for the comparable period of 2001, representing a decrease of 46%. This decrease was primarily due to non-recurring expenses incurred in 2001 related to applying for United States Food and Drug Administration (“FDA”) 510k clearance for its assays. As of May 14, 2002, the Company had received 510k clearance to market all of its five assays. As a percentage of revenue, R&D expenses decreased to 2% in the third quarter of 2002 from 3% in the third quarter of 2001 and decreased to 2% for the nine months ended September 30, 2002 from 4% for the comparable period of 2001.

Other income represents interest earned on cash equivalents. Other income decreased by $11,941 for the three month period ended September 30, 2002 and decreased by $75,719 for the nine month period ended September 30, 2002 as compared to the year earlier periods. While the average investment balances decreased in the first quarter of 2002 and increased in the second and third quarter of 2002 as compared to the comparable periods of 2001, interest income decreased due to lower yields on investment balances.

During the three months ended September 30, 2002, the Company recorded a tax provision of $306,400 reflecting an effective tax rate of 41.4% as compared to a tax provision of $90,150 and an effective tax rate of 43.7% for the three months ended September 30, 2001. During the nine months ended September 30, 2002 and September 30, 2001, the Company recorded tax provisions of $796,400 and $351,300 representing effective tax rates of 41.4% and 43.6%, respectively. The variation in the effective tax rate was due primarily to a decrease in non-deductible expenses for tax purposes along with an increased level of net income before tax in the first three quarters of 2002 versus the first three quarters of 2001.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, the Company had $3,350,910 of cash and cash equivalents. The Company’s operating activities generated net cash of $1,262,403 in the nine months ended September 30, 2002. Investing activities used $200,444 in the nine month period while financing activities used a net amount of $821,749 during the period.

Operating cash flows decreased $330,205 in the first nine months of 2002, compared to the same period in 2001. This decrease is primarily due to an increase in accounts receivable during the first nine months of 2002 as compared to the first nine months of 2001 which was partially offset by an increase in net income for the first three quarters of 2002 as compared to the year earlier period. Despite this significant increase in accounts receivable, it should be noted that the net accounts receivable balance of $2,843,794 as of September 30, 2002 is slightly lower than the net accounts receivable balance of $2,845,878 as of September 30, 2001. The non-cash effect of depreciation and amortization in the 2002 and 2001 periods was $886,830 and $960,093, respectively.

Capital expenditures in the first three quarters of 2002 were $192,330. The expenditures primarily consisted of new equipment, including laboratory and computer equipment. The Company believes that within the next two years it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $4 million.

During the nine month period ended September 30, 2002, the Company distributed $841,644 in cash dividends to its shareholders.

At September 30, 2002, the Company’s principal source of liquidity is $3,350,910 of cash and cash equivalents. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could potentially include joint ventures, issuance of additional equity or debt financing. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. At September 30, 2002, the Company had no long-term debt.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk related to changes in interest rates is limited as the Company maintains a short-term investment portfolio consisting principally of money market securities that are not sensitive to sudden interest rate changes. The Company does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity. The Company maintains a short-term investment portfolio consisting principally of money market securities that are not sensitive to sudden interest rate changes.

Item 4.  Controls and Procedures

Within the 90 days prior to the date of this report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring the reporting of material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.

PART II OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

A Special Meeting of Shareholders of Psychemedics Corporation was held on July 30, 2002 for the purpose of voting upon a proposal to amend and restate the Company’s Certificate of Incorporation to effect a reverse stock split of the shares of the Company’s issued and outstanding common stock whereby one (1) share of “new” common stock was to be issued in exchange for each four (4) shares of common stock issued and outstanding at the close of business on July 31, 2002. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitations.

Description and tabulation by the Company’s transfer agent of the proposal voted upon at the Special Meeting of Shareholders of Psychemedics Corporation held on July 30, 2002:

Number of Shares

For	14,394,556
Opposed	1,963,554
Abstained	33,509

The numbers of shares represented above are pre-split amounts. The reverse stock split became effective at 12:01 AM on August 1, 2002.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

See Exhibit Index included in this Report

(b)	Reports on Form 8-K

On August 17, 2002 a report on Form 8-K was filed, reporting under “Item 4 – Changes in Registrant’s Certifying Accountant” that the Registrant named Ernst & Young LLP as the Company’s new independent public accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation

Date: November 12, 2002	By: /s/ Raymond C. Kubacki, Jr. Raymond C. Kubacki, Jr. President and Chief Executive Officer

Date: November 12, 2002	By: /s/ Peter C. Monson Peter C. Monson Vice President, Treasurer & Chief Financial Officer

CERTIFICATIONS

I, Raymond C. Kubacki, Jr., President and Chief Executive Officer of Psychemedics Corporation

1.	I have reviewed this quarterly report on Form 10-Q of [identify registrant];

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By: /s/ Raymond C. Kubacki, Jr. Raymond C. Kubacki, Jr. President and Chief Executive Officer

I, Peter C. Monson, Vice President, Treasurer and Chief Financial Officer of Psychemedics Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of [identify registrant];

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By: /s/ Peter C. Monson Peter C. Monson Vice President, Treasurer & Chief Financial Officer

PSYCHEMEDICS CORPORATION
FORM 10-Q
September 30, 2002
EXHIBIT INDEX

Exhibit No.	Description

3	Amended and Restated Certificate of Incorporation
10	2000 Stock Option Plan (as adjusted to reflect the Company’s 1-for-4 reverse stock split effective August 1, 2002)
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002