Form 10-Q/A
period 2002-09-30
PSYCHEMEDICS CORP
filed 2002-11-14
CIK 806517

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Psychemedics Corporation

Date: November 12, 2002	By: /s/ Raymond C. Kubacki, Jr. Raymond C. Kubacki, Jr. President and Chief Executive Officer

Date: November 12, 2002	By: /s/ Peter C. Monson Peter C. Monson Vice President, Treasurer & Chief Financial Officer

CERTIFICATIONS

I, Raymond C. Kubacki, Jr., President and Chief Executive Officer of Psychemedics Corporation

1.	I have reviewed this quarterly report on Form 10-Q of Psychemedics Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By: /s/ Raymond C. Kubacki, Jr. Raymond C. Kubacki, Jr. President and Chief Executive Officer

I, Peter C. Monson, Vice President, Treasurer and Chief Financial Officer of Psychemedics Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Psychemedics Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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