Form 10-K
period 2002-12-31
PSYCHEMEDICS CORP
filed 2003-03-31
CIK 806517

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES [X] NO [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer.
                                 YES [ ] NO [X]
On June 28, 2002 the aggregate market value of the voting stock held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers, directors and 10% shareholders are "affiliates" of the Registrant) was $39,444,000. On March 17, 2003 5,213,725 shares of Common Stock, $.005 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


Part III - Portions of the Registrant's Proxy Statement relative to the 2003 Annual Meeting of Stockholders to be held on May 14, 2003.

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

NOTE: All share and per share amounts of the Common Stock of the Company referred to in this Annual Report have been adjusted to give effect to the Company's 1 for 4 reverse stock split effected on August 1, 2002.

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

The Company's first application of its patented technology is a testing service that screens for the presence of certain drugs of abuse in hair. The application of radioimmunoassay procedures using hair differs from the more widely used application of radioimmunoassay procedures using urine samples. The Company's tests provide quantitative information which indicates the approximate amount of drug ingested as well as historical data which can show a pattern of individual drug use over a period of time. This information is useful to employers in both applicant and employee testing, to physicians, treatment professionals, law enforcement agencies, to schools, and to parents concerned about drug use by their children and to other individuals and entities engaged in any business where drug use is an issue. The Company provides commercial testing and confirmation by mass spectrometry using industry-accepted practices for cocaine, marijuana, PCP, methamphetamine, (including Ecstasy, which is difficult to detect in urine due to sporadic use patterns and rapid clearance from the body), and opiates. In addition, the Company has developed a test for methadone for use in the drug treatment industry.

Testing services are currently performed at the Company's laboratory at 5832 Uplander Way, Culver City, California. The Company's services are marketed under the name RIAH (Radioimmunoassay of Hair), a registered service mark.

DEVELOPMENT OF RADIOIMMUNOASSAY OF HAIR

The application of special radioimmunoassay procedures to the analysis of hair was initially developed in 1978 by the founders of the Company, Annette Baumgartner and Werner A. Baumgartner, Ph.D. The Baumgartners demonstrated that when certain chemical substances enter the bloodstream, the blood carries them to the hair where they become "entrapped" in the protein matrix in amounts roughly proportional to the amount ingested. The Company's drugs of abuse testing procedure involves subjecting the hair sample to the Company's unique proprietary process, which involves the direct analysis of liquefied hair samples by radioimmunoassay procedures utilizing special reagents and antibodies. The antibodies detect the presence of a specific drug or metabolite in the liquefied hair sample by reacting with the drug present in the sample solution and an added radioactive analog of the drug. The resulting antibody-drug complex is precipitated and analyzed. The amount of drug present in the sample is inversely proportional to the amount of radioactive analog in the precipitate. Results are then confirmed by Mass Spectrometry. Depending upon both the length of head hair and the hair growth rate (head hair grows approximately 1.3 centimeters per month), the Company is able to provide historical information on drug use by the person from whom the sample was obtained. Another testing option involves sectional analysis of the head hair sample. In this procedure, the hair is sectioned lengthwise to approximately correspond to certain time periods. Each section corresponds to a time period, which allows the Company to provide information on patterns of drug use.

VALIDATION OF THE COMPANY'S PROPRIETARY TESTING METHOD

The process of analyzing human hair for the presence of drugs using the Company's patented method has been the subject of numerous scientific field studies. Results from the studies that have been published or accepted for publication in scientific journals are generally favorable to the Company's technology. These studies were performed with the following organizations:
Citizens for a Better Community Court, Columbia University, Koba Associates-DC Initiative, Harvard Cocaine Recovery Project, Hutzel Hospital, ISA Associates (Interscience America)-NIDA Workplace Study, University of California-Sleep State Organization, Maternal/Child Substance Abuse Project, Matrix Center, National Public Services Research Institute, Narcotic and Drug Research Institute, San Diego State University-Chemical Dependency Center, Spectrum Inc., Stapleford Centre (London), Task Force on Violent Crime (Cleveland, Ohio); University of Miami-Department of Psychiatry, University of Miami-Division of Neonatology, University of South Florida-Operation Par Inc., University of Washington, VA Medical Center-Georgia, U.S. Probation Parole-Santa Ana. The above studies include research in the following areas: effects of prenatal drug use, treatment evaluation, workplace drug use, the criminal justice system and epidemiology. Many of the studies have been funded by the National Institute of Justice or the National Institute on Drug Abuse ("NIDA"). Several hundred research articles written by independent researchers have been published supporting the general validity and usefulness of hair analysis.

Some of the Company's customers have also completed their own testing to validate the Company's proprietary hair testing method as a prelude to utilizing the Company's services. These studies have consistently confirmed the Company's superior detection rate compared to urinalysis testing. When the results from utilizing the Company's patented hair testing method were compared to urine results in side-by-side evaluations, 3 to 10 times as many drug abusers were accurately identified with the Company's proprietary method. In addition to these studies, the Company's proprietary method is validated through the services it offers to over 2,600 clients for whom it has performed testing.

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

The Company received from the United States Food and Drug Administration ("FDA") 510k clearance on all five of its assays used to test human hair for drugs of abuse. Psychemedics is the only company to receive FDA clearance of any assay for testing hair samples for drugs of abuse. See Government Regulation.

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

In contrast to urinalysis testing, hair testing using the Company's patented method can provide long-term historical drug use information resulting in a significantly wider "window of detection." This "window" may be several months or longer depending on the length of the hair sample. The Company's standard test offering, however, uses a 3.9 centimeter length head hair sample cut close to the scalp; therefore, it measures use for approximately the previous three months.

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

When compared to other hair testing methods, not only are the Company's assays the only hair tests cleared by the FDA (as of March 31, 2003, the date of the filing of this report), they also employ a unique patented method of enzyme digestion that the Company believes allows for the most efficient release of drugs from the hair without destroying the drugs.

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

Currently, radioimmunoassay testing using hair samples under the Company's patented method is only practiced by Psychemedics Corporation. The absence of widespread familiarity with hair testing may adversely impact the Company's revenue growth.

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

The principal criticism of employee drug testing programs centers on the effectiveness of the testing program. Most private sector testing programs use urinalysis. Such programs are susceptible to evasive maneuvers and the inability to obtain identical repeat samples in the event of a challenged result.

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

2.  Schools

The Company currently has over 150 schools in 26 states and in several foreign countries as clients. The Company offers its school clients the same five-drug screen with mass spectrometry confirmation that is used with the Company's workplace testing service.

3.  Parents

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

4.  Research

The list of research clients includes National Development and Research Institute; The University of North Carolina at Chapel Hill; The University of Pennsylvania; The Boston University School of Public Health; Yale University; The Pacific Institute for Research and Evaluation; The University of Pittsburgh; The Research Institute of Addiction, Buffalo, NY; The University of Texas; UCLA Department of Family Medicine; Duke University Medical Center; Mathematica Policy Research, Inc.; Columbia University; and The Center for Substance Abuse Research.

SALES AND MARKETING

The Company markets its corporate drug testing services primarily through its own sales force. Sales offices are located in major cities throughout the United States in order to facilitate communications with corporate employers. The
Company markets its home drug testing service, PDT-90, through the Internet and retail distributors.

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

The Company's ability to compete is also a function of pricing. The Company's prices for its tests are generally somewhat higher than prices for tests using urinalysis. However, the Company believes that its superior detection rates, coupled with the customer's ability to test less frequently due to hair testing's wider window of detection (several months versus approximately three days with urinalysis) provide more value to the customer. This pricing policy could, however, lead to slower sales growth for the Company.

The Company is the only laboratory with FDA-cleared hair tests. To date, any other laboratories engaged in hair testing are using hair tests that have not been approved or cleared by the FDA as accurate and reliable. Additionally, several of these laboratories that purport to test hair samples use a method that the Company presumes includes the use of a form of immunoassay procedures. The Company, however, does not believe that immunoassay testing of hair samples is as effective on a commercial basis without using the Company's unique patented method, which allows for the efficient release of drugs from the hair through enzyme digestion without destroying the drugs.

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

In 2000 the FDA issued regulations under the Federal Food, Drug and Cosmetic Act, as amended (the "FDC Act") with respect to companies that market "drugs of abuse test sample collection systems". Under the regulations, companies engaged in the business of testing for drugs of abuse using a test (screening assay) not previously recognized by the FDA are required to submit their assay to the FDA for recognition prior to marketing. In addition, the laboratory performing the tests is required to be certified by a recognized agency. The regulations included a transitional period in order for companies not immediately in compliance with the proposed requirements to obtain the necessary data they needed for submission to the FDA.

By May 3, 2002, the Company had received 510k clearance to market all five of its assays. As of the date of the filing of this report (March 31, 2003), the Company is the only laboratory using FDA-cleared hair testing assays.

On December 11, 2002 the Company received a letter from the FDA confirming the requirement that laboratories must utilize drug screening assays which are approved, cleared or otherwise recognized by the FDA as accurate and reliable and stating that the Company is the only laboratory with assays cleared by the FDA for use with hair testing. The Company had requested the letter in response to what it believed were efforts on the part of certain competitors of the Company to mislead potential customers by indicating that either the regulations do not apply to workplace testing, or that the submission of an application for clearance or approval by the FDA is tantamount to compliance.

The Drug Testing Advisory Board ("DTAB") of the Substance Abuse and Mental Health Services Administration ("SAMHSA") is promulgating new guidelines for mandatory testing in federal workplace programs. SAMHSA has included a Hair Testing Working Group to advise DTAB. This group is comprised of representatives in the drug-testing arena, including representatives from the Company. In the draft Mandatory Guidelines, hair is included as a specimen which may be collected. Should the final version of the federal guidelines remain substantially unchanged from the draft version, and eventually become incorporated into the Federal Register, then the federal workplace market, previously limited to only urine testing, will be available to the Company.

RESEARCH AND DEVELOPMENT

The Company is continuously engaged in research and development activities. During the years ended December 31, 2002, 2001 and 2000, $358,095, $608,186, and
$475,700, respectively, were expended for research and development. The Company continues to perform research activities to develop new products and services and to improve existing products and services utilizing the Company's proprietary technology. Additional research using the Company's proprietary technology is being conducted by outside research organizations through government-funded studies.

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

Additional research was conducted to evaluate the effectiveness of a methanol wash in comparison to the Company's wash procedure, (which entails an isoproponal wash followed by multiple extended buffer washes), in removing, and accounting for, external contaminants on the hair. The study, which was published in October 2002, concluded that the Company's extended wash, in conjunction with wash criteria, cut-off levels and metabolite identification, was a conservative policy in removing, and accounting for, external contamination, while short methanol washes were inadequate in that capacity.

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

EMPLOYEES

As of December 31, 2002, the Company had 98 full-time equivalent employees, of whom three full-time employees were in research and development. None of the Company's employees are subject to a collective bargaining agreement.

AVAILABLE INFORMATION

The Company's Internet website address is www.psychemedics.com. The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available through its Internet website as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. The Company's Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

The public may also read and copy any materials that the Company files with the SEC at the SEC's website www.sec.gov, which contains reports, proxy and information statements and other information that all public companies file with the SEC. In addition, the public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information about the SEC's Public Reference Room by calling 1-800-SEC-0330.

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

                                     PART II

Item  5. Market for Registrant's Common Equity and Related Shareholder Matters.

The Company's common stock is traded on the American Stock Exchange under the symbol "PMD". As of March 17, 2003, there were 320 record holders of the Company's common stock. The following table sets forth for the periods indicated the range of prices for the Company's common stock as reported by the American Stock Exchange and dividends declared by the Company.

On August 1, 2002, the Company effected a one-for-four reverse stock split. All common shares and per share amounts herein have been retroactively adjusted to reflect the reverse stock split.

Calendar Period             High             Low            Dividends
---------------           -------          --------         ---------

2002
Fourth Quarter            $ 11.41          $   9.15           $ 0.08
Third Quarter             $ 11.88          $  10.80           $ 0.08
Second Quarter            $ 16.00          $  11.20           $ 0.04
First Quarter             $ 16.80          $  12.00           $ 0.04


2001
Fourth Quarter            $ 16.40          $  12.80           $ 0.08
Third Quarter             $ 17.84          $  11.32           $ 0.08
Second Quarter            $ 18.72          $  15.76           $ 0.08
First Quarter             $ 20.32          $  14.60           $ 0.16

Future cash dividends may be declared at the discretion of the Board of Directors.

                      EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2002 with respect to shares of Company common stock that may be issued under the Company's 2000 Stock Option Plan (the "2000 Stock Option Plan").

The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans that are no longer in effect. Footnote (2) to the table sets forth the total number of shares of common stock issuable upon the exercise of options under the expired or discontinued plans as of December 31, 2002, and the weighted average exercise price of those options. No additional options may be granted under those expired or discontinued plans.



                                Number of Securities to    Weighted average exercise
                                be issued upon exercise       price of outstanding       Number of securities
                                of outstanding options,       options warrants and      remaining available for
         Plan category            warrants and rights                rights                 future issuance
  ---------------------------- --------------------------- --------------------------- --------------------------
                                         (a)                          (b)                          (c)
  ---------------------------- --------------------------- --------------------------- --------------------------
  Equity compensation plans            129,952                     $17.28                     370,048
  approved by security
  holders (1)
  ---------------------------- --------------------------- --------------------------- --------------------------
  Equity compensation plans
  not approved by security
  holders                                 0                           0                          0
  ---------------------------- --------------------------- --------------------------- --------------------------
  Total                                129,952                     $17.28                     370,048
  ---------------------------- --------------------------- --------------------------- --------------------------

(1)  Consists of the 2000 Stock Option Plan.

(2) This table does not include information for stock option plans that have been discontinued or have expired. The Company's 1989 Non-Qualified Stock Option Plan expired on September 22, 1999. The Company's 1989 Employee Stock Option Plan was discontinued on May 11, 2000 in connection with the adoption of the 2000 Stock Option Plan. The Company's 1991 Non-Qualified Stock Option Plan expired on June 12, 2001. As of December 31, 2002, a total of 418,105 shares of common stock were issuable upon the exercise of outstanding options under the discontinued or expired plans. The weighted average exercise price of outstanding options under all three plans is $17.23 per share. No additional options may be granted under these discontinued or expired plans.

Item  6. Selected Financial Data

The following selected financial data has been derived from the financial statements of the Company and should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and related notes thereto.


                                                              As of and for the Years Ended
                                          ----------------------------------------------------------------------
                                                                      December 31,
                                          ----------------------------------------------------------------------
                                              2002          2001          2000           1999          1998
                                          ------------- ------------- -------------  ------------- -------------
                                                        (In thousands, except for per share data)

Revenue                                        $16,068       $15,730       $ 19,220       $19,623       $17,670
Gross profit                                     9,049         7,915         10,325        11,169        10,201
Income from operations                           1,936           323          2,430         3,547         3,307
Net income                                       1,256           233          1,699         2,326         2,397
Basic net income per share                        0.24          0.04           0.32          0.43          0.43
Diluted net income per share                      0.24          0.04           0.32          0.42          0.42
Total assets                                     8,083         9,108         11,058        14,191        19,083
Working capital                                  4,540         4,075          5,523         8,184        11,609
Shareholders' equity                             6,344         6,772          8,726        11,806        15,883
Cash dividends declared per
   common share                                $  0.24       $  0.40       $   0.64       $  0.64       $  0.44

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

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are described in Note 1 to the financial statements included in Item 8 of this Form 10-K. Management believes the most critical accounting policies are as follows:

         Revenue Recognition

Revenues from the Company's services are recognized upon reporting of drug test results to the customer. Deferred revenue represents payments in advance of performance of drug testing procedures.

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

         Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on management's assessment of the collectibility of its customer accounts. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

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

RESULTS OF OPERATIONS

Revenue was $16.1 million in 2002, as compared to $15.7 million in 2001 and $19.2 million in 2000, representing an increase of 2% in 2002 and a decrease of 18% in 2001 versus prior year levels. The increase in revenue for 2002 was due to an increase in average revenue per sample (due primarily to an increase in sample collection revenue) while the testing volume remained relatively constant. The decrease in revenue for 2001 was due primarily to a decrease in volume of hair samples processed from existing customers, while the average revenue per sample remained relatively constant. The Company believes that the lower volume in 2002 and 2001, when compared to 2000, is due largely to the continued economic downturn, as many existing clients experienced deep reductions in their new hires and the related number of their drug tests. The Company, however, has continued to add new clients in 2002 and 2001.

Gross margin was 56% of revenues in 2002 as compared to 50% of revenues in 2001 and 54% of revenues in 2000. The increase in gross margin in 2002 was due to average revenue per sample increasing by 2% and cost reductions, consisting primarily of reduced personnel expenses, at the Company's laboratory. The decrease in gross margin in 2001 was caused by fixed and semi-variable direct costs being spread over a lower number of tests performed. Despite the 18% decrease in revenue in 2001, the Company's gross margin only decreased to 50% in 2001 from 54% in 2000 as a result of the implementation of cost reduction measures at its laboratory during 2001.

General and administrative expenses decreased by $118,000 to $3.0 million in 2002 from $3.1 million in 2001 and decreased by $161,000 to $3.1 million in 2001 from $3.3 million in 2000. The decrease in general and administrative expenses for 2002 as compared to 2001 was due to reduced professional fees related to strategic corporate development and investor relations along with a decrease in travel expense, partially offset by greater personnel costs and an increase in business insurance costs. All other general and administrative expenses remained relatively constant. The decrease in general and administrative expenses for 2001 as compared to 2000 was due to reduced professional fees related to legal services and investor relations along with a decrease in bad debt expense, partially offset by an increase in professional fees related to strategic corporate development. All other general and administrative expenses remained relatively constant. General and administrative expenses represented 19% of revenues in 2002 as compared to 20% of revenues in 2001 and 17% of revenues in 2000. The increase in general and administrative expenses as a percentage of revenues for 2002 and 2001, as compared to 2000, is primarily due to the factors previously discussed and a lower revenue base.

Marketing and selling expenses decreased by $110,000 to $3.7 million in 2002 from $3.9 million in 2001 and decreased by $275,000 to $3.9 million in 2001 from $4.2 million in 2000. The decrease in marketing and selling expenses for 2002 as compared to 2001 was due primarily to a reduction in expenses related to the Company's sales and support staff, which were partially offset by an increase in customer service costs. The decrease in marketing and selling expenses for 2001 as compared to 2000 was due to reduced expenses related to public relations, advertising and recruitment costs, which were slightly offset by an increase in customer service costs. The Company expects to continue to aggressively promote its drug testing services in future years in order to expand its client base. Marketing and selling expenses as a percentage of revenues were 23%, 25% and 22% in 2002, 2001 and 2000, respectively. The increase in marketing and selling expenses as a percentage of revenues for 2002 and 2001 as compared to 2000 is primarily due to the factors previously discussed and a lower revenue base.

Research and development expenses decreased $250,000 to $358,000 from 2001 to 2002 and increased $132,000 to $608,000 from 2000 to 2001. This decrease was primarily due to non-recurring expenses related to applying for United States Food and Drug Administration ("FDA") 510k clearance for its assays that were incurred in 2001, and also to a lesser extent in 2000. Research and development expenses represented 2% of revenues in 2002, 4% of revenues in 2001 and 3% of revenue in 2000.

Other income increased $53,000 to $179,000 from 2001 to 2002 and decreased $336,000 to $125,000 from 2000 to 2001. During 2002, the Company recorded a settlement with a retailer of its personal drug testing kits for the payment to the Company for kits that will not be re-sold by the retailer. The Company recognized a gain of $137,000 relating to this settlement, which is included in other income. The decrease in 2001 is largely the result of a $200,000 legal settlement received by the Company from a breach of contract dispute with a third party administrator in 2000. The remainder of other income represented interest earned on cash equivalents. Although average investment balances increased during 2002 as compared to 2001, interest income decreased by $83,000 due to lower yields on average cash equivalent balances. Net interest income decreased by $136,000 in 2001 as compared to 2000, due to lower average cash equivalent balances along with decreased yields on these investments.

During 2002, the Company recorded a tax provision of $859,000, reflecting an effective tax rate of 40.6%, as compared with effective tax rates of 48.2% in 2001 and 41.3% in 2000. The higher effective tax rate for 2001 was due primarily to the impact of permanently non-deductible items, on a lower base of pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, the Company had $3.6 million of cash and cash equivalents, compared to $3.1 million at December 31, 2001. The Company's operating activities generated net cash of $2,436,000 in 2002, $2,466,000 in 2001 and $3,205,000 in 2000. Investing activities used $214,000 in 2002 and $591,000 in
2001, and generated $4,139,000 in 2000. Financing activities used $1,684,000 in 2002, $2,199,000 in 2001 and $4,809,000 in 2000.

Operating cash flow of $2,436,067 in 2002 principally reflects net income of $1,255,700 adjusted for depreciation and amortization of $1,142,089 as the change in operating assets and liabilities offset each other. Operating cash flow in 2002 was consistent with 2001 and less than 2000 due to a higher level of net income in 2000. The non-cash effect of depreciation and amortization expense in 2001 and 2000 was $1,268,000 and $1,277,000, respectively.

Capital expenditures in 2002 were $206,000, a decrease of $374,000 from 2001 expenditures of $580,000. The expenditures related principally to new equipment, including laboratory and computer equipment. The Company currently plans to make capital expenditures of approximately $700,000 in 2003, primarily in connection with the purchase of additional laboratory and computer equipment. The Company believes that within the next two to four years it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $4 million, which the company expects to fund primarily through its operating cash flows.

During 2002, the Company repurchased a total of 45,000 shares for treasury at an aggregate cost of $442,000. During 2001, the Company repurchased a total of 32,339 shares for treasury at an aggregate cost of $505,000. During 2000, the Company repurchased a total of 71,650 shares for treasury at an aggregate cost of $1,418,000.

The Company distributed $1,262,000, $2,115,000 and $3,394,000 of cash dividends to its shareholders in 2002, 2001 and 2000, respectively.

Contractual obligations as of December 31, 2002 were as follows:

                            Less Than One                                            After 5
                                 Year            1-3 Years         4-5 years          Years               Total
                            ---------------     -------------    --------------    -------------    ------------------
Operating leases               $524,000           755,000               -                -           $ 1,279,000


         Purchase Commitment

The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier in exchange for variable annual payments based upon prior year purchases. Purchases amounted to $436,226 in 2002 and $494,672 in 2001. The Company expects to purchase approximately $438,000 in 2003. In exchange for exclusivity, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company's purchase commitments. This agreement does not include a fixed termination date, however, it is cancelable upon mutual agreement by both parties or six months after termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.

At December 31, 2002, the Company's principal sources of liquidity included $3.6 million of cash and cash equivalents. Management currently believes that such funds, together with future operating profits, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company's results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include joint ventures, issuance of common stock or debt financing. At December 31, 2002, the Company had no long-term debt. The Company has paid dividends over the past six years. The Company's current intention is to continue to declare dividends at the discretion of the Board of Directors.

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and rescinds Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit and disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its financial position or results of operations.

In December 2002, the FASB issued Statement of Accounting Standards No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of FASB Statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation beginning in annual periods ending after December 15, 2002. The requisite disclosures appear in Note 1 to the financial statements.

SFAS 148 also amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial statements. The Company currently does not intend to voluntarily change from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. The Company will provide the required disclosure about the effects on reported net income of the Company's accounting policy decisions with respect to stock-based employee compensation commencing with its interim financial statements for the three-month period ending March 31, 2003.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, (Interpretation No. 46) to clarify the conditions in which assets, liabilities and activities of another entity should be consolidated into a variable interest entity (including a special purpose entity such as that utilized in an accounts receivable securitization transaction) by a company that bears the majority of the risk of loss from the variable interest entity's activities, or is entitled to receive a majority of the variable interest entity's residual returns, or both. The provisions of Interpretation No. 46 are required to be adopted by the Company in fiscal year 2003. The Company does not believe the adoption of Interpretation No. 46 will have any impact on its overall financial position or results of operations.

In April 2002, the FASB issued Statement No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections. This statement eliminates extraordinary accounting for a gain or loss reported on the extinguishment of debt and amends other existing authoritative pronouncements to make technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this standard are effective for the Company with the beginning of fiscal 2003, however, the Company does not believe the adoption of this standard will have a material impact on its overall financial position or results of operations.

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

The financial statements are included in this report on pages F-1 through F-17.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Arthur Andersen LLP was dismissed as the Registrant's independent accountants effective as of the close of business on June 26, 2002. The decision to change accountants was recommended by the Audit Committee of the Registrant's Board of Directors, and approved by the full Board of Directors of the Registrant. On July 16, 2002, upon the recommendation of its Audit Committee, the Board of Directors of Psychemedics Corporation named Ernst & Young LLP as the Company's new independent auditors. During Psychemedics Corporation's fiscal years ended December 31, 2001 and 2000 and the subsequent interim period ended July 16, 2002, the Company did not consult with Ernst & Young LLP with respect to the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on Psychemedics Corporation's financial statements.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Following is a list that sets forth as of March 31, 2003 the names, ages and positions within the Company of all of the Executive Officers of the Company and the Directors of the Company. Each such director has been nominated for reelection at the Company's 2003 Annual Meeting, to be held on May 14, 2003 at 2:30 P.M. at the Charles Hotel, 1 Bennett Street, Cambridge, Massachusetts.

NAME                               AGE         POSITION
----                               ---         --------

Raymond C. Kubacki, Jr.             58         Chief Executive
                                               Officer, President,
                                               Director

A. Clinton Allen                    59         Chairman of the Board,
                                               Director


Peter C. Monson                     47         Chief Financial Officer, Vice
                                               President and Treasurer

William Thistle, Esq.               53         Senior Vice President,
                                               General Counsel

Michael I. Schaffer, Ph.D           58         Vice President,
                                               Laboratory Operations

William Dausey                      52         Vice President, Sales

Donald F. Flynn                     63         Director,
                                               Audit Committee member,
                                               Compensation Committee member

Walter S. Tomenson, Jr.             56         Director,
                                               Audit Committee member,
                                               Compensation Committee member

Fred J. Weinert                     55         Director,
                                               Audit Committee member,
                                               Compensation Committee member



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

Mr. Allen has been Chairman of the Board since March 28, 2002. Previously, he served as Vice Chairman. Mr. Allen has been a director of the Company since 1989. He is a director of Steinway Musical Instruments, Inc., Integrated Alarm Services Group, Inc. and Collectors Universe, Inc.

Mr. Monson has been the Company's Chief Financial Officer since March 2000. He has served as a Vice President, Treasurer of the Company since 1998. From 1996 until joining the Company, Mr. Monson was a financial consultant to several different companies, most recently with GTE Internetworking. From 1994 to 1996, Mr. Monson was Chief Financial Officer of Bet Systems, Inc. From 1991 to 1994, Mr. Monson was the Corporate Controller and Treasurer of Gamma International, Ltd., a publicly traded gaming company.

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

Dr. Schaffer joined the Company in 1999 as Vice President of Laboratory Operations. Prior to joining the Company, he served as Director of Toxicology, Technical Manager and Responsible Person for the Leesburg, Florida laboratory of SmithKline Beecham Clinical Laboratories, from 1990 to 1999. Dr. Schaffer has been an inspector for the Substance Abuse and Mental Health Services Administration's National Laboratory Certification Program since 1989. Dr. Schaffer was also a member of the Board of Directors of the American Board of Forensic Toxicologists from 1990 to 1999.

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

Mr. Tomenson has been Managing Director and Chairman of Client Development of Marsh, Inc. since 1998. From 1993 to 1998, he was chairman of FINPRO, the financial services division of Marsh, Inc. In addition, he is a member of the Board of Directors of Marsh, Inc. Mr. Tomenson is a Director of the Trinity College School Fund, Inc. He also serves on the Executive Council of the Inner-City Scholarship Fund. Mr. Tomenson has been a director of the Company since 1999.

Mr. Weinert is an entrepreneur whose current business activities are concentrated in real estate development, theatre and film development, and also in the cosmetic and fragrance industry in Latin America. He is CEO of Barrington Services Group Inc., Bella Firms LLC, and San Telmo Inc. For the past 18 years he has served on the Business Advisory Council for the University of Dayton. He is also a trustee of the Center for Excellence in Education based in Washington, DC. Mr. Weinert has been a director of the Company since 1991.

The information required by Item 405 of Regulation S-K will be set forth in the Proxy Statement of the Company relating to the 2003 Annual Meeting of Stockholders to be held on May 14, 2003 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2003 Annual Meeting of Stockholders to be held on May 14, 2003 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2003 Annual Meeting of Stockholders to be held on May 14, 2003 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2003 Annual Meeting of Stockholders to be held on May 14, 2003 and is incorporated herein by reference.

Item 14. Controls and Procedures

Within the 90 days prior to the date of this report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring the reporting of material information required to be included in the Company's periodic filings with the Securities and Exchange Commission. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


(a)   (1)      Financial Statements:                                    Page
                                                                        ----

               Report of Independent Auditors                           F-1

               Report of Independent Public Accountants                 F-2

               Balance Sheets as of December 31, 2002 and 2001          F-3

               Statements of Income for the Years
               Ended December 31, 2002, 2001 and 2000                   F-4

               Statements of Shareholders' Equity for the Years
               Ended December 31, 2002, 2001 and 2000                   F-5

               Statements of Cash Flows for the Years
               Ended December 31, 2002, 2001 and 2000                   F-6

               Notes to Financial Statements                            F-7

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

                                       PSYCHEMEDICS CORPORATION


                                       By:/s/ Raymond C. Kubacki, Jr.
                                          --------------------------------
                                       Raymond C. Kubacki, Jr.
                                       President and Chief Executive Officer


Date:     March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Raymond C. Kubacki, Jr.                          March 31, 2003
------------------------------------
Raymond C. Kubacki, Jr.
President and Chief Executive
Officer, Director
(Principal Executive Officer)

/s/ Peter C. Monson                                  March 31, 2003
------------------------------------
Peter C. Monson
Vice President, Chief Financial Officer & Treasurer
(Principal Financial and Accounting Officer)

/s/ A. Clinton Allen                                 March 31, 2003
--------------------------------------------
A. Clinton Allen
Director

/s/ Donald F. Flynn                                  March 31, 2003
--------------------------------------------
Donald F. Flynn
Director

/s/ Walter S. Tomenson, Jr.                          March 31, 2003
------------------------------------
Walter S. Tomenson, Jr.
Director

/s/ Fred J. Weinert                                  March 31, 2003
--------------------------------------------
Fred J. Weinert
Director


                                 CERTIFICATIONS



I, Raymond C. Kubacki, Jr., President and Chief Executive Officer of Psychemedics Corporation, certify that:


1.       I have reviewed this annual report on Form 10-K of Psychemedics
         Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 31, 2003          By: /s/ Raymond C. Kubacki, Jr.
                                     ----------------------------------
                                 Raymond C. Kubacki, Jr.
                                 President and Chief Executive Officer




I, Peter C. Monson, Vice President, Treasurer and Chief Financial Officer of Psychemedics Corporation, certify that:

1.       I have reviewed this annual report on Form 10-K of Psychemedics
         Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003                         By: /s/ Peter C. Monson
                                                  -------------------
                                              Peter C. Monson
                                              Vice President, Treasurer &
                                              Chief Financial Officer

                         Report of Independent Auditors

To the Board of Directors and
   Shareholders of Psychemedics Corporation:

     We have audited the accompanying balance sheet of Psychemedics Corporation as of December 31, 2002 and the related statements of income, shareholders' equity and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Psychemedics Corporation as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated February 4, 2002 expressed an unqualified opinion on those statements before the restatement adjustments described in Note 1.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Psychemedics Corporation at December 31, 2002 and the results of its operations and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

     As discussed above, the financial statements of Psychemedics Corporation as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 1, in 2002, the Company's Board of Directors approved a one-for-four reverse stock split, and all references to number of shares and per share information in the financial statements have been adjusted to reflect the stock split on a retroactive basis. We audited the adjustments that were applied to restate the number of shares and per share information reflected in the 2001 and 2000 financial statements. Our procedures included (a) agreeing the authorization for the one-for-four reverse stock split to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the restated number of shares, basic and diluted earnings per share and stock option information. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.

                                                  /s/ Ernst & Young LLP

Boston, Massachusetts
February 6, 2003

     This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the financial statements of Psychemedics Corporation as of December 31, 2001 and 2000 and each of the three years in the period ended December 31, 2001 included in the Annual Report on Form 10-K of Psychemedics Corporation for the fiscal year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with the filing of this Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The balance sheet as of December 31, 2000 and the statements of income, shareholders' equity and cash flows for the year ended December 31, 1999 related to this audit report have not been included in the financial statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2002. See
Exhibit 23.2 included in this Annual Report on Form 10-K for further discussion.


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



                                                        ARTHUR ANDERSEN LLP


Boston, Massachusetts
February 4, 2002


                                                PSYCHEMEDICS CORPORATION
                                                     BALANCE SHEETS
                                                                                                DECEMBER 31,
                                                                                    -------------------------------------
                                                                                          2002                2001
                                                                                    ------------------  ------------------
                                                         ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                             $ 3,648,913        $ 3,110,700
    Accounts receivable, net of allowance for doubtful accounts
      of $513,589 in 2002 and $544,244 in 2001                                              1,723,689          2,025,423
    Prepaid expenses and other assets                                                         512,587            804,185
    Deferred tax assets                                                                       393,920            471,028
                                                                                    ------------------  -----------------
       Total current assets                                                                 6,279,109          6,411,336

PROPERTY AND EQUIPMENT:
    Computer software                                                                       1,205,840          1,205,840
    Office furniture and equipment                                                          1,693,315          1,603,016
    Laboratory equipment                                                                    5,522,445          5,406,950
    Leasehold improvements                                                                    900,336            900,336
                                                                                    ------------------  -----------------
                                                                                            9,321,936          9,116,142
    Less - Accumulated depreciation and amortization                                      (7,828,602)        (6,753,733)
                                                                                    ------------------  -----------------
                                                                                            1,493,334          2,362,409
DEFERRED TAX ASSET                                                                             95,819             61,120
OTHER ASSETS                                                                                  214,412            273,518
                                                                                    ------------------  -----------------
                                                                                          $ 8,082,674        $ 9,108,383
                                                                                    ==================  =================

                                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                                        $ 337,703          $ 376,089
    Accrued expenses                                                                        1,015,509          1,207,032
    Deferred revenue                                                                          385,729            753,283
                                                                                    ------------------  -----------------
       Total current liabilities                                                            1,738,941          2,336,404

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $0.005 par value; 872,521 shares authorized
      and none outstanding                                                                          -                  -
    Common stock, $0.005 par value; 50,000,000 shares
      authorized, 5,658,430 shares in 2002 and 5,656,329
      shares in 2001 issued                                                                    28,292             28,281
    Paid-in capital                                                                        24,591,477         24,571,593
    Accumulated deficit                                                                  (10,331,194)       (10,324,621)
    Less - Treasury stock, at cost; 442,105 shares in 2002 and
      397,105 shares of Common Stock in 2001                                              (7,944,842)        (7,503,274)
                                                                                    ------------------  -----------------
       Total shareholders' equity                                                           6,343,733          6,771,979
                                                                                    ------------------  -----------------
                                                                                          $ 8,082,674        $ 9,108,383
                                                                                    ==================  =================





   The accompanying notes are an integral part of these financial statements.


                                                PSYCHEMEDICS CORPORATION
                                                  STATEMENTS OF INCOME

                                                                                 YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------------------------------

                                                                     2002                  2001                   2000
                                                             -------------------   -------------------    -------------------


REVENUE                                                             $ 16,068,130          $ 15,730,106            $ 19,219,700
COST OF REVENUE                                                        7,018,820             7,815,019               8,895,148
                                                             -------------------   -------------------    --------------------
     Gross profit                                                      9,049,310             7,915,087              10,324,552

OPERATING EXPENSES:
     General and administrative                                        3,010,039             3,128,280              3,288,951
     Marketing and selling                                             3,745,178             3,855,429              4,130,197
     Research and development                                            358,095               608,186                475,700
                                                             -------------------   -------------------    -------------------
                                                                       7,113,312             7,591,895              7,894,848
                                                             -------------------   -------------------    -------------------
     Income from operations                                            1,935,998               323,192              2,429,704

OTHER INCOME
     Interest income                                                      42,213               125,333                261,644
     Other income                                                        136,489                     -                200,000
                                                              -------------------   -------------------    -------------------
                                                                         178,702               125,333                461,644

INCOME BEFORE PROVISION
     FOR INCOME TAXES                                                  2,114,700               448,525              2,891,348
PROVISION FOR INCOME TAXES                                               859,000               216,000              1,192,750
                                                              ------------------   -------------------    -------------------

NET INCOME                                                          $  1,255,700          $    232,525            $ 1,698,598
                                                              ==================   ===================    ===================

BASIC NET INCOME PER SHARE                                          $       0.24          $       0.04            $      0.32
                                                              ==================   ===================    ===================

DILUTED NET INCOME PER SHARE                                        $       0.24          $       0.04            $      0.32
                                                              ==================   ===================    ===================

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING, BASIC                                                5,258,629             5,285,207              5,306,069
                                                              ==================    ===================    ===================

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING, DILUTED                                              5,282,165             5,336,572              5,374,218
                                                              ==================   ===================    ===================



   The accompanying notes are an integral part of these financial statements.


                                                PSYCHEMEDICS CORPORATION
                                           STATEMENTS OF SHAREHOLDERS' EQUITY


                                    COMMON STOCK                                     TREASURY STOCK
                                 ----------------------                          -----------------------
                                             $0.005      PAID-IN     ACCUMULATED                          RECEIVABLE
                                 SHARES     PAR VALUE    CAPITAL       DEFICIT    SHARES       COST      FROM OFFICER      TOTAL
                                 --------------------------------------------------------------------------------------------------

BALANCE, December 31, 1999       5,653,110   $ 28,265  $ 24,499,782 $ (6,746,157)   293,116 $(5,580,293)  $ (395,670)   $11,805,927

   Compensation expense from
       issuance of options               -          -        30,401            -          -           -            -         30,401
   Payments on receivable from
       officer                           -          -             -            -          -           -        4,051          4,051
   Cash dividends declared
   ($0.64
       per share)                        -          -             -   (3,394,333)         -           -            -     (3,394,333)
   Acquisition of treasury stock         -          -             -            -     71,650  (1,418,474)           -     (1,418,474)
   Net income                            -          -             -    1,698,598          -           -            -      1,698,598
                                 ---------------------------------------------------------------------------------------------------
BALANCE, December 31, 2000       5,653,110     28,265                               364,766  (6,998,767)                  8,726,170
                                                         24,530,183   (8,441,892)                           (391,619)

   Exercise of stock options,
       including tax benefits
   of
       non-qualified stock
   options                           3,219         16        38,900            -          -           -            -         38,916
   Compensation expense from
       issuance of options               -          -         2,510            -          -           -            -          2,510
   Reduction of receivable from
       officer                           -          -             -            -          -           -      391,619        391,619
   Cash dividends declared
   ($0.40
       per share)                        -          -             -   (2,115,254)         -           -            -     (2,115,254)
   Acquisition of treasury stock         -          -             -            -     32,339    (504,507)           -       (504,507)
   Net income                            -          -             -      232,525          -           -            -        232,525
                                 ---------------------------------------------------------------------------------------------------
BALANCE, December 31, 2001       5,656,329     28,281                (10,324,621)   397,105  (7,503,274)                  6,771,979
                                                         24,571,593                                                -

   Exercise of stock options         2,261         11        21,712            -          -           -            -         21,723
   Repurchase and retirement of
       Fractional shares             (160)          -        (1,828)           -          -           -            -         (1,828)
   Cash dividends declared
   ($0.24
       per share)                        -          -             -   (1,262,273)         -           -            -     (1,262,273)
   Acquisition of treasury stock         -          -             -            -     45,000    (441,568)           -       (441,568)
   Net income                            -          -             -    1,255,700          -           -            -      1,255,700
                                 --------------------------------------------------------------------------------------------------
BALANCE, December 31, 2002       5,658,430   $ 28,292    24,591,477 $(10,331,194) $ 442,105 $(7,944,842   $        -   $  6,343,733
                                 =====================================================================================-=============



   The accompanying notes are an integral part of these financial statements.


                                                PSYCHEMEDICS CORPORATION
                                                STATEMENTS OF CASH FLOWS

                                                                                     YEARS ENDED DECEMBER 31,
                                                                    --------------------------------------------------------------
                                                                           2002                 2001                  2000
                                                                    -------------------  --------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $  1,255,700           $   232,525          $ 1,698,598
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                            1,142,089             1,267,507            1,276,631
    Compensation expense from issuance of options                                    -                 2,510               30,401
    Deferred income taxes                                                       42,409              (170,241)            (191,675)
    Tax benefit associated with exercise of options                                  -                10,101                    -
    Changes in current assets and liabilities:
      Accounts receivable                                                      301,734               962,762              231,325
      Prepaid expenses and other current assets                                291,598                46,944              155,250
      Accounts payable                                                         (38,386)              (55,757)             (80,734)
      Accrued expenses                                                        (191,523)               52,887              311,355
      Deferred revenue                                                        (367,554)              116,979             (225,784)
                                                                    ------------------   -------------------   ------------------
       Net cash provided by operating activities                             2,436,067             2,466,217            3,205,367

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                         (205,794)             (580,484)            (776,345)
  Increase in other assets                                                      (8,114)              (10,299)             (23,523)
  Net sales of short-term investments                                                -                     -            4,938,463
                                                                    ------------------   -------------------   ------------------
       Net cash provided by (used in) investing activities                    (213,908)             (590,783)           4,138,595


CASH FLOWS FROM FINANCING ACTIVITIES:
  Acquisition of treasury stock                                               (441,568)             (112,888)          (1,418,474)
  Proceeds from the exercise of stock options                                   21,723                28,815                    -
  Repurchase of fractional shares                                               (1,828)
  Proceeds from the receivable from officer                                          -                     -                4,051
  Dividends paid                                                            (1,262,273)           (2,115,254)          (3,394,333)
                                                                    ------------------   -------------------   ------------------
       Net cash used in financing activities                                (1,683,946)           (2,199,327)          (4,808,756)


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           538,213              (323,893)           2,535,206
CASH AND CASH EQUIVALENTS, beginning of year                                 3,110,700             3,434,593              899,387
                                                                    ------------------   -------------------   ------------------

CASH AND CASH EQUIVALENTS, end of year                                    $  3,648,913          $  3,110,700          $ 3,434,593
                                                                    ------------------   -------------------   ------------------

Supplemental Disclosure of Cash Flow Information:
       Cash paid for income taxes                                         $  1,177,135          $    371,332          $ 1,277,886
                                                                    ------------------   -------------------   ------------------
Supplemental Disclosure of Non-cash Transactions:
       Treasury stock acquired as settlement of
           receivable from officer                                        $          -          $    391,619          $         -
                                                                    ------------------   -------------------   ------------------





   The accompanying notes are an integral part of these financial statements.

                            PSYCHEMEDICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002



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

         Risks and Uncertainties

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

         Reverse Stock Split

In 2002, the Company's Board of Directors and shareholders approved a one-for-four reverse stock split. All common shares and per share amounts in the accompanying financial statements and notes thereto have been retroactively adjusted to reflect the reverse stock split.

         Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents consist of money market accounts at December 31, 2002 and 2001.

                            PSYCHEMEDICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

         Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the assets, using the straight-line method. The estimated useful lives of the assets are as follows:

   Computer software                5 years
   Office furniture and equipment   5 to 7 years
   Laboratory equipment             5 to 7 years
   Leasehold improvements           Lesser of term of lease or estimated
                                         useful life of leasehold improvements

The Company recorded depreciation and amortization of $1,074,869, $1,201,175 and $1,211,694 in 2002, 2001 and 2000, respectively.

         Other Assets

Other assets primarily consist of capitalized legal costs relating to patent applications on the Company's drug extraction method. The Company is amortizing the cost of these patents over 10 years from the date of grant. The Company recorded amortization of $67,220, $66,332 and $64,937 in 2002, 2001 and 2000,
respectively. The Company evaluates the realizability of its patents based on estimated cash flows to be generated from such assets as compared to the original estimates. To the extent an impairment is identified, the Company will recognize a write-down of the related assets. To date, no impairment has been identified. Accumulated amortization amounted to $347,474 and $280,254 at December 31, 2002 and 2001, respectively.

         Revenue Recognition

Revenues from the Company's services are generally recognized upon reporting of drug test results to the customer. At December 31, 2002 and 2001, the Company had deferred revenue of approximately $386,000 and $753,000, respectively, reflecting sales of its personal drug testing service for which the performance of the related test had not yet occurred.

During 2002, the Company recorded a settlement with a retailer of its personal drug testing kits for the payment to the Company for kits that will not be re-sold by the retailer. The Company recognized a gain of $136,489 relating to this settlement, which is included in other income.

         Income Taxes

The Company accounts for income taxes using the liability method, which requires the Company to recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences between the financial statement and tax reporting bases of assets and liabilities to the extent that they are realizable. Deferred tax expense (benefit) results from the net change in deferred tax assets and liabilities during the

                            PSYCHEMEDICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


year. A deferred tax valuation allowance is required if it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized.

         Research and Development Expenses

The Company charges all research and development expenses to operations as incurred.

         Concentration of Credit Risk and Off-Balance Sheet Risk

The Company has no significant off-balance-sheet or risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents in highly rated institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

         Stock-Based Compensation

The Company accounts for its stock compensation arrangements with employees under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

Statement of Financial Accounting Standards, (SFAS) No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. The Company has computed the value of options using the Black-Scholes option pricing model prescribed by SFAS No. 123.

The assumptions used and the weighted average information are as follows:

                                                   2002       2001       2000
                                                --------   ---------  ---------
Risk-free interest rates                          3.82%      4.56%      6.15%
Expected dividend yield                           1.9%       2.3%       3.3%
Expected lives                                   5 years   5 years     5 years
Expected volatility                              29.40%     42.22%     44.40%
Weighted average grant-date fair value of
   options granted during the period             $3.52      $6.96      $7.52


                            PSYCHEMEDICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


Consistent with SFAS No. 123, net (loss) income and basic and diluted net (loss) income per share would have been as follows:

                                               2002                  2001             2000
                                           ---------------       -------------    ------------
As reported -
  Net income                                 $ 1,255,700         $  232,525       $ 1,698,598
  Basic net income per share                 $      0.24         $     0.04       $      0.32
  Diluted net income per share               $      0.24         $     0.04       $      0.32
Pro forma -
  Net (loss) income                          $   947,804         $(175,116)       $   958,048
  Basic net income (loss) per share          $      0.18         $   (0.03)       $      0.18
  Diluted net income (loss) per share        $      0.18         $   (0.03)       $      0.18



Stock based compensation, net of tax, used to arrive at pro forma net income
(loss) amounted to $307,896 in 2002, $407,641 in 2001 and 788,450 in 2000. The
fair value of options granted in 2002, 2001 and 2000 was $3.52 per share, $6.98 per share and $7.54 per share, respectively.

         Basic and Diluted Net Income per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and dilutive common stock equivalents outstanding during the period. The number of dilutive common stock equivalents outstanding during the period has been determined in accordance with the treasury-stock method. Common equivalent shares consist of common stock issuable upon the exercise of outstanding options.

Basic and diluted weighted average common shares outstanding are as follows:


                                                   2002             2001               2000
                                             --------------    ----------------   ---------------
Weighted average common  shares
   outstanding                                 5,258,629          5,285,207         5,306,069
Dilutive common equivalent shares                 23,536             51,365            68,149
                                             --------------    ----------------   ---------------
Weighted average common  shares
   outstanding, assuming dilution              5,282,165          5,336,572         5,374,218
                                             ==============    ===============    ===============


For the years ending December 31, 2002, 2001, and 2000, options to purchase 411,211, 353,593 and 271,518 common shares, respectively, were outstanding but not included in the dilutive common equivalent share calculation as their effect would have been antidilutive.

                            PSYCHEMEDICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)



         Financial Instruments

Financial instruments principally consist of cash equivalents, accounts receivable and accounts payable. The estimated fair values of these financial instruments approximates their carrying values.

         Segment Reporting

The Company manages its operations as one segment, drug testing services. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company's principal operating segment. Substantially all of the Company's revenues are generated in the United States. All of the Company's assets are located in the United States.

         Reclassifications

Certain amounts in the financial statements of the prior years have been reclassified to conform to the current year presentation.

         Recent Accounting Pronouncements

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets in fiscal 2002, which requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. The adoption of SFAS No. 144 did not have any impact on the Company's results of operations in 2002.


In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and rescinds Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit and disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its financial position or results of operations.

In December 2002, the FASB issued Statement of Accounting Standards No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of FASB Statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, which the Company has included in Note 1 to the financial statements.

                            PSYCHEMEDICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


SFAS 148 also amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial statements. The Company currently does not intend to voluntarily change from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. The Company will provide the required disclosure about the effects on reported net income of the Company's accounting policy decisions with respect to stock-based employee compensation commencing with its interim financial statements for the three-month period ending March 31, 2003.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, (Interpretation No. 46) to clarify the conditions in which assets, liabilities and activities of another entity should be consolidated into a variable interest entity (including a special purpose entity such as that utilized in an accounts receivable securitization transaction) by a company that bears the majority of the risk of loss from the variable interest entity's activities, or is entitled to receive a majority of the variable interest entity's residual returns, or both. The provisions of Interpretation No. 46 are required to be adopted by the Company in fiscal year 2003. The Company does not believe the adoption of Interpretation No. 46 will have any impact on its overall financial position or results of operations.

In April 2002, the FASB issued Statement No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections. This statement eliminates extraordinary accounting for a gain or loss reported on the extinguishment of debt and amends other existing authoritative pronouncements to make technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this standard are effective for the Company with the beginning of fiscal 2003, however, the Company does not believe the adoption of this standard will have a material impact on its overall financial position or results of operations.

2.       Royalty Agreements

The Company has a royalty-free license from the founder for the proprietary rights to certain patented hair analysis technology used by the Company in its drug testing services. The Company has two agreements to sublicense its technology, which have not generated significant royalties to date.

                            PSYCHEMEDICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)



3. Income Taxes

The income tax provision consists of the following:


                         2002                 2001                2000
                  ------------------     ---------------     --------------
Current -
   Federal                $ 766,198           $ 300,000         $1,071,000
   State                    135,211              86,000            314,000
                  ------------------     ---------------     --------------
                            901,409             386,000          1,385,000
                  ------------------     ---------------     --------------
Deferred -
   Federal                  (36,048)           (132,000)          (149,000)
   State                     (6,361)            (38,000)           (43,000)
                  ------------------     ---------------     --------------
                            (42,409)           (170,000)          (192,000)
                  ------------------     ---------------     --------------

                          $ 859,000           $ 216,000         $1,193,000
                  ==================     ===============     ==============


A reconciliation of the effective rate with the federal statutory rate is as follows:

                                                 2002       2001         2000
                                              ---------  ----------  ----------
Federal statutory rate                          34.0%       34.0%        34.0%
State income taxes, net of federal benefit        6.0         6.0          6.0
Utilization of tax credits                      (1.2)           -         (1.5)
Permanent differences                             1.8         8.2          2.8
                                              ---------  ----------  ----------
Effective tax rate                              40.6%       48.2%        41.3%
                                              =========  ==========  ==========

The components of the net deferred tax assets included in the accompanying balance sheets are as follows at December 31,:

                                                     2002               2001
                                                --------------    -------------
Deferred tax assets:
  Deferred revenue                                  $ 154,292        $ 301,314
  Allowance for doubtful accounts                     205,436          217,697
  Excess of book over tax depreciation and
      amortization                                     95,819           61,120
  Accrued expenses                                     57,083           51,152
  Other                                                21,433           10,464
                                                --------------    -------------
                                                      534,063          641,747
Deferred tax liabilities:
  Prepaid expenses                                     44,324          109,599
                                                --------------    -------------
                                                    $ 489,739        $ 532,148
                                                ==============    =============

4.       Preferred Stock

The Company's bylaws provide for, and the Board of Directors and stockholders authorized, 872,521 shares of $0.005 par value preferred stock. The Board of Directors has the authority to issue such shares in one or more series and to fix the relative rights and preferences without vote or action by the stockholders. The Board of Directors has no present plans to issue any shares of preferred stock.

                            PSYCHEMEDICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


5.       Stock Options

The Company has various stock option plans under which options to acquire shares of the Company's common stock may be granted to directors, officers and certain employees of the Company. Options granted under the plans may be either non-qualified or incentive stock options and are granted at a price that is not less than the fair market value of the common stock at the date of grant. These options have lives of five or ten years and vest over periods up to four years.

A summary of stock option activity is as follows (in thousands, except per share amounts):

                                                            Weighted Average
                                              Number of    Exercise Price Per
                                               Shares            Share
                                            -----------    --------------------
Outstanding, December 31, 1999                     435                  $17.48
   Granted                                          86                   19.92
   Terminated                                       (5)                  18.88
                                            -----------
Outstanding, December 31, 2000                     516                   17.84
                                            -----------
   Granted                                          19                   19.24
   Exercised                                        (3)                   8.96
   Terminated                                      (21)                  26.40
                                            -----------
Outstanding, December 31, 2001                     511                   17.60
                                            -----------
   Granted                                          51                   13.66
   Exercised                                        (2)                   9.61
   Terminated                                      (12)                  18.36
                                            -----------
Outstanding, December 31, 2002                     548                  $17.25
                                            ===========    ====================
Exercisable, December 31, 2002                     448                  $17.46
                                            ===========    ====================
Exercisable, December 31, 2001                     398                  $17.16
                                            ===========    ====================
Exercisable, December 31, 2000                     346                  $17.04
                                            ===========    ====================

The following table summarizes information about stock options outstanding at December 31, 2002 (in thousands, except per share amounts):



                                        Options Outstanding                             Options Exercisable
                       -------------------------------------------------------   ----------------------------------
                                         Weighted Average        Weighted                             Weighted
                          Number            Remaining             Average            Number            Average
                            of           Contractual Life     Exercise Price           of          Exercise Price
Exercise Price Range      Shares            (in years)           Per Share           Shares           Per Share
---------------------  ---------------  -------------------   ----------------   ----------------  ----------------
       $7.40                       52          0.93                     $7.40                 52             $7.40
   11.28 - 14.32                  146          4.62                     12.52                 95             11.91
   17.12 - 24.88                  340          5.67                     20.47                291             20.70
       28.24                       10          4.20                     28.24                 10             28.24
                       ---------------                        ----------------   ----------------   ---------------
                                  548                                  $17.25                448            $17.46

                            PSYCHEMEDICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)



In 2000, the Company granted options to purchase 5,000 common shares to a non-employee that vested ratably over a year. The Company accounts for stock-based awards granted to non-employees under Emerging Issues Task Force
(EITF) 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Connection with Selling, Goods, or Services. Under EITF 96-18, the fair value of the stock options is charged to operations over the performance period (vesting period). The Company recognized $2,510 and $30,401 of stock-based compensation expense during the years ended December 31, 2001 and 2000, respectively, which was included in general and administrative expenses in the respective statements of income. The Company did not grant any stock options to non-employees (other than non-employee directors) during 2002 or 2001.

6.       Prepaid Expenses and other Assets

Prepaid expenses and other assets consist of the following:

                                                    December 31,
                                      -----------------------------------------
                                             2002                 2001
                                      -------------------    ------------------
    Laboratory supplies                $     228,893         $   364,985
    Prepaid commissions                       97,385             251,816
    Prepaid rent                              40,091              37,832
    Prepaid insurance                         13,427              44,739
    Other prepaid expenses                   132,791             104,813
                                      -------------------  --------------------
                                       $     512,587         $   804,185
                                      ===================  ====================

7.       Commitments and Contingencies

         Commitments

The Company leases certain of its facilities and equipment under operating lease agreements expiring on various dates through December 2006. Total minimum lease payments, including scheduled increases, are charged to operations on the straight-line basis over the life of the respective lease. Rent expense was approximately $568,000 in 2002, $533,000 in 2001 and $529,000 in 2000,
respectively.

At December 31, 2002, minimum commitments remaining under lease agreements were approximately as follows:

                                                              Amount
                                                          -------------
         Years Ending December 31:
                  2003                                    $   524,000
                  2004                                        377,000
                  2005                                        378,000
                                                         ------------
                                                           $1,279,000

                            PSYCHEMEDICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)



         Purchase Commitment

The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier in exchange for variable annual payments based upon prior year purchases. Purchases amounted to $436,226 in 2002 and $494,672 in 2001. The Company expects to purchase approximately $438,000 in 2003. In exchange for exclusivity, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company's purchase commitments. This agreement does not include a fixed termination date, however, it is cancelable upon mutual agreement by both parties or six months after termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.

         Contingencies

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. The Company believes that although there can be no assurance as to the disposition of these proceedings, based upon information available to the Company at this time, the expected outcome of these matters would not have a material impact on the Company's results of operations or financial condition.

8.       Employee Benefit Plan

The Psychemedics Corporation 401(k) Savings and Retirement Plan (the 401(k)
Plan) is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code. All employees over the age of 21 who have completed one year of service are eligible to make pre-tax contributions up to a specified percentage of their compensation. Under the 401(k) Plan, the Company may, but is not obligated to, match a portion of the employees' contributions up to a defined maximum. A matching contribution of $112,008, $115,355 and $112,339 was made in the years ended December 31, 2002, 2001 and 2000, respectively.

9.       Accrued Expenses

Accrued expenses consist of the following:

                                                       December 31,
                                          ---------------------------------
                                              2002                  2001
                                          ------------          -----------
Accrued payroll and employee benefits     $    466,336          $   397,662
Accrued taxes                                  179,734              498,308
Other accrued expenses                         369,439              311,062
                                          ------------         ------------
                                           $ 1,015,509          $ 1,207,032
                                           ===========          ===========

                            PSYCHEMEDICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)



10.      Valuation and Qualifying Accounts

A summary of the allowance for doubtful accounts is as follows:

                                       2002             2001            2000
                                    ----------      ----------      -----------
Balance, beginning of period        $ 544,244        $ 486,066       $ 312,169
Provision for doubtful accounts       107,525          113,500         176,500
Write-offs                           (138,180)         (55,322)         (2,603)
                                   -----------     ------------     -----------
Balance, end of period              $ 513,589        $ 544,244       $ 486,066
                                   -----------     ------------     -----------

11.      Selected Quarterly Financial Data (Unaudited)

The following are selected quarterly financial data for the years ended December 31, 2002 and 2001:

                                                                  Quarter Ended
                                 -----------------------------------------------------------------------------------
                                     March 31,            June 30,         September 30, 2002    December 31, 2002
                                        2002                2002
                                 -------------------  -------------------  -------------------  --------------------
Revenues                                $ 3,568,461          $ 4,792,903          $ 4,344,685           $ 3,362,081
Gross profit                              1,815,240            2,922,159            2,562,833             1,749,078
Income from operations                       88,837            1,071,436              730,842                44,883
Net income                                   52,434              638,294              434,511               130,461
Basic net income
   per share                                   0.01                 0.12                 0.08                  0.02
Diluted net income
   per share                                   0.01                 0.12                 0.08                  0.02


                                                                  Quarter Ended
                                 ------------------------------------------------------------------------------------
                                     March 31,             June 30,         September 30, 2001    December 31, 2001
                                        2001                 2001
                                 -------------------  --------------------  -------------------  --------------------
Revenues                                $ 4,064,323           $ 4,518,430          $ 3,955,117           $ 3,192,236
Gross profit                              2,011,260             2,514,349            1,981,025             1,408,453
Income (loss) from operations              (17,802)               532,195              184,411             (375,612)
Net income (loss)                             9,241               328,235              116,271             (221,222)
Basic net income (loss)
   per share                                      -                  0.06                 0.02                (0.04)
Diluted net income (loss)
   per share                                      -                  0.06                 0.02                (0.04)

                            PSYCHEMEDICS CORPORATION

                                      10-K

                                Index to Exhibits


Exhibit
Number                              Description



3                 Articles of Incorporation and By-Laws


3.1   Amended and Restated Certificate of Incorporation filed on August 1, 2002
      - (Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002).

3.2 By-Laws of the Company - (Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

4     Instruments Defining the Rights of Security Holders

4.1 Specimen Stock Certificate - (Incorporated by reference from the Registrant's Registration Statement on Form 8-A filed on July 31, 2002).

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

                            PSYCHEMEDICS CORPORATION

                                      10-K

                                Index to Exhibits


Exhibit
Number                              Description


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

10.6* 2000 Stock Option Plan, - (Incorporated by reference from the Registrant's
      Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002.)

23    Consents of Experts and Counsel

23.1  Consent of Ernst & Young LLP, Independent Auditors

23.2  Notice Regarding Consent of Arthur Andersen LLP

99    Additional Exhibits


99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002