Form 10-Q
period 2003-03-31
PSYCHEMEDICS CORP
filed 2003-05-13
CIK 806517

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2003

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

Yes    [  ]     No    [X ]

Number of shares outstanding of only class of Issuer’s Common Stock as of May 13, 2003: Common Stock $.005 par value (5,213,725 shares).

PSYCHEMEDICS CORPORATION

			Page No.

Part I FINANCIAL INFORMATION
	Item 1	Financial Statements (Unaudited)
		Condensed Balance Sheets as of March 31, 2003 and December 31, 2002	3
		Condensed Statements of Income for the three month periods ended March 31, 2003 and 2002	4
		Condensed Statements of Cash Flows for the three month periods ended March 31, 2003 and 2002	5
		Notes to Condensed Financial Statements	6-8
	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-12
	Item 3	Quantitative and Qualitative Disclosures about Market Risk	12
	Item 4	Controls and Procedures	12-13
Part II OTHER INFORMATION
	Item 6	Exhibits and Reports on Form 8-K	13
SIGNATURES			14
CERTIFICATIONS			15-17
EXHIBIT INDEX			18

PSYCHEMEDICS CORPORATION
CONDENSED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2003	2002

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,163,761	$3,648,913
Accounts receivable, net	1,975,273	1,723,689
Prepaid expenses and other assets	812,460	512,587
Deferred tax asset	393,920	393,920

Total current assets	6,345,414	6,279,109
PROPERTY AND EQUIPMENT:
Equipment and leasehold improvements, at cost	9,372,692	9,321,936
Less-accumulated depreciation and amortization	(8,052,741)	(7,828,602)

	1,319,951	1,493,334
DEFERRED TAX ASSET	95,819	95,819
OTHER ASSETS, NET	197,573	214,412

	$7,958,757	$8,082,674

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$587,215	$337,703
Accrued expenses	964,295	1,015,509
Deferred revenue	400,591	385,729

Total current liabilities	1,952,101	1,738,941
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.005 par value; 872,521 shares authorized; none issued or outstanding		—
Common stock; $0.005 par value; 50,000,000 shares authorized; 5,658,430 shares in 2003 and 2002 issued	28,292	28,292
Paid-in capital	24,591,477	24,591,477
Accumulated deficit	(10,643,953)	(10,331,194)
Less - Treasury stock, at cost; 444,705 shares in 2003 and 442,105 shares of Common Stock in 2002	(7,969,160)	(7,944,842)

Total shareholders’ equity	6,006,656	6,343,733

	$7,958,757	$8,082,674

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS
	ENDED MARCH 31,

	2003	2002

REVENUE	$3,657,567	$3,568,461
DIRECT COSTS	1,766,495	1,753,221

Gross profit	1,891,072	1,815,240

EXPENSES:
General and administrative	767,312	745,838
Marketing and selling	871,862	883,936
Research and development	83,734	96,629

	1,722,908	1,726,403

OPERATING INCOME	168,164	88,837
INTEREST INCOME	11,175	9,697

NET INCOME BEFORE INCOME TAXES	179,339	98,534
PROVISION FOR INCOME TAXES	75,000	46,100

NET INCOME	$104,339	$52,434

BASIC NET INCOME PER SHARE	$0.02	$0.01

DILUTED NET INCOME PER SHARE	$0.02	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,214,325	5,259,224

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, ASSUMING DILUTION	5,222,190	5,297,497

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS
	ENDED MARCH 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$104,339	$52,434
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	240,978	315,935
Changes in current assets and liabilities:
Accounts receivable	(251,584)	(328,365)
Prepaid expenses and other assets	(299,873)	(24,582)
Accounts payable	249,512	(47,543)
Accrued expenses	(51,214)	(52,526)
Deferred revenue	14,862	(63,196)

Net cash provided by (used in) operating activities	7,020	(147,843)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(50,756)	(9,280)
Increase in other assets - net	—	(8,114)

Net cash used in investing activities	(50,756)	(17,394)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(417,098)	(210,369)
Acquisition of treasury stock	(24,318)	—

Net cash used in financing activities	(441,416)	(210,369)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(485,152)	(375,606)
CASH AND CASH EQUIVALENTS, beginning of period	3,648,913	3,110,700

CASH AND CASH EQUIVALENTS, end of period	$3,163,761	$2,735,094

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS

March 31, 2003

1.	Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (the “Company”) as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003, or any other period.

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

The assumptions used and the weighted average information are as follows:

	Three Months Ended

	March 31,	March 31,
	2003	2002

Risk-free interest rates	2.82%	3.82%
Expected dividend yield	3.5%	1.9%
Expected lives	5 years	5 years
Expected volatility	36.35%	29.40%

Consistent with SFAS No. 123, net (loss) income and basic and diluted net (loss) income per share would have been as follows:

	Three Months Ended

	March 31,	March 31,
	2003	2002

As reported -
Net income	$104,339	$52,434
Basic net income per share	$0.02	$0.01
Diluted net income per share	$0.02	$0.01
Pro forma -
Net income (loss)	$53,970	$(17,113)
Basic net income (loss) per share	$0.01	$0.00
Diluted net income (loss) per share	$0.01	$0.00

Stock based compensation, net of tax, used to arrive at pro forma net income (loss) amounted to $50,369 and $69,547 for the three months ended March 31, 2003 and 2002, respectively. The fair value of options granted for the three months ended March 31, 2003 and 2002 was $2.85 per share and $3.51 per share, respectively.

4.	Basic and Diluted Net Income Per Share

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
Basic and diluted weighted average common shares outstanding are as follows:

	Three Months Ended

	March 31,	March 31,
	2003	2002

Weighted average common shares outstanding	5,214,325	5,259,224
Dilutive common equivalent shares	7,865	38,273

Weighted average common shares outstanding, assuming dilution	5,222,190	5,297,497

For the three months ended March 31, 2003 and 2002, options to purchase 455,805 and 339,410 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

5.	Revenue Recognition

Revenues from the Company’s services are generally recognized upon reporting of drug test results to the customer. At March 31, 2003 and December 31, 2002, the Company had deferred revenue of approximately $401,000 and $386,000, respectively, reflecting sales of its personal drug testing service for which the performance of the related test had not yet occurred.

6.	Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 was effective for fiscal years ending after December 15, 2002 and the Company complied with the disclosure guidance in its Annual Report filed on Form 10-K for the year ended December 31, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has provided the required disclosure about the effects on reported net income (loss) of the Company’s accounting policy decisions with respect to stock-based employee compensation.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company or statements made by its employees may contain “forward-looking” information which involves risks and uncertainties. In particular, statements contained in this report which are not historical facts (including but not limited to the Company’s expectations regarding revenues, business strategy, anticipated operating results, cash dividends and anticipated cash requirements) may be “forward looking” statements. The Company’s actual results may differ from those stated in any “forward looking” statements. Factors that may cause such differences include, but are not limited to, employee hiring practices of the Company’s principal customers, risks associated with the expansion of the Company’s sales and marketing network, market acceptance of the Company’s products, development of markets for new products and services offered by the Company, the economic health of principal customers of the Company, financial and operational risks associated with possible expansion of testing facilities used by the Company, government regulation (including, but not limited to, Food and Drug Administration regulations), competition and general economic conditions.

The Company undertakes no obligation to update any forward-looking statement, and investors are advised to review disclosures by the Company in our filings with the Securities and Exchange Commission. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. Therefore, investors should not consider the foregoing factors to be an exhaustive statement of all risks, uncertainties, or factors that could potentially cause actual results to differ.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on management’s assessment of the collectibility of its customer accounts. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

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

     Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, it may need to establish a valuation allowance, which could materially impact the Company’s financial position and results of operations. The Company does not believe any valuation allowance is necessary at this time given the level of pre-tax earnings over the past several years and its expected future earnings.

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

RESULTS OF OPERATIONS

Revenue was $3,657,567 for the three month period ended March 31, 2003 as compared to $3,568,461 for the comparable period of 2002, representing an increase of 2%. The increase in revenue for the first quarter of 2003 was due to an increase in testing volume, while the average revenue per sample remained relatively constant as compared to the comparable period of 2002. Although the Company added new customers in the first quarter of 2003, this new business was partially offset by lower volume from existing customers. The Company believes that this lower volume from existing customers is due largely to the continued current economic downturn as many existing clients experienced deep reductions in their new hires and the related number of their drug tests.

Gross margin was 52% of revenue for the three month period ended March 31, 2003, as compared to 51% for the comparable period of 2002. Reduced depreciation expense contributed to a decline in fixed costs for the three month period ending March

31, 2003 as compared to the year earlier period. Also, fixed and semi-variable direct costs were spread over a greater number of tests performed and average revenue per sample remained approximately the same for the three month period ended March 31, 2003, as compared to the same period of 2002.

General and administrative (“G&A”) expenses were $767,312 for the three month period ended March 31, 2003 as compared to $745,838 for the comparable period of 2002, representing an increase of 3%. The increase in general and administrative expenses was due to greater professional fees related to legal and accounting services, greater personnel costs and an increase in business insurance costs, partially offset by reduced professional fees related to strategic corporate development and a decrease in bad debt expense. All other general and administrative expenses remained relatively constant. As a percentage of revenue, G&A expenses represented 21% of revenues in both the first quarter of 2003 and the first quarter of 2002.

Marketing and selling expenses were $871,862 for the three month period ended March 31, 2003 as compared to $883,936 for the comparable period of 2002, a decrease of 1%. This decrease was primarily due to a reduction in selling expenses related to the Company’s personal drug testing kits while all other marketing and selling expenses remained relatively constant. Total marketing and selling expenses represented 24% of revenues in the first quarter of 2003 and 25% of revenues in the first quarter of 2002. The Company expects to continue to aggressively promote its drug testing services during the remainder of 2003 and in future years in order to expand its client base.

Research and development (“R&D”) expenses for the three month period ended March 31, 2003 decreased by $12,895 from the comparable period of the prior year to $83,734, a decrease of 13%. This decrease was primarily due to reduced personnel and consulting costs. As a percentage of revenue, R&D expenses decreased to 2% for the three months ended March 31, 2003 from 3% for the comparable period of 2003.

Interest income for the three month period ended March 31, 2003 increased by $1,478 as compared to the year earlier period and represented interest earned on cash equivalents. Greater average investment balances in the first quarter of 2003 as compared to the first quarter of 2002 caused the increase in interest income.

During the three months ended March 31, 2003, the Company recorded a tax provision of $75,000 reflecting an effective tax rate of 41.8% as compared to a tax provision of $46,100 and an effective tax rate of 46.8% for the three months ended March 31, 2002. The variation in the effective tax rate was due primarily to a decrease in non-deductible expenses for tax purposes on a higher base of income before tax in the first quarter of 2003 versus the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, the Company had approximately $3.2 million of cash and cash equivalents. The Company’s operating activities generated net cash of $7,020 in the three months ended March 31, 2003. Investing activities used $50,756 in the three month period while financing activities used a net amount of $441,416 during the period.

Operating cash flow of $7,020 principally reflected net income of $104,339 adjusted for depreciation and amortization of $240,978 offset by the net change in operating assets and liabilities.

Capital expenditures in the first three months of 2003 were $50,756. The expenditures primarily consisted of new equipment, including laboratory and computer equipment. The Company believes that within the next two to four years it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $4 million.

During the three month period ended March 31, 2003, the Company distributed $417,098 in cash dividends to its shareholders and repurchased a total of 2,600 shares of common stock for treasury at an aggregate cost of $24,318.

Contractual obligations as of March 31, 2003 were as follows:

	Less Than	1-3	4-5	After 5
	One Year	Years	years	Years	Total

Operating leases	$485,000	653,000	—	—	$1,138,000

At March 31, 2003, the Company’s principal sources of liquidity included an aggregate of approximately $3.2 million of cash and cash equivalents. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could potentially include joint ventures, issuances of common stock or debt financing, although the Company does not have any such plans at this time. At March 31, 2003, the Company had no long-term debt.

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

Psychemedics Corporation

Date: May 13, 2003	By: /s/ Raymond C. Kubacki, Jr.

Raymond C. Kubacki, Jr. President and Chief Executive Officer

Date May 13, 2003	By: /s/ Peter C. Monson

Peter C. Monson Vice President, Treasurer & Chief Financial Officer

CERTIFICATIONS

I, Raymond C. Kubacki, Jr., President and Chief Executive Officer of Psychemedics Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Psychemedics Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	By:	/s/ Raymond C. Kubacki, Jr.

Raymond C. Kubacki, Jr. President and Chief Executive Officer

I, Peter C. Monson, Vice President, Treasurer and Chief Financial Officer of Psychemedics Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Psychemedics Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	By: /s/ Peter C. Monson

Peter C. Monson Vice President, Treasurer & Chief Financial Officer

PSYCHEMEDICS CORPORATION
FORM 10-Q
March 31, 2003
EXHIBIT INDEX

Exhibit No.	Description

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002