Form 10-Q
period 2003-06-30
PSYCHEMEDICS CORP
filed 2003-08-14
CIK 806517

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________ to____________________

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

YES (  ) NO (X)

Number of shares outstanding of only class of Issuer’s Common Stock as of August 14, 2003: Common Stock $.005 par value (5,192,725 shares).

PSYCHEMEDICS CORPORATION

		Page No.

Part I FINANCIAL INFORMATION
Item 1	Financial Statements
	Condensed Balance Sheets as of June 30, 2003 and December 31, 2002	3
	Condensed Statements of Income for the three month periods ended June 30, 2003 and 2002	4
	Condensed Statements of Income for the six month periods ended June 30, 2003 and 2002	5
	Condensed Statements of Cash Flows for the six month periods ended June 30, 2003 and 2002	6
	Notes to Condensed Financial Statements	7-10
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-15
Item 3	Quantitative and Qualitative Disclosures about Market Risk	15
Item 4	Controls and Procedures	16
Part II OTHER INFORMATION
Item 1	Legal Proceeding	17
Item 4	Submission of Matters to a Vote of Security Holders	17
Item 6	Exhibits and Reports on Form 8-K	18
SIGNATURES		19
EXHIBIT INDEX		20

PSYCHEMEDICS CORPORATION
CONDENSED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2003	2002

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,249,134	$3,648,913
Accounts receivable, net	2,329,446	1,723,689
Prepaid expenses and other assets	743,181	512,587
Deferred tax asset	393,920	393,920

Total current assets	6,715,681	6,279,109
PROPERTY AND EQUIPMENT:
Equipment and leasehold improvements, at cost	9,424,490	9,321,936
Less-Accumulated depreciation and amortization	(8,259,481)	(7,828,602)

	1,165,009	1,493,334
DEFERRED TAX ASSET	95,819	95,819
OTHER ASSETS, NET	180,734	214,412

	$8,157,243	$8,082,674

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$540,382	$337,703
Accrued expenses	1,233,693	1,015,509
Deferred revenue	414,307	385,729

Total current liabilities	2,188,382	1,738,941
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.005 par value; 872,521 shares authorized; none issued or outstanding	—	—
Common stock; $0.005 par value; 50,000,000 shares authorized; 5,658,430 shares in 2003 and 2002 issued	28,292	28,292
Paid-in capital	24,591,477	24,591,477
Accumulated deficit	(10,662,270)	(10,331,194)
Less - Treasury stock, at cost; 447,005 shares in 2003 and 442,105 shares of Common Stock in 2002	(7,988,638)	(7,944,842)

Total shareholders’ equity	5,968,861	6,343,733

	$8,157,243	$8,082,674

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS
	ENDED JUNE 30,

	2003	2002

REVENUE	$4,266,767	$4,792,903
DIRECT COSTS	1,769,661	1,870,744

Gross profit	2,497,106	2,922,159
EXPENSES:
General and administrative	862,875	820,746
Marketing and selling	884,625	941,177
Research and development	76,666	88,800

	1,824,166	1,850,723
OPERATING INCOME	672,940	1,071,436
INTEREST INCOME	10,841	10,758

INCOME BEFORE PROVISION FOR INCOME TAXES	683,781	1,082,194
PROVISION FOR INCOME TAXES	285,000	443,900

NET INCOME	$398,781	$638,294

BASIC NET INCOME PER SHARE	$0.08	$0.12

DILUTED NET INCOME PER SHARE	$0.08	$0.12

DIVIDENDS DECLARED PER SHARE	$0.08	$0.04

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,213,572	5,259,720

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,219,402	5,288,180

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION

CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	SIX MONTHS
	ENDED JUNE 30,

	2003	2002

REVENUE	$7,924,334	$8,361,364
DIRECT COSTS	3,536,156	3,623,965

Gross profit	4,388,178	4,737,399
EXPENSES:
General and administrative	1,630,187	1,566,584
Marketing and selling	1,756,487	1,825,113
Research and development	160,400	185,429

	3,547,074	3,577,126
OPERATING INCOME	841,104	1,160,273
INTEREST INCOME	22,016	20,455

INCOME BEFORE PROVISION FOR INCOME TAXES	863,120	1,180,728
PROVISION FOR INCOME TAXES	360,000	490,000

NET INCOME	$503,120	$690,728

BASIC NET INCOME PER SHARE	$0.10	$0.13

DILUTED NET INCOME PER SHARE	$0.10	$0.13

DIVIDENDS DECLARED PER SHARE	$0.16	$0.08

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,213,946	5,259,473

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,220,721	5,293,342

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS
	ENDED JUNE 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$503,120	$690,728
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	464,557	634,191
Changes in operating assets and liabilities:
Accounts receivable	(605,757)	(1,098,437)
Prepaid expenses and other assets	(230,594)	51,895
Accounts payable	202,679	(79,805)
Accrued expenses	218,184	512,050
Deferred revenue	28,578	(70,740)

Net cash provided by operating activities	580,767	639,882
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(102,554)	(52,255)
Increase in other assets - net	—	(8,114)

Net cash used in investing activities	(102,554)	(60,369)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	—	21,723
Cash dividends paid	(834,196)	(420,739)
Acquisition of treasury stock	(43,796)	—

Net cash used in financing activities	(877,992)	(399,016)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(399,779)	180,497
CASH AND CASH EQUIVALENTS, beginning of period	3,648,913	3,110,700

CASH AND CASH EQUIVALENTS, end of period	$3,249,134	$3,291,197

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2003

1.    Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (the “Company”) as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three months and the six months ended June 30, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003, or any other period.

2.    Reverse Stock Split

On August 1, 2002, the Company effected a one-for-four reverse stock split. All common shares, common stock equivalents and per share amounts in the accompanying interim financial statements and footnotes have been retroactively adjusted to reflect the reverse stock split.

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

The assumptions used and the weighted average information are as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Risk-free interest rates range	2.5 – 2.8%	3.8%	2.5 – 2.8%	3.8%
Expected dividend yield range	3.5 – 3.7%	1.9%	3.5 – 3.7%	1.9%
Expected lives	5 years	5 years	5 years	5 years
Expected volatility range	36.26 – 36.35%	29.40%	36.26 – 36.35%	29.40%

Consistent with SFAS No. 123, net income and basic and diluted net income per share would have been as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

As reported -
Net income	$398,781	$638,294	$503,120	$690,728
Basic net income per share	$0.08	$0.12	$0.10	$0.13
Diluted net income per share	$0.08	$0.12	$0.10	$0.13
Pro forma -
Net income	$347,924	$561,294	$401,894	$544,181
Basic net income per share	$0.07	$0.11	$0.08	$0.10
Diluted net income per share	$0.07	$0.11	$0.08	$0.10

Stock based compensation, net of tax, used to arrive at pro forma net income amounted to $50,857 and $77,000 for the three months ended June 30, 2003 and 2002, respectively. Stock based compensation, net of tax, used to arrive at pro forma net income amounted to $101,226 and $146,547 for the six months ended June 30, 2003 and 2002, respectively. The fair value of options granted for the three months ended June 30, 2003 and 2002 was $2.72 per share and $3.53 per share, respectively. The fair value of options granted for the six months ended June 30, 2003 and 2002 was $2.82 per share and $3.52 per share, respectively.

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

Basic and diluted weighted average common shares outstanding were as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Weighted average common shares	5,213,572	5,259,720	5,213,946	5,259,473
Dilutive common stock options	5,830	28,460	6,775	33,869

Weighted average common shares outstanding, assuming dilution	5,219,402	5,288,180	5,220,721	5,293,342

For the three months ended June 30, 2003 and 2002, options to purchase 490,144 and 418,304 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive. For the six months ended June 30, 2003 and 2002, options to purchase 462,255 and 343,916 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

5.   Revenue Recognition

Revenues from the Company’s services are generally recognized upon reporting of drug test results to the customer. At June 30, 2003 and December 31, 2002, the Company had deferred revenue of approximately $414,000 and $386,000, respectively, reflecting sales of its personal drug testing service for which the performance of the related test had not yet occurred.

6.   Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS No. 148 amended SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 was effective for fiscal years ending after December 15, 2002 and the Company complied with the disclosure guidance in its Annual Report filed on Form 10-K for the year ended December 31, 2002. The interim disclosure provisions were effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has provided the required disclosure about the effects on reported net income (loss) of the Company’s accounting policy decisions with respect to stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46) to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. FIN No. 46 requires the consolidation of a variable interest entity by a company that bears the majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the variable interest entity’s residual returns or both. The provisions of FIN No. 46 are required to be adopted by the Company in fiscal 2003. The adoption of FIN No. 46 is not expected to have a material impact on the Company’s overall financial position or results of operations.

7.    Subsequent Event - Dividends

On August 5, 2003, the Company declared a quarterly dividend of $.08 per share, which will be paid on September 19, 2003 to shareholders of record on September 5, 2003.

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

The Company undertakes no obligation to update any forward-looking statement, and investors are advised to review disclosures by the Company in the Company’s filings with the Securities and Exchange Commission. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. Therefore, investors should not consider the foregoing factors to be an exhaustive statement of all risks, uncertainties, or factors that could potentially cause actual results to differ.

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

RESULTS OF OPERATIONS

Revenue was $4,266,767 for the three month period ended June 30, 2003 as compared to $4,792,903 for the comparable period of 2002, representing a decrease of 11%. Revenue was $7,924,334 for the six month period ended June 30, 2003 as compared to $8,361,364 for the comparable period of 2002, representing a decrease of 5%. The revenue decrease for the second quarter of 2003 and for the six months ended June 30, 2003 were due primarily to a decrease in testing volume, along with a decrease in the average revenue per sample of 1% for the three month period ended June 30, 2003 and for the six month period ended June 30, 2003 as compared to the year earlier periods. Although the Company added new customers in the first two quarters of 2003, this new business was partially offset by lower volume from existing customers. The Company believes that this lower volume from existing customers was due largely to the continued current economic downturn as many existing clients experienced deep reductions in their new hires and the related number of their drug tests.

Gross margin was 59% of revenue for the three month period ended June 30, 2003, as compared to 61% for the comparable period of 2002. Gross margin was 55% of revenue for the six month period ended June 30, 2003, as compared to 57% for the comparable period of 2002. The decrease in gross margin was due to moderate increases in labor and material costs, a decrease of 1% in average revenue per sample and a decrease in testing volume.

General and administrative (“G&A”) expenses were $862,875 for the three month period ended June 30, 2003 as compared to $820,746 for the comparable period of 2002, representing an increase of 5%. G&A expenses were $1,630,187 for the six months ended June 30, 2003 as compared to $1,566,584 for the comparable period of 2002, representing an increase of 4%. The increase in general and administrative expenses was due to greater professional fees related to legal and accounting services, greater personnel costs during the first quarter of 2003 and an increase in business insurance costs, partially offset by reduced professional fees related to strategic corporate development and a decrease in bad debt expense. Professional fees related to strategic corporate development increased during the three month period ended June 30, 2003 as compared to the three month period ended June 30, 2002, and decreased during the six month period ended June 30, 2003 as compared to the six month period ended June 30, 2002. All other general and administrative expenses remained relatively constant. As a percentage of revenue, G&A expenses increased to 20% for the three month period ended June 30, 2003 from 17% for the comparable period of 2002 and increased to 21% for the six months ended June 30, 2003 from 19% for the comparable period of 2002.

Marketing and selling expenses were $884,625 for the three month period ended June 30, 2003 as compared to $941,177 for the comparable period of 2002, a decrease of 6%. Marketing and selling expenses were $1,756,487 for the six month period ended June 30, 2003 as compared to $1,825,113 for the comparable period of 2002, a decrease of 4%. This decrease was primarily due to a reduction in selling expenses related to the Company’s personal drug testing kits while all other marketing and selling expenses remained relatively constant. Total marketing and selling expenses represented 21% of revenues in the second quarter of 2003 and 20% of revenues in the second quarter of 2002. Total marketing and selling expenses represented 22% of revenues for both six month periods ended June 30, 2003 and June 30, 2002, respectively. The Company expects to continue to aggressively promote its drug testing services during the remainder of 2003 and in future years in order to expand its client base.

Research and development (“R&D”) expenses for the three month period ended June 30, 2003 decreased by $12,134 from the comparable period of the prior year to $76,666, a decrease of 14%. Research and development (“R&D”) expenses for the six month period ended June 30, 2003 decreased by $25,029 from the comparable period of the prior year to $160,400, a decrease of 13%. This decrease was primarily due to reduced personnel and consulting costs. R&D expenses represented 2% of revenues for the three month periods and the six month periods ended June 30, 2003 and June 30, 2002, respectively.

Interest income for the three month period ended June 30, 2003 increased by $83 and increased by $1,561 for the six month period ended June 30, 2003 as compared to the comparable year earlier periods and represented interest earned on cash equivalents. Greater average investment balances in 2003 as compared to 2002 caused the increase in interest income.

During the three month period ended June 30, 2003, the Company recorded a tax provision of $285,000 reflecting an effective tax rate of 41.7% as compared to a tax provision of $443,900 reflecting an effective tax rate of 41.0% for the three month period ended June 30, 2002. During the six months ended June 30, 2003 and June 30, 2002, the Company recorded tax provisions of $360,000 and $490,000 representing effective tax rates of 41.7% and 41.5%, respectively. The variation in the effective tax rate was due primarily to the impact of permanently non-deductible items, on a lower base of pre-tax income for 2003.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, the Company had approximately $3.2 million of cash and cash equivalents. The Company’s operating activities generated net cash of $580,767 in the six months ended June 30, 2003. Investing activities used $102,554 in the six month period while financing activities used a net amount of $877,992 during the period.

Operating cash flow of $580,767 principally reflected net income of $503,120 adjusted for depreciation and amortization of $464,557 offset by the net change in operating assets and liabilities.

Capital expenditures in the first two quarters of 2003 were $102,554. The expenditures primarily consisted of new equipment, including laboratory and computer equipment. The Company believes that within the next three to four years it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $4 million.

During the six month period ended June 30, 2003, the Company distributed $834,196 in cash dividends to its shareholders and repurchased a total of 4,900 shares of common stock for treasury at an aggregate cost of $43,796. During the second quarter of 2003, the Company’s Board of Directors approved the purchase of up to 125,000 additional shares under the Company’s stock buyback program subject to market conditions.

Contractual obligations as of June 30, 2003 were as follows:

	Less Than	1-3	4-5	After 5
	One Year	Years	years	Years	Total

Operating leases	$566,908	603,655	—	—	$1,170,564

Purchase Commitment

The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier in exchange for variable annual payments based upon prior year purchases. Purchases amounted to $218,974 for the six months ended June 30, 2003 as compared to $218,113 for the comparable period of 2002, $436,226 in 2002 and $494,672 in 2001. The Company expects to purchase approximately $438,000 for all of 2003. In exchange for exclusivity, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company’s purchase commitments. This agreement does not include a fixed termination date, however, it is cancelable upon mutual agreement by both parties or six months after termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.

At June 30, 2003, the Company’s principal sources of liquidity included an aggregate of approximately $3.2 million of cash and cash equivalents. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could potentially include joint ventures, issuance of common stock or debt financing. At June 30, 2003, the Company had no long-term debt. The Company has paid dividends over the past six years. The Company’s current intention is to continue to declare dividends at the discretion of the Board of Directors.

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

Item 4.    Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring the reporting of material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

PART II OTHER INFORMATION

Item 1     Legal Proceeding

The Company is currently engaged in a dispute with R.N. Expertise, Inc., which has alleged that Psychemedics breached an agreement to allow R.N. Expertise, Inc. to collect hair test samples for testing by Psychemedics and that Psychemedics interfered with an advantageous business relationship. The case was originally filed on January 24, 2000 in the Circuit Court of Orange County, Florida. The plaintiff’s original and first amended complaint were both dismissed by the Court with leave to amend. In May 2001 the plaintiff filed a second amended complaint. The Company has been defending the case vigorously. Psychemedics has filed a motion for summary judgment, which is currently pending. If the motion is not granted, then the case is scheduled to go to trial in October 2003. The case is also scheduled for court-ordered mediation on August 16, 2003. Although the ultimate outcome cannot be determined, the Company believes the facts do not support the claims in this matter and the Company has meritorious defenses. In the opinion of management, resolution of this lawsuit is not expected to have a material adverse effect on the financial position of the Company. In the event of an unfavorable resolution, the Company’s earnings and cash flows in one or more future periods could be materially adversely affected.

Item 4.     Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Psychemedics Corporation was held on May 14, 2003 for the purpose of electing a board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitations.

Description and tabulation by the Company’s transfer agent of each matter voted upon at the Annual Meeting of Shareholders of Psychemedics Corporation held on May 14, 2003:

All of management’s nominees for directors, as listed in the proxy statement, were elected with the following votes:

Election of Directors.

	Number of Shares

	For	Withheld

Donald F. Flynn	3,254,474	1,397,834
Raymond C. Kubacki, Jr.	3,253,476	1,398,832
Walter S. Tomenson, Jr.	3,339,858	1,312,450
A. Clinton Allen	3,317,925	1,334,383
Fred J. Weinert	3,339,833	1,312,475

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

See Exhibit Index included at Page 18 of this Report

(b)	Reports on Form 8-K

On May 9, 2003, the Company filed a report on Form 8-K to report an event under Item 12.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation

Date: August 14, 2003	By:	/s/ Raymond C. Kubacki, Jr.

Raymond C. Kubacki, Jr. President and Chief Executive Officer

Date: August 14, 2003	By:	/s/ Peter C. Monson

Peter C. Monson Vice President, Treasurer & Chief Financial Officer

PSYCHEMEDICS CORPORATION
FORM 10-Q
June 30, 2003

EXHIBIT INDEX