Form 10-Q
period 2003-09-30
PSYCHEMEDICS CORP
filed 2003-11-05
CIK 806517

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2003

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

YES   (   )   NO   (X)

Number of shares outstanding of only class of Issuer’s Common Stock as of November 5, 2003: Common Stock $.005 par value (5,163,125 shares).

PSYCHEMEDICS CORPORATION

		Page No.

Part I FINANCIAL INFORMATION
Item 1	Financial Statements
	Condensed Balance Sheets as of September 30, 2003 and December 31, 2002	3
	Condensed Statements of Income for the three month periods ended September 30, 2003 and 2002	4
	Condensed Statements of Income for the nine month periods ended September 30, 2003 and 2002	5
	Condensed Statements of Cash Flows for the nine month periods ended September 30, 2003 and 2002	6
	Notes to Condensed Financial Statements	7-10
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-14
Item 3	Quantitative and Qualitative Disclosures about Market Risk	14
Item 4	Controls and Procedures	15
Part II OTHER INFORMATION
Item 1	Legal Proceeding	15
Item 6	Exhibits and Reports on Form 8-K	15
SIGNATURES		16
EXHIBIT INDEX		17

PSYCHEMEDICS CORPORATION
CONDENSED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,082,218	$3,648,913
Accounts receivable, net	2,410,390	1,723,689
Prepaid expenses and other assets	560,502	512,587
Deferred tax asset	393,920	393,920

Total current assets	6,447,030	6,279,109
PROPERTY AND EQUIPMENT:
Equipment and leasehold improvements, at cost	9,428,118	9,321,936
Less-Accumulated depreciation and amortization	(8,445,057)	(7,828,602)

	983,061	1,493,334
DEFERRED TAX ASSET	95,819	95,819
OTHER ASSETS, NET	163,895	214,412

	$7,689,805	$8,082,674

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$372,454	$337,703
Accrued expenses	1,267,698	1,015,509
Deferred revenue	424,003	385,729

Total current liabilities	2,064,155	1,738,941
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.005 par value; 872,521 shares authorized; none issued or outstanding	—	—
Common stock; $0.005 par value; 50,000,000 shares authorized; 5,658,430 shares in 2003 and 2002 issued	28,292	28,292
Paid-in capital	24,591,477	24,591,477
Accumulated deficit	(10,726,613)	(10,331,194)
Less - Treasury stock, at cost; 480,105 shares in 2003 and 442,105 shares of Common Stock in 2002	(8,267,506)	(7,944,842)

Total shareholders’ equity	5,625,650	6,343,733

	$7,689,805	$8,082,674

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS
	ENDED SEPTEMBER 30,

	2003	2002

REVENUE	$4,166,055	$4,344,685
COSTS OF REVENUE	1,754,595	1,781,852

Gross profit	2,411,460	2,562,833

EXPENSES:
General and administrative	879,420	787,965
Marketing and selling	868,903	959,566
Research and development	70,265	84,460

	1,818,588	1,831,991

OPERATING INCOME	592,872	730,842
INTEREST INCOME	9,619	10,069

NET INCOME BEFORE INCOME TAXES	602,491	740,911
PROVISION FOR INCOME TAXES	252,000	306,400

NET INCOME	$350,491	$434,511

BASIC NET INCOME PER SHARE	$0.07	$0.08

DILUTED NET INCOME PER SHARE	$0.07	$0.08

DIVIDENDS DECLARED PER SHARE	$0.08	$0.08

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,193,447	5,261,379

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,197,795	5,277,456

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	NINE MONTHS
	ENDED SEPTEMBER 30,

	2003	2002

REVENUE	$12,090,389	$12,706,049
COSTS OF REVENUE	5,290,751	5,405,817

Gross profit	6,799,638	7,300,232

EXPENSES:
General and administrative	2,509,607	2,354,549
Marketing and selling	2,625,390	2,784,679
Research and development	230,665	269,889

	5,365,662	5,409,117

OPERATING INCOME	1,433,976	1,891,115
INTEREST INCOME	31,635	30,524

NET INCOME BEFORE INCOME TAXES	1,465,611	1,921,639
PROVISION FOR INCOME TAXES	612,000	796,400

NET INCOME	$853,611	$1,125,239

BASIC NET INCOME PER SHARE	$0.16	$0.21

DILUTED NET INCOME PER SHARE	$0.16	$0.21

DIVIDENDS DECLARED PER SHARE	$0.24	$0.16

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,207,038	5,260,116

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,212,852	5,288,225

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS
	ENDED SEPTEMBER 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$853,611	$1,125,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	666,972	886,830
Changes in current assets and liabilities:
Accounts receivable	(686,701)	(818,371)
Prepaid expenses and other current assets	(47,915)	81,595
Accounts payable	34,751	(38,584)
Accrued expenses	252,189	106,603
Deferred revenue	38,274	(80,909)

Net cash provided by operating activities	1,111,181	1,262,403

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(106,182)	(192,330)
Increase in other assets - net	—	(8,114)

Net cash used in investing activities	(106,182)	(200,444)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	—	19,895
Cash dividends paid	(1,249,030)	(841,644)
Acquisition of treasury stock	(322,664)	—

Net cash used in financing activities	(1,571,694)	(821,749)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(566,695)	240,210

CASH AND CASH EQUIVALENTS, beginning of period	3,648,913	3,110,700

CASH AND CASH EQUIVALENTS, end of period	$3,082,218	$3,350,910

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS

September 30, 2003

1. Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (the “Company”) as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three months and the nine months ended September 30, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003, or any other period.

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

The assumptions used and the weighted average information are as follows:

	Three Months Ended		Nine Months Ended

	September	September	September	September
	30, 2003	30, 2002	30, 2003	30, 2002

Risk-free interest rates range	3.1%	3.8%	2.5 - 3.1%	3.8%
Expected dividend yield range	3.9%	1.9%	3.5 - 3.9%	1.9%
Expected lives	5 years	5 years	5 years	5 years
Expected volatility range	34.49%	29.40%	34.49 - 36.35%	29.40%

Consistent with SFAS No. 123, net income and basic and diluted net income per share would have been as follows:

	Three Months Ended		Nine Months Ended

	September	September	September	September
	30,	30,	30,	30,
	2003	2002	2003	2002

Net income, as reported	$350,491	$434,511	$853,611	$1,125,239
Stock based compensation, net of tax	(49,954)	(73,734)	(146,599)	(213,748)

Pro forma net income	$300,537	$360,777	$707,012	$911,491

Income per share:
Basic, as reported	$0.07	$0.08	$0.16	$0.21

Diluted, as reported	$0.07	$0.08	$0.16	$0.21

Basic, pro forma	$0.06	$0.07	$0.14	$0.17

Diluted, pro forma	$0.06	$0.07	$0.14	$0.17

The fair value of options granted for the three months ended September 30, 2003 was $2.45 per share. No options were granted for the three months ended September 30, 2002. The fair value of options granted for the nine months ended September 30, 2003 and 2002 was $2.73 per share and $3.52 per share, respectively.

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

Basic and diluted weighted average common shares outstanding are as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Weighted average common shares	5,193,447	5,261,379	5,207,038	5,260,116
Dilutive common Equivalent shares	4,348	16,077	5,814	28,109

Weighted average common shares outstanding, assuming dilution	5,197,795	5,277,456	5,212,852	5,288,225

For the three months ended September 30, 2003 and 2002, options to purchase 449,094 and 428,605 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive. For the nine months ended September 30, 2003 and 2002, options to purchase 449,094 and 418,948 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

4. Revenue Recognition

Revenues from the Company’s services are generally recognized upon reporting of drug test results to the customer. At September 30, 2003 and December 31, 2002, the Company had deferred revenue of approximately $424,000 and $386,000, respectively, reflecting sales of its personal drug testing service for which the performance of the related test had not yet occurred.

5. Recent Accounting Pronouncements

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

In November 2002, the EITF finalized its consensus on EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21), which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Under EITF 00-21, revenue must be allocated to all deliverables regardless of whether an individual element is incidental or perfunctory. The Company adopted EITF 00-21 in the third quarter of 2003 and its adoption did not have any impact on the Company’s financial statements.

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

6. Subsequent Event - Dividends

On November 3, 2003, the Company declared a quarterly dividend of $.08 per share, which will be paid on December 19, 2003 to shareholders of record on December 5, 2003.

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

RESULTS OF OPERATIONS

Revenue was $4,166,055 for the three month period ended September 30, 2003 as compared to $4,344,685 for the comparable period of 2002, representing a decrease of 4%. The revenue decrease for the third quarter of 2003 was due primarily to a 1% decrease in testing volume, along with a decrease in the average revenue per sample of 3% for the three month period ended September 30, 2003 as compared to the year earlier period. Revenue was $12,090,389 for the nine month period ended September 30, 2003 as compared to $12,706,049 for the comparable period of 2002, representing a decrease of 5%. The revenue decrease for the nine months ended September 30, 2003 was due primarily to a 4% decrease in testing volume, along with a decrease in the average revenue per sample of 1% for the nine month period ended September 30, 2003 as compared to the year earlier period. Although the Company added new customers in the first three quarters of 2003, this new business was partially offset by lower volume from existing customers. The Company believes that this lower volume from existing customers was due largely to the continued current economic downturn as many existing clients experienced deep reductions in their new hires and the related number of their drug tests.

Gross margin was 58% of revenue for the three month period ended September 30, 2003, as compared to 59% for the comparable period of 2002. Gross margin was 56% for the nine months ended September 30, 2003 as compared to 57% for the comparable period of 2002. The decrease in gross margin was due to moderate increases in labor and material costs, along with the aforementioned decreases in average revenue per sample and testing volume.

General and administrative (“G&A”) expenses were $879,420 for the three month period ended September 30, 2003 as compared to $787,965 for the comparable period of 2002, representing an increase of 12%. The increase in general and administrative expenses for the three month period ended September 30, 2003 as compared to the year earlier period was due to greater professional fees related to legal and accounting services, an increase in business insurance costs and an increase in professional fees related to strategic corporate development, partially offset by a decrease in bad debt expense. G&A expenses were $2,509,607 for the nine months ended September 30, 2003 as compared to $2,354,549 for the comparable period of 2002, representing an increase of 7%. The increase in general and administrative expenses for the nine month period ended September 30, 2003 as compared to the year earlier period was due to greater professional fees related to legal and accounting services, an increase in business insurance costs and greater personnel costs during the first quarter of 2003, partially offset by a decrease in bad debt expense. All other general and administrative expenses remained relatively constant. As a percentage of revenue, G&A expenses increased to 21% in the third quarter of 2003 from 18% in the third quarter of 2002 and increased to 21% for the nine months ended September 30, 2003 from 19% for the comparable period of 2002.

Marketing and selling expenses were $868,903 for the three month period ended September 30, 2003 as compared to $959,566 for the comparable period of 2002, a decrease of 9%. Marketing and selling expenses were $2,625,390 for the nine months ended September 30, 2003 as compared to $2,784,679 for the year earlier period, representing a decrease of 6%. This decrease was primarily due to a reduction in customer service costs and selling expenses related to the Company’s personal drug testing kits while all other marketing and selling expenses remained relatively constant. As a percentage of revenue, marketing and selling expenses decreased to 21% for the three months ended September 30, 2003 from 22% in the third quarter of 2002 and remained at 22% for the nine month periods ended September 30, 2003 and 2002. The Company expects to continue to aggressively promote its drug testing services during the remainder of 2003 and in future years in order to expand its client base.

Research and development (“R&D”) expenses were $70,265 for the three month period ended September 30, 2003 as compared to $84,460 for the comparable period of 2002, a decrease of 17%. R&D expenses were $230,665 for the nine months ended September 30, 2003 as compared to $269,889 for the comparable period of 2002, representing a decrease of 15%. This decrease was primarily due to reduced personnel and consulting costs. R&D expenses represented 2% of revenues for the three month periods and the nine month periods ended September 30, 2003 and 2002.

Interest income decreased by $450 for the three month period ended September 30, 2003 and increased by $1,111 for the nine month period ended September 30, 2003 as compared to the year earlier periods. Interest income decreased for the three month period ended September 30, 2003 as compared to the year earlier period due to a decrease in average investment balances, partially offset by an increase in the yield on investment balances. Interest income increased for the nine month period ended September 30, 2003 as compared to the year earlier period due to an increase in the yield on investment balances, partially offset by a decrease in average investment balances.

During the three months ended September 30, 2003, the Company recorded a tax provision of $252,000 reflecting an effective tax rate of 41.8% as compared to a tax provision of $306,400 and an effective tax rate of 41.4% for the three months ended September 30, 2002. During the nine months ended September 30, 2003 and September 30, 2002, the Company recorded tax provisions of $612,000 and $796,400 representing effective tax rates of 41.8% and 41.4%, respectively. The variation in the effective tax rate was due primarily to the impact of permanently non-deductible items, on a lower base of pre-tax income for 2003.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, the Company had $3,082,218 of cash and cash equivalents. The Company’s operating activities generated net cash of $1,111,181 in the nine months ended September 30, 2003. Investing activities used $106,182 in the nine month period while financing activities used $1,571,694 during the period.

Operating cash flow of $1,111,181 principally reflected net income of $853,611 adjusted for depreciation and amortization of $666,972 offset by the net change in operating assets and liabilities.

Capital expenditures in the first three quarters of 2003 were $106,182. The expenditures primarily consisted of new equipment, including laboratory and computer equipment. The Company believes that within the next three to four years it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $4 million.

During the nine month period ended September 30, 2003, the Company distributed $1,249,030 in cash dividends to its shareholders and repurchased a total of 38,000 shares of common stock for treasury at an aggregate cost of $322,664.

Contractual obligations as of September 30, 2003 were as follows:

	Less Than	1-3	4-5	After 5
	One Year	Years	years	Years	Total

Operating leases	$559,738	469,110	—	—	$1,028,848

     Purchase Commitment

The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier in exchange for variable annual payments based upon prior year purchases. Purchases amounted to $328,547 for the nine months ended September 30, 2003 as compared to $327,168 for the comparable period of 2002, $436,226 in 2002 and $494,672 in 2001. The Company expects to purchase approximately $438,000 for all of 2003. In exchange for exclusivity, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company’s purchase commitments. This agreement does not include a fixed termination date, however, it is cancelable upon mutual agreement by both parties or six months after termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.

At September 30, 2003, the Company’s principal source of liquidity was $3,082,218 of cash and cash equivalents. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could potentially include joint ventures, issuance of common stock or debt financing. At September 30, 2003, the Company had no long-term debt. The Company has paid dividends over the past six years. The Company’s current intention is to continue to declare dividends at the discretion of the Board of Directors.

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

PART II OTHER INFORMATION

Item 1 Legal Proceeding

On October 24, 2003, a jury in Orange County, Florida ruled in favor of the Company on one count, and the Company received a directed verdict in its favor on the remaining count, in its dispute with R.N. Expertise, Inc. The plaintiff had alleged that Psychemedics breached an agreement to allow R.N. Expertise, Inc. to collect hair test samples for testing by Psychemedics and that Psychemedics interfered with an advantageous business relationship.

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

Psychemedics Corporation

Date: November 5, 2003	By: /s/ Raymond C. Kubacki, Jr.
Raymond C. Kubacki, Jr.
President and Chief Executive Officer

Date: November 5, 2003	By: /s/ Peter C. Monson
Peter C. Monson
Vice President, Treasurer &
Chief Financial Officer

PSYCHEMEDICS CORPORATION
FORM 10-Q
September 30, 2003
EXHIBIT INDEX