Form 10-K
period 2003-12-31
PSYCHEMEDICS CORP
filed 2004-03-30
CIK 806517

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 2003

Commission file number: 1-13738

PSYCHEMEDICS CORPORATION

(exact name of registrant as specified in its charter)

Delaware	58-1701987
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1280 Massachusetts Ave., Cambridge, MA	02138
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 617-868-7455

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.005 Par Value	American Stock Exchange
(Title of class)	(name of each exchange on which registered)

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

YES    (X)    NO    ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the registrant is an accelerated filer.

YES     ( )     NO     (X)

On June 30, 2003 the aggregate market value of the voting stock held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers, directors and 10% shareholders are “affiliates” of the Registrant) was $26,450,075. On March 24, 2004 5,126,907 shares of Common Stock, $.005 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III — Portions of the Registrant’s Proxy Statement relative to the 2003 Annual Meeting of Stockholders to be held on May 13, 2004.

PART I

The information provided by the Company in this Report may contain “forward-looking” information which involves risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as being applicable to all forward-looking statements wherever they appear in this report. The Company’s actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed in Item 7 below, as well as those discussed elsewhere herein.

NOTE: All share and per share amounts of the Common Stock of the Company referred to in this Annual Report have been adjusted to give effect to the Company’s 1 for 4 reverse stock split effected on August 1, 2002.

Item 1. Business

General

Psychemedics Corporation (“the Company”) is a Delaware corporation organized on September 24, 1986 to provide testing services for the detection of abused substances through the analysis of hair samples. The Company’s testing methods utilize a patented technology for performing immunoassays on enzymatically dissolved hair samples with confirmation testing by mass spectrometry.

The Company’s primary application of its patented technology is a testing service that screens for the presence of certain drugs of abuse in hair. The application of radioimmunoassay procedures using hair differs from the more widely used application of immunoassay procedures using urine samples. The Company’s tests can provide quantitative information which indicates the approximate amount of drug ingested as well as historical data which can show a pattern of individual drug use over a period of time. This information is useful to employers in both applicant and employee testing, to physicians, treatment professionals, law enforcement agencies, to schools, and to parents concerned about drug use by their children and to other individuals and entities engaged in any business where drug use is an issue. The Company provides commercial testing and confirmation by mass spectrometry using industry-accepted practices for cocaine, marijuana, PCP, methamphetamine, (including Ecstasy, which is difficult to detect in urine due to sporadic use patterns and rapid clearance from the body), and opiates (including heroin).

Testing services are currently performed at the Company’s laboratory at 5832 Uplander Way, Culver City, California. The Company’s services are marketed under the name RIAH (Radioimmunoassay of Hair), a registered service mark.

Development of Radioimmunoassay of Hair

The application of special radioimmunoassay procedures to the analysis of hair was initially developed in 1978 by the founders of the Company, Annette Baumgartner and Werner A. Baumgartner, Ph.D. The Baumgartners demonstrated that when certain chemical substances enter the bloodstream, the blood carries them to the hair where they become “entrapped” in the protein matrix in amounts roughly proportional to the amount ingested. The Company’s patented drugs of abuse testing procedure involves the direct analysis of liquefied hair samples by radioimmunoassay procedures utilizing special reagents and antibodies. The antibodies detect the presence of a specific drug or metabolite in the liquefied hair sample by reacting with the drug present in the sample solution and an added radioactive analog of the drug. The resulting antibody-drug complex is precipitated and analyzed. The amount of drug present in the sample is inversely proportional to the amount of radioactive analog in the precipitate. Results are then confirmed by Mass Spectrometry. Depending upon the length of head hair, the Company is able to provide historical information on drug use by the person from whom the sample was obtained. Head hair grows approximately 1.3 centimeters per month; a 3.9 centimeter head hair sample will reflect drug use patterns over the approximate three months prior to the collection of the sample. Another testing option involves sectional analysis of the head hair sample. In this procedure, the hair is sectioned lengthwise to approximately correspond to certain time periods. Each section corresponds to a time period, which allows the Company to provide information on patterns of drug use.

Validation of the Company’s Proprietary Testing Method

The process of analyzing human hair for the presence of drugs using the Company’s patented method has been the subject of numerous scientific field studies. Results from the studies that have been published or accepted for publication in scientific journals are generally favorable to the Company’s technology. These studies were performed with the following organizations: Citizens for a Better Community Court, Columbia University, Connecticut Department of Mental Health and Addictive Services, Koba Associates-DC Initiative, Harvard Cocaine Recovery Project, Hutzel Hospital, ISA Associates (Interscience America)-NIDA Workplace Study, University of California-Sleep State Organization, Maternal/Child Substance Abuse Project, Matrix Center, National Public Services Research Institute, Narcotic and Drug Research Institute, San Diego State University-Chemical Dependency Center, Spectrum Inc., Stapleford Centre (London), Task Force on Violent Crime (Cleveland, Ohio); University of Miami-Department of Psychiatry, University of Miami-Division of Neonatology, University of South Florida-Operation Par Inc., University of Washington, VA Medical Center-Georgia, U.S. Probation Parole-Santa Ana, and Wayne State University. The above studies include research in the following areas: effects of prenatal drug use, treatment evaluation, workplace drug use, the criminal justice system and epidemiology. Many of the studies have been funded by the National Institute of Justice or the National Institute on Drug Abuse (“NIDA”). Several hundred research articles written by independent researchers have been published supporting the general validity and usefulness of hair analysis.

Some of the Company’s customers have also completed their own testing to validate the Company’s proprietary hair testing method as a prelude to utilizing the Company’s services. These studies have consistently confirmed the Company’s superior detection rate compared to urinalysis testing. When the results from utilizing the Company’s patented hair testing method were compared to urine results in side-by-side evaluations, 3 to 10 times as many drug abusers were accurately identified with the Company’s proprietary method. In addition to these studies, the Company’s proprietary method is validated through the services it offers to the thousands of clients for whom it has performed testing.

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

The Company has received from the United States Food and Drug Administration (“FDA”) 510k clearance on all five of its assays used to test human hair for drugs of abuse. As of the date of this report, Psychemedics was the only company that has received FDA clearance for a five-drug panel test of hair samples for drugs of abuse. See Government Regulation.

Advantages of Using the Company’s Patented Method

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

In contrast to urinalysis testing, hair testing using the Company’s patented method can provide long-term historical drug use information resulting in a significantly wider “window of detection.” This “window” may be several months or longer depending on the length of the hair sample. The Company’s standard test offering, however, uses a 3.9 centimeter length head hair sample cut close to the scalp which measures use for approximately the previous three months.

This wider window of detection enhances the detection efficiency of hair analysis making it particularly useful in pre-employment testing. Hair testing not only identifies more drug users, but can also uncover patterns and severity of drug use (information most helpful in determining the scope of an individual’s involvement with drugs), while serving as a deterrent against the use of drugs. Hair testing using the Company’s patented method greatly reduces the incidence of “false negatives” associated with evasive measures typically encountered with urinalysis testing. Urinalysis test results are impacted adversely by excessive fluid intake prior to testing as well as adulteration of the sample. Moreover, a drug user who abstains from use for a few days prior to urinalysis testing can usually escape detection. Hair testing is effectively free of these problems, as it cannot be thwarted by evasive measures typically encountered with urinalysis testing. It is also attractive to customers since sample collection is typically performed under close supervision yet is less intrusive and less embarrassing for test subjects.

Hair testing using the Company’s patented method (with mass spectrometry confirmation) further reduces the prospects of error in conducting drug detection tests. Urinalysis testing is more susceptible to problems such as “evidentiary false positives” resulting from passive drug exposure (e.g. poppy seeds). To combat this problem, in federally mandated testing, the opiate cutoff levels for urine testing were raised 667% on December 1, 1998 and testing for the presence of a heroin metabolite, 6-AM, was required. These requirements, however, effectively reduced the detection time frame for confirmed heroin in urine down to several hours post-use. In contrast, the metabolite 6-AM is stable in hair and can be detected for months.

In the event a positive urinalysis test result is challenged, a test on a newly collected sample is not a viable remedy. Depending on the drug usage of the forewarned individual prior to the date of the newly collected sample, a re-test may yield a negative result when using urinalysis testing because of temporary abstention. In contrast, when the Company’s hair testing method is offered on a repeat hair sample the individual suspected of drug use cannot as easily affect the results because historical drug use data remain locked in the hair fiber.

When compared to other hair testing methods, not only are the Company’s assays the only five panel hair test assays cleared by the FDA (as of March 30, 2004, the date of the filing of this report), they also employ a unique patented method of enzyme digestion that the Company believes allows for the most efficient release of drugs from the hair without destroying the drugs.

Disadvantages of Hair Testing

There are some disadvantages of hair testing as compared to drug detection through urinalysis. Because hair starts growing below the skin surface, drug ingestion evidence does not appear in hair above the scalp until five to seven days after use.

Thus, hair testing is not suitable for determining impairment in “for cause” testing such as is done in connection with an accident investigation. It does, however, provide a drug history which can complement urinalysis information in “for cause” testing.

Currently, radioimmunoassay testing using hair samples under the Company’s patented method is only practiced by Psychemedics Corporation.

The Company’s prices for its tests are generally somewhat higher than prices for tests using urinalysis, but the Company believes that its superior detection rates provide more value to the customer. This pricing policy could, however, adversely impact the growth of the Company’s sales volume.

Patents

In 1994, the Company was issued its first patent, U.S. Patent No. 5,324,642 (the “642 Patent”). This patent pertains to the Company’s universal drug extraction procedure and immunoassay technology for the detection of drugs in hair specimens. Some of the research on the inventions covered by the 642 Patent was conducted at the Veteran’s Administration Hospital (“VA”). Therefore, the U.S. government has been granted a nonexclusive, irrevocable, royalty-free license to use the basic invention covered by the 642 Patent, for all governmental purposes. In 1995, the Company was granted an additional patent pertaining to the immuno chemical screening assay for marijuana, which is the most difficult drug to detect.

In 1996, the Company was issued its first European patent on the base hair analysis method. The Company was also issued a European patent in 1996 on another aspect of the Company’s technology, related to the use of detergents to enhance the hair digestion portion of the methodology.

In October 1998, the Japanese Patent Office informed the Company that it had allowed the pending Japanese patent application containing broad claims to the Company’s proprietary hair test for drugs of abuse.

In August 1999, the Canadian Patent Office issued the Company a patent containing broad claims to the Company’s proprietary basic hair analysis method.

In December 1999, the Company was issued European patents related to the analysis of marijuana analyte in hair. As a result of the issuance of this patent, national patents are in effect in Germany, France, Italy, the United Kingdom and Spain.

In February 2000, a third U.S. patent was issued which extends protection to yet another aspect of the Company’s methodology. This patent provides for the use of metal salt to deactivate certain reagents used in the method, thus enhancing efficiency.

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

In June 2003, a fifth U.S. patent was issued which covers the degradation of a keratin structure, a filtering of substances which may interfere with antibody probes, and the analysis of the digest to determine the identity and amount of the drug present.

Certain aspects of the Company’s hair analysis method are based on trade secrets owned by the Company. The Company’s ability to protect the confidentiality of these trade secrets is dependent upon the Company’s internal safeguards and upon the laws protecting trade secrets and unfair competition. In the event that patent protection or protection under the laws of trade secrets were not sufficient and the Company’s competitors succeeded in duplicating the Company’s products, the Company’s business could be materially adversely affected.

Target Markets

1. Workplace

The Company focuses its primary marketing efforts on the private sector, with particular emphasis on job applicant and employee testing.

Most businesses use drug testing to screen job applicants and employees. The most recent American Management Association (AMA) survey from 2001 indicated that 67% of surveyed firms were engaged in some form of drug testing. The prevalence of drug screening programs reflects a concern that drug use contributes to employee health problems and costs (increased absenteeism, workers’ compensation claims and reduced productivity, etc.) and in certain industries, safety hazards. It has been estimated that the cost to American businesses is more than $100 billion annually.

The principal criticism of employee drug testing programs centers on the effectiveness of the testing program. Most private sector testing programs use urinalysis. Such programs are susceptible to evasive maneuvers and the inability to obtain identical repeat samples in the event of a challenged result. An industry has developed over the Internet, and through direct mail, marketing a wide variety of adulterants, dilutants and devices to assist drug users in falsifying urine test results.

Moreover, scheduled tests such as pre-employment testing and some random testing programs provide an opportunity for many drug users to simply abstain in order to escape detection.

The Company presents its patented hair analysis method to potential clients as a better technology well suited to employer needs. Field studies and actual client results support the accuracy and effectiveness of the Company’s patented technology and its ability to detect varying levels of drug use. This information provides an employer with greater flexibility in assessing the scope of an applicant’s or an employee’s drug problem.

The Company performs a confirmation test of all presumptive positive results through mass spectrometry. The use of mass spectrometry is an industry accepted practice used to confirm positive drug test results of an initial screen. In an employment setting, mass spectrometry confirmation is typically used prior to the taking of any disciplinary action against an employee. The Company offers its clients a five-drug screen with mass spectrometry confirmation of cocaine, PCP, marijuana, methamphetamine (including Ecstasy), and opiates.

2. Schools

The Company currently has over 190 schools in 29 states and in several foreign countries as clients. The Company offers its school clients the same five-drug screen with mass spectrometry confirmation that is used with the Company’s workplace testing service.

3. Parents

The Company also offers a personal drug testing service, “PDT-90"®, for parents concerned about drug use by their children. It allows parents to collect a small sample from their child in the privacy of the home, send it to the Company’s laboratory and have it tested for drugs of abuse by the Company. The PDT-90 testing service uses the same patented method that is used with the Company’s workplace testing service.

4. Research

The list of research clients includes National Development and Research Institute; Connecticut Department of Mental Health and Addiction; The University of North Carolina at Chapel Hill; Yale University; The Research Institute of Addiction, Buffalo, NY; The University of Texas; The University of South Florida; The University of Toronto; Veterans Medical Research Foundation, San Diego, CA; and Columbia University.

Sales and Marketing

The Company markets its corporate drug testing services primarily through its own sales force. Sales offices are located in several major cities in the United States in order to facilitate communications with corporate employers. The Company markets its home drug testing service, PDT-90, through the Internet and retail distributors.

Competition

The Company competes directly with numerous commercial laboratories that test for drugs through urinalysis testing. Most of these laboratories, such as Laboratory Corporation of America and Quest Diagnostics, have substantially greater financial resources, market identity, marketing organizations, facilities, and numbers of personnel than the Company. The Company has been steadily increasing its base of corporate customers and believes that future success with new customers is dependent on the Company’s ability to communicate the advantages of implementing a drug program utilizing the Company’s patented hair analysis method.

The Company’s ability to compete is also a function of pricing. The Company’s prices for its tests are generally somewhat higher than prices for tests using urinalysis. However, the Company believes that its superior detection rates, coupled with the customer’s ability to test less frequently due to hair testing’s wider window of detection (several months versus approximately three days with urinalysis) provide more value to the customer. This pricing policy could, however, lead to slower sales growth for the Company.

Although other laboratories have begun offering hair testing, the Company is the only laboratory with FDA clearance for a five-drug panel test of hair samples for drugs of abuse. To date, no other laboratory engaged in hair testing has received approval or clearance from the FDA on all of its assays. Additionally, several of these laboratories that purport to test hair samples use a method that the Company presumes includes the use of a form of immunoassay procedures. The Company, however, does not believe that immunoassay testing of hair samples is as effective on a commercial basis without using the Company’s unique patented method, which allows for the efficient release of drugs from the hair through enzyme digestion without destroying the drugs.

Government Regulation

The Company is licensed as a clinical laboratory by the State of California as well as certain other states. All tests are performed according to the laboratory standards established by the Department of Health and Human Services, through the Clinical Laboratories Improvement Amendments (“CLIA”), and various state licensing statutes. Presently there are no other regulations required for the operation of a clinical laboratory in the State of California.

A substantial number of states regulate drug testing. The scope and nature of such regulations varies greatly from state to state and is subject to change from time to time. The Company addresses state law issues on an ongoing basis.

In 2000 the FDA issued regulations under the Federal Food, Drug and Cosmetic Act, as amended (the “FDC Act”) with respect to companies that market “drugs of abuse test sample collection systems”. Under the regulations, companies engaged in the business of testing for drugs of abuse using a test (screening assay) not previously recognized by the FDA are required to submit their assay to the FDA for recognition prior to marketing. In addition, the laboratory performing the tests is required to be certified by a recognized agency. The regulations included a transitional period in order for companies not immediately in compliance with the proposed requirements to obtain the necessary data they needed for submission to the FDA.

By May 3, 2002, the Company had received 510k clearance to market all five of its assays. As of the date of the filing of this report (March 30, 2004), the Company is the only laboratory using a full five-drug panel of FDA-cleared hair testing assays.

In December 2003, the FDA issued revised draft guidance for manufacturers of drug screening tests, clarifying the FDA’s position on laboratory and non-laboratory tests. The FDA indicated its intent to enforce the FDC Act.

The Drug Testing Advisory Board (“DTAB”) of the Substance Abuse and Mental Health Services Administration (“SAMHSA”) is promulgating new guidelines for mandatory testing in federal workplace programs. SAMHSA has included a Hair Testing Working Group to advise DTAB. This group is comprised of representatives in the drug-testing arena, including representatives from the Company. In the draft Mandatory Guidelines, hair is included as a specimen which may be collected. Should the final version of the federal guidelines remain substantially unchanged from the draft version, and eventually become incorporated into the Federal Register, then the federal workplace market, previously limited to only urine testing, will be available to the Company.

Research and Development

The Company is continuously engaged in research and development activities. During the years ended December 31, 2003, 2002 and 2001, $305,683, $358,095 and $608,186, respectively, were expended for research and development. The Company continues to perform research activities to develop new products and services and to improve existing products and services utilizing the Company’s proprietary technology. The Company also continues to evaluate methodologies to enhance its drug screening capabilities. Additional research using the Company’s proprietary technology is being conducted by outside research organizations through government-funded studies.

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

Additional research was conducted to evaluate the effectiveness of a methanol wash in comparison to the Company’s wash procedure, (which entails an isoproponal wash followed by multiple extended buffer washes), in removing, and accounting for, external contaminants on the hair. The study, which was published in October 2002, concluded that the Company’s extended wash, in conjunction with wash criteria, cut-off levels and metabolite identification, was a conservative policy in removing, and accounting for, external contamination, while short methanol washes were inadequate in that capacity.

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

Employees

As of December 31, 2003, the Company had 90 full-time equivalent employees, of whom two full-time employees were in research and development. None of the Company’s employees are subject to a collective bargaining agreement.

Available Information

The Company’s Internet website address is www.psychemedics.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available through its Internet website as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. The Company’s Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

The public may also read and copy any materials that the Company files with the SEC at the SEC’s website www.sec.gov, which contains reports, proxy and information statements and other information that all public companies file with the SEC. In addition, the public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information about the SEC’s Public Reference Room by calling 1-800-SEC-0330.

Item 2. Properties.

The Company maintains its corporate office and northeast sales office at 1280 Massachusetts Avenue, Cambridge, Massachusetts; the office is leased through September 2004.

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

Item 4. Submission of Matters To a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters.

The Company’s common stock is traded on the American Stock Exchange under the symbol “PMD”. As of March 15, 2004, there were 310 record holders of the Company’s common stock. The following table sets forth for the periods indicated the range of prices for the Company’s common stock as reported by the American Stock Exchange and dividends declared by the Company. The number of record owners was determined from our stockholder records maintained by our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security holders, dealers and clearing agencies. We believe that the number of beneficial owners of our common stock held by others as or in nominee names exceeds 2,000.

On August 1, 2002, the Company effected a one-for-four reverse stock split. All common shares and per share amounts herein have been retroactively adjusted to reflect the reverse stock split.

Calendar Period	High	Low	Dividends
2003
Fourth Quarter	$9.55	$7.85	$0.08
Third Quarter	$8.64	$7.95	$0.08
Second Quarter	$8.96	$8.10	$0.08
First Quarter	$9.45	$8.80	$0.08
2002
Fourth Quarter	$11.41	$9.15	$0.08
Third Quarter	$11.88	$10.80	$0.08
Second Quarter	$16.00	$11.20	$0.04
First Quarter	$16.80	$12.00	$0.04

The Company has paid dividends over the past seven years. It most recently declared a dividend in February 2004, which was paid in March 2004. The Company’s current intention is to continue to declare dividends to the extent funds are available and not required for operating purposes or capital requirements, and only then, upon approval by the Board of Directors. The Company declared dividends in excess of earnings during 2003 and 2001 as well as in certain other prior years based on its cash flow from operations and the level of cash on hand. There can be no assurance that in the future, the Company will declare dividends or dividends in excess of earnings.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2003 with respect to shares of the Company’s common stock that may be issued under the Company’s 2000 Stock Option Plan (the “2000 Stock Option Plan”).

The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans that are no longer in effect. Footnote (2) to the table sets forth the total number of shares of common stock issuable upon the exercise of options under the expired or discontinued plans as of December 31, 2003, and the weighted average exercise price of those options. No additional options may be granted under those expired or discontinued plans.

	Number of
	Securities to be
	issued upon	Weighted average	Number of
	exercise of	exercise price of	securities
	outstanding	outstanding	remaining
	options, warrants	options warrants	available for future
Plan category	and rights	and rights	issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	133,415	$15.92	366,585
Equity compensation plans not approved by security holders	0	0	0

Total	133,415	$15.92	366,585

(1)	Consists of the 2000 Stock Option Plan.

(2)	This table does not include information for stock option plans that have been discontinued or have expired. The Company’s 1989 Non-Qualified Stock Option Plan expired on September 22, 1999. The Company’s 1989 Employee Stock Option Plan was discontinued on May 11, 2000 in connection with the adoption of the 2000 Stock Option Plan. The Company’s 1991 Non-Qualified Stock Option Plan expired on June 12, 2001. As of December 31, 2003, a total of 306,428 shares of common stock were issuable upon the exercise of outstanding options under the discontinued or expired plans. The weighted average exercise price of outstanding options under all three plans is $17.69 per share. No additional options may be granted under these discontinued or expired plans.

Item 6. Selected Financial Data

	As of and for the Years Ended
	December 31,
	2003	2002	2001	2000	1999
		(In thousands, except for per share data)
Revenue	$15,995	$16,068	$15,730	$19,220	$19,623
Gross profit (1)	8,370	8,286	7,433	10,036	10,718
Income from operations	1,938	1,936	323	2,430	3,547
Net income	1,218	1,256	233	1,699	2,326
Basic net income per share	0.23	0.24	0.04	0.32	0.43
Diluted net income per share	0.23	0.24	0.04	0.32	0.42
Total assets	7,267	8,083	9,108	11,058	14,191
Working capital	3,786	4,540	4,075	5,523	8,184
Shareholders’ equity	5,111	6,344	6,772	8,726	11,806
Cash dividends declared per common share	$0.32	$0.24	$0.40	$0.64	$0.64

(1)	The Company has reclassified the cost of collecting hair samples from sales and marketing expenses to cost of services to permit comparison with the current year. This collection expense has traditionally been and continues to be one of the activities and responsibilities of the Company’s customer service department, and was included in sales and marketing expenses. The impact of this reclassification reduced gross profit by $763,000 in 2002, $482,000 in 2001, $289,000 in 2000 and $451,000 in 1999 and was offset by reduced sales and marketing expenses of $763,000 in 2002, $482,000 in 2001, $289,000 in 2000 and $451,000 in 1999, but had no effect on operating income and net income in each of these years.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company has been negatively impacted by the domestic hiring slump, considered by some to be the longest in over sixty years. Revenue was $16.0 million in 2003, virtually unchanged from 2002 revenue of $16.1 million, and 2% above 2001 revenue of $15.7 million. By maintaining tight controls over expenses, the Company reported net income of $0.23, $0.24 and $0.04 per share in 2003, 2002 and 2001, respectively. At December 31, 2003, the Company had $3.0 million of cash and cash equivalents. During 2003, the Company had operating cash flow of $2.1 million, distributed $1.7 million, or $0.32 per share, of cash dividends to its shareholders, and repurchased 141,692 shares for treasury at cost of $1.2 million. As of the date of this Report, the Company has paid thirty consecutive quarterly cash dividends.

Results of Operations

Revenue was $16.0 million in 2003, as compared to $16.1 million in 2002 and $15.7 million in 2001, representing a decrease of less than 1% in 2003 and an increase of 2% in 2002 versus revenue in the prior year. Testing volume, average revenue per sample and total revenue for 2003 were essentially flat as compared to 2002. The increase in revenue for 2002 was due to an increase in average revenue per sample (due primarily to an increase in sample collection revenue) while the testing volume remained relatively constant. The Company believes that the relatively unchanged testing volume in 2003, as compared to 2002 and 2001, is due largely to the continued weak job market, as many existing clients have not yet begun to rehire workers following the deep reductions in employment levels over the last couple of years. The Company, however, has continued to add approximately the same number of new clients in 2003 and 2002 at as it did in 2001.

Gross margin was 52% of revenues in 2003 and 2002 as compared to 47% of revenues in 2001. Since testing volume, average revenue per sample and total revenue for 2003 were essentially even as compared to 2002 and the Company continued to maintain strict cost controls, the gross margin for 2003 remained constant with 2002. The increase in gross margin in 2002 was due to average revenue per sample increasing by 2% and cost reductions, consisting primarily of reduced personnel expenses, at the Company’s laboratory.

General and administrative expenses increased by $297,000 to $3.3 million in 2003 from $3.0 million in 2002 and decreased by $118,000 to $3.0 million in 2002 from $3.1 million in 2001. The increase in general and administrative expenses for 2003 as compared to 2002 was due primarily to increased professional fees related to legal services along with an increase in business insurance costs, partially offset by a decrease in bad debt expense. The increase in legal services in 2003 was due primarily to expenses incurred in successfully defending a lawsuit. All other general and administrative expenses remained relatively constant. The decrease in general and administrative expenses for 2002 as compared to 2001 was due to reduced professional fees related to strategic corporate development and investor relations along with a decrease in travel expense, partially offset by greater personnel costs and an increase in business insurance costs. All other general and administrative expenses remained relatively constant. General and administrative expenses represented 21% of revenues in 2003 as compared to 19% of revenues in 2002 and 20% of revenues in 2001. The variation in general and administrative expenses as a percentage of revenues for 2003 and 2002, as compared to 2001, is primarily due to the factors previously discussed and a relatively constant revenue base for all three years.

Marketing and selling expenses decreased by $162,000 to $2.8 million in 2003 from $3.0 million in 2002 and decreased by $392,000 to $3.0 million in 2002 from $3.4 million in 2001. The decrease in marketing and selling expenses for 2003 as compared to 2002 was due primarily to reduced customer service personnel expenses along with a decrease in marketing expenditures related to public relations and consulting, partially offset by an increase in direct sales personnel expenses. The decrease in marketing and selling expenses for 2002 as compared to 2001 was due primarily to a reduction in expenses related to the Company’s sales and support staff along with a decrease in customer service costs. The Company expects to continue to aggressively promote its drug testing services in future years in order to expand its client base. Marketing and selling expenses as a percentage of revenues were 18%, 19% and 21% in 2003, 2002 and 2001, respectively. The decrease in marketing and selling expenses as a percentage of revenues for 2003 and 2002 as compared to 2001 is primarily due to the factors previously discussed and a relatively constant revenue base for all three years.

Research and development expenses decreased $52,000 to $306,000 in 2003 from $358,000 in 2002 and decreased $250,000 to $358,000 in 2002 from $608,000 in 2001. The decrease in research and development expenses for 2003 as compared to 2002 was due primarily to reduced personnel and consulting expenses. The decrease in research and development expenses for 2002 as compared to 2001 was primarily due to non-recurring expenses related to applying for United States Food and Drug Administration (“FDA”) 510k clearance for its assays that were incurred in 2001. Research and development expenses represented 2% of revenues in 2003 and 2002, and 4% of revenues in 2001.

Other income decreased $138,000 to $41,000 from 2003 to 2002 and increased $53,000 to $179,000 from 2001 to 2002. During 2002, the Company recorded a settlement with a retailer of its personal drug testing kits for the payment to the Company for kits that will not be re-sold by the retailer. The Company recognized a gain of $136,000 relating to this settlement, which is included in other income. The remainder of other income represented interest earned on cash equivalents. Interest income decreased by only $1,000 in 2003 as compared to 2002, as slightly lower average cash equivalent balances were offset by slightly increased yields on these investments. Although average investment balances increased during 2002 as compared to 2001, interest income decreased by $83,000 due to lower yields on average cash equivalent balances.

During 2003, the Company recorded a tax provision of $761,000, reflecting an effective tax rate of 38.4%, as compared with effective tax rates of 40.6% in 2002 and 48.2% in 2001. The lower effective tax rate for 2003 as compared to 2002 was due primarily to reduced state income taxes due to the apportionment of income in 2003. The lower effective tax rate for 2002 as compared to 2001 was due primarily to the impact of permanently non-deductible items, on a higher base of pre-tax income.

Liquidity and Capital Resources

At December 31, 2003, the Company had $3.0 million of cash and cash equivalents, compared to $3.6 million at December 31, 2002. The Company’s operating activities generated net cash of $2,073,000 in 2003, $2,436,000 in 2002 and $2,466,000 in 2001. Investing activities used $248,000 in 2003, $214,000 in 2002 and $591,000 in 2001. Financing activities used $2,451,000 in 2003, $1,684,000 in 2002 and $2,199,000 in 2001.

Operating cash flow of $2,073,000 in 2003 principally reflects net income of $1,218,000 adjusted for depreciation and amortization of $872,000 as the change in operating assets and liabilities offset each other. Operating cash flow in 2003 was lower than 2002 due to reduced depreciation and amortization and 2002 was consistent with 2001. The non-cash effect of depreciation and amortization expense in 2002 and 2001 was $1,142,000 and $1,268,000, respectively.

Capital expenditures in 2003 were $262,000, an increase of $56,000 from 2002 expenditures of $206,000. The expenditures related principally to new equipment, including laboratory and computer equipment. The Company currently plans to make capital expenditures of approximately $700,000 in 2004, primarily in connection with the purchase of additional laboratory and computer equipment. The Company believes that within the next two to four years it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $4 million, which the company expects to fund primarily through its operating cash flows.

During 2003, the Company repurchased a total of 141,692 shares for treasury at an aggregate cost of $1,178,000. During 2002, the Company repurchased a total of 45,000 shares for treasury at an aggregate cost of $442,000. During 2001, the Company repurchased a total of 32,339 shares for treasury at an aggregate cost of $505,000. The Company has authorized 500,000 shares for repurchase since June of 1998 of which 466,351 shares have been repurchased. The Company distributed $1,660,000, $1,262,000 and $2,115,000 of cash dividends to its shareholders in 2003, 2002 and 2001, respectively.

Contractual obligations as of December 31, 2003 were as follows:

	Less Than	1-3	4-5	After 5
	One Year	Years	years	Years	Total
Operating leases	$502,000	355,000	—	—	$857,000

     Purchase Commitment

The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier in exchange for variable annual payments based upon prior year purchases. Purchases amounted to $438,121 in 2003, $436,226 in 2002 and $494,672 in 2001. The Company expects to purchase approximately $438,000 in 2004. In exchange for exclusivity, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company’s purchase commitments. This agreement does not include a fixed termination date, however, it is cancelable upon mutual agreement by both parties or six months after termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.

At December 31, 2003, the Company’s principal sources of liquidity included $3.0 million of cash and cash equivalents. Management currently believes that such funds, together with future operating profits, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include joint ventures, issuance of common stock or debt financing, although there is no assurance that such financings will be available to the Company on terms it deems acceptable, if at all. At December 31, 2003, the Company had no long-term debt.

The Company has paid dividends over the past seven years. It most recently declared a dividend in February 2004, which was paid in March 2004 and amounted to $410,153. The Company’s current intention is to continue to declare dividends to the extent funds are available and not required for operating purposes or capital requirements, and only then, upon approval by the Board of Directors. The Company declared dividends in excess of earnings during 2003 and 2001 as well as in certain other prior years based on its cash flow from operations and the level of cash on hand. There can be no assurance that in the future, the Company will declare dividends or dividends in excess of earnings.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the financial statements included in Item 8 of this Form 10-K. Management believes the most critical accounting policies are as follows:

     Revenue Recognition

The Company is in the business of performing drug testing and reporting the results thereof. The Company performs drug testing which includes training for collection of samples and storage of positive samples for its customers for an agreed-upon fee per unit tested of samples. The revenues are recognized when the predominant deliverable, drug testing, is provided and reported to the customer. The Company also provides expert testimony, when and if necessary, to support the test results, which is generally billed separately and recognized as the services are provided.

In 2003, the Company adopted Emerging Issue Task Force 00-21, Revenue Arrangements with Multiple Deliverables, which was effective for all transactions entered into subsequent to June 15, 2003. The Company applied the consensus reached under EITF 00-21 and concluded that the testing, training and storage elements are considered one unit of accounting for revenue recognition purposes as the training and storage costs do not have stand-alone value to the customer. The Company has concluded that the predominant deliverable in the arrangement is the testing of the units and has recognized revenue as that service is performed and reported to the customer.

Deferred revenue represents payments received in advance of the performance of drug testing procedures. Deferred revenue is reclassified as revenue when the underlying test results are delivered. With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance (referred to as breakage). Revenue is then recognized (as other income) when the Company can reasonably, reliably and objectively determine the breakage has occurred. Breakage is deemed to occur only at the point it becomes remote that performance will be required. The Company has not recorded any breakage in 2003, 2002 and 2001. The Company continues to monitor this to determine whether breakage can be reasonably, reliably and objectively determined.

     Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, including bad debts and income taxes, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on management’s assessment of the collectibility of its customer accounts. Management reviews its accounts receivable aging for doubtful accounts and specifically identifies accounts that may not be collectible. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. Bad debt expense and the issuance of credit memos have been within management’s expectations.

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

The Company had net deferred tax assets in the amount of $685,000 at December 31, 2003, which the Company believes are fully realizable based upon expected future taxable income, which the Company’s believes is reasonably attainable in light of previous operating results during the past three years.

The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements.

Stock-Based Compensation

The Company accounts for its stock compensation arrangements with employees under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

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

Factors That May Affect Future Results

From time to time, information provided by the Company or statements made by its employees may contain “forward-looking” information which involves risks and uncertainties. In particular, statements contained in this report which are not historical facts (including, but not limited to, the Company’s expectations regarding revenues, business strategy, anticipated operating results, strategies with respect to governmental agencies and regulations, cash dividends and anticipated cash requirements) may be “forward-looking” statements. The Company’s actual results may differ from those stated in any “forward-looking” statements. Factors that may cause such differences include, but are not limited to, employee hiring practices of the Company’s principal customers, risks associated with the continued expansion of the Company’s sales and marketing network, development of markets for new products and services offered by the Company, the economic health of principal customers of the Company, financial and operational risks associated with possible expansion of testing facilities used by the Company, government regulation (including, but not limited to, Food and Drug Administration regulations), competition and general economic conditions. With respect to the continued payment of cash dividends, factors include, but are not limited to, available surplus, cash flow, capital expenditure reserves required, and other factors that the Board of Directors of the Company may take into account.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued a revised interpretation. Interpretation No. 46 requires variable interest entities to be consolidated if the total equity investment at risk is not sufficient to permit the entity to finance its activities without financial support from other parties or the equity investors lack certain specified characteristics of a controlling financial interest. The guidelines of Interpretation No. 46 will become applicable for the Company during the first quarter of 2004. The Company is in the process of determining the effect of adoption of Interpretation No. 46, but does not believe it will materially impact the Company’s consolidated financial statements.

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

Interest Rate Sensitivity. The Company maintains cash equivalents consisting principally of money market securities that are not sensitive to sudden interest rate changes.

Item 8. Financial Statements and Supplementary Data

The financial statements are included in this report on pages F-1 through F-18.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Arthur Andersen LLP was dismissed as the Registrant’s independent accountants effective as of the close of business on June 26, 2002. The decision to change accountants was recommended by the Audit Committee of the Registrant’s Board of Directors, and approved by the full Board of Directors of the Registrant. On July 16, 2002, upon the recommendation of its Audit Committee, the Board of Directors of Psychemedics Corporation named Ernst & Young LLP as the Company’s new independent auditors. During Psychemedics Corporation’s fiscal years ended December 31, 2001 and 2000 and the subsequent interim period ended July 16, 2002, the Company did not consult with Ernst & Young LLP with respect to the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on Psychemedics Corporation’s financial statements.

Item 9A. Controls and Procedures

(a) The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that the Company’s disclosure controls and procedures are effective for ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Following is a list that sets forth as of March 30, 2004 the names, ages and positions within the Company of all of the Executive Officers of the Company and the Directors of the Company. Each such director has been nominated for reelection at the Company’s 2004 Annual Meeting, to be held on May 13, 2004 at 3:00 P.M. at the Charles Hotel, 1 Bennett Street, Cambridge, Massachusetts.

NAME	AGE	POSITION
Raymond C. Kubacki, Jr.	59	Chairman of the Board,
		Chief Executive Officer, President,
		Director

Peter C. Monson	48	Chief Financial Officer, Vice
		President and Treasurer

William Thistle, Esq.	54	Senior Vice President,
		General Counsel

Michael I. Schaffer, Ph.D.	59	Vice President,
		Laboratory Operations

William Dausey	53	Vice President, Sales

Harry Connick	78	Director,
		Audit Committee member,
		Compensation Committee member
		Nominating Committee member

Walter S. Tomenson, Jr.	57	Director,
		Audit Committee member,
		Compensation Committee member
		Nominating Committee member

Fred J. Weinert	56	Director,
		Audit Committee member,
		Compensation Committee member
		Nominating Committee member

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

Mr. Monson has been the Company’s Chief Financial Officer since 2000. He has served as a Vice President, Treasurer of the Company since 1998. From 1996 until joining the Company, Mr. Monson was a financial consultant to several different companies, most recently with GTE Internetworking. From 1994 to 1996, Mr. Monson was Chief Financial Officer of Bet Systems, Inc. From 1991 to 1994, Mr. Monson was the Corporate Controller and Treasurer of Gamma International, Ltd., a publicly traded gaming company.

Mr. Thistle joined the Company in 1995 as Vice President and General Counsel and was made a Senior Vice President in September of 2001. Prior to joining the Company, he served as Associate General Counsel for MGM Grand in Las Vegas from 1993 to 1995. From 1989 to 1993, Mr. Thistle was Associate General Counsel for Harrah’s Casino Resorts. Mr. Thistle is on the Legal Advisory Board of the Institute for a Drug Free Workplace and is a board member of the Drug and Alcohol Testing Industry Association (“DATIA”).

Dr. Schaffer joined the Company in 1999 as Vice President of Laboratory Operations. Prior to joining the Company, he served as Director of Toxicology, Technical Manager and Responsible Person for the Leesburg, Florida laboratory of SmithKline Beecham Clinical Laboratories, from 1990 to 1999. Dr. Schaffer has been an inspector for the Substance Abuse and Mental Health Services Administration’s National Laboratory Certification Program since 1989. Dr. Schaffer was also a member of the Board of Directors of the American Board of Forensic Toxicologists from 1990 to 1999.

Mr. Dausey joined the Company in 2000 as Vice President of Sales. From 1996 until joining the Company, Mr. Dausey was Vice President of Sales for NorthWestern Corporation. Previous positions include Vice President of Sales for PTC Aerospace and various positions at BF Goodrich Company.

Mr. Connick was District Attorney for Orleans Parish (New Orleans, LA) from 1974 to 2003, having been elected five times. Mr. Connick has also been a national leader in the war on drugs. His national leadership was prominent in advocating drug testing to help high school students remain drug-free and establishing model programs in a number of schools. In December 2002, Mr. Connick received from Drug Czar John P. Walters the Director’s Award for Distinguished Service in recognition of exemplary accomplishment and distinguished service in the fight against illegal drugs. Mr. Connick has been a director of the Company since September 2003.

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

Mr. Weinert is an entrepreneur whose current business activities are concentrated in real estate development, theatre and film development, and also in cosmetic and fragrance distribution. He is CEO of Bella Media Plc., Bella Films LLC, Barrington Services Group Inc., and San Telmo Inc. For the past 19 years he has served on the Business Advisory Council for the University of Dayton. He is also a trustee of the Center for Excellence in Education based in Washington, DC. Mr. Weinert has been a director of the Company since 1991.

The information required by Item 405 of Regulation S-K will be set forth in the Proxy Statement of the Company relating to the 2004 Annual Meeting of Stockholders to be held on May 13, 2004 and is incorporated herein by reference.

We have a code of ethics that applies to all of our employees and non-employee directors. This code satisfies the requirements set forth in Item 406 of Regulation S-K and applies to all relevant persons set forth therein. The Company will mail to interested parties a copy of the Code of Ethics upon written request and without charge. Such request shall be made to our General Counsel, 1280 Massachusetts Avenue, Cambridge, Massachusetts 02138.

Item 11. Executive Compensation

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2004 Annual Meeting of Stockholders to be held on May 13, 2004 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2004 Annual Meeting of Stockholders to be held on May 13, 2004 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2004 Annual Meeting of Stockholders to be held on May 13, 2004 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2004 Annual Meeting of Stockholders to be held on May 13, 2004 and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Page
(a)	(1)	Financial Statements:
		Report of Independent Auditors	F-1
		Report of Independent Public Accountants	F-3
		Balance Sheets as of December 31, 2003 and 2002	F-4
		Statements of Income for the Years Ended December 31, 2003, 2002 and 2001	F-5
		Statements of Shareholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001	F-6
		Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001	F-7
		Notes to Financial Statements	F-8
	(2)	Schedules
None
	(3)	Exhibits (see the Index to Exhibits included elsewhere in this Report)
(b)		Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSYCHEMEDICS CORPORATION

	By:	/s/ Raymond C. Kubacki, Jr.

Raymond C. Kubacki, Jr.
Chairman, President and Chief
Executive Officer

Date: March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Raymond C. Kubacki, Jr.	March 30, 2004

Raymond C. Kubacki, Jr.
Chairman, President and Chief Executive
Officer, Director
(Principal Executive Officer)

/s/ Peter C. Monson	March 30, 2004

Peter C. Monson
Vice President, Chief Financial Officer & Treasurer
(Principal Financial and Accounting Officer)

/s/ Harry Connick	March 30, 2004

Harry Connick
Director

/s/ Walter S. Tomenson, Jr.	March 30, 2004

Walter S. Tomenson, Jr.
Director

/s/ Fred J. Weinert	March 30, 2004

Fred J. Weinert
Director

Report of Independent Auditors

To the Board of Directors and
      Shareholders of Psychemedics Corporation:

     We have audited the accompanying balance sheets of Psychemedics Corporation as of December 31, 2003 and 2002 and the related statements of income, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Psychemedics Corporation for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated February 4, 2002 expressed an unqualified opinion on those statements before the restatement and reclassification adjustments described in Note 1.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the financial position of Psychemedics Corporation at December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

     As discussed above, the financial statements of Psychemedics Corporation for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 1, in 2002, the Company’s Board of Directors approved a one-for-four reverse stock split, and all references to number of shares and per share information in the financial statements have been adjusted to reflect the stock split on a retroactive basis. We audited the adjustments that were applied to restate the number of shares and per share information reflected in the 2001 financial statements. Our procedures included (a) agreeing the authorization for the one-for-four reverse stock split to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the restated number of shares, basic and diluted earnings per share and stock option information. Also, as described in Note 1, the 2001 financial statements have been revised to record certain selling expenses as a cost of revenue, rather than as marketing and selling expenses. We audited the reclassification adjustment described in Note 1 that was applied to revise the financial statements for the year ended 2001. With respect to this reclassification adjustment, our procedures were limited to (a) agreeing the previously reported cost of revenues and marketing and selling expenses to the previously issued financial statements, (b) agreeing the adjustment to the underlying records obtained from management, and (c) testing the mathematical accuracy of the reconciliation of adjusted costs of revenue and marketing and selling expenses. In our opinion, such reclassification adjustment is appropriate and has been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such adjustment and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 6, 2004

     This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the financial statements of Psychemedics Corporation as of December 31, 2001 and 2000 and each of the three years in the period ended December 31, 2001 included in the Annual Report on Form 10-K of Psychemedics Corporation for the fiscal year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with the filing of this Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The balance sheet as of December 31, 2000 and the statements of income, shareholders’ equity and cash flows for the years ended December 31, 2000 and 1999 related to this audit report have not been included in the financial statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2003. See Exhibit 23.2 included in this Annual Report on Form 10-K for further discussion.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Psychemedics Corporation:

We have audited the accompanying balance sheets of Psychemedics Corporation (a Delaware corporation) as of December 31, 2001 and 2000 and the related statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 4, 2002

PSYCHEMEDICS CORPORATION
BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,022,467	$3,648,913
Accounts receivable, net of allowance for doubtful accounts of $513,589 in 2003 and 2002	2,149,942	1,723,689
Prepaid expenses and other assets	324,974	512,587
Deferred tax assets	445,012	393,920

Total current assets	5,942,395	6,279,109
PROPERTY AND EQUIPMENT:
Computer software	1,205,840	1,205,840
Office furniture and equipment	1,753,146	1,693,315
Laboratory equipment	5,722,126	5,522,445
Leasehold improvements	902,441	900,336

	9,583,553	9,321,936
Less - Accumulated depreciation and amortization	(8,633,238)	(7,828,602)

	950,315	1,493,334
DEFERRED TAX ASSET	240,691	95,819
OTHER ASSETS	133,590	214,412

	$7,266,991	$8,082,674

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$398,171	$337,703
Accrued expenses	1,325,540	1,015,509
Deferred revenue	432,404	385,729

Total current liabilities	2,156,115	1,738,941
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.005 par value; 872,521 shares authorized and none outstanding	—	—
Common stock, $0.005 par value; 50,000,000 shares authorized, 5,710,704 shares in 2003 and 5,658,430 shares in 2002 issued	28,554	28,292
Paid-in capital	24,978,039	24,591,477
Accumulated deficit	(10,773,026)	(10,331,194)
Less - Treasury stock, at cost; 583,797 shares in 2003 and 442,105 shares in 2002 of Common Stock	(9,122,691)	(7,944,842)

Total shareholders’ equity	5,110,876	6,343,733

	$7,266,991	$8,082,674

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
STATEMENTS OF INCOME

	Years Ended December 31,
	2003	2002	2001
REVENUE	$15,995,256	$16,068,130	$15,730,106
COST OF REVENUE	7,625,173	7,782,548	8,297,066

Gross profit	8,370,083	8,285,582	7,433,040
OPERATING EXPENSES:
General and administrative	3,307,441	3,010,039	3,128,280
Marketing and selling	2,819,023	2,981,450	3,373,382
Research and development	305,683	358,095	608,186

	6,432,147	6,349,584	7,109,848

Income from operations	1,937,936	1,935,998	323,192
OTHER INCOME
Interest income	41,130	42,213	125,333
Other income	—	136,489	—

	41,130	178,702	125,333

INCOME BEFORE PROVISION FOR INCOME TAXES	1,979,066	2,114,700	448,525
PROVISION FOR INCOME TAXES	760,796	859,000	216,000

NET INCOME	$1,218,270	$1,255,700	$232,525

BASIC NET INCOME PER SHARE	$0.23	$0.24	$0.04

DILUTED NET INCOME PER SHARE	$0.23	$0.24	$0.04

DIVIDENDS DECLARED PER SHARE	$0.32	$0.24	$0.40

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC	5,193,128	5,258,629	5,285,207

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED	5,198,209	5,282,165	5,336,572

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock				Treasury Stock
		$ 0.005	Paid-In	Accumulated			Receivable
	Shares	Par Value	Capital	Deficit	Shares	Cost	from Officer	Total
BALANCE, December 31, 2000	5,653,110	$28,265	$24,530,183	$(8,441,892)	364,766	$(6,998,767)	$(391,619)	$8,726,170
Exercise of stock options, including tax benefits of non-qualified stock options	3,219	16	38,900	—	—	—	—	38,916
Compensation expense from issuance of options	—	—	2,510	—	—	—	—	2,510
Reduction of receivable from officer	—	—	—	—	—	—	391,619	391,619
Cash dividends declared ($0.40 per share)	—	—	—	(2,115,254)	—	—	—	(2,115,254)
Acquisition of treasury stock	—	—	—	—	32,339	(504,507)	—	(504,507)
Net income	—	—	—	232,525	—	—	—	232,525

BALANCE, December 31, 2001	5,656,329	28,281	24,571,593	(10,324,621)	397,105	(7,503,274)	—	6,771,979
Exercise of stock options	2,261	11	21,712	—	—	—	—	21,723
Repurchase and retirement of Fractional shares	(160)	—	(1,828)	—	—	—	—	(1,828)
Cash dividends declared ($0.24 per share)	—	—	—	(1,262,273)	—	—	—	(1,262,273)
Acquisition of treasury stock	—	—	—	—	45,000	(441,568)	—	(441,568)
Net income	—	—	—	1,255,700	—	—	—	1,255,700

BALANCE, December 31, 2002	5,658,430	28,292	24,591,477	(10,331,194)	442,105	(7,944,842)	—	6,343,733
Exercise of stock options	52,274	262	386,562	—	—	—	—	386,824
Cash dividends declared ($0.32 per share)	—	—	—	(1,660,102)	—	—	—	(1,660,102)
Acquisition of treasury stock	—	—	—	—	141,692	(1,177,849)	—	(1,177,849)
Net income	—	—	—	1,218,270	—	—	—	1,218,270

BALANCE, December 31, 2003	5,710,704	$28,554	$24,978,039	$(10,773,026)	583,797	$(9,122,691)	$—	$5,110,876

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
STATEMENTS OF CASH FLOWS

TR style="font-size: 1px">

	Years Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,218,270	$1,255,700	$232,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	871,991	1,142,089	1,267,507
Compensation expense from issuance of options	—	—	2,510
Deferred income taxes	(195,964)	42,409	(170,241)
Tax benefit associated with exercise of options	—	—	10,101
Changes in operating assets and liabilities:
Accounts receivable	(426,253)	301,734	962,762
Prepaid expenses and other assets	187,613	291,598	46,944
Accounts payable	60,468	(38,386)	(55,757)
Accrued expenses	310,031	(191,523)	52,887
Deferred revenue	46,675	(367,554)	116,979

Net cash provided by operating activities	2,072,831	2,436,067	2,466,217
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(261,617)	(205,794)	(580,484)
Decrease (increase) in other long-term assets	13,467	(8,114)	(10,299)

Net cash used in investing activities	(248,150)	(213,908)	(590,783)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,660,102)	(1,262,273)	(2,115,254)
Acquisition of treasury stock	(1,177,849)	(441,568)	(112,888)
Proceeds from the exercise of stock options	386,824	21,723	28,815
Repurchase of fractional shares	—	(1,828)

Net cash used in financing activities	(2,451,127)	(1,683,946)	(2,199,327)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(626,446)	538,213	(323,893)
CASH AND CASH EQUIVALENTS, beginning of year	3,648,913	3,110,700	3,434,593

CASH AND CASH EQUIVALENTS, end of year	$3,022,467	$3,648,913	$3,110,700

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$515,160	$1,177,135	$371,332

Supplemental Disclosure of Non-cash Transactions:
Treasury stock acquired as settlement of receivable from officer	$—	$—	$391,619

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003

1. Summary of Significant Accounting Policies

     The Company

Psychemedics Corporation (the Company) was incorporated in 1986. The Company utilizes a patented hair analysis method involving radioimmunoassay technology and confirmation by mass spectrometry to analyze human hair to detect abused substances. The Company’s customers include Fortune 500 companies, as well as small to mid-size corporations, schools and governmental entities located primarily in the United States.

     Risks and Uncertainties

The Company is subject to a number of risks and uncertainties similar to those of other companies, such as those associated with the continued expansion of the Company’s sales and marketing network, development of markets for new products and services offered by the Company, the economic health of principal customers of the Company, financial and operational risks associated with possible expansion of testing facilities used by the Company, government regulation (including, but not limited to, Food and Drug Administration regulations), competition and general economic conditions.

     Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, including bad debts and income taxes, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reverse Stock Split

In 2002, the Company’s Board of Directors and shareholders approved a one-for-four reverse stock split. All common shares and per share amounts in the accompanying financial statements and notes thereto have been retroactively adjusted to reflect the reverse stock split.

     Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents consist of money market accounts at December 31, 2003 and 2002.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The Company recorded depreciation and amortization of $804,636, $1,074,869 and $1,201,175 in 2003, 2002 and 2001, respectively.

     Other Assets

Other assets primarily consist of capitalized legal costs relating to patent applications. The Company is amortizing these costs over 10 years from the date of grant of the applicable patent. The Company recorded amortization of $67,355, $67,220 and $66,332 in 2003, 2002 and 2001, respectively. The Company evaluates the realizability of its patents based on estimated cash flows to be generated from such assets as compared to the original estimates. To the extent an impairment is identified, the Company will recognize a write-down of the related assets. To date, no impairment has been identified. Accumulated amortization amounted to $414,829 and $347,474 at December 31, 2003 and 2002, respectively. Carrying value of patents amounted to $102,757 at December 31, 2003 and $170,112 at December 31, 2002.

     Revenue Recognition

The Company performs drug testing as well as provides training for collection of samples and storage of positive samples for its customers for an agreed-upon fee per unit tested of samples. The revenues are recognized when the predominant deliverable, drug testing, is provided and reported to the customer. The Company also provides expert testimony, when and if necessary, to support the results of the tests, which is generally billed separately and recognized as the services are provided.

In 2003, the Company adopted Emerging Issue Task Force 00-21, Revenue Arrangements with Multiple Deliverables, which was effective for all transactions entered into subsequent to June 15, 2003. The Company applied the consensus reached under EITF 00-21 and concluded that the testing, training and storage elements are considered one unit of accounting for revenue recognition purposes as the training and storage costs do not have stand-alone value to the customer. The Company has concluded that the predominant deliverable in the arrangement is the testing of the units and has recognized revenue as that service is performed and reported to the customer.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

At December 31, 2003 and 2002, the Company had deferred revenue of approximately $432,000 and $386,000, respectively, reflecting sales of its personal drug testing service for which the performance of the related test had not yet occurred.

During 2002, the Company recorded a settlement with a retailer of its personal drug testing services for the payment to the Company for kits that will not be re-sold by the retailer. The Company recognized a gain of $136,489 relating to this settlement, which is included in other income.

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

     Concentration of Credit Risk and Off-Balance Sheet Risk

The Company has no significant off-balance-sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents in highly rated institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. The Company does not require collateral.

     Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144) in 2002, which requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. The adoption of SFAS No. 144 did not have any impact on the Company’s consolidated results of operations in 2002.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

     Stock-Based Compensation

The Company accounts for its stock compensation arrangements with employees under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

Statement of Financial Accounting Standards, (SFAS) No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. The Company has computed the value of options using the Black-Scholes option pricing model prescribed by SFAS No. 123.

The assumptions used and the weighted average information are as follows:

	2003	2002	2001
Risk-free interest rates range	2.5 – 3.1%	3.82%	4.56%
Expected dividend yield range	3.5 – 3.9%	1.9%	2.3%
Expected lives	5 years	5 years	5 years
Expected volatility range	34.49 – 36.35%	29.40%	42.22%

Consistent with SFAS No. 123, net income (loss) and basic and diluted net income (loss) per share would have been as follows:

	2003	2002	2001
Net income, as reported	$1,218,270	$1,255,700	$232,525
Add: Stock based employee compensation cost, included in the determination of net income as reported	—	—	—
Less: Total stock based compensation cost determined under the fair value based method for all employee awards	(184,445)	(307,896)	(407,641)

Pro forma net income (loss)	$1,033,825	$947,804	$(175,116)

Net income per share:
Basic and diluted, as reported	$0.23	$0.24	$0.04

Basic and diluted, pro forma	$0.20	$0.18	$(0.03)

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

The fair value of options granted in 2003, 2002 and 2001 was $2.70, $3.52 per share and $6.98 per share, respectively.

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

Basic and diluted weighted average common shares outstanding are as follows:

	2003	2002	2001
Weighted average common shares outstanding	5,193,128	5,258,629	5,285,207
Dilutive common equivalent shares	5,081	23,536	51,365

Weighted average common shares outstanding, assuming dilution	5,198,209	5,282,165	5,336,572

For the years ending December 31, 2003, 2002, and 2001, options to purchase 433,405, 411,211 and 353,593 common shares, respectively, were outstanding but not included in the dilutive common equivalent share calculation as their effect would have been antidilutive.

     Financial Instruments

Financial instruments principally consist of cash equivalents, accounts receivable and accounts payable. The estimated fair values of these financial instruments approximates their carrying values.

     Segment Reporting

The Company manages its operations as one segment, drug testing services. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment. Substantially all of the Company’s revenues are generated in the United States. All of the Company’s assets are located in the United States.

     Reclassifications

The Company has reclassified the cost of collecting hair samples from sales and marketing expenses to cost of services to permit comparison with the current year. The impact of this reclassification reduced gross profit by $763,728 in 2002 and $482,047 in

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

2001 and was offset by reduced sales and marketing expenses of $763,728 in 2002 and $482,047 in 2001, but had no effect on operating income and net income in each of these years.

     Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued a revised interpretation. Interpretation No. 46 requires variable interest entities to be consolidated if the total equity investment at risk is not sufficient to permit the entity to finance its activities without financial support from other parties or the equity investors lack certain specified characteristics of a controlling financial interest. The guidelines of Interpretation No. 46 will become applicable for the Company during the first quarter of 2004. The Company is in the process of determining the effect of adoption of Interpretation No. 46, but does not believe it will materially impact the Company’s consolidated financial statements.

2.	Income Taxes

The income tax provision consists of the following:

	2003	2002	2001
Current -
Federal	$813,246	$694,102	$300,000
State	143,514	122,489	86,000

	956,760	816,591	386,000

Deferred -
Federal	(166,570)	36,048	(132,000)
State	(29,394)	6,361	(38,000)

	(195,964)	42,409	(170,000)

	$760,796	$859,000	$216,000

A reconciliation of the effective rate with the federal statutory rate is as follows:

	2003	2002	2001
Federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	3.8	6.0	6.0
Utilization of tax credits	(0.8)	(1.2)	—
Permanent differences	1.4	1.8	8.2

Effective tax rate	38.4%	40.6%	48.2%

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

The components of the net deferred tax assets included in the accompanying balance sheets are as follows at December 31,:

	2003	2002
Deferred tax assets:
Deferred revenue	$163,475	$154,292
Allowance for doubtful accounts	194,169	205,436
Excess of book over tax depreciation and amortization	240,691	95,819
Accrued expenses	53,432	57,083
Other	57,302	21,433

	709,069	534,063
Deferred tax liabilities:
Prepaid expenses	3,924	44,324
Other	19,442	—

	23,366	44,324

	$685,703	$489,739

The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements.

3.	Preferred Stock

The Board of Directors has the authority to designate authorized preferred shares in one or more series and to fix the relative rights and preferences without vote or action by the stockholders. The Board of Directors has no present plans to designate or issue any shares of preferred stock.

4.	Stock Options

The Company has a stock option plan under which options to acquire shares of the Company’s common stock may be granted to directors, officers and certain employees of the Company. The Company also has stock option plans that have expired, but shares can be issued upon exercise of the options. Activity for these plans is included in this footnote. Options granted under the plans may be either non-qualified or incentive stock options and are granted at a price that is not less than the fair market value of the common stock at the date of grant. These options have lives of five or ten years and vest over periods up to four years.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity is as follows (in thousands, except per share amounts):

		Weighted
		Average
	Number of	Exercise Price
	Shares	Per Share
Outstanding, December 31, 2000	516	$17.84
Granted	19	19.24
Exercised	(3)	8.96
Terminated	(21)	26.40

Outstanding, December 31, 2001	511	17.60
Granted	51	13.66
Exercised	(2)	9.61
Terminated	(12)	18.36

Outstanding, December 31, 2002	548	17.25
Granted	25	8.77
Exercised	(52)	7.40
Terminated	(81)	18.56

Outstanding, December 31, 2003	440	$17.69

Exercisable, December 31, 2003	380	$18.39

Exercisable, December 31, 2002	448	$17.46

Exercisable, December 31, 2001	398	$17.16

Available for grant, December 31, 2003	367

As of December 31, 2003, a total of 806,428 shares of common stock were reserved for issuance under the various stock option plans.

The following table summarizes information about stock options outstanding at December 31, 2003 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise	of	Life	Price Per	of	Price Per
Price Range	Shares	(in years)	Share	Shares	Share
$8.18 – 11.28	77	3.39	$10.60	57	$11.28
12.60 – 18.00	152	5.48	15.76	123	16.18
19.48 – 28.24	211	4.28	21.65	200	21.76

	440	4.54	$17.69	380	$18.39

5.	Commitments and Contingencies

     Commitments

The Company leases certain of its facilities and equipment under operating lease agreements expiring on various dates through December 2005. Total minimum lease

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

payments, including scheduled increases, are charged to operations on the straight-line basis over the life of the respective lease. Rent expense was approximately $573,000 in 2003, $568,000 in 2002 and $533,000 in 2001. The Company’s laboratory in Culver City, California has an option to renew for an additional two years on December 31, 2005.

At December 31, 2003, minimum commitments remaining under lease agreements were approximately as follows:

Amount
Years Ending December 31:
2004	$502,000
2005	355,000

$857,000

     Purchase Commitment

The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier in exchange for variable annual payments based upon prior year purchases. Purchases amounted to $438,121 in 2003, $436,226 in 2002 and $494,672 in 2001. The Company expects to purchase approximately $438,000 in 2004. In exchange for exclusivity, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company’s purchase commitments. This agreement does not include a fixed termination date, however, it is cancelable upon mutual agreement by both parties or six months after termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.

     Contingencies

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. The Company believes that although there can be no assurance as to the disposition of these proceedings, based upon information available to the Company at this time, the expected outcome of these matters would not have a material impact on the Company’s results of operations or financial condition.

6.	Employee Benefit Plan

The Psychemedics Corporation 401(k) Savings and Retirement Plan (the 401(k) Plan) is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code. All employees over the age of 21 who have completed one year of service are eligible to make pre-tax contributions up to a specified percentage of their compensation. Under the 401(k) Plan, the Company may, but is not obligated to, match a portion of the employees’ contributions up to a defined maximum. A matching contribution of $111,477, $112,008 and $115,355 was made in the years ended December 31, 2003, 2002 and 2001, respectively.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

7.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2003	2002
Accrued payroll and employee benefits	$279,024	$466,336
Accrued income taxes	638,997	179,734
Other accrued expenses	407,519	369,439

	$1,325,540	$1,015,509

8.	Valuation and Qualifying Accounts

A summary of the allowance for doubtful accounts is as follows:

	2003	2002	2001
Balance, beginning of period	$513,589	$544,244	$486,066
Provision for doubtful accounts	—	107,525	113,500
Write-offs	—	(138,180)	(55,322)

Balance, end of period	$513,589	$513,589	$544,244

9.	Royalty Agreements

The Company has a royalty-free license from its founder, which was received in a fair market value exchange in connection with the formation of the Company, for the proprietary rights to certain patented hair analysis technology used by the Company in its drug testing services. The Company has two agreements to sublicense its technology, which have not generated significant royalties to date.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS – (Continued)

10.	Selected Quarterly Financial Data (Unaudited)

The following are selected quarterly financial data for the years ended December 31, 2003 and 2002:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003
Revenues	$3,657,567	$4,266,767	$4,166,055	$3,904,867
Gross profit (1)	1,732,253	2,318,131	2,245,927	2,073,772
Income from operations	168,164	672,940	592,872	503,960
Net income	104,339	398,781	350,491	364,659
Basic net income per share	0.02	0.08	0.07	0.07
Diluted net income per share	0.02	0.08	0.07	0.07

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002
Revenues	$3,568,461	$4,792,903	$4,344,685	$3,362,081
Gross profit (1)	1,684,876	2,747,323	2,332,796	1,520,587
Income from operations	88,837	1,071,436	730,842	44,883
Net income	52,434	638,294	434,511	130,461
Basic net income per share	0.01	0.12	0.08	0.02
Diluted net income per share	0.01	0.12	0.08	0.02

(1) In the fourth quarter of 2003, the Company reclassified the cost of collecting hair samples from sales and marketing expenses to cost of services to permit comparison with the current year. The impact of this reclassification resulted in a reduction of gross profit offset by a reduction in sales and marketing expenses of $159,000 in the first quarter of 2003, $179,000 in the second quarter of 2003, $165,000 in the third quarter of 2003, $104,000 in the fourth quarter of 2003, $130,000 in the first quarter of 2002, $175,000 in the second quarter of 2002, $230,000 in the third quarter of 2002 and $229,000 in the fourth quarter of 2002, but had no effect on operating income and net income in each of these quarters.

PSYCHEMEDICS CORPORATION

10-K

Index to Exhibits

Exhibit
Number	Description
3	Articles of Incorporation and By-Laws

3.1	Amended and Restated Certificate of Incorporation filed on August 1, 2002 – (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002).

3.2	By-Laws of the Company – (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

4	Instruments Defining the Rights of Security Holders

4.1	Specimen Stock Certificate — (Incorporated by reference from the Registrant’s Registration Statement on Form 8-A filed on July 31, 2002).

10	Material Contracts

10.1	License Agreement with Werner Baumgartner, Ph.D. and Annette Baumgartner dated January 17, 1987 — (Incorporated by reference from the Registrant’s Registration Statement on Form S-18, File No. 33-10186 LA).

10.2*	1989 Employee Stock Option Plan, as amended — (Incorporated by reference from the Registrant’s 1997 Annual Proxy Statement.)

10.3*	1989 Non-Qualified Stock Option Plan, as amended (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.4*	1991 Non-Qualified Stock Option Plan - (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.)

10.5	Lease dated October 6, 1992 with Mitchell H. Hersch, et. al with respect to premises in Culver City, California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for for the fiscal year ended December 31, 1992.)

PSYCHEMEDICS CORPORATION

10-K

Index to Exhibits

Exhibit
Number	Description
10.5.1	Security Agreement dated October 6, 1992 with Mitchell H. Hersch et. al — (Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.)

10.5.2	First Amendment to Lease dated with Mitchell H. Hersch, et.al California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for for the fiscal year ended December 31, 1997.)

10.5.3	Second Amendment to Lease dated with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for for the fiscal year ended December 31, 1997.)

10.5.4	Third Amendment to Lease dated December 31, 1997 with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for for the fiscal year ended December 31, 1997.)

10.6*	2000 Stock Option Plan, — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002.)

10.7	Change in Control Severance Agreement with Raymond C. Kubacki, Jr. dated November 17, 2003

23	Consents of Experts and Counsel

23.1	Consent of Ernst & Young LLP, Independent Auditors

23.2	Notice Regarding Consent of Arthur Andersen LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PSYCHEMEDICS CORPORATION

10-K

Index to Exhibits

Exhibit
Number	Description
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002