Form 10-Q
period 2004-03-31
PSYCHEMEDICS CORP
filed 2004-05-12
CIK 806517

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2004

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES ( ) NO (X)

Number of shares outstanding of only class of Issuer’s Common Stock as of May 12, 2004: Common Stock $.005 par value (5,126,907 shares).

PSYCHEMEDICS CORPORATION

PSYCHEMEDICS CORPORATION

CONDENSED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,547,828	$3,022,467
Accounts receivable, net	2,698,655	2,149,942
Prepaid expenses and other assets	576,142	324,974
Deferred tax asset	445,012	445,012

Total current assets	6,267,637	5,942,395
PROPERTY AND EQUIPMENT:
Equipment and leasehold improvements, at cost	9,597,922	9,583,553
Less-accumulated depreciation and amortization	(8,755,869)	(8,633,238)

	842,053	950,315
DEFERRED TAX ASSET	240,691	240,691
OTHER ASSETS, NET	116,751	133,590

	$7,467,132	$7,266,991

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$627,071	$398,171
Accrued expenses	1,237,424	1,325,540
Deferred revenue	448,926	432,404

Total current liabilities	2,313,421	2,156,115
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.005 par value; 872,521 shares authorized; none issued or outstanding	—	—
Common stock; $0.005 par value; 50,000,000 shares authorized; 5,710,704 shares in 2003 and 2002 issued	28,554	28,554
Paid-in capital	24,978,039	24,978,039
Accumulated deficit	(10,730,191)	(10,773,026)
Less — Treasury stock, at cost; 583,797 shares	(9,122,691)	(9,122,691)

Total shareholders’ equity	5,153,711	5,110,876

	$7,467,132	$7,266,991

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION

CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS
	ENDED MARCH 31,
	2004	2003
REVENUE	$4,155,872	$3,657,567
DIRECT COSTS	2,004,706	1,925,314

Gross profit	2,151,166	1,732,253

EXPENSES:
General and administrative	743,801	767,312
Marketing and selling	606,529	713,043
Research and development	77,019	83,734

	1,427,349	1,564,089

OPERATING INCOME	723,817	168,164
INTEREST INCOME	7,921	11,175
OTHER INCOME	3,750	—

	11,671	11,175

NET INCOME BEFORE INCOME TAXES	735,488	179,339
PROVISION FOR INCOME TAXES	282,500	75,000

NET INCOME	$452,988	$104,339

BASIC NET INCOME PER SHARE	$0.09	$0.02

DILUTED NET INCOME PER SHARE	$0.09	$0.02

DIVIDENDS DECLARED PER SHARE	$0.08	$0.08

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,126,907	5,214,325

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, ASSUMING DILUTION	5,133,050	5,222,190

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS
	ENDED MARCH 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$452,988	$104,339
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	139,470	240,978
Changes in current assets and liabilities:
Accounts receivable	(548,713)	(251,584)
Prepaid expenses and other assets	(251,168)	(299,873)
Accounts payable	228,900	249,512
Accrued expenses	(88,116)	(51,214)
Deferred revenue	16,522	14,862

Net cash provided by (used in) operating activities	(50,117)	7,020
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,369)	(50,756)

Net cash used in investing activities	(14,639)	(50,756)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(410,153)	(417,098)
Acquisition of treasury stock	—	(24,318)

Net cash used in financing activities	(410,153)	(441,416)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(474,639)	(485,152)
CASH AND CASH EQUIVALENTS, beginning of period	3,022,467	3,648,913

CASH AND CASH EQUIVALENTS, end of period	$2,547,828	$3,163,761

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2004

1.	Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (the “Company”) as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004, or any other period.

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

The assumptions used and the weighted average information are as follows:

	Three Months Ended
	March 31,	March 31,
	2004	2003
Risk-free interest rates	2.70%	2.82%
Expected dividend yield	2.7%	3.5%
Expected lives	5 years	5 years
Expected volatility	27.94%	36.35%

Consistent with SFAS No. 123, net income (loss) and basic and diluted net income (loss) per share would have been as follows:

	Three Months Ended
	March 31,	March 31,
	2004	2003
Net income, as reported	$452,988	$104,339
Add: Stock based employee compensation cost, included in the determination of net income as reported	—	—
Less: Total stock based compensation cost determined under the fair value based method for all employee awards	(25,671)	(50,369)

Pro forma net income	$427,317	$53,970

Net income per share:
Basic and diluted, as reported	$0.09	$0.02

Basic and diluted, pro forma	$0.08	$0.01

The fair value of options granted for the three months ended March 31, 2004 and 2003 was $2.86 per share and $2.85 per share, respectively.

3.	Basic and Diluted Net Income Per Share

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

     Basic and diluted weighted average common shares outstanding are as follows:

	Three Months Ended
	March 31,	March 31,
	2004	2003
Weighted average common shares outstanding	5,126,907	5,214,325
Dilutive common equivalent shares	6,143	7,865

Weighted average common shares outstanding, assuming dilution	5,133,050	5,222,190

For the three months ended March 31, 2004 and 2003, options to purchase 362,925 and 455,805 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

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

At March 31, 2004 and December 31, 2003, the Company had deferred revenue of approximately $449,000 and $432,000, respectively, reflecting sales of its personal drug testing service for which the performance of the related test had not yet occurred.

5.	Reclassifications

The Company has reclassified the cost of collecting hair samples from sales and marketing expenses to cost of services to permit comparison with the current year. The impact of this reclassification reduced gross profit by $158,819 in the first quarter of 2003 and was offset by reduced sales and marketing expenses of $158,819 in the first quarter of 2003, but had no effect on operating income or net income in the first quarter of 2003.

6.	Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued a revised interpretation. Interpretation No. 46 requires variable interest entities to be consolidated if the total equity investment at risk is not sufficient to permit the entity to finance its activities without financial support from other parties or the equity investors lack certain specified characteristics of a controlling financial interest. The guidelines of Interpretation No. 46 were applicable for the Company during the first quarter of 2004. The Company adoption of Interpretation No. 46 did not have any impact on the Company’s consolidated financial statements.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Psychemedics Corporation was incorporated in 1986. The Company utilizes a patented hair analysis method involving radioimmunoassay technology to analyze human hair to detect abused substances.

Revenue was $4.2 million for the first quarter of 2004 and was 14% above revenue of $3.7 million for the first quarter of 2003. Due to the increase in revenue and by maintaining tight controls over expenses, the Company reported net income of $0.09 in the quarter ended March 31, 2004 and $0.02 per share in the quarter ended March 31, 2003. At March 31, 2004, the Company had $2.5 million of cash and cash equivalents. During the first quarter of 2004, the Company distributed $0.4 million, or $0.08 per share, of cash dividends to its shareholders. As of the date of this Report, the Company has paid thirty consecutive quarterly cash dividends.

RESULTS OF OPERATIONS

Revenue was $4,155,872 for the three month period ended March 31, 2004 as compared to $3,657,567 for the comparable period of 2003, representing an increase of 14%. The increase in revenue for the first quarter of 2004 was due to an increase of 13% in testing volume from both new and existing clients, while the average revenue per sample increased by 1% as compared to the comparable period of 2003. The Company continued to add approximately the same number of new clients in the first quarter of 2004 as it did in the first quarter of 2003.

Gross margin was 52% of revenue for the three month period ended March 31, 2004, as compared to 47% for the comparable period of 2003. Reduced depreciation and amortization expense contributed to a decline in fixed costs for the three month period ended March 31, 2004 as compared to the year earlier period. Also, fixed and semi-variable direct costs were spread over a greater number of tests performed and average revenue per sample increased by 1% for the three month period ended March 31, 2004, as compared to the same period of 2003.

General and administrative (“G&A”) expenses were $743,801 for the three month period ended March 31, 2004 as compared to $767,312 for the comparable period of 2003, representing a decrease of 3%. The decrease in general and administrative expenses was due primarily to reduced personnel expenses and a reduction in bad debt expense, partially offset by greater professional fees related to investor relations, legal services and accounting services and an increase in business insurance costs. All other general and administrative expenses remained relatively constant. As a percentage of revenue, G&A expenses represented 18% of revenues in the first quarter of 2004 and 21% of revenues in the first quarter of 2003.

Marketing and selling expenses were $606,529 for the three month period ended March 31, 2004 as compared to $713,043 for the comparable period of 2003, a decrease of 15%. This decrease was due primarily to a reduction in personnel expenses pertaining to the Company’s sales and support staff for the three months ended March 31, 2004 as compared to the comparable period of 2003. Total marketing and selling expenses represented 15% of revenues in the first quarter of 2004 and 19% of revenues in the first quarter of 2003 due to reduced selling costs. Additionally, revenues growth also reflected the results of higher previous selling efforts, which often include longer lead times. The Company expects to continue to aggressively promote its drug testing services during the remainder of 2004 and in future years in order to expand its client base.

Research and development (“R&D”) expenses were $77,019 for the three month period ended March 31, 2004 as compared to $83,734 for the comparable period of 2003, a decrease of 8%. This decrease was primarily due to reduced personnel and consumables costs. R&D expenses represented 2% of revenues for the three month periods ended March 31, 2004 and 2003.

Interest income for the three month period ended March 31, 2004 decreased by $3,254 as compared to the year earlier period and represented interest earned on cash equivalents. Lower average investment balances along with a decrease in the yield on investment balances in the first quarter of 2004 as compared to the first quarter of 2003 caused the decrease in interest income.

During the three months ended March 31, 2004, the Company recorded a tax provision of $282,500 reflecting an effective tax rate of 38.4% as compared to a tax provision of $75,000 and an effective tax rate of 41.8% for the three months ended March 31, 2003. The lower effective tax rate for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003 was due primarily to reduced state income taxes due to lower expected state taxes than provided for in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, the Company had approximately $2.5 million of cash and cash equivalents. The Company’s operating activities used net cash of $50,117 in the three months ended March 31, 2004. Investing activities used $14,369 in the three month period while financing activities used a net amount of $410,153 during the period.

Cash used by operating activities of $50,117 principally reflected net income of $452,988 adjusted for depreciation and amortization of $139,470 offset primarily by the growth in accounts receivable and prepaid expenses.

Capital expenditures in the first three months of 2004 were $14,369. The expenditures primarily consisted of new equipment, including laboratory and computer equipment. The Company currently plans to make capital expenditures of approximately $700,000 in 2004, primarily in connection with the purchase of additional laboratory and computer equipment. The Company believes that within the next two to four years it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $4 million, which the Company expects to fund primarily through its operating cash flows.

During the three month period ended March 31, 2004, the Company distributed $410,153 in cash dividends to its shareholders. The Company did not repurchase any shares for treasury during the quarter ended March 31, 2004. The Company has authorized 500,000 shares for repurchase since June of 1998 of which 466,351 shares have been repurchased.

Contractual obligations as of March 31, 2004 were as follows:

	Less Than	1-3	4-5	After 5
	One Year	Years	years	Years	Total
Operating leases	$487,000	356,000	—	—	$843,000

     Purchase Commitment

The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier in exchange for variable annual payments based upon prior year purchases. Purchases amounted to $109,719 for the three months ended March 31, 2004 as compared to $109,401 for the comparable period of 2003. The Company expects to purchase approximately $439,000 for all of 2004. In exchange for exclusivity, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company’s purchase commitments. This agreement does not include a fixed termination date, however, it is cancelable upon mutual agreement by both parties or six months after termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.

At March 31, 2004, the Company’s principal sources of liquidity included an aggregate of approximately $2.5 million of cash and cash equivalents. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could potentially include joint ventures, issuances of common stock or debt financing, although the Company does not have any such plans at this time. At March 31, 2004, the Company had no long-term debt.

CRITICAL ACCOUNTING POLICIES

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

Deferred revenue represents payments received in advance of the performance of drug testing procedures. Deferred revenue is reclassified as revenue when the underlying test results are delivered. With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance (referred to as breakage). Revenue is then recognized (as other income) when the Company can reasonably, reliably and objectively determine the breakage has occurred. Breakage is deemed to occur only at the point it becomes remote that performance will be required. The Company has not recorded any breakage in the first quarter of 2004 and during 2003. The Company continues to monitor this to determine whether breakage can be reasonably, reliably and objectively determined.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company or statements made by its employees may contain “forward-looking” information which involves risks and uncertainties. In particular, statements contained in this report which are not historical facts (including, but not limited to, the Company’s expectations regarding revenues, business strategy, anticipated operating results, strategies with respect to governmental agencies and regulations, cash dividends, capital expenditures and anticipated cash requirements) may be “forward-looking” statements. The Company’s actual results may differ from those stated in any “forward-looking” statements. Factors that may cause such differences include, but are not limited to, employee hiring practices of the Company’s principal customers, development of markets for new products and services offered by the Company, the economic health of principal customers of the Company, financial and operational risks associated with possible expansion of testing facilities used by the Company, government regulation (including, but not limited to, Food and Drug Administration regulations), competition and general economic conditions. With respect to the continued payment of cash dividends, factors include, but are not limited to, available surplus, cash flow, capital expenditure reserves required, and other factors that the Board of Directors of the Company may take into account.

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

Item 4. Controls and Procedures

As of the date of this report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring the reporting of material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these internal controls over financial reporting subsequent to the date of the most recent evaluation.

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

Psychemedics Corporation

Date: May 12, 2004	By:	/s/ Raymond C. Kubacki, Jr.

Raymond C. Kubacki, Jr.
Chairman and Chief Executive Officer

Date May 12, 2004	By:	/s/ Peter C. Monson

Peter C. Monson
Vice President, Treasurer &
Chief Financial Officer

PSYCHEMEDICS CORPORATION
FORM 10-Q
March 31, 2004

EXHIBIT INDEX