Form 10-Q
period 2004-06-30
PSYCHEMEDICS CORP
filed 2004-08-16
CIK 806517

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

     (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ______________________ to ______________________

            Commission file number 1-13738

PSYCHEMEDICS CORPORATION
(exact name of Issuer as specified in its charter)

Delaware	58-1701987
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

1280 Massachusetts Ave., Suite 200, Cambridge, MA	02138
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code (617-868-7455)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒         No   ☐

Indicate by check mark whether the registrant is an accelerated filer.

YES   ☐         NO    ☒

Number of shares outstanding of only class of Issuer’s Common Stock as of August 16, 2004: Common Stock $.005 par value (5,126,907 shares).

PSYCHEMEDICS CORPORATION

PSYCHEMEDICS CORPORATION
CONDENSED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,369,852	$3,022,467
Accounts receivable, net	3,352,978	2,149,942
Prepaid expenses and other assets	455,096	324,974
Deferred tax asset	445,012	445,012

Total current assets	6,622,938	5,942,395

PROPERTY AND EQUIPMENT:
Equipment and leasehold improvements, at cost	9,701,634	9,583,553
Less-accumulated depreciation and amortization	(8,872,823)	(8,633,238)

	828,811	950,315
DEFERRED TAX ASSET	240,691	240,691
OTHER ASSETS, NET	105,684	133,590

	$7,798,124	$7,266,991

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$394,427	$398,171
Accrued expenses	1,237,799	1,325,540
Deferred revenue	458,300	432,404

Total current liabilities	2,090,526	2,156,115

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.005 par value; 872,521 shares authorized; none issued or outstanding	—	—
Common stock; $0.005 par value; 50,000,000 shares authorized; 5,710,704 shares in 2004 and 2003 issued	28,554	28,554
Paid-in capital	24,978,039	24,978,039
Accumulated deficit	(10,176,304)	(10,773,026)
Less — Treasury stock, at cost; 583,797 shares	(9,122,691)	(9,122,691)

Total shareholders’ equity	5,707,598	5,110,876

	$7,798,124	$7,266,991

See accompanying notes to financial statements.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS
	ENDED JUNE 30,
	2004	2003
REVENUE	$5,347,049	$4,266,767
DIRECT COSTS	2,252,240	1,948,636

Gross profit	3,094,809	2,318,131

EXPENSES:
General and administrative	869,055	862,875
Marketing and selling	613,624	705,650
Research and development	73,319	76,666

	1,555,998	1,645,191

OPERATING INCOME	1,538,811	672,940

INTEREST INCOME	6,979	10,841
OTHER INCOME	3,750

	10,729	10,841

INCOME BEFORE PROVISION FOR INCOME TAXES	1,549,540	683,781

PROVISION FOR INCOME TAXES	585,500	285,000

NET INCOME	$964,040	$398,781

BASIC AND DILUTED NET INCOME PER SHARE	$0.19	$0.08

DIVIDENDS DECLARED PER SHARE	$0.08	$0.08

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,126,907	5,213,572

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,130,138	5,219,402

See accompanying notes to financial statements.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	SIX MONTHS
	ENDED JUNE 30,
	2004	2003
REVENUE	$9,502,921	$7,924,334
DIRECT COSTS	4,256,946	3,873,950

Gross profit	5,245,975	4,050,384

EXPENSES:
General and administrative	1,612,856	1,630,187
Marketing and selling	1,220,153	1,418,693
Research and development	150,338	160,400

	2,983,347	3,209,280

OPERATING INCOME	2,262,628	841,104

INTEREST INCOME	14,900	22,016
OTHER INCOME	7,500

	22,400	22,016

INCOME BEFORE PROVISION FOR INCOME TAXES	2,285,028	863,120

PROVISION FOR INCOME TAXES	868,000	360,000

NET INCOME	$1,417,028	$503,120

BASIC AND DILUTED NET INCOME PER SHARE	$0.28	$0.10

DIVIDENDS DECLARED PER SHARE	$0.16	$0.16

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,126,907	5,213,946

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,131,470	5,220,721

See accompanying notes to financial statements.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS
	ENDED JUNE 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,417,028	$503,120
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	273,263	464,557
Changes in operating assets and liabilities:
Accounts receivable	(1,203,036)	(605,757)
Prepaid expenses and other assets	(130,122)	(230,594)
Accounts payable	(3,744)	202,679
Accrued expenses	(87,741)	218,184
Deferred revenue	25,896	28,578

Net cash provided by operating activities	291,544	580,767

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(118,081)	(102,554)
Increase in other assets — net	(5,772)	—

Net cash used in investing activities	(123,853)	(102,554)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(820,306)	(834,196)
Acquisition of treasury stock	—	(43,796)

Net cash used in financing activities	(820,306)	(877,992)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(652,615)	(399,779)
CASH AND CASH EQUIVALENTS, beginning of period	3,022,467	3,648,913

CASH AND CASH EQUIVALENTS, end of period	$2,369,852	$3,249,134

See accompanying notes to financial statements.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2004

1. Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (the “Company”) as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three months and the six months ended June 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004, or any other period.

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

The assumptions used and the weighted average information are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Risk-free interest rates range	3.9%	2.5 – 2.8%	2.7 – 3.9%	2.5 – 2.8%
Expected dividend yield range	2.7%	3.5 – 3.7%	2.7%	3.5 – 3.7%
Expected lives	5 years	5 years	5 years	5 years
Expected volatility range	23.99%	36.26–36.35%	23.99–27.94%	36.26–36.35%

Consistent with SFAS No. 123, net income and basic and diluted net income per share would have been as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net income, as reported	$964,040	$398,781	$1,417,028	$503,120

Add: Stock based employee compensation cost, included in the determination of net income as reported	—	—	—	—

Less: Total stock based compensation cost determined under the fair value based method for all employee awards	(82,266)	(50,857)	(107,937)	(101,226)

Pro forma net income	$881,774	$347,924	$1,309,091	$401,894

Income per share:
Basic and diluted, as reported	$0.19	$0.08	$0.28	$0.10

Basic and diluted, pro forma	$0.17	$0.07	$0.26	$0.08

The fair value of options granted for the three months ended June 30, 2004 and 2003 was $1.88 per share and $2.72 per share, respectively. The fair value of options granted for the six months ended June 30, 2004 and 2003 was $2.19 per share and $2.82 per share, respectively.

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

Basic and diluted weighted average common shares outstanding were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Weighted average common shares	5,126,907	5,213,572	5,126,907	5,213,946
Dilutive common stock options	3,231	5,830	4,563	6,775

Weighted average common shares outstanding, assuming dilution	5,130,198	5,219,402	5,131,470	5,220,721

For the three months ended June 30, 2004 and 2003, options to purchase 462,217 and 490,144 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive. For the six months ended June 30, 2004 and 2003, options to purchase 405,437 and 486,744 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

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

At June 30, 2004 and December 31, 2003, the Company had deferred revenue of approximately $458,000 and $432,000, respectively, reflecting sales of its personal drug testing service for which the performance of the related test had not yet occurred.

5. Reclassifications

The Company has reclassified the cost of collecting hair samples from sales and marketing expenses to cost of services to permit comparison with the current year. The impact of this reclassification reduced gross profit by $178,975 in the second quarter of 2003 and $337,794 for the six months ended June 30, 2003 and was offset by reduced sales and marketing expenses of $178,975 in the second quarter of 2003 and $337,794 for the six months ended June 30, 2003, but had no effect on operating income or net income in the second quarter of 2003 or six months ended June 30, 2003.

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

7. Contingencies

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

8. Subsequent Event — Dividends

On August 3, 2004, the Company declared a quarterly dividend of $.08 per share, which will be paid on September 24, 2004 to shareholders of record on September 10, 2004.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Psychemedics Corporation was incorporated in 1986. The Company utilizes a patented hair analysis method involving radioimmunoassay technology to analyze human hair to detect abused substances.

Revenue for the second quarter of 2004 was $5.4 million and was 25% above revenue of $4.3 million for the second quarter of 2003. Revenue for the first two quarters of 2004 was $9.5 million and was 20% above revenue of $7.9 million for the first two quarters of 2003. Due to the increase in revenue and by maintaining tight controls over expenses, the Company reported net income of $0.19 per share in the quarter ended June 30, 2004 and net income of $0.28 per share for the six months ended June 30, 2004. At June 30, 2004, the Company had $2.4 million of cash and cash equivalents. The Company distributed $0.4 million, or $0.08 per share, of cash dividends to its shareholders in both the first and second quarters of 2004, which represented year to date totals of $0.8 million, or $0.16 per share. As of the date of this Report, the Company has paid thirty-one consecutive quarterly cash dividends.

RESULTS OF OPERATIONS

Revenue was $5,347,049 for the three month period ended June 30, 2004 as compared to $4,266,767 for the comparable period of 2003, representing an increase of 25%. Revenue was $9,502,921 for the six month period ended June 30, 2004 as compared to $7,924,334 for the comparable period of 2003, representing an increase of 20%. The increase in revenue for the second quarter of 2004 was due to an increase of 24% in testing volume from both new and existing clients, while the average revenue per sample increased by 1% as compared to the comparable period of 2003. The increase in revenue for the six months ended June 30, 2004 was due to an increase of 19% in testing volume from both new and existing clients, while the average revenue per sample increased by 1% as compared to the comparable period of 2003. The Company believes that the growth in testing volume was due to an improvement in the hiring environment at new and existing customers. The Company continued to add approximately the same number of new clients in the first and second quarter of 2004 as it did in the comparable period of 2003.

Gross margin was 58% of revenue for the three month period ended June 30, 2004, as compared to 54% for the comparable period of 2003. Gross margin was 55% of revenue for the six month period ended June 30, 2004, as compared to 51% for the comparable period of 2003. Reduced depreciation and amortization expense contributed to a decline in fixed costs for the three month period and the six month period ended June 30, 2004 as compared to the year earlier periods. The Company experienced reduced depreciation and amortization as more of its fixed assets became fully depreciated. Also, fixed and semi-variable direct costs were spread over a greater number of tests performed and average revenue per sample increased by 1% for the three month period and the six month period ended June 30, 2004, as compared to the same periods of 2003.

General and administrative (“G&A”) expenses were $869,055 for the three month period ended June 30, 2004 as compared to $862,875 for the comparable period of 2003, representing an increase of 1%. G&A expenses were $1,612,856 for the six month period ended June 30, 2004 as compared to $1,630,187 for the comparable period of 2003, representing a decrease of 1%. The increase in general and administrative expenses for the three month period ended June 30, 2004 as compared to the comparable period of 2003 was due primarily to an increase of approximately $60,000 in professional fees related to investor relations, legal services and accounting services and an increase of approximately $12,000 in business insurance costs, offset by a decrease in professional fees related to strategic corporate development of approximately $27,000 and a reduction in bad debt expense of approximately $47,000. Minor variations in all other general and administrative expenses accounted for the remainder of the increase and amounted to approximately $8,000. The decrease in general and administrative expenses for the six month period ended June 30, 2004 as compared to the comparable period of 2003 was due primarily to a drop in personnel expenses of approximately $69,000, a reduction in bad debt expense of approximately $61,000 and a decrease in professional fees related to strategic corporate development of approximately $28,000, partially offset by an increase of approximately $114,000 in professional fees related to investor relations, legal services and accounting services and an increase in business insurance costs of approximately $27,000. All other general and administrative expenses remained relatively constant. As a percentage of revenue, G&A expenses decreased to 16% for the three month period ended June 30, 2004 from 20% for the comparable period of 2003 and decreased to 17% for the six months ended June 30, 2004 from 21% for the comparable period of 2003. The decrease in G&A expenses as a percentage of revenue is due to costs that are primarily fixed and semi-variable being spread over a greater revenue base.

Marketing and selling expenses were $613,624 for the three month period ended June 30, 2004 as compared to $705,650 for the comparable period of 2003, a decrease of 13%. Marketing and selling expenses were $1,220,153 for the six month period ended June 30, 2004 as compared to $1,418,693 for the comparable period of 2003, a decrease of 14%. The decrease for both the three month and the six month periods ended June 30, 2004 as compared to the comparable periods of 2003 was due primarily to a reduction in personnel expenses pertaining to the Company’s sales, sales support and customer service staff along with a decrease in amortization expense pertaining to software development costs. Total marketing and selling expenses represented 11% of revenue in the second quarter of 2004 and 17% of revenue in the second quarter of 2003. Total marketing and selling expenses represented 13% of revenue for the six month period ended June 30, 2004 and 18% of revenue for the six month period ended June 30, 2003. The Company believes that revenue growth not only was due to an improvement in the hiring environment at existing customers, but also reflected the results of higher previous selling efforts, which often include longer lead times. The Company expects to continue to aggressively promote its drug testing services during the remainder of 2004 and in future years in order to expand its client base.

Research and development (“R&D”) expenses for the three month period ended June 30, 2004 decreased by $3,347 from the comparable period of the prior year to $73,319, a decrease of 4%. Research and development (“R&D”) expenses for the six month period ended June 30, 2004 decreased by $10,062 from the comparable period of the prior year to $150,338, a decrease of 6%. This decrease was primarily due to reduced personnel and consulting costs. R&D expenses represented 1% of revenue for the three month period ended June 30, 2004 and 2% of revenue for the three month period ended June 30, 2003. R&D expenses represented 2% of revenue for both of the six month periods ended June 30, 2004 and June 30, 2003.

Interest income for the three month period ended June 30, 2004 decreased by $3,862 and decreased by $7,116 for the six month period ended June 30, 2004 as compared to the comparable year earlier periods and represented interest earned on cash equivalents. Lower average investment balances along with a decrease in the yield on investment balances in 2004 as compared to 2003 caused the decrease in interest income.

During the three month period ended June 30, 2004, the Company recorded a tax provision of $585,500 reflecting an effective tax rate of 37.8% as compared to a tax provision of $285,000 reflecting an effective tax rate of 41.7% for the three month period ended June 30, 2003. During the six months ended June 30, 2004 and June 30, 2003, the Company recorded tax provisions of $868,000 and $360,000 representing effective tax rates of 38.0% and 41.7%, respectively. The variation in the effective tax rate was due primarily to reduced state income taxes due to lower expected state taxes than provided for in the prior year and the reduced impact of permanently non-deductible items, on a higher base of pre-tax income for 2004.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, the Company had approximately $2.4 million of cash and cash equivalents. The Company’s operating activities generated net cash of $291,544 in the six months ended June 30, 2004. Investing activities used $123,853 in the six month period while financing activities used a net amount of $820,306 during the period.

Operating cash flow of $291,544 for the six months ended June 30, 2004 principally reflected net income of $1,417,028 adjusted for depreciation and amortization of $273,263 offset primarily by the growth in accounts receivable and prepaid expenses along with the decrease in accrued expenses. The growth in revenue outpaced the collection of receivables, thereby causing the growth in accounts receivable and reducing operating cash flow. Operating cash flow of $291,544 for the six months ended June 30, 2004 was less than operating cash flow of $580,767 for the six months ended June 30, 2003 due principally to reduced depreciation and amortization, an increase in accounts receivable, and a reduction in both accounts payable and accrued expenses, partially offset by an increase in net income.

Capital expenditures in the first two quarters of 2004 were $118,081 as compared to $102,554 for the comparable period of 2003. The expenditures primarily consisted of new equipment, including laboratory and computer equipment. The Company currently plans to make additional capital expenditures of approximately $350,000 during the balance of 2004, primarily in connection with the purchase of additional laboratory and computer equipment. The Company believes that within the next two to four years it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $4 million.

During the six month period ended June 30, 2004, the Company distributed $820,306 in cash dividends to its shareholders. The Company did not repurchase any shares for treasury during the six month period ended June 30, 2004. During the six month period ended June 30, 2003, the Company distributed $834,196 in cash dividends to its shareholders and repurchased a total of 4,900 shares of common stock for treasury at an aggregate cost of $43,796. The Company has authorized 500,000 shares for repurchase since June of 1998 of which 466,351 shares have been repurchased as of June 30, 2004.

Contractual obligations as of June 30, 2004 were as follows:

	Less Than One Year	1-3 Years	4-5 years	After 5 Years	Total
Operating leases	$492,162	427,969	120,454	—	$1,040,585

The Company signed a five year lease in June of 2004 to relocate its headquarters from Cambridge, Massachusetts to Acton, Massachusetts, which the Company estimates will be a cost savings of over $100,000 annually. The lease payments are reflected in the above table.

     Purchase Commitment

The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier in exchange for variable annual payments based upon prior year purchases. Purchases amounted to $219,510 for the six months ended June 30, 2004 as compared to $218,974 for the comparable period of 2003. The Company expects to purchase approximately $439,000 for all of 2004. In exchange for exclusivity, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company’s purchase commitments. This agreement does not include a fixed termination date, however, it is cancelable upon mutual agreement by both parties or six months after termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.

At June 30, 2004, the Company’s principal sources of liquidity included an aggregate of approximately $2.4 million of cash and cash equivalents. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could potentially include joint ventures, issuances of common stock or debt financing, although the Company does not have any such plans at this time. At June 30, 2004, the Company had no long-term debt.

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

Deferred revenue represents payments received in advance of the performance of drug testing procedures. Deferred revenue is reclassified as revenue when the underlying test results are delivered. With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance (referred to as breakage). Revenue is then recognized (as other income) when the Company can reasonably, reliably and objectively determine the breakage has occurred. Breakage is deemed to occur only at the point it becomes remote that performance will be required. The Company has not recorded any breakage in the first two quarters of 2004 and during 2003. The Company continues to monitor this to determine whether breakage can be reasonably, reliably and objectively determined.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceeding

The Company is named in a lawsuit as a codefendant with Anderson Chevrolet, AutoNation Inc., and two of Anderson Chevrolet’s employees. The plaintiff is a former employee of Anderson Chevrolet who has alleged that she was wrongfully terminated by Anderson Chevrolet after two drug tests utilizing the Company’s technology indicated a positive result for the presence of cocaine. The plaintiff maintains that the positive results were caused by passive exposure. She has also alleged that the Company violated her civil rights by disclosing the positive test results to the client. Finally, she has alleged that the Company engaged in conduct that constitutes a violation of California law prohibiting intentional and negligent interference with prospective economic advantage. The court denied the Company’s Motions for Summary Judgement and Motion for Summary Adjudication with respect to these alleged claims, and the case is scheduled to go to trial on September 7, 2004. Although the ultimate outcome cannot be determined, the Company believes the facts do not support the claims in this matter and the Company has meritorious defenses. In the opinion of management and based on the information the Company has at the present time, resolution of this lawsuit is not expected to have a material adverse effect on the financial position of the Company. In the event of an unfavorable resolution, the Company’s earnings and cash flows in one or more future periods could be materially adversely affected.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Psychemedics Corporation was held on May 13, 2004 for the purpose of electing a board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitations.

Description and tabulation by the Company’s transfer agent of each matter voted upon at the Annual Meeting of Shareholders of Psychemedics Corporation held on May 13, 2004:

All of management’s nominees for directors, as listed in the proxy statement, were elected with the following votes:

Election of Directors.

	Number of Shares
	For	Withheld
Raymond C. Kubacki, Jr.	4,633,600	25,633
Harry F. Connick	4,627,610	31,623
Walter S. Tomenson, Jr.	4,629,369	29,864
Fred J. Weinert	4,629,532	29,701

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

See Exhibit Index included at Page 18 of this Report

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation

Date: August 16, 2004	By:
Raymond C. Kubacki, Jr. Chairman and Chief Executive Officer

Date: August 16, 2004	By:
Peter C. Monson Vice President, Treasurer & Chief Financial Officer

PSYCHEMEDICS CORPORATION
FORM 10-Q
June 30, 2004
EXHIBIT INDEX