Form 10-Q
period 2004-09-30
PSYCHEMEDICS CORP
filed 2004-11-05
CIK 806517

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2004

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                        to

Commission file number 1-13738

PSYCHEMEDICS CORPORATION

(exact name of Issuer as specified in its charter)

Delaware	58-1701987
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

125 Nagog Park, Acton, MA	01720
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code (978-206-8220)

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

YES (  )                                           NO (X)

Number of shares outstanding of only class of Issuer’s Common Stock as of November 5, 2004: Common Stock $.005 par value (5,126,907 shares).

PSYCHEMEDICS CORPORATION

PSYCHEMEDICS CORPORATION

CONDENSED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,676,184	$3,022,467
Accounts receivable, net	3,035,584	2,149,942
Prepaid expenses and other assets	377,929	324,974
Deferred tax asset	445,012	445,012

Total current assets	7,534,709	5,942,395
PROPERTY AND EQUIPMENT:
Equipment and leasehold improvements, at cost	9,835,227	9,583,553
Less-accumulated depreciation and amortization	(8,987,212)	(8,633,238)

	848,015	950,315
DEFERRED TAX ASSET	240,691	240,691
OTHER ASSETS, NET	89,253	133,590

	$8,712,668	$7,266,991

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$504,290	$398,171
Accrued expenses	1,641,014	1,325,540
Deferred revenue	468,760	432,404

Total current liabilities	2,614,064	2,156,115
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.005 par value; 872,521 shares authorized; none issued or outstanding	—	—
Common stock; $0.005 par value; 50,000,000 shares authorized; 5,710,704 shares in 2004 and 2003 issued	28,554	28,554
Paid-in capital	24,978,039	24,978,039
Accumulated deficit	(9,785,298)	(10,773,026)
Less — Treasury stock, at cost; 583,797 shares	(9,122,691)	(9,122,691)

Total shareholders’ equity	6,098,604	5,110,876

	$8,712,668	$7,266,991

See accompanying notes to financial statements.

PSYCHEMEDICS CORPORATION

CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS
	ENDED SEPTEMBER 30,
	2004	2003
REVENUE	$4,870,218	$4,166,055
DIRECT COSTS	2,105,768	1,920,128

Gross profit	2,764,450	2,245,927

EXPENSES:
General and administrative	803,940	879,420
Marketing and selling	673,724	703,370
Research and development	83,854	70,265

	1,561,518	1,653,055

OPERATING INCOME	1,202,932	592,872
INTEREST INCOME	8,476	9,619
OTHER INCOME	3,750

	12,226	9,619

INCOME BEFORE PROVISION FOR INCOME TAXES	1,215,158	602,491
PROVISION FOR INCOME TAXES	414,000	252,000

NET INCOME	$801,158	$350,491

BASIC AND DILUTED NET INCOME PER SHARE	$0.16	$0.07

DIVIDENDS DECLARED PER SHARE	$0.08	$0.08

BASIC WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	5,126,907	5,193,447

DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	5,132,976	5,197,795

See accompanying notes to financial statements.

PSYCHEMEDICS CORPORATION

CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	NINE MONTHS
	ENDED SEPTEMBER 30,
	2004	2003
REVENUE	$14,373,139	$12,090,389
DIRECT COSTS	6,362,714	5,794,078

Gross profit	8,010,425	6,296,311

EXPENSES:
General and administrative	2,416,796	2,509,607
Marketing and selling	1,893,877	2,122,063
Research and development	234,192	230,665

	4,544,865	4,862,335

OPERATING INCOME	3,465,560	1,433,976
INTEREST INCOME	23,376	31,635
OTHER INCOME	11,250

	34,626	31,635

INCOME BEFORE PROVISION FOR INCOME TAXES	3,500,186	1,465,611
PROVISION FOR INCOME TAXES	1,282,000	612,000

NET INCOME	$2,218,186	$853,611

BASIC AND DILUTED NET INCOME PER SHARE	$0.43	$0.16

DIVIDENDS DECLARED PER SHARE	$0.24	$0.24

BASIC WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	5,126,907	5,207,038

DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	5,131,946	5,212,852

See accompanying notes to financial statements.

PSYCHEMEDICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS
	ENDED SEPTEMBER 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,218,186	$853,611
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	404,491	666,972
Changes in operating assets and liabilities:
Accounts receivable	(885,642)	(686,701)
Prepaid expenses and other assets	(52,955)	(47,915)
Accounts payable	106,119	34,751
Accrued expenses	315,474	252,189
Deferred revenue	36,356	38,274

Net cash provided by operating activities	2,142,029	1,111,181

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(251,674)	(106,812)
Increase in other assets — net	(6,180)	—

Net cash used in investing activities	(257,854)	(106,812)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,230,458)	(1,249,030)
Acquisition of treasury stock	—	(322,664)

Net cash used in financing activities	(1,230,458)	(1,571,694)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	653,717	(566,695)
CASH AND CASH EQUIVALENTS, beginning of period	3,022,467	3,648,913

CASH AND CASH EQUIVALENTS, end of period	$3,676,184	$3,082,218

See accompanying notes to financial statements.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2004

1. Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (the “Company”) as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three months and the nine months ended September 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004, or any other period.

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

The assumptions used and the weighted average information are as follows:

	Three Months Ended		Nine Months Ended
	September	September	September	September
	30, 2004	30, 2003	30, 2004	30, 2003
Risk-free interest rates range	—	3.1%	2.7 – 3.9%	2.5 – 3.1%
Expected dividend yield range	—	3.9%	2.7%	3.5 – 3.9%
Expected lives	—	5 years	5 years	5 years
Expected volatility range	—	34.49%	23.99 – 27.94%	34.49 – 36.35%

Consistent with SFAS No. 123, net income and basic and diluted net income per share would have been as follows:

	Three Months Ended		Nine Months Ended
	September	September	September	September
	30, 2004	30, 2003	30, 2004	30, 2003
Net income, as reported	$801,158	$350,491	$2,218,186	$853,611
Add: Stock based employee compensation cost, included in the determination of net income as reported	—	—	—	—
Less: Total stock based compensation cost determined under the fair value based method for all employee awards	(25,371)	(49,954)	(133,307)	(146,599)

Pro forma net income	$775,787	$300,537	$2,084,879	$707,012

Income per share:
Basic and diluted, as reported	$0.16	$0.07	$0.43	$0.16

Basic and diluted, pro forma	$0.15	$0.06	$0.41	$0.14

No options were granted for the three months ended September 30, 2004. The fair value of options granted for the three months ended September 30, 2003 was $2.45 per share. The fair value of options granted for the nine months ended September 30, 2004 and 2003 was $2.19 per share and $2.73 per share, respectively.

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

Basic and diluted weighted average common shares outstanding were as follows:

	Three Months Ended		Nine Months Ended
	September	September	September	September
	30, 2004	30, 2003	30, 2004	30, 2003
Weighted average common shares	5,126,907	5,193,447	5,126,907	5,207,038
Dilutive common stock options	6,069	4,348	5,039	5,814

Weighted average common shares outstanding, assuming dilution	5,132,976	5,197,795	5,131,946	5,212,852

For the three months ended September 30, 2004 and 2003, options to purchase 368,912 and 449,094 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive. For the nine months ended September 30, 2004 and 2003, options to purchase 384,362 and 449,094 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

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

At September 30, 2004 and December 31, 2003, the Company had deferred revenue of approximately $469,000 and $432,000, respectively, reflecting sales of its personal drug testing service for which the performance of the related test had not yet occurred.

5. Reclassifications

The Company has reclassified the cost of collecting hair samples from sales and marketing expenses to cost of services to permit comparison with the current year. The impact of this reclassification reduced gross profit by $165,533 in the third quarter of 2003 and $503,327 for the nine months ended September 30, 2003 and was offset by reduced sales and marketing expenses of $165,533 in the third quarter of 2003 and $503,327 for the nine months ended September 30, 2003, but had no effect on operating income or net income in the third quarter of 2003 or nine months ended September 30, 2003.

6. Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued a revised interpretation. Interpretation No. 46 requires variable interest entities to be consolidated if the total equity investment at risk is not sufficient to permit the entity to finance its activities without financial support from other parties or the equity investors lack certain specified characteristics of a controlling financial interest. The guidelines of Interpretation No. 46 were applicable for the Company during the first quarter of 2004. The Company’s adoption of Interpretation No. 46 did not have any impact on the Company’s consolidated financial statements.

7. Contingencies

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. The Company believes that based upon information available to the Company at this time, the expected outcome of these matters would not have a material impact on the Company’s results of operations or financial condition.

8. Subsequent Event — Dividends

On October 27, 2004, the Company declared a quarterly dividend of $.08 per share, which will be paid on December 24, 2004 to shareholders of record on December 10, 2004.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Psychemedics Corporation was incorporated in 1986. The Company utilizes a patented hair analysis method involving radioimmunoassay technology to analyze human hair to detect abused substances.

Revenue for the third quarter of 2004 was $4.9 million and was 17% above revenue of $4.2 million for the third quarter of 2003. Revenue for the first three quarters of 2004 was $14.4 million and was 19% above revenue of $12.1 million for the first three quarters of 2003. Due to the increase in revenue and by maintaining tight controls over expenses, the Company reported net income of $0.16 per share in the quarter ended September 30, 2004 and net income of $0.43 per share for the nine months ended September 30, 2004. At September 30, 2004, the Company had $3.7 million of cash and cash equivalents. The Company distributed $0.4 million, or $0.08 per share, of cash dividends to its shareholders in each of the first three quarters of 2004, which represented year to date totals of $1.2 million, or $0.24 per share. As of the date of this Report, the Company has paid thirty-two consecutive quarterly cash dividends.

RESULTS OF OPERATIONS

Revenue was $4,870,218 for the three month period ended September 30, 2004 as compared to $4,166,055 for the comparable period of 2003, representing an increase of 17%. Revenue was $14,373,139 for the nine month period ended September 30, 2004 as compared to $12,090,389 for the comparable period of 2003, representing an increase of 19%. The increase in revenue for the third quarter of 2004 was due to an increase of 12% in testing volume from both new and existing clients, while the average revenue per sample increased by approximately 5% as compared to the comparable period of 2003. The increase in average revenue per sample was due primarily to a short-term fluctuation in client mix and additional billable amounts (shipping and collection charges) to certain clients. The increase in revenue for the nine months ended September 30, 2004 was due to an increase of 17% in testing volume from both new and existing clients, while the average revenue per sample increased by 2% as compared to the comparable period of 2003. The Company believes that the growth in testing volume was due to an improvement in the hiring environment at new and existing customers. The Company continued to add approximately the same number of new clients for the nine months ended September 30, 2004 as it did in the comparable period of 2003.

Gross margin was approximately 57% of revenue for the three month period ended September 30, 2004, as compared to 54% for the comparable period of 2003. Gross margin was 56% of revenue for the nine month period ended September 30, 2004, as compared to 52% for the comparable period of 2003. Reduced depreciation and amortization expense contributed to a decline in fixed costs for the three month period and the nine month period ended September 30, 2004 as compared to the year earlier periods. The Company experienced reduced depreciation and amortization as more of its fixed assets became fully depreciated. Also, fixed and semi-variable direct costs were spread over a greater number of tests performed and average revenue per sample increased by 5% and 2% for the three month period and the nine month period ended September 30, 2004, respectively, as compared to the same periods of 2003.

General and administrative (“G&A”) expenses were $803,940 for the three month period ended September 30, 2004 as compared to $879,420 for the comparable period of 2003, representing a decrease of 9%. G&A expenses were $2,416,796 for the nine month period ended September 30, 2004 as compared to $2,509,607 for the comparable period of 2003, representing a decrease of 4%. The decrease in general and administrative expenses for the three month period ended September 30, 2004 as compared to the comparable period of 2003 was due primarily to a decrease in personnel expenses of approximately $26,000, a drop in professional fees related to legal services of approximately $57,000, a reduction in professional fees related to strategic corporate development of approximately $28,000 and a decrease in bad debt expense of approximately $11,000, offset by an increase professional fees related to investor relations, accounting services, and corporate governance of approximately $35,000. Minor variations in all other general and administrative expenses amounted to an increase of approximately $12,000. The decrease in general and administrative expenses for the nine month period ended September 30, 2004 as compared to the comparable period of 2003 was due primarily to a drop in personnel expenses of approximately $108,000, a reduction in professional fees related to strategic corporate development of approximately $56,000, a decrease in bad debt expense of approximately $72,000 and a drop in professional fees related to legal services of approximately $20,000, partially offset by an increase of approximately $113,000 in professional fees related to investor relations, auditing fees, and corporate governance and an increase in business insurance costs of approximately $28,000. Minor variations in all other general and administrative expenses amounted to an increase of approximately $22,000. As a percentage of revenue, G&A expenses decreased to 17% for the three month period ended September 30, 2004 from 21% for the comparable period of 2003 and decreased to 17% for the nine months ended September 30, 2004 from 21% for the comparable period of 2003. The decrease in G&A expenses as a percentage of revenue is due to the aforementioned decreases and the fact a significant portion of G&A expenses consist of costs that are primarily fixed and semi-variable being spread over a greater revenue base.

Marketing and selling expenses were $673,724 for the three month period ended September 30, 2004 as compared to $703,370 for the comparable period of 2003, a decrease of 4%. Marketing and selling expenses were $1,893,877 for the nine month period ended September 30, 2004 as compared to $2,122,063 for the comparable period of 2003, a decrease of 11%. The decrease for the three month period ended September 30, 2004 as compared to the comparable period of 2003 was due primarily to a reduction in personnel expenses resulting from operational efficiencies pertaining to the Company’s customer service staff along with a decrease in amortization expense pertaining to software development costs. The decrease for the nine month period ended September 30, 2004 as compared to the comparable period of 2003 was due primarily to a reduction in personnel expenses pertaining to the Company’s sales, sales support and customer service staff along with a decrease in amortization expense pertaining to software development costs. Total marketing and selling expenses represented 14% of revenue in the third quarter of 2004 and 17% of revenue in the third quarter of 2003. Total marketing and selling expenses represented 13% of revenue for the nine month period ended September 30, 2004 and 18% of revenue for the nine month period ended September 30, 2003. The Company believes that revenue growth not only was due to an improvement in the hiring environment at existing customers, but also reflected the addition of new clients. The Company expects to continue to aggressively promote its drug testing services during the remainder of 2004 and in future years in order to expand its client base.

Research and development (“R&D”) expenses for the three month period ended September 30, 2004 increased by $13,589 from the comparable period of the prior year to $83,854, an increase of 19%. Research and development (“R&D”) expenses for the nine month period ended September 30, 2004 increased by $3,527 from the comparable period of the prior year to $234,192, an increase of 2%. This increase was primarily due to increased personnel and consulting costs. R&D expenses represented 2% of revenue for both of the three month periods and both of the nine month periods ended September 30, 2004 and September 30, 2003.

Interest income for the three month period ended September 30, 2004 decreased by $1,143 and decreased by $8,259 for the nine month period ended September 30, 2004 as compared to the comparable year periods and represented interest earned on cash equivalents. Lower average investment balances along with a decrease in the yield on investment balances in 2004 as compared to 2003 caused the decrease in interest income.

During the three month period ended September 30, 2004, the Company recorded a tax provision of $414,000 reflecting an effective tax rate of 34.1% as compared to a tax provision of $252,000 reflecting an effective tax rate of 41.8% for the three month period ended September 30, 2003. During the nine months ended September 30, 2004 and September 30, 2003, the Company recorded tax provisions of $1,282,000 and $612,000 representing effective tax rates of 36.6% and 41.8%, respectively. A portion of the variation in the effective tax rate resulted from the Company reducing its tax accrual and tax provision by $40,000 during the third quarter of 2004 in order to properly reflect its estimated taxes payable. The variation in the effective tax rate was also due to reduced state income taxes due to lower expected state taxes than provided for in the prior year and the reduced impact of permanently non-deductible items, on a higher base of pre-tax income for 2004.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, the Company had approximately $3.7 million of cash and cash equivalents. The Company’s operating activities generated net cash of $2,142,029 in the nine months ended September 30, 2004. Investing activities used $257,854 in the nine month period while financing activities used a net amount of $1,230,458 during the period.

Operating cash flow of $2,142,029 for the nine months ended September 30, 2004 principally reflected net income of $2,218,186, adjusted for depreciation and amortization of $404,491, along with the increase in accrued expenses and accounts payable offset primarily by the growth in accounts receivable and prepaid expenses. The growth in revenue outpaced the collection of receivables, thereby causing the growth in accounts receivable. Operating cash flow of $2,142,029 for the nine months ended September 30, 2004 was greater than operating cash flow of $1,111,181 for the nine months ended September 30, 2003 due principally to an increase in net income and an increase in accrued expenses and accounts payable, partially offset by reduced depreciation and amortization and an increase in accounts receivable.

Capital expenditures in the first three quarters of 2004 were $251,674 as compared to $106,182 for the comparable period of 2003. The expenditures primarily consisted of new equipment, including laboratory and computer equipment. The Company currently plans to make additional capital expenditures of approximately $200,000 during the balance of 2004, primarily in connection with the purchase of additional laboratory and computer equipment. The Company believes that within the next two to four years it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $4 million.

During the nine month period ended September 30, 2004, the Company distributed $1,230,458 in cash dividends to its shareholders. The Company did not repurchase any shares for treasury during the nine month period ended September 30, 2004. During the nine month period ended September 30, 2003, the Company distributed $1,249,030 in cash dividends to its shareholders and repurchased a total of 38,000 shares of common stock for treasury at an aggregate cost of $322,664. The Company has authorized 500,000 shares for repurchase since September of 1998 of which 466,351 shares have been repurchased as of September 30, 2004.

Contractual obligations as of September 30, 2004 were as follows:

	Less Than	1-3	4-5	After 5
	One Year	Years	years	Years	Total
Operating leases	$462,016	359,299	72,305	—	$893,620

     Purchase Commitment

The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier in exchange for variable annual payments based upon prior year purchases. Purchases amounted to $329,301 for the nine months ended September 30, 2004 as compared to $328,548 for the comparable period of 2003. The Company expects to purchase approximately $439,000 for all of 2004. In exchange for exclusivity, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company’s purchase commitments. This agreement does not include a fixed termination date, however, it is cancelable upon mutual agreement by both parties or six months after termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.

At September 30, 2004, the Company’s principal sources of liquidity included an aggregate of approximately $3.7 million of cash and cash equivalents. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could potentially include joint ventures, issuances of common stock or debt financing, although the Company does not have any such plans at this time. At September 30, 2004, the Company had no long-term debt.

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

Deferred revenue represents payments received in advance of the performance of drug testing procedures. Deferred revenue is reclassified as revenue when the underlying test results are delivered. With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance (referred to as breakage). Revenue is then recognized (as other income) when the Company can reasonably, reliably and objectively determine the breakage has occurred. Breakage is deemed to occur only at the point it becomes remote that performance will be required. The Company has not recorded any breakage in the first three quarters of 2004 and during 2003. The Company continues to monitor this to determine whether breakage can be reasonably, reliably and objectively determined.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company or statements made by its employees may contain “forward-looking” information which involves risks and uncertainties. In particular, statements contained in this report which are not historical facts (including, but not limited to, the Company’s expectations regarding revenues, business strategy, anticipated operating results, strategies with respect to governmental agencies and regulations, cash dividends, cost savings, capital expenditures and anticipated cash requirements) may be “forward-looking” statements. The Company’s actual results may differ from those stated in any “forward-looking” statements. Factors that may cause such differences include, but are not limited to, employee hiring practices of the Company’s principal customers, development of markets for new products and services offered by the Company, the economic health of principal customers of the Company, financial and operational risks associated with possible expansion of testing facilities used by the Company, government regulation (including, but not limited to, Food and Drug Administration regulations), competition and general economic conditions. With respect to the continued payment of cash dividends, factors include, but are not limited to, available surplus, cash flow, capital expenditure reserves required, and other factors that the Board of Directors of the Company may take into account.

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

PART II OTHER INFORMATION

Item 1 Legal Proceeding

The Company is named in a lawsuit as a codefendant with Anderson Chevrolet, AutoNation Inc., and two of Anderson Chevrolet’s employees. The plaintiff is a former employee of Anderson Chevrolet who has alleged that she was wrongfully terminated by Anderson Chevrolet after two drug tests utilizing the Company’s technology indicated a positive result for the presence of cocaine. The plaintiff maintains that the positive results were caused by passive exposure. She has also alleged that the Company violated her civil rights by disclosing the positive test results to the client. Finally, she has alleged that the Company engaged in conduct that constitutes a violation of California law prohibiting intentional and negligent interference with prospective economic advantage. The court denied the Company’s Motions for Summary Judgement and Motion for Summary Adjudication with respect to these alleged claims. The case was scheduled to go to trial on September 7, 2004, but has now been rescheduled for May 2005. Although the ultimate outcome cannot be determined, the Company believes the facts do not support the claims in this matter and the Company has meritorious defenses. In the opinion of management and based on the information the Company has at the present time, resolution of this lawsuit is not expected to have a material adverse effect on the financial position of the Company. In the event of an unfavorable resolution, the Company’s earnings and cash flows in one or more future periods could be materially adversely affected.

Item 6. Exhibits

See Exhibit Index included at Page 20 of this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation

Date: November 5, 2004	By:	/s/ Raymond C. Kubacki, Jr.

Raymond C. Kubacki, Jr.
Chairman and Chief Executive Officer

Date: November 5, 2004	By:	/s/ Peter C. Monson

Peter C. Monson
Vice President, Treasurer &
Chief Financial Officer

PSYCHEMEDICS CORPORATION
FORM 10-Q
September 30, 2004

EXHIBIT INDEX