Form 10-K
period 2004-12-31
PSYCHEMEDICS CORP
filed 2005-03-31
CIK 806517

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 2004

Commission file number: 1-13738

PSYCHEMEDICS CORPORATION

(exact name of registrant as specified in its charter)

Delaware	58-1701987

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 Nagog Park, Acton, MA	01720

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 978-206-8220

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

YES ☑      NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer.

YES ☐       NO ☑

On June 30, 2004 the aggregate market value of the voting stock held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers, directors and 10% shareholders are “affiliates” of the Registrant) was $40,159,287. On March 29, 2005, 5,135,705 shares of Common Stock, $.005 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III — Portions of the Registrant’s Proxy Statement relative to the 2005 Annual Meeting of Stockholders to be held on May 24, 2005.

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

The Company’s primary application of its patented technology is a testing service that screens for the presence of certain drugs of abuse in hair. The application of radioimmunoassay procedures using hair differs from the more widely used application of immunoassay procedures using urine samples. The Company’s tests can provide quantitative information which indicates the approximate amount of drug ingested as well as historical data which can show a pattern of individual drug use over a period of time. This information is useful to employers in both applicant and employee testing, to physicians, treatment professionals, law enforcement agencies, to schools, and to parents concerned about drug use by their children and to other individuals and entities engaged in any business where drug use is an issue. The Company provides commercial testing and confirmation by mass spectrometry using industry-accepted practices for cocaine, marijuana, PCP, methamphetamine (including Ecstasy, which is difficult to detect in urine due to sporadic use patterns and rapid clearance from the body), and opiates (including heroin).

Testing services are currently performed at the Company’s laboratory at 5832 Uplander Way, Culver City, California. The Company’s services are marketed under the name RIAH (Radioimmunoassay of Hair), a registered service mark.

Development of Radioimmunoassay of Hair

The application of special radioimmunoassay procedures to the analysis of hair was initially developed in 1978 by the founders of the Company, Annette Baumgartner and Werner A. Baumgartner, Ph.D. The Baumgartners demonstrated that when certain chemical substances enter the bloodstream, the blood carries them to the hair where they become “entrapped” in the protein matrix in amounts roughly proportional to the amount ingested. The Company’s patented drugs of abuse testing procedure involves the direct analysis of liquefied hair samples by radioimmunoassay procedures utilizing special reagents and antibodies. The antibodies detect the presence of a specific drug or metabolite in the liquefied hair sample by reacting with the drug present in the sample solution and an added radioactive analog of the drug. The resulting antibody-

drug complex is precipitated and analyzed. The amount of drug present in the sample is inversely proportional to the amount of radioactive analog in the precipitate. Results are then confirmed by Mass Spectrometry. Depending upon the length of head hair, the Company is able to provide historical information on drug use by the person from whom the sample was obtained. Head hair grows approximately 1.3 centimeters per month; a 3.9 centimeter head hair sample will reflect drug use patterns over the approximate three months prior to the collection of the sample. Another testing option involves sectional analysis of the head hair sample. In this procedure, the hair is sectioned lengthwise to approximately correspond to certain time periods. Each section corresponds to a time period, which allows the Company to provide information on patterns of drug use.

Validation of the Company’s Proprietary Testing Method

The process of analyzing human hair for the presence of drugs using the Company’s patented method has been the subject of numerous scientific field studies. Results from the studies that have been published or accepted for publication in scientific journals are generally favorable to the Company’s technology. These studies were performed with the following organizations: Boston University School of Public Health; Citizens for a Better Community Court, Columbia University; Connecticut Department of Mental Health and Addictive Services; Koba Associates-DC Initiative, Harvard Cocaine Recovery Project, Hutzel Hospital, ISA Associates (Interscience America)-NIDA Workplace Study, University of California-Sleep State Organization, Maternal/Child Substance Abuse Project, Matrix Center, National Public Services Research Institute, Narcotic and Drug Research Institute, San Diego State University-Chemical Dependency Center, Spectrum Inc., Stapleford Centre (London), Task Force on Violent Crime (Cleveland, Ohio); University of Miami-Department of Psychiatry, University of Miami-Division of Neonatology, University of South Florida-Operation Par Inc., University of Washington, VA Medical Center-Georgia, U.S. Probation Parole-Santa Ana, and Wayne State University. The above studies include research in the following areas: effects of prenatal drug use, treatment evaluation, workplace drug use, the criminal justice system and epidemiology. Many of the studies have been funded by the National Institute of Justice or the National Institute on Drug Abuse (“NIDA”). Several hundred research articles written by independent researchers have been published supporting the general validity and usefulness of hair analysis.

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

In 1998, the National Institute of Justice, utilizing Psychemedics hair testing, completed a Pennsylvania Prison study where hair analysis revealed an average prison use level in 1996 of approximately 7.9%. Comparatively, urinalysis revealed virtually no positives. After measures to curtail drug use were instituted (drug-sniffing dogs, searches and scanners), the use level fell to approximately 2% according to the results of hair analysis in 1998. Again, the urine tests showed virtually no positives. The study illustrated the usefulness of hair analysis to monitor populations and the weakness of urinalysis.

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

Hair testing using the Company’s patented method (with mass spectrometry confirmation) further reduces the prospects of error in conducting drug detection tests. Urinalysis testing is more susceptible to problems such as “evidentiary false positives” resulting from passive drug exposure (e.g. poppy seeds). To combat this problem, in federally mandated testing, the opiate cutoff levels for urine testing were raised 667% (from 300 to 2,000 ng/ml) on December 1, 1998 and testing for the presence of a heroin metabolite, 6-AM, was required. These requirements, however, effectively reduced the detection time frame for confirmed heroin with 6-AM in urine down to several hours post-use. In contrast, the metabolite 6-AM is stable in hair and can be detected for months.

In the event a positive urinalysis test result is challenged, a test on a newly collected sample is not a viable remedy. Unless the forewarned individual continues to use drugs prior to the date of the newly collected sample, a re-test may yield a negative result when using urinalysis testing because of temporary abstention. In contrast, when the Company’s hair testing method is offered on a repeat hair sample the individual suspected of drug use cannot as easily affect the results because historical drug use data remain locked in the hair fiber.

When compared to other hair testing methods, not only are the Company’s assays the only five panel hair test assays cleared by the FDA (as of March 31, 2005, the date of the filing of this report), they also employ a unique patented method of enzyme digestion that the Company believes allows for the most efficient release of drugs from the hair without destroying the drugs.

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

Most businesses use drug testing to screen job applicants and employees. The most recent American Management Association (AMA) survey from 2004 indicated that 62% of surveyed firms were engaged in some form of drug testing. The prevalence of drug screening programs reflects a concern that drug use contributes to employee health problems and costs (increased absenteeism, workers’ compensation claims and reduced productivity, etc.) and in certain industries, safety hazards. It has been estimated that the cost to American businesses is more than $100 billion annually.

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

Moreover, scheduled tests such as pre-employment testing and some random testing programs provide an opportunity for many drug users to simply abstain for a few days in order to escape detection.

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

2. Schools

The Company currently has hundreds of schools in a majority of states and in several foreign countries as clients. The Company offers its school clients the same five-drug screen with mass spectrometry confirmation that is used with the Company’s workplace testing service.

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

4. Research

The Company is involved in ongoing studies involving use of drugs of abuse in various populations, including studies conducted by National Development and Research Institute; Connecticut Department of Mental Health and Addiction; Johns Hopkins University; C.A.S.A. at Columbia University, Metropolitan Hospital; COSTA polypharmaceuticals studies at Duke University; PREDICT programs at Yale University, University of Toronto, and University of North Carolina at Chapel Hill; anti-psychotic agent efficacy studies managed by Quintiles and centered at The University of North Carolina at Chapel Hill; maternal drug use studies at The Research Institute of Addiction at SUNY, Buffalo, NY; Conte Prodromal project at University of North Carolina at Chapel Hill; and human metabolic studies with ecstasy at the Chemistry and Drug Metabolism Section, NIDA, Baltimore, MD.

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

By May 3, 2002, the Company had received 510k clearance to market all five of its assays. As of the date of the filing of this report (March 31, 2005), the Company is the only laboratory using a full five-drug panel of FDA-cleared hair testing assays.

In December 2003, the FDA issued revised draft guidance for manufacturers of drug screening tests, clarifying the FDA’s position on laboratory and non-laboratory tests. The FDA indicated its intent to enforce the FDC Act.

The Drug Testing Advisory Board (“DTAB”) of the Substance Abuse and Mental Health Services Administration (“SAMHSA”) is promulgating new guidelines for mandatory testing in federal workplace programs. SAMHSA has included a Hair Testing Working Group to advise DTAB. This group is comprised of representatives in the drug-testing arena, including representatives from the Company. In the Proposed Mandatory Guidelines, hair is included as a specimen which may be collected. The Proposed Guidelines were published in the Federal Register in April 2004. Should the final version of the federal guidelines remain substantially unchanged from the draft version, then the federal workplace market, previously limited to only urine testing, will be available to the Company.

Research and Development

The Company is continuously engaged in research and development activities. During the years ended December 31, 2004, 2003 and 2002, $329,419, $305,683 and $358,095, respectively, were expended for research and development. The Company continues to perform research activities to develop new products and services and to improve existing products and services utilizing the Company’s proprietary technology. The Company also continues to evaluate methodologies to enhance its drug screening capabilities. Additional research using the Company’s proprietary technology is being conducted by outside research organizations through government-funded studies.

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

Continuing research on the interactions of different types of hair with drugs in the environment was performed along with demonstrations of the ability of the Company’s wash procedure to successfully detect or remove such external contamination. This work was reported in two peer-reviewed journals, one published in 2004 and one to be published in 2005. In addition, two publications in 2004 by the Company’s scientists reported clinical studies of hair analysis results for self-reported cocaine users and methamphetamine users.

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

Employees

As of December 31, 2004, the Company had 93 full-time equivalent employees, of whom two full-time employees were in research and development. None of the Company’s employees is subject to a collective bargaining agreement.

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

Item 2. Properties.

The Company maintains its corporate office and northeast sales office at 125 Nagog Park, Acton, Massachusetts; the office is leased through November 2009.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters.

The Company’s common stock is traded on the American Stock Exchange under the symbol “PMD”. As of March 25, 2005, there were 295 record holders of the Company’s common stock. The following table sets forth for the periods indicated the range of prices for the Company’s common stock as reported by the American Stock Exchange and dividends declared by the Company. The number of record owners was determined from the Company’s stockholder records maintained by the Company’s transfer agent and does not include beneficial owners of the Company’s common stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of the Company’s common stock held by others as or in nominee names exceeds 2,000.

Calendar Period	High	Low	Dividends
2004
Fourth Quarter	$12.95	$10.85	$0.08
Third Quarter	$12.70	$10.45	$0.08
Second Quarter	$12.73	$9.50	$0.08
First Quarter	$13.02	$9.33	$0.08

2003
Fourth Quarter	$9.55	$7.85	$0.08
Third Quarter	$8.64	$7.95	$0.08
Second Quarter	$8.96	$8.10	$0.08
First Quarter	$9.45	$8.80	$0.08

The Company has paid dividends over the past eight years. It most recently declared a dividend in February 2005, which was paid in March 2005. The Company’s current intention is to continue to declare dividends to the extent funds are available and not required for operating purposes or capital requirements, and only then, upon approval by the Board of Directors. The Company declared dividends in excess of earnings during 2003 as well as in certain other prior years based on its cash flow from operations and the level of cash on hand. There can be no assurance that in the future, the Company will declare dividends or dividends in excess of earnings.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2004 with respect to shares of the Company’s common stock that may be issued under the Company’s 2000 Stock Option Plan (the “2000 Stock Option Plan”).

The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans that are no longer in effect. Footnote (2) to the table sets forth the total number of shares of common stock issuable upon the exercise of options under the expired or discontinued plans as of December 31, 2004, and the weighted average exercise price of those options. No additional options may be granted under those expired or discontinued plans.

	Number of
	Securities to be
	issued upon	Weighted average	Number of
	exercise of	exercise price of	securities
	outstanding	outstanding	remaining
	options, warrants	options, warrants	available for future
Plan category	and rights	and rights	issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	169,939	$14.55	330,061
Equity compensation plans not approved by security holders	0	0	0
Total	169,939	$14.55	330,061

(1)	Consists of the 2000 Stock Option Plan.

(2)	This table does not include information for stock option plans that have been discontinued or have expired. The Company’s 1989 Non-Qualified Stock Option Plan expired on September 22, 1999. The Company’s 1989 Employee Stock Option Plan was discontinued on May 11, 2000 in connection with the adoption of the 2000 Stock Option Plan. The Company’s 1991 Non-Qualified Stock Option Plan expired on June 12, 2001. As of December 31, 2004, a total of 233,481 shares of common stock were issuable upon the exercise of outstanding options under the discontinued or expired plans. The weighted average exercise price of outstanding options under all three plans is $19.16 per share. No additional options may be granted under these discontinued or expired plans.

Item 6. Selected Financial Data

	As of and for the Years Ended
	December 31,
	2004	2003	2002	2001	2000
		(In thousands, except for per share data)
Revenue	$18,937	$15,995	$16,068	$15,730	$19,220
Gross profit (1)	10,448	8,370	8,286	7,433	10,036
Income from operations	4,331	1,938	1,936	323	2,430
Net income	2,764	1,218	1,256	233	1,699
Basic net income per share	0.54	0.23	0.24	0.04	0.32
Diluted net income per share	0.54	0.23	0.24	0.04	0.32
Total assets	8,434	7,267	8,083	9,108	11,058
Working capital	5,126	3,786	4,540	4,075	5,523
Shareholders’ equity	6,234	5,111	6,344	6,772	8,726
Cash dividends declared per common share	$0.32	$0.32	$0.24	$0.40	$0.64

(1)	For fiscal 2002, 2001 and 2000 the Company has reclassified the cost of collecting hair samples from sales and marketing expenses to cost of services to permit comparison with fiscal 2004 and 2003. This collection expense has traditionally been and continues to be one of the activities and responsibilities of the Company’s customer service department, and prior to 2003 was included in sales and marketing expenses. The impact of this reclassification reduced gross profit by $763,000 in 2002, $482,000 in 2001 and $289,000 in 2000 and was offset by reduced sales and marketing expenses of $763,000 in 2002, $482,000 in 2001 and $289,000 in 2000, but had no effect on operating income or net income in each of these years.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Although the hiring environment has been less than robust, a somewhat improved employment market enabled the Company to experience significant increases in both revenue and net income during 2004. Revenue was $18.9 million in 2004, 18% above both 2003 revenue of $16.0 million and 2002 revenue of $16.1 million. Due to the increase in revenue and by maintaining tight controls over expenses, the Company reported net income of $0.54, $0.23 and $0.24 per share in 2004, 2003 and 2002, respectively. At December 31, 2004, the Company had $3.3 million of cash and cash equivalents. During 2004, the Company had operating cash flow of $2.3 million and distributed $1.6 million, or $0.32 per share, of cash dividends to its shareholders. As of the date of this Report, the Company has paid thirty-four consecutive quarterly cash dividends.

Results of Operations

Revenue was $18.9 million in 2004, as compared to $16.0 million in 2003 and $16.1 million in 2002, representing an increase of 18% in 2004 and a decrease of less than 1% in 2003 versus revenue in the prior year. The increase in revenue for 2004 was due to an increase in testing volume while average revenue per sample remained relatively constant. Testing volume, average revenue per sample and total revenue for 2003 were essentially flat as compared to 2002. The majority of the increase in testing volume for 2004 resulted from the addition of new clients during 2004, while testing volume at existing clients also increased at a moderate pace as a result of the slightly improved hiring environment. The Company believes that the relatively unchanged testing volume in 2003 as compared to 2002, was due largely to the weak job market at the time, as many existing clients had not yet begun to rehire workers following the deep reductions in employment levels that had taken place over the previous couple of years. The Company has continued to add approximately the same number of new clients in 2004 and 2003 at as it did in 2002.

Gross margin was 55% of revenues in 2004 as compared to 52% of revenues in 2003 and 2002. Reduced depreciation and amortization expense contributed to a decline in fixed costs in 2004 as compared to the year earlier periods. The Company experienced reduced depreciation and amortization as more of its fixed assets became fully depreciated. Also, fixed and semi-variable direct costs were spread over a greater number of tests performed during 2004, as compared to 2003 and 2002. Since testing volume, average revenue per sample and total revenue for 2003 were essentially even as compared to 2002 and the Company continued to maintain strict cost controls, the gross margin for 2003 remained constant with 2002.

General and administrative expenses decreased by $118,000 to $3.2 million in 2004 from $3.3 million in 2003 and increased by $297,000 to $3.3 million in 2003 from $3.0 million in 2002. The decrease in general and administrative expenses for 2004 as compared to 2003 was due primarily to decreases in personnel expenses, professional fees related to legal services, professional fees related to strategic corporate development and bad debt expense, offset by an increase in professional fees related to investor relations, accounting services, and corporate governance. All other general and administrative expenses remained relatively constant. The increase in general and administrative expenses for 2003 as compared to 2002 was due primarily to increased professional ees related to legal services along with an increase in business insurance costs, partially offset by a decrease in bad debt expense. The increase in legal services in 2003 was due primarily to expenses incurred in successfully defending a lawsuit. All other general and administrative expenses remained relatively constant. General and administrative expenses represented 17% of revenues in 2004 as compared to 21% of revenues in 2003 and 19% of revenues in 2002. The variation in general and administrative expenses as a percentage of revenues for 2004 and 2003, as compared to 2002, is primarily due to the factors previously discussed and an increased revenue base in 2004 as compared to a relatively constant revenue base for 2003 and 2002. The Company expects general and administrative expenses to increase in absolute dollars and decrease as a percentage of revenue in 2005 primarily due to increased professional fees and costs related to corporate governance and Sarbanes-Oxley compliance.

Marketing and selling expenses decreased by $221,000 to $2.6 million in 2004 from $2.8 million in 2003 and decreased by $162,000 to $2.8 million in 2003 from $3.0 million in 2002. The decrease in marketing and selling expenses for 2004 as compared to 2003 was due primarily to a decline in distribution expenses related to the Company’s PDT-90 drug testing service, a reduction in personnel expenses pertaining to the Company’s sales, sales support and customer service staff and a decrease in amortization expense pertaining to software development costs. The decrease in marketing and selling expenses for 2003 as compared to 2002 was due primarily to reduced customer service personnel expenses along with a decrease in marketing expenditures related to public relations and consulting, partially offset by an increase in direct sales personnel expenses. Marketing and selling expenses as a percentage of revenues were 14%, 18% and 19% in 2004, 2003 and 2002, respectively. The decrease in marketing and selling expenses as a percentage of revenues for 2004 and 2003 as compared to 2002 is primarily due to the factors previously discussed and an increased revenue base in 2004 as compared to a relatively constant revenue base for 2003 and 2002. The Company expects marketing and selling expenses to increase in absolute dollars and decrease as a percentage of revenue in 2005 as resources are committed to direct selling efforts to aggressively promote its drug testing services in order to expand its client base.

Research and development expenses increased $23,000 to $329,000 in 2004 from $306,000 in 2003 and decreased $52,000 to $306,000 in 2003 from $358,000 in 2002. The increase in research and development expenses for 2004 as compared to 2003 was due primarily to increased personnel and consulting expenses. The decrease in research and development expenses for 2003 as compared to 2002 was due primarily to reduced personnel and consulting expenses. Research and development expenses represented 2% of revenues in 2004, 2003 and 2002. The Company does not expect any significant changes in research and development expenses in 2005 as compared to 2004 and 2003.

Other income increased $7,000 to $48,000 in 2004 compared to 2003 and decreased $138,000 to $41,000 in 2003 compared to 2002. The 2004 amount includes approximately $14,000 received as part of the favorable resolution in late 2003 of a court case involving a collector of hair samples. During 2002, the Company recorded a settlement with a retailer of its personal drug testing kits for the payment to the Company for kits that will not be re-sold by the retailer. The Company recognized a gain of $136,000 relating to this settlement, which is included in other income. The remainder of other income for all three years represented interest earned on cash equivalents. Interest income decreased by $7,000 in 2004 as compared to 2003, due to slightly lower average investment balances along with a decrease in the yield on investment balances. Interest income decreased by $1,000 in 2003 as compared to 2002, as slightly lower average cash equivalent balances were offset by slightly increased yields on these investments.

During 2004, the Company recorded a tax provision of $1,615,000, reflecting an effective tax rate of 36.9%, as compared with effective tax rates of 38.4% in 2003 and 40.6% in 2002. The lower effective tax rate for 2004 as compared to 2003 and 2002 was due primarily to reduced state income taxes.

Liquidity and Capital Resources

At December 31, 2004, the Company had $3.3 million of cash and cash equivalents, compared to $3.0 million at December 31, 2003. The Company’s operating activities generated net cash of $2,269,000 in 2004, $2,073,000 in 2003 and $2,436,000 in 2002. Investing activities used $391,000 in 2004, $248,000 in 2003 and $214,000 in 2002. Financing activities used $1,641,000 in 2004, $2,451,000 in 2003 and $1,684,000 in 2002.

Operating cash flow of $2,269,000 in 2004 principally reflects net income of $2,764,000 adjusted for depreciation and amortization of $534,000 offset primarily by an increase of $1,140,000 in accounts receivable. Operating cash flow in 2004 was greater than 2003 due to the increase in net income for 2004. Operating cash flow of $2,073,000 in 2003 principally reflects net income of $1,218,000 adjusted for depreciation and amortization of $872,000 as the change in operating assets and liabilities offset each other. Operating cash flow in 2003 was lower than 2002 due to reduced depreciation and amortization. The non-cash effect of depreciation and amortization expense in 2004 and 2003 was $534,000 and $872,000, respectively.

Capital expenditures in 2004 were $377,000, an increase of $115,000 from 2003 expenditures of $262,000. The expenditures related principally to new equipment, including laboratory and computer equipment. The Company currently plans to make capital expenditures of approximately $700,000 in 2005, primarily in connection with the purchase of additional laboratory and computer equipment. The Company believes that within the next two to five years it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $4 million, which the company expects to fund primarily through its operating cash flows.

During 2004, the Company did not repurchase any shares for treasury. During 2003, the Company repurchased a total of 141,692 shares for treasury at an aggregate cost of $1,178,000. During 2002, the Company repurchased a total of 45,000 shares for treasury at an aggregate cost of $442,000. The Company has authorized 500,000 shares for repurchase since June of 1998 of which 466,351 shares have been repurchased. The Company distributed $1,641,000, $1,660,000 and $1,262,000 of cash dividends to its shareholders in 2004, 2003 and 2002, respectively.

Contractual obligations as of December 31, 2004 were as follows:

	Less Than	1-3	4-5	After 5
	One Year	Years	years	Years	Total
Operating leases	$478,000	258,000	62,000	—	$798,000
Purchase commitment	494,000	—	—	—	494,000

	$972,000	258,000	62,000	—	$1,292,000

          Purchase Commitment

The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier in exchange for variable annual payments based upon prior year purchases. Purchases amounted to $438,185 in 2004, $438,121 in 2003 and $436,226 in 2002. The Company expects to purchase approximately $494,000 in 2005. In exchange for exclusivity, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company’s purchase commitments. This agreement does not include a fixed termination date, however, it is cancelable upon mutual agreement by both parties or six months after termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.

At December 31, 2004, the Company’s principal sources of liquidity included $3.3 million of cash and cash equivalents. Management currently believes that such funds, together with future operating profits, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include joint ventures, issuance of common stock or debt financing, although there is no assurance that such financings will be available to the Company on terms it deems acceptable, if at all. At December 31, 2004, the Company had no long-term debt.

The Company has paid dividends over the past eight years. It most recently declared a dividend in February 2005, which was paid in March 2005 and amounted to $410,153. The Company’s current intention is to continue to declare dividends to the extent funds are available and not required for operating purposes or capital requirements, and only then, upon approval by the Board of Directors. The Company declared dividends in excess of earnings during 2003 as well as in certain other prior years based on its cash flow from operations and the level of cash on hand. There can be no assurance that in the future, the Company will declare dividends or dividends in excess of earnings.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the financial statements included in Item 8 of this Form 10-K. Management believes the most critical accounting policies are as follows:

          Revenue Recognition

The Company is in the business of performing drug testing and reporting the results thereof. The Company’s drug testing services include training for collection of samples and storage of positive samples for its customers for an agreed-upon fee per unit tested of samples. The revenues are recognized when the predominant deliverable, drug testing, is provided and reported to the customer. The Company also provides expert testimony, when and if necessary, to support the test results, which is generally billed separately and recognized as the services are provided.

In 2003, the Company adopted Emerging Issue Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which was effective for all transactions entered into subsequent to June 15, 2003. The Company applied the consensus reached under EITF 00-21 and concluded that the testing, training and storage elements are considered one unit of accounting for revenue recognition purposes as the training and storage costs do not have stand-alone value to the customer. The Company has concluded that the predominant deliverable in the arrangement is the testing of the units and has recognized revenue as that service is performed and reported to the customer.

Deferred revenue represents payments received in advance of the performance of drug testing procedures. Deferred revenue is reclassified as revenue when the underlying test results are delivered. With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance (referred to as breakage). Realized gain is then recognized (as other income) when the Company can reasonably, reliably and objectively determine that an estimated amount of breakage has occurred. Breakage is deemed to occur only at the point it becomes remote that performance will be required for an estimable portion of transactions. The Company has not recorded any gain related to breakage in 2004, 2003 or 2002. The Company continues to monitor this to determine whether breakage can be reasonably, reliably and objectively determined.

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

The Company had net deferred tax assets in the amount of $696,000 at December 31, 2004, which the Company believes are fully realizable based upon expected future taxable income, which the Company’s believes is reasonably attainable in light of previous operating results during the past three years.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after June 15, 2005. The Company has not yet assessed the impact of adopting this new standard.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The new standard will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company has not yet assessed the impact of adopting this new standard.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 9, 2004, the Audit Committee of the Registrant dismissed Ernst & Young LLP (“E&Y”) as the Registrant ‘s independent registered public accounting firm. The decision to change accountants was made by the Audit Committee of the Registrant’s Board of Directors. E&Y served as the Registrant’s independent registered public accounting firm to audit the Registrant’s 2003 and 2002 fiscal year ends. The reports of E&Y on the financial statements of the Registrant at December 31, 2002 and December 31, 2003, and for each of the years ended December 31, 2002 and December 31, 2003, did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audits for the two most recent fiscal years and through November 9, 2004, there have been no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference to the matter in their report. On November 9, 2004, the Audit Committee of the Board of Directors of Psychemedics Corporation named BDO Seidman, LLP as the Registrant’s independent registered public accounting firm. During Psychemedics Corporation’s fiscal years ended December 31, 2002 and 2003 and the subsequent interim period ended November 9, 2004, the Company did not consult with BDO Seidman, LLP with respect to any of the matters described in Regulation S-K Item 304 (a)(2)(i) or (ii).

Item 9A. Controls and Procedures

( a) The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that the Company’s disclosure controls and procedures are effective for ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Following is a list that sets forth as of March 25, 2005 the names, ages and positions within the Company of all of the Executive Officers of the Company and the Directors of the Company. Each such director has been nominated for reelection at the Company’s 2005 Annual Meeting, to be held on May 24, 2005 at 3:00 P.M. at the Seaport Hotel, 200 Seaport Boulevard, Boston, Massachusetts.

NAME	AGE	POSITION
Raymond C. Kubacki, Jr.	60	Chairman of the Board,
		Chief Executive Officer, President,
		Director

Peter C. Monson	49	Chief Financial Officer, Vice
		President and Treasurer

William Thistle, Esq.	55	Senior Vice President,
		General Counsel

Michael I. Schaffer, Ph.D.	60	Vice President,
		Laboratory Operations

William Dausey	54	Vice President, Sales

Harry Connick	79	Director,
		Audit Committee member,
		Compensation Committee member
		Nominating Committee member

Walter S. Tomenson, Jr.	58	Director,
		Audit Committee member,
		Compensation Committee member
		Nominating Committee member

Fred J. Weinert	57	Director,
		Audit Committee member,
		Compensation Committee member
		Nominating Committee member

All Directors hold office until the next annual meeting of stockholders or until their successors are elected. Officers serve at the discretion of the Board of Directors.

Mr. Kubacki has been the Company’s President and Chief Executive Officer and has served as a director of the Company since 1991. On November 30, 2003 he was elected Chairman of the Board. He is a Director of Integrated Alarm Services Group Inc. He is also a trustee of the Center for Excellence in Education based in Washington, DC.

Mr. Monson has been the Company’s Chief Financial Officer since 2000. He has served as a Vice President, Treasurer of the Company since 1998 .

Mr. Thistle joined the Company in 1995 as Vice President and General Counsel and was made a Senior Vice President in September of 2001. Prior to joining the Company, he served as Associate General Counsel for MGM Grand in Las Vegas from 1993 to 1995. Mr. Thistle is a board member of the Drug and Alcohol Testing Industry Association (“DATIA”).

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

Mr. Tomenson was a consultant to Marsh, Inc. from January 1, 2005 through March 31, 2005. Mr. Tomenson was Managing Director and Chairman of Client Development of Marsh, Inc. from 1998 until December 31, 2004. From 1993 to 1998, he was chairman of FINPRO, the financial services division of Marsh, Inc. Mr. Tomenson is a Director of the Trinity College School Fund, Inc. He also serves on the Executive Council of the Inner-City Scholarship Fund. Mr. Tomenson has been a director of the Company since 1999.

Mr. Weinert is an entrepreneur whose current business activities are concentrated in real estate development, theatre and film development, and also in cosmetic and fragrance distribution. He is the Chief Executive Officer and Chairman of Bella Media Plc. He also serves as the Chief Executive Officer of Bella Films LLC, Barrington Services Group, Inc., and San Telmo, Inc. For the past 20 years he has served on the Business Advisory Council for the University of Dayton. Mr. Weinert has been a director of the Company since 1991.

The information required by Item 405 of Regulation S-K will be set forth in the Proxy Statement of the Company relating to the 2005 Annual Meeting of Stockholders to be held on May 24, 2005 and is incorporated herein by reference.

We have a code of ethics that applies to all of our employees and non-employee directors. This code satisfies the requirements set forth in Item 406 of Regulation S-K and applies to all relevant persons set forth therein. The Company will mail to interested parties a copy of the Code of Ethics upon written request and without charge.

Such request shall be made to our General Counsel, 125 Nagog Park, Acton, Massachusetts 01720.

Item 11. Executive Compensation

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2005 Annual Meeting of Stockholders to be held on May 24, 2005 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2005 Annual Meeting of Stockholders to be held on May 24, 2005 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2005 Annual Meeting of Stockholders to be held on May 24, 2005 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2005 Annual Meeting of Stockholders to be held on May 24, 2005 and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Page
(a)	(1)	Financial Statements:

		Report of Independent Registered Public Accounting Firm	F-1

		Report of Independent Registered Public Accounting Firm	F-2

		Balance Sheets as of December 31, 2004 and 2003	F-3

		Statements of Income for the Years Ended December 31, 2004, 2003 and 2002	F-4

		Statements of Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002	F-5

		Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	F-6

		Notes to Financial Statements	F-7

	(2)	Schedules

None

	(3)	Exhibits (see the Index to Exhibits included elsewhere in this Report)

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSYCHEMEDICS CORPORATION

By:	/s/ Raymond C. Kubacki, Jr.

Raymond C. Kubacki, Jr. Chairman, President and Chief Executive Officer

Date: March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Raymond C. Kubacki, Jr.	March 31, 2005

Raymond C. Kubacki, Jr.
Chairman, President and Chief Executive
Officer, Director
(Principal Executive Officer)

/s/ Peter C. Monson	March 31, 2005

Peter C. Monson
Vice President, Chief Financial Officer & Treasurer
(Principal Financial and Accounting Officer)

/s/ Harry Connick	March 31, 2005

Harry Connick Director

/s/ Walter S. Tomenson, Jr.	March 31, 2005

Walter S. Tomenson, Jr.
Director

/s/ Fred J. Weinert	March 31, 2005

Fred J. Weinert
Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Psychemedics Corporation:

     We have audited the accompanying balance sheet of Psychemedics Corporation as of December 31, 2004 and the related statements of income, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Psychemedics Corporation at December 31, 2004 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Boston, Massachusetts
March 4, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Psychemedics Corporation:

     We have audited the accompanying balance sheet of Psychemedics Corporation as of December 31, 2003 and the related statements of income, shareholders’ equity and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Psychemedics Corporation at December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 6, 2004

PSYCHEMEDICS CORPORATION
BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,260,178	$3,022,467
Accounts receivable, net of allowance for doubtful accounts of $483,230 in 2004 and $513,589 in 2003	3,289,863	2,149,942
Prepaid expenses and other current assets	246,372	324,974
Deferred tax assets	529,752	445,012

Total current assets	7,326,165	5,942,395
PROPERTY AND EQUIPMENT:
Computer software	1,205,840	1,205,840
Office furniture and equipment	1,856,576	1,753,146
Laboratory equipment	5,966,727	5,722,126
Leasehold improvements	931,688	902,441

	9,960,831	9,583,553
Less - Accumulated depreciation and amortization	(9,099,472)	(8,633,238)

	861,359	950,315
DEFERRED TAX ASSETS	166,583	240,691
OTHER ASSETS	79,529	133,590

	$8,433,636	$7,266,991

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$554,214	$398,171
Accrued expenses	1,157,740	1,325,540
Deferred revenue	487,633	432,404

Total current liabilities	2,199,587	2,156,115

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.005 par value; 872,521 shares authorized and none outstanding	—	—
Common stock, $0.005 par value; 50,000,000 shares authorized, 5,710,704 shares issued in 2004 and 2003	28,554	28,554
Paid-in capital	24,978,039	24,978,039
Accumulated deficit	(9,649,853)	(10,773,026)
Less - Treasury stock, at cost; 583,797 shares in 2004 and 2003	(9,122,691)	(9,122,691)

Total shareholders’ equity	6,234,049	5,110,876

	$8,433,636	$7,266,991

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
STATEMENTS OF INCOME

	Years Ended December 31,
	2004	2003	2002
REVENUE	$18,937,111	$15,995,256	$16,068,130
COST OF REVENUE	8,489,198	7,625,173	7,782,548

Gross profit	10,447,913	8,370,083	8,285,582

OPERATING EXPENSES:
General and administrative	3,189,870	3,307,441	3,010,039
Marketing and selling	2,597,571	2,819,023	2,981,450
Research and development	329,419	305,683	358,095

	6,116,860	6,432,147	6,349,584

Income from operations	4,331,053	1,937,936	1,935,998

OTHER INCOME
Interest income	33,980	41,130	42,213
Other income	13,750	—	136,489

	47,730	41,130	178,702

INCOME BEFORE PROVISION FOR INCOME TAXES	4,378,783	1,979,066	2,114,700
PROVISION FOR INCOME TAXES	1,615,000	760,796	859,000

NET INCOME	$2,763,783	$1,218,270	$1,255,700

BASIC NET INCOME PER SHARE	$0.54	$0.23	$0.24

DILUTED NET INCOME PER SHARE	$0.54	$0.23	$0.24

DIVIDENDS DECLARED PER SHARE	$0.32	$0.32	$0.24

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC	5,126,907	5,193,128	5,258,629

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED	5,132,087	5,198,209	5,282,165

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock				Treasury Stock
		$ 0.005	Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Shares	Cost	Total
BALANCE, December 31, 2001	5,656,329	$28,281	$24,571,593	$(10,324,621)	397,105	$(7,503,274)	$6,771,979

Exercise of stock options	2,261	11	21,712	—	—	—	21,723
Repurchase and retirement of Fractional shares	(160)	—	(1,828)	—	—	—	(1,828)
Cash dividends declared ($0.24 per share)	—	—	—	(1,262,273)	—	—	(1,262,273)
Acquisition of treasury stock	—	—	—	—	45,000	(441,568)	(441,568)
Net income	—	—	—	1,255,700	—	—	1,255,700

BALANCE, December 31, 2002	5,658,430	28,292	24,591,477	(10,331,194)	442,105	(7,944,842)	6,343,733

Exercise of stock options	52,274	262	386,562	—	—	—	386,824
Cash dividends declared ($0.32 per share)	—	—	—	(1,660,102)	—	—	(1,660,102)
Acquisition of treasury stock	—	—	—	—	141,692	(1,177,849)	(1,177,849)
Net income	—	—	—	1,218,270	—	—	1,218,270

BALANCE, December 31, 2003	5,710,704	28,554	24,978,039	(10,773,026)	583,797	(9,122,691)	5,110,876

Cash dividends declared ($0.32 per share)	—	—	—	(1,640,610)	—	—	(1,640,610)
Net income	—	—	—	2,763,783	—	—	2,763,783

BALANCE, December 31, 2004	5,710,704	$28,554	$24,978,039	$(9,649,853)	583,797	$(9,122,691)	$6,234,049

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,763,783	$1,218,270	$1,255,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	533,590	871,991	1,142,089
Deferred income taxes	(10,632)	(195,964)	42,409
Changes in operating assets and liabilities:
Accounts receivable	(1,139,921)	(426,253)	301,734
Prepaid expenses and other assets	78,602	187,613	291,598
Accounts payable	156,044	60,468	(38,386)
Accrued expenses	(167,800)	310,031	(191,523)
Deferred revenue	55,229	46,675	(367,554)

Net cash provided by operating activities	2,268,895	2,072,831	2,436,067

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(377,278)	(261,617)	(205,794)
Decrease (increase) in other long-term assets	(13,295)	13,467	(8,114)

Net cash used in investing activities	(390,573)	(248,150)	(213,908)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,640,610)	(1,660,102)	(1,262,273)
Acquisition of treasury stock	—	(1,177,849)	(441,568)
Proceeds from the exercise of stock options	—	386,824	21,723
Repurchase of fractional shares	—	—	(1,828)

Net cash used in financing activities	(1,640,610)	(2,451,127)	(1,683,946)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	237,712	(626,446)	538,213
CASH AND CASH EQUIVALENTS, beginning of year	3,022,467	3,648,913	3,110,700

CASH AND CASH EQUIVALENTS, end of year	$3,260,178	$3,022,467	$3,648,913

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$2,183,860	$515,160	$1,177,135

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

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

     Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents consist of money market accounts at December 31, 2004 and 2003.

     Comprehensive Income (Loss)

Statement of Financial Accounting Standards (“SFAS”) No.130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive income is the same as its reported net income for the years ended December 31, 2004, 2003 and 2002.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS – (Continued)

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

The Company recorded depreciation and amortization related to property and equipment of $466,234, $804,636 and $1,074,869 in 2004, 2003 and 2002, respectively.

     Other Assets

Other assets primarily consist of capitalized legal costs relating to patent applications. The Company is amortizing these costs over 10 years from the date of grant of the applicable patent. The Company recorded amortization of $67,356, $67,355 and $67,220 in 2004, 2003 and 2002, respectively. The Company evaluates the realizability of its patents based on estimated cash flows to be generated from such assets as compared to the original estimates. To the extent an impairment is identified, the Company will recognize a write-down of the related assets. To date, no impairment has been identified. Accumulated amortization amounted to $482,186 and $414,829 at December 31, 2004 and 2003, respectively. Carrying value of patents amounted to $35,401 at December 31, 2004 and $102,757 at December 31, 2003.

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

In 2003, the Company adopted Emerging Issue Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which was effective for all transactions entered into subsequent to June 15, 2003. The Company applied the consensus reached under EITF 00-21 and concluded that the testing, training and storage elements are considered one unit of accounting for revenue recognition purposes as the training and storage costs do not have stand-alone value to the customer. The Company has concluded that the predominant deliverable in the arrangement is the testing of the units and has recognized revenue as that service is performed and reported to the customer.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

At December 31, 2004 and 2003, the Company had deferred revenue of approximately $488,000 and $432,000, respectively, reflecting sales of its personal drug testing service for which the performance of the related test had not yet occurred.

During 2002, the Company recorded a settlement with a retailer of its personal drug testing services for the payment to the Company for kits that will not be re-sold by the retailer. The Company recognized a gain of $136,489 in 2002 relating to this settlement, which is included in other income.

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

     Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. The Company believes that the carrying value of its long-lived assets is fully realizable at December 31, 2004 and 2003.

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

The assumptions used and the weighted average information are as follows:

	2004	2003	2002
Risk-free interest rates range	2.7 – 3.9%	2.5 – 3.1%	3.82%
Expected dividend yield range	2.7%	3.5 – 3.9%	1.9%
Expected lives	5 years	5 years	5 years
Expected volatility range	23.99 – 27.94%	34.49 – 36.35%	29.40%

Consistent with SFAS No. 123, net income and basic and diluted net income per share would have been as follows:

	2004	2003	2002
Net income, as reported	$2,763,783	$1,218,270	$1,255,700

Less: Total stock based compensation cost determined under the fair value based method for all employee awards	(150,876)	(184,445)	(307,896)

Pro forma net income	$2,612,907	$1,033,825	$947,804

Net income per share:
Basic and diluted, as reported	$0.54	$0.23	$0.24

Basic and diluted, pro forma	$0.51	$0.20	$0.18

The fair value of options granted in 2004, 2003 and 2002 was $2.19, $2.70 and $3.52 per share, respectively. All options were granted at fair market value as of the date of the grant.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Basic and diluted weighted average common shares outstanding are as follows:

	2004	2003	2002
Weighted average common shares outstanding	5,126,907	5,193,128	5,258,629
Dilutive common equivalent shares	5,180	5,081	23,536

Weighted average common shares outstanding, assuming dilution	5,132,087	5,198,209	5,282,165

For the years ending December 31, 2004, 2003, and 2002, options to purchase 341,952, 433,405 and 411,211 common shares, respectively, were outstanding but not included in the dilutive common equivalent share calculation as their effect would have been antidilutive.

     Financial Instruments

Financial instruments principally consist of cash equivalents, accounts receivable and accounts payable. The estimated fair values of these financial instruments approximate their carrying values due to their short-term nature.

     Segment Reporting

The Company manages its operations as one segment, drug testing services. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment. Substantially all of the Company’s revenues are generated in the United States. The Company’s revenues that are generated from outside the United States are not of a material nature. All of the Company’s assets are located in the United States.

     Reclassifications

The Company has reclassified the cost of collecting hair samples in 2002 from sales and marketing expenses to cost of services to permit comparison with 2004 and 2003. The impact of this reclassification reduced gross profit by $763,728 in 2002 and was offset by reduced sales and marketing expenses of $763,728 in 2002, but had no effect on operating income and net income.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123® supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123® is similar to the approach described in SFAS No. 123. However, SFAS No. 123® requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after June 15, 2005. The Company has not yet assessed the impact of adopting this new standard. The Company does not expect the impact of adopting this new standard to be of a material nature.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The new standard will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company has not yet assessed the impact of adopting this new standard. The Company does not expect the impact of adopting this new standard to be of a material nature.

2. Income Taxes

The income tax provision consists of the following:

	2004	2003	2002
Current -
Federal	$1,377,649	$813,246	$694,102
State	247,983	143,514	122,489

	1,625,632	956,760	816,591

Deferred -
Federal	(9,010)	(166,570)	36,048
State	(1,622)	(29,394)	6,361

	(10,632)	(195,964)	42,409

	$1,615,000	$760,796	$859,000

A reconciliation of the effective rate with the federal statutory rate is as follows:

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

	2004	2003	2002
Federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	3.9	3.8	6.0
Utilization of tax credits	—	(0.8)	(1.2)
Permanent differences	0.6	1.4	1.8
Change in estimates	(1.6)	—	—

Effective tax rate	36.9%	38.4%	40.6%

The components of the net deferred tax assets included in the accompanying balance sheets are as follows at December 31,:

	2004	2003
Deferred tax assets:
Deferred revenue	$184,356	$163,475
Allowance for doubtful accounts	182,692	194,169
Excess of book over tax depreciation and amortization	166,583	240,691
Accrued expenses	125,934	53,432
Other	48,368	57,302

	707,933	709,069

Deferred tax liabilities:
Prepaid expenses	11,598	3,924
Other	—	19,442

	11,598	23,366

	$696,335	$685,703

The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements.

The calculation of the Company’s tax liabilities includes addressing uncertainties in the application of complex tax regulations in numerous jurisdictions. The Company recognizes liabilities for anticipated tax audit issues in federal and state tax jurisdictions based on estimates of whether, and to the extent to which, additional taxes would be due. If payment of these amounts proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which it is determined that the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. Uncertainties are recorded in accordance with SFAS No. 5, Loss Contingencies. As of December 31, 2004, the Company has accrued approximately $438,000 related to probable and reasonably estimable losses resulting from tax matters primarily related to state income tax matters.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

3. Preferred Stock

The Board of Directors has the authority to designate authorized preferred shares in one or more series and to fix the relative rights and preferences without vote or action by the stockholders. The Board of Directors has no present plans to designate or issue any shares of preferred stock.

4. Stock Options

The Company has a stock option plan under which options to acquire shares of the Company’s common stock may be granted to directors, officers and certain employees of the Company. The Company also has stock option plans that have expired, but shares can be issued upon exercise of the options. Activity for these plans is included in this footnote. Options granted under the plans may be either non-qualified or incentive stock options and are granted at a price that is not less than the fair market value of the common stock at the date of grant. These options generally have lives of five or ten years and vest over periods up to four years.

A summary of stock option activity is as follows (in thousands, except per share amounts):

		Weighted
		Average
		Exercise Price
	Number of Shares	Per Share
Outstanding, December 31, 2001	511	$17.60
Granted	51	13.66
Exercised	(2)	9.61
Terminated	(12)	18.36

Outstanding, December 31, 2002	548	17.25
Granted	25	8.77
Exercised	(52)	7.40
Terminated	(81)	18.56

Outstanding, December 31, 2003	440	17.69
Granted	49	11.79
Exercised	—	—
Terminated	(86)	16.47

Outstanding, December 31, 2004	403	$17.23

Exercisable, December 31, 2004	367	$17.69

Exercisable, December 31, 2003	380	$18.39

Exercisable, December 31, 2002	448	$17.46

Available for grant, December 31, 2004	330

As of December 31, 2004, a total of 733,481 shares of common stock were reserved for issuance under the various stock option plans.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at December 31, 2004 (in thousands, except per share and year amounts):

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise	of	Life	Price Per	of	Price Per
Price Range	Shares	(in years)	Share	Shares	Share
$8.18 – 11.85	109	5.71	$11.03	91	$10.98
13.08 – 19.48	123	5.59	16.29	105	16.71
19.76 – 28.24	171	3.05	21.86	171	21.86

	403	4.55	$17.23	367	$17.69

5. Commitments and Contingencies

     Commitments

The Company leases certain of its facilities and equipment under operating lease agreements expiring on various dates through December 2009. Total minimum lease payments, including scheduled increases, are charged to operations on the straight-line basis over the life of the respective lease. Rent expense was approximately $551,000 in 2004, $573,000 in 2003 and $568,000 in 2002. The Company’s laboratory in Culver City, California has an option to renew for an additional two years on December 31, 2005.

At December 31, 2004, minimum commitments remaining under lease agreements were approximately as follows:

Amount
Years Ending December 31:
2005	$478,000
2006	114,000
2007	80,000
2008	64,000
2009	62,000

$798,000

     Purchase Commitment

The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier in exchange for variable annual payments based upon prior year purchases. Purchases amounted to $438,185 in 2004, $438,121 in 2003 and $436,226 in 2002. The Company expects to purchase approximately $494,000 in 2005. In exchange for exclusivity, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company’s purchase commitments. This agreement does not include a fixed

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

termination date, however, it is cancelable upon mutual agreement by both parties or six months after termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.

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

6. Employee Benefit Plan

The Psychemedics Corporation 401(k) Savings and Retirement Plan (the 401(k) Plan) is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code. All employees over the age of 21 who have completed one year of service are eligible to make pre-tax contributions up to a specified percentage of their compensation. Under the 401(k) Plan, the Company may, but is not obligated to, match a portion of the employees’ contributions up to a defined maximum. A matching contribution of $102,844, $111,477 and $112,008 was made in the years ended December 31, 2004, 2003 and 2002, respectively.

7. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2004	2003
Accrued payroll and employee benefits	$583,350	$279,024
Accrued income taxes	85,322	638,997
Other accrued expenses	489,068	407,519

	$1,157,740	$1,325,540

8. Valuation and Qualifying Accounts

A summary of the allowance for doubtful accounts is as follows:

	2004	2003	2002
Balance, beginning of period	$513,589	$513,589	$544,244
Provision for doubtful accounts	(30,359)	—	107,525
Write-offs	—	—	(138,180)

Balance, end of period	$483,230	$513,589	$513,589

9. Royalty Agreements

The Company has a royalty-free license from its founder, which was received in a fair market value exchange in connection with the formation of the Company, for the proprietary rights to certain patented hair analysis technology used by the Company in

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

its drug testing services. The Company has two agreements to sublicense its technology, which have not generated significant royalties to date.

10. Selected Quarterly Financial Data (Unaudited)

The following are selected quarterly financial data for the years ended December 31, 2004 and 2003:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
Revenues	$4,155,872	$5,347,049	$4,870,218	$4,563,972
Gross profit	2,151,166	3,094,809	2,764,450	2,437,488
Income from operations	723,817	1,538,811	1,202,932	865,493
Net income	452,988	964,040	801,158	545,597
Basic net income per share	0.09	0.19	0.16	0.10
Diluted net income per share	0.09	0.19	0.16	0.10

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003
Revenues	$3,657,567	$4,266,767	$4,166,055	$3,904,867
Gross profit (1)	1,732,253	2,318,131	2,245,927	2,073,772
Income from operations	168,164	672,940	592,872	503,960
Net income	104,339	398,781	350,491	364,659
Basic net income per share	0.02	0.08	0.07	0.07
Diluted net income per share	0.02	0.08	0.07	0.07

(1) In the fourth quarter of 2003, the Company reclassified the cost of collecting hair samples from sales and marketing expenses to cost of services to permit comparison with the current year. The impact of this reclassification resulted in a reduction of gross profit offset by a reduction in sales and marketing expenses of $159,000 in the first quarter of 2003, $179,000 in the second quarter of 2003, $165,000 in the third quarter of 2003 and $104,000 in the fourth quarter of 2003, but had no effect on operating income or net income in each of these quarters.

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

PSYCHEMEDICS CORPORATION

10-K

Index to Exhibits

Exhibit
Number	Description
10.5.1	Security Agreement dated October 6, 1992 with Mitchell H. Hersch et. al — (Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.)

10.5.2	First Amendment to Lease dated with Mitchell H. Hersch, et.al California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for for the fiscal year ended December 31, 1997.)

10.5.3	Second Amendment to Lease dated with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for for the fiscal year ended December 31, 1997.)

10.5.4	Third Amendment to Lease dated December 31, 1997 with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

10.6*	2000 Stock Option Plan, — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002.)

10.7	Change in Control Severance Agreement with Raymond C. Kubacki, Jr. dated November 17, 2003- (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

23	Consents of Experts and Counsel

23.1	Consent of BDO Seidman LLP, Independent Registered Public Accounting Firm

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

PSYCHEMEDICS CORPORATION

10-K

Index to Exhibits

Exhibit
Number	Description
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002