Form 10-Q
period 2005-03-31
PSYCHEMEDICS CORP
filed 2005-05-12
CIK 806517

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 1-13738

PSYCHEMEDICS CORPORATION

(exact name of Issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation of organization)	58-1701987 (I.R.S. Employer Identification No.)

125 Nagog Park, Acton, MA (Address of principal executive offices)	01720 (Zip Code)

Issuer’s telephone number, including area code (978) 206-8220

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer.

Yes ☐ No ☑

Number of shares outstanding of only class of Issuer’s Common Stock as of May 12, 2005: Common Stock $.005 par value (5,161,947 shares).

PSYCHEMEDICS CORPORATION

PSYCHEMEDICS CORPORATION

CONDENSED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,068,783	$3,260,178
Short-term investments	2,000,000	—
Accounts receivable, net of allowance for doubtful accounts of $483,230 in 2005 and 2004	3,527,303	3,289,863
Prepaid expenses and other current assets	568,427	246,372
Deferred tax assets	529,752	529,752

Total current assets	8,694,265	7,326,165

PROPERTY AND EQUIPMENT:
Equipment and leasehold improvements, at cost	10,000,889	9,960,831
Less-accumulated depreciation and amortization	(9,203,041)	(9,099,472)

	797,848	861,359
DEFERRED TAX ASSETS	166,583	166,583
OTHER ASSETS, NET	60,462	79,529

	$9,719,158	$8,433,636

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$550,101	$554,214
Accrued expenses	1,562,890	1,157,740
Deferred revenue	502,543	487,633

Total current liabilities	2,615,534	2,199,587

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.005 par value; 872,521 shares authorized; none issued or outstanding	—	—
Common stock; $0.005 par value; 50,000,000 shares authorized; 5,738,202 shares and 5,710,704 shares issued in 2005 and 2004, respectively	28,691	28,554
Paid-in capital	25,309,490	24,978,039
Accumulated deficit	(9,111,866)	(9,649,853)
Less — Treasury stock, at cost; 583,797 shares	(9,122,691)	(9,122,691)

Total shareholders’ equity	7,103,624	6,234,049

	$9,719,158	$8,433,636

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION

CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS
	ENDED MARCH 31,
	2005	2004
REVENUE	$5,337,750	$4,155,872
COST OF REVENUE	2,164,830	2,004,706

Gross profit	3,172,920	2,151,166

EXPENSES:
General and administrative	872,638	743,801
Marketing and selling	729,081	606,529
Research and development	71,947	77,019

	1,673,666	1,427,349

OPERATING INCOME	1,499,254	723,817

INTEREST INCOME	12,636	7,921
OTHER INCOME	1,250	3,750

	13,886	11,671

NET INCOME BEFORE INCOME TAXES	1,513,140	735,488

PROVISION FOR INCOME TAXES	565,000	282,500

NET INCOME	$948,140	$452,988

BASIC NET INCOME PER SHARE	$0.18	$0.09

DILUTED NET INCOME PER SHARE	$0.18	$0.09

DIVIDENDS DECLARED PER SHARE	$0.08	$0.08

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC	5,128,508	5,126,907

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED	5,141,527	5,133,050

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS
	ENDED MARCH 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$948,140	$452,988
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	120,408	139,470
Tax benefit associated with exercise of options	21,411	—
Changes in current assets and liabilities:
Accounts receivable	(237,440)	(548,713)
Prepaid expenses and other current assets	(322,055)	(251,168)
Accounts payable	(4,113)	228,900
Accrued expenses	405,150	(88,116)
Deferred revenue	14,910	16,522

Net cash provided by (used in) operating activities	946,411	(50,117)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(2,000,000)	—
Purchases of property and equipment	(40,058)	(14,369)
Decrease in other assets	2,228	—

Net cash used in investing activities	(2,037,830)	(14,639)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(410,153)	(410,153)
Net proceeds from the issuance of common stock	310,177	—

Net cash used in financing activities	(99,976)	(410,153)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,191,395)	(474,639)
CASH AND CASH EQUIVALENTS, beginning of period	3,260,178	3,022,467

CASH AND CASH EQUIVALENTS, end of period	$2,068,783	$2,547,828

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2005

1. Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (the “Company”) as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2005 may not be indicative of the results that may be expected for the year ending December 31, 2005, or any other period.

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

The assumptions used and the weighted average information are as follows:

	Three Months Ended
	March 31,	March 31,
	2005	2004
Risk-free interest rates	—		2.70%
Expected dividend yield	—		2.7%
Expected lives	—	5	years
Expected volatility	—		27.94%

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

Consistent with SFAS No. 123, net income and basic and diluted net income per share would have been as follows:

	Three Months Ended
	March 31,	March 31,
	2005	2004
Net income, as reported	$948,140	$452,988

Less: Total stock based compensation cost determined under the fair value based method for all employee awards	(9,558)	(25,671)

Pro forma net income	$938,582	$427,317

Net income per share:
Basic and diluted, as reported	$0.18	$0.09

Basic and diluted, pro forma	$0.18	$0.08

No options were granted for the three months ended March 31, 2005. The fair value of options granted for the three months ended March 31, 2004 was $2.86 per share.

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

     Basic and diluted weighted average common shares outstanding are as follows:

	Three Months Ended
	March 31,	March 31,
	2005	2004
Weighted average common shares outstanding	5,128,508	5,126,907
Dilutive common equivalent shares	13,019	6,143

Weighted average common shares outstanding, assuming dilution	5,141,527	5,133,050

For the three months ended March 31, 2005 and 2004, options to purchase 291,283 and 378,375 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

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

At March 31, 2005 and December 31, 2004, the Company had deferred revenue of approximately $503,000 and $488,000, respectively, reflecting sales of its personal drug testing service for which the performance of the related test had not yet occurred.

5. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company on January 1, 2006. The Company has not yet assessed the impact of adopting this new standard.

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

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

occurring in fiscal periods beginning after June 15, 2005. The Company has not yet assessed the impact of adopting this new standard.

6. Contingencies

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. The Company believes that based upon information available to the Company at this time, the expected outcome of these matters would not have a material impact on the Company’s results of operations or financial condition.

7. Subsequent Event — Dividends

On April 27 2005, the Company declared a quarterly dividend of $.08 per share, which will be paid on June 24, 2005 to shareholders of record on June 10, 2005.

Item 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Psychemedics Corporation was incorporated in 1986. The Company utilizes a patented hair analysis method involving radioimmunoassay technology to analyze human hair to detect abused substances.

Revenue was $5.3 million for the first quarter of 2005 and was 28% above revenue of $4.2 million for the first quarter of 2004. Due to the increase in revenue and gross profit, the Company reported net income of $0.18 per share in the quarter ended March 31, 2005 as compared to $0.09 per share in the quarter ended March 31, 2004. At March 31, 2005, the Company had $4.1 million of cash, cash equivalents, and short-term investments and securities held for sale. During the first quarter of 2005, the Company distributed $0.4 million, or $0.08 per share, of cash dividends to its shareholders. As of the date of this Report, the Company has paid thirty-four consecutive quarterly cash dividends.

RESULTS OF OPERATIONS

Revenue was $5,337,750 for the three months ended March 31, 2005 as compared to $4,155,872 for the comparable period of 2004, representing an increase of 28%. The increase in revenue for the first quarter of 2005 was due to an increase of 31% in testing volume from both new and existing clients, while the average revenue per sample decreased by 3% as compared to the comparable period of 2004. The Company continued to add approximately the same number of new clients in the first quarter of 2005 as it did in the first quarter of 2004.

Gross margin was 59% of revenue for the three months ended March 31, 2005, as compared to 52% for the comparable period of 2004. Even though average revenue per sample decreased by 3%, fixed and semi-variable direct costs were spread over a greater number of tests performed for the three months ended March 31, 2005, as compared to the same period of 2004. Also, reduced depreciation and amortization expense contributed to a decline in fixed costs for the three months ended March 31, 2005 as compared to the comparable period of 2004.

General and administrative (“G&A”) expenses were $872,638 for the three months ended March 31, 2005 as compared to $743,801 for the comparable period of 2004, representing an increase of 17%. The increase in general and administrative expenses was due primarily to greater professional fees related to accounting services and Sarbanes-Oxley compliance along with an increase in personnel expenses. All other general and administrative expenses remained relatively constant. As a percentage of revenue, G&A expenses represented 16% of revenues in the first quarter of 2005 and 18% of revenues in the first quarter of 2004. The Company expects general and administrative expenses to increase in absolute dollars and decrease as a percentage of revenue during the remainder of 2005 primarily due to increased professional fees and costs related to corporate governance and Sarbanes-Oxley compliance.

Marketing and selling expenses were $729,081 for the three months ended March 31, 2005 as compared to $606,529 for the comparable period of 2004, an increase of 20%. This increase was due primarily to an increase in personnel expenses pertaining to the Company’s sales and support staff for the three months ended March 31, 2005 as compared to the comparable period of 2004. Total marketing and selling expenses represented 14% of revenues in the first quarter of 2005 and 15% of revenues in the first quarter of 2004. The Company expects marketing and selling expenses to increase in absolute dollars and decrease as a percentage of revenue during the remainder of 2005 as resources are committed to direct selling efforts to aggressively promote its drug testing services in order to expand its client base.

Research and development (“R&D”) expenses were $71,947 for the three months ended March 31, 2005 as compared to $77,019 for the comparable period of 2004, a decrease of 7%. This decrease was primarily due to reduced consumables costs. R&D expenses represented 1% of revenues for the three months ended March 31, 2005 and 2% of revenues for the three months ended March 31, 2004. The Company does not expect any significant changes in research and development expenses during the remainder of 2005 as compared to 2004.

Interest income for the three months ended March 31, 2005 increased by $4,715 as compared to the comparable period of 2004 and represented interest and dividends earned on cash equivalents and short-term investments. An increase in the yield on investment balances in the first quarter of 2005 as compared to the first quarter of 2004 caused the increase in interest income, as average investment balances remained relatively constant.

During the three months ended March 31, 2005, the Company recorded a tax provision of $565,000 reflecting an effective tax rate of 37.3% as compared to a tax provision of $282,500 and an effective tax rate of 38.4% for the three months ended March 31, 2004. The lower effective tax rate for the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004 was due primarily to reduced state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, the Company had approximately $4.1 million of cash, cash equivalents and short-term investments. The Company’s operating activities provided net cash of $946,411 in the three months ended March 31, 2005. Investing activities used $2,037,830 in the three month period while financing activities used a net amount of $99,976 during the period.

Cash provided by operating activities of $946,411 principally reflected net income of $948,140 adjusted for depreciation and amortization of $120,408 as the change resulting from the growth in accounts receivable and prepaid expenses was offset by the growth in accrued expenses.

Capital expenditures in the first three months of 2005 were $40,058. The expenditures primarily consisted of new equipment, including laboratory and computer equipment. The Company currently plans to make capital expenditures of approximately $600,000 in 2005, primarily in connection with the purchase of additional laboratory and computer equipment. The Company believes that within the next two to five years it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $4 million, which the Company expects to fund primarily through its operating cash flows.

During the three months ended March 31, 2005, the Company distributed $410,153 in cash dividends to its shareholders. The Company did not repurchase any shares for treasury during the quarter ended March 31, 2005. The Company has authorized 500,000 shares for repurchase since June of 1998 of which 466,351 shares have been repurchased.

Contractual obligations as of March 31, 2005 were as follows:

	Less Than One Year	1-3 Years	4-5 years	After 5 Years	Total
Operating leases	$387,000	166,000	125,000	—	$678,000
Purchase commitment	247,000				247,000

	$634,000	166,000	125,000	—	$925,000

     Purchase Commitment

The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier in exchange for variable annual payments based upon prior year purchases. Purchases amounted to $123,576 for the three months ended March 31, 2005 as compared to $109,719 for the comparable period of 2004. The Company expects to purchase approximately $370,000 for the remainder of 2005. In exchange for exclusivity, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company’s purchase commitments. This agreement does not include a fixed termination date, however, it is cancelable upon mutual agreement by both parties or six months after termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.

At March 31, 2005, the Company’s principal sources of liquidity included an aggregate of approximately $4.1 million of cash, cash equivalents and short-term investments. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could potentially include joint ventures, issuances of common stock or debt financing, although the Company does not have any such plans at this time. At March 31, 2005, the Company had no long-term debt.

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

Deferred revenue represents payments received in advance of the performance of drug testing procedures. Deferred revenue is reclassified as revenue when the underlying test results are delivered. With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance (referred to as breakage). Revenue is then recognized (as other income) when the Company can reasonably, reliably and objectively determine the breakage has occurred. Breakage is deemed to occur only at the point it becomes remote that performance will be required. The Company has not recorded any breakage in the first quarter of 2005 and during 2004. The Company continues to monitor this to determine whether breakage can be reasonably, reliably and objectively determined.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company or statements made by its employees may contain “forward-looking” information which involves risks and uncertainties. In particular, statements contained in this report which are not historical facts (including, but not limited to, the Company’s expectations regarding revenues, business strategy, general and administrative expenses, marketing and selling expenses, research and development expenses, anticipated operating results, strategies with respect to governmental agencies and regulations, cash dividends, cost savings, capital expenditures and anticipated cash requirements) may be “forward-looking” statements. The Company’s actual results may differ from those stated in any “forward-looking” statements. Factors that may cause such differences include, but are not limited to, employee hiring practices of the Company’s principal customers, development of markets for new products and services offered by the Company, the economic health of principal customers of the Company, financial and operational risks associated with possible expansion of testing facilities used by the Company, government regulation (including, but not limited to, Food and Drug Administration regulations), competition and general economic conditions. With respect to the continued payment of cash dividends, factors include, but are not limited to, available surplus, cash flow, capital expenditure reserves required, and other factors that the Board of Directors of the Company may take into account.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity. The Company maintains a short-term investment portfolio consisting principally of money market securities and Taxable Auction Rate Preferred, 7 and 28 day Dutch Auction securities that are not sensitive to sudden interest rate changes. The Company does not use derivative financial instruments for speculative or trading purposes.

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

PART II OTHER INFORMATION

Item 1 Legal Proceeding

The lawsuit filed against the Company as a co-defendant along with Anderson Chevrolet, AutoNation Inc., and two of Anderson Chevrolet’s employees was resolved during the three months ended March 31, 2005.

Item 6. Exhibits

See Exhibit Index included in this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation
Date: May 12, 2005	By:	/s/ Raymond C. Kubacki, Jr.
Raymond C. Kubacki, Jr.
Chairman and Chief Executive Officer

Date May 12, 2005	By:	/s/ Peter C. Monson
Peter C. Monson
Vice President, Treasurer & Chief Financial Officer

PSYCHEMEDICS CORPORATION
FORM 10-Q
March 31, 2005

EXHIBIT INDEX