Form 10-Q
period 2005-06-30
PSYCHEMEDICS CORP
filed 2005-08-15
CIK 806517

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2005

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
YES ☐ NO ☑
Number of shares outstanding of only class of Issuer’s Common Stock as of August 15, 2005: Common Stock $.005 par value (5,167,097 shares).

PSYCHEMEDICS CORPORATION

PSYCHEMEDICS CORPORATION
CONDENSED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,433,196	$3,260,178
Short-term investments	2,000,000	—
Accounts receivable, net of allowance for doubtful accounts of $483,230 in 2005 and 2004	3,562,190	3,289,863
Prepaid expenses and other current assets	597,351	246,372
Deferred tax assets	529,752	529,752

Total current assets	9,122,489	7,326,165

PROPERTY AND EQUIPMENT:
Equipment and leasehold improvements, at cost	9,939,266	9,960,831
Less-accumulated depreciation and amortization	(9,163,472)	(9,099,472)

	775,794	861,359
DEFERRED TAX ASSETS	166,583	166,583
OTHER ASSETS, NET	43,624	79,529

	$10,108,490	$8,433,636

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$205,921	$554,214
Accrued expenses	1,296,559	1,157,740
Deferred revenue	577,553	487,633

Total current liabilities	2,080,033	2,199,587

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.005 par value; 872,521 shares authorized; none issued or outstanding	—	—
Common stock; $0.005 par value; 50,000,000 shares authorized; 5,750,894 shares and 5,710,704 shares issued in 2005 and 2004, respectively	28,754	28,554
Paid-in capital	25,446,781	24,978,039
Accumulated deficit	(8,324,387)	(9,649,853)
Less — Treasury stock, at cost; 583,797 shares	(9,122,691)	(9,122,691)

Total shareholders’ equity	8,028,457	6,234,049

	$10,108,490	$8,433,636

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS
	ENDED JUNE 30,
	2005	2004
REVENUE	$5,615,329	$5,347,049
COST OF REVENUE	2,224,449	2,252,240

Gross profit	3,390,880	3,094,809

EXPENSES:
General and administrative	755,974	869,055
Marketing and selling	678,168	613,624
Research and development	73,854	73,319

	1,507,996	1,555,998

OPERATING INCOME	1,882,884	1,538,811

INTEREST INCOME	26,962	6,979
OTHER INCOME	—	3,750

	26,962	10,729

NET INCOME BEFORE INCOME TAXES	1,909,846	1,549,540

PROVISION FOR INCOME TAXES	709,000	585,500

NET INCOME	$1,200,846	$964,040

BASIC NET INCOME PER SHARE	$0.23	$0.19

DILUTED NET INCOME PER SHARE	$0.23	$0.19

DIVIDENDS DECLARED PER SHARE	$0.08	$0.08

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC	5,163,506	5,126,907

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED	5,173,941	5,130,138

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	SIX MONTHS
	ENDED JUNE 30,
	2005	2004
REVENUE	$10,953,079	$9,502,921
COST OF REVENUE	4,389,279	4,256,946

Gross profit	6,563,800	5,245,975

EXPENSES:
General and administrative	1,628,612	1,612,856
Marketing and selling	1,407,249	1,220,153
Research and development	145,801	150,338

	3,181,662	2,983,347

OPERATING INCOME	3,382,138	2,262,628

INTEREST INCOME	39,598	14,900
OTHER INCOME	1,250	7,500

	40,848	22,400

INCOME BEFORE PROVISION FOR INCOME TAXES	3,422,986	2,285,028

PROVISION FOR INCOME TAXES	1,274,000	868,000

NET INCOME	$2,148,986	$1,417,028

BASIC NET INCOME PER SHARE	$0.42	$0.28

DILUTED NET INCOME PER SHARE	$0.42	$0.28

DIVIDENDS DECLARED PER SHARE	$0.16	$0.16

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC	5,146,103	5,126,907

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED	5,158,159	5,131,470

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS
	ENDED JUNE 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,148,986	$1,417,028
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	219,321	273,263
Tax benefit associated with exercise of options	35,503	—
Changes in operating assets and liabilities:
Accounts receivable	(272,327)	(1,203,036)
Prepaid expenses and other assets	(350,979)	(130,122)
Accounts payable	(348,294)	(3,744)
Accrued expenses	138,819	(87,741)
Deferred revenue	89,920	25,896

Net cash provided by operating activities	1,660,949	291,544

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(2,000,000)	—
Purchases of property and equipment	(100,078)	(118,081)
Decrease (Increase) in other assets — net	2,228	(5,772)

Net cash used in investing activities	(2,097,850)	(123,853)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(823,520)	(820,306)
Net proceeds from the issuance of common stock	433,439	—

Net cash used in financing activities	(390,081)	(820,306)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(826,982)	(652,615)
CASH AND CASH EQUIVALENTS, beginning of period	3,260,178	3,022,467

CASH AND CASH EQUIVALENTS, end of period	$2,433,196	$2,369,852

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2005
1. Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (the “Company”) as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three months and the six months ended June 30, 2005 may not be indicative of the results that may be expected for the year ending December 31, 2005, or any other period.
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
The assumptions used and the weighted average information are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Risk-free interest rates range	3.8%	3.9%	3.8%	2.7 — 3.9%
Expected dividend yield range	2.3%	2.7%	2.3%	2.7%
Expected lives	5 years	5 years	5 years	5 years
Expected volatility range	30.09%	23.99%	30.09%	23.99 — 27.94%

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
Consistent with SFAS No. 123, net income and basic and diluted net income per share would have been as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Net income, as reported	$1,200,846	$964,040	$2,148,986	$1,417,028

Less: Total stock based compensation cost determined under the fair value based method for all employee awards	(919,325)	(82,266)	(928,882)	(107,937)

Pro forma net income	$281,521	$881,774	$1,220,104	$1,309,091

Income per share:
Basic and diluted, as reported	$0.23	$0.19	$0.42	$0.28

Basic and diluted, pro forma	$0.05	$0.17	$0.24	$0.26

The weighted average fair value of options granted for the three months ended June 30, 2005 and 2004 was $3.76 per share and $1.88 per share, respectively. The weighted average fair value of options granted for the six months ended June 30, 2005 and 2004 was $3.76 per share and $2.19 per share, respectively.
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
Basic and diluted weighted average common shares outstanding were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Weighted average common shares	5,163,506	5,126,907	5,146,103	5,126,907
Dilutive common stock options	10,435	3,231	12,056	4,563

Weighted average common shares outstanding, assuming dilution	5,173,941	5,130,138	5,158,159	5,131,470

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
For the three months ended June 30, 2005 and 2004, options to purchase 522,833 and 462,217 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive. For the six months ended June 30, 2005 and 2004, options to purchase 533,133 and 405,437 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.
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
At June 30, 2005 and December 31, 2004, the Company had deferred revenue of approximately $578,000 and $488,000, respectively, reflecting sales of its personal drug testing service for which the performance of the related test had not yet occurred.
5. Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The provisions of SFAS No. 123(R) are effective for all employee equity awards granted and to any unvested awards outstanding as of January 1, 2006. The Company has not yet assessed the impact of adopting this new standard.
In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS No. 153 are based on the principle

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
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
7. Subsequent Event — Dividends
On August 3, 2005, the Company declared a quarterly dividend of $.10 per share, which will be paid on September 23, 2005 to shareholders of record on September 9, 2005.

Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Psychemedics Corporation was incorporated in 1986. The Company utilizes a patented hair analysis method involving radioimmunoassay technology to analyze human hair to detect abused substances.
Revenue for the second quarter of 2005 was $5.6 million and was 5% above revenue of $5.3 million for the second quarter of 2004. Revenue for the first two quarters of 2005 was $11.0 million and was 15% above revenue of $9.5 million for the first two quarters of 2004. Due to the increase in revenue and gross profit, the Company reported net income of $0.23 per share in the quarter ended June 30, 2005 and net income of $0.42 per share for the six months ended June 30, 2005. At June 30, 2005, the Company had $4.4 million of cash, cash equivalents and short-term investments. The Company distributed $0.4 million, or $0.08 per share, of cash dividends to its shareholders in both the first and second quarters of 2005, which represented year to date totals of $0.8 million, or $0.16 per share. As of the date of this Report, the Company has paid thirty-five consecutive quarterly cash dividends.
RESULTS OF OPERATIONS
Revenue was $5,615,329 for the three month period ended June 30, 2005 as compared to $5,347,049 for the comparable period of 2004, representing an increase of 5%. Revenue was $10,953,079 for the six month period ended June 30, 2005 as compared to $9,502,921 for the comparable period of 2004, representing an increase of 15%. The increase in revenue for the second quarter of 2005 was due to an increase of 4% in testing volume from both new and existing clients, while the average revenue per sample increased by 1% as compared to the comparable period of 2004. The increase in revenue for the six months ended June 30, 2005 was due to an increase of 15% in testing volume from both new and existing clients, while the average revenue per sample remained constant as compared to the comparable period of 2004. The Company continued to add approximately the same number of new clients in the first and second quarter of 2005 as it did in the comparable period of 2004.
Gross margin was 60% of revenue for the three month period ended June 30, 2005, as compared to 58% for the comparable period of 2004. Gross margin was 60% of revenue for the six month period ended June 30, 2005, as compared to 55% for the comparable period of 2004. Fixed and semi-variable direct costs were spread over a greater number of tests performed for the three month period and the six month period ended June 30, 2005, as compared to the same periods of 2004. Also, reduced depreciation and amortization expense contributed to a decline in fixed costs for the three month period and the six month period ended June 30, 2005 as compared to the year earlier periods.
General and administrative (“G&A”) expenses were $755,974 for the three month period ended June 30, 2005 as compared to $869,055 for the comparable period of 2004, representing a decrease of 13%. G&A expenses were $1,628,612 for the six month period ended June 30, 2005 as compared to $1,612,856 for the comparable period of 2004, representing an increase of 1%. The decrease in general and administrative expenses for the three month period ended June 30, 2005 as compared to the comparable period of 2004 was due primarily to reduced professional fees related to legal services and a decrease in rent expense pertaining to the Company’s headquarters. All other general and administrative expenses remained relatively constant. The increase in general and administrative expenses for the six month period ended June 30, 2005 as compared to the comparable period of 2004 was due primarily to greater professional fees related to accounting services and Sarbanes-Oxley compliance along with an increase in personnel expenses, partially offset by reduced professional fees related to legal services and a decrease in rent expense pertaining to the Company’s headquarters. All other general and administrative expenses remained relatively constant. As a percentage of revenue, G&A expenses decreased to 14% for the three month period ended June 30, 2005 from 16% for the comparable period of 2004 and decreased to 15% for the six months ended June 30, 2005 from 17% for the comparable period of 2004. The Company expects general and administrative expenses to increase in absolute dollars and decrease as a percentage of revenue during the remainder of 2005 primarily due to increased professional fees and costs related to corporate governance and Sarbanes-Oxley compliance.
Marketing and selling expenses were $678,168 for the three month period ended June 30, 2005 as compared to $613,624 for the comparable period of 2004, an increase of 11%. Marketing and selling expenses were $1,407,249 for the six month period ended June 30, 2005 as compared to $1,220,153 for the comparable period of 2004, an increase of 15%. The increase for both the three month and the six month periods ended June 30, 2005 as compared to the comparable periods of 2004 was due primarily to an increase in personnel expenses pertaining to the Company’s sales and support staff. Total marketing and selling expenses represented 12% of revenue in the second quarter of 2005 and 11% of revenue in the second quarter of 2004. Total marketing and selling expenses represented 13% of revenue for both of the six month periods ended June 30, 2005 and June 30, 2004. The Company expects marketing and selling expenses to increase in absolute dollars and decrease as a percentage of revenue during the remainder of 2005 as resources are committed to direct selling efforts to aggressively promote its drug testing services in order to expand its client base.
Research and development (“R&D”) expenses for the three month period ended June 30, 2005 increased by $535 from the comparable period of the prior year to $73,854, an increase of 1%. Research and development (“R&D”) expenses for the six month period ended June 30, 2005 decreased by $4,537 from the comparable period of the prior year to $145,801, a decrease of 3%. This decrease was primarily due to reduced consumables costs. R&D expenses represented 1% of revenue for both of the three month periods ended June 30, 2005 and June 30, 2004. R&D expenses represented 1% of revenue for both of the six month periods ended June 30, 2005 and June 30, 2004.
Interest income for the three month period ended June 30, 2005 increased by $19,983 and increased by $24,698 for the six month period ended June 30, 2005 as compared to the comparable year earlier periods and represented interest and dividends earned on cash equivalents and short-term investments. Higher average investment balances along with an increase in the yield on investment balances in 2005 as compared to 2004 caused the increase in interest income.

During the three month period ended June 30, 2005, the Company recorded a tax provision of $709,000 reflecting an effective tax rate of 37.1% as compared to a tax provision of $585,500 reflecting an effective tax rate of 37.8% for the three month period ended June 30, 2004. During the six months ended June 30, 2005 and June 30, 2004, the Company recorded tax provisions of $1,274,000 and $868,000 representing effective tax rates of 37.2% and 38.0%, respectively. The variation in the effective tax rate was due primarily to reduced state income taxes.
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2005, the Company had approximately $4.4 million of cash, cash equivalents and short-term investments. The Company’s operating activities generated net cash of $1,660,949 in the six months ended June 30, 2005. Investing activities used $2,097,850 in the six month period while financing activities used a net amount of $390,081 during the period.
Operating cash flow of $1,660,949 for the six months ended June 30, 2005 principally reflected net income of $2,148,986 adjusted for depreciation and amortization of $219,321 offset partially by the growth in accounts receivable and prepaid expenses along with the decrease in accounts payable.
Capital expenditures in the first two quarters of 2005 were $100,078. The expenditures primarily consisted of new equipment, including laboratory and computer equipment. The Company currently plans to make additional capital expenditures of approximately $550,000 during the balance of 2005, primarily in connection with the purchase of additional laboratory and computer equipment. The Company believes that within the next two to five years it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $4 million.
During the six month period ended June 30, 2005, the Company distributed $823,520 in cash dividends to its shareholders. The Company did not repurchase any shares for treasury during the six month period ended June 30, 2005. The Company has authorized 500,000 shares for repurchase since June of 1998 of which 466,351 shares have been repurchased as of June 30, 2005.
Contractual obligations as of June 30, 2005 were as follows:

	Less Than	1-3	4-5	After 5
	One Year	Years	years	Years	Total
Operating leases	$484,000	$922,000	$893,000	$783,000	$3,082,000
Purchase commitment	247,000				247,000

	$731,000	$922,000	$893,000	$783,000	$3,329,000
The Company signed a seven year extension in May of 2005 with an option to renew for an additional three years on the space leased for laboratory purposes in Culver City, California. This extension commences on January 1, 2006. The Company also signed a five year lease extension in May of 2005 with an option to renew for an additional two years on the space leased for customer service and information technology purposes in Culver City, California. This extension also commences on January 1, 2006. The lease obligations are reflected in the above table.
          Purchase Commitment
The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier in exchange for variable annual payments based upon prior year purchases. Purchases amounted to $247,151 for the six months ended June 30, 2005 as compared to $219,510 for the comparable period of 2004. The Company expects to purchase approximately $247,000 for the remainder of 2005. In exchange for exclusivity, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company’s purchase commitments. This agreement does not include a fixed termination date, however, it is cancelable upon mutual agreement by both parties or six months after termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.
At June 30, 2005, the Company’s principal sources of liquidity included an aggregate of approximately $4.4 million of cash, cash equivalents and short-term investments. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could potentially include joint ventures, issuances of common stock or debt financing, although the Company does not have any such plans at this time. At June 30, 2005, the Company had no long-term debt.
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
Deferred revenue represents payments received in advance of the performance of drug testing procedures. Deferred revenue is reclassified as revenue when the underlying test results are delivered. With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance (referred to as breakage). Revenue is then recognized (as other income) when the Company can reasonably, reliably and objectively determine the breakage has occurred. Breakage is deemed to occur only at the point it becomes remote that performance will be required. The Company has not recorded any breakage in the first two quarters of 2005 and during 2004. The Company continues to monitor this to determine whether breakage can be reasonably, reliably and objectively determined.
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

PART II OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders of Psychemedics Corporation was held on May 24, 2005 for the purpose of electing a board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitations.
Description and tabulation by the Company’s transfer agent of each matter voted upon at the Annual Meeting of Shareholders of Psychemedics Corporation held on May 24, 2005:
All of management’s nominees for directors, as listed in the proxy statement, were elected with the following votes:
Election of Directors.

	Number of Shares
	For	Withheld
Raymond C. Kubacki, Jr.	4,708,453	180,966
Harry F. Connick	4,710,388	179,031
Walter S. Tomenson, Jr.	4,712,344	177,075
Fred J. Weinert	4,708,520	180,899
Item 6. Exhibits
See Exhibit Index included in this Report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation
Date: August 15, 2005	By:	/s/ Raymond C. Kubacki, Jr.

Raymond C. Kubacki, Jr.
Chairman and Chief Executive Officer

Date: August 15, 2005	By:	/s/ Peter C. Monson

Peter C. Monson
Vice President, Treasurer &
Chief Financial Officer

PSYCHEMEDICS CORPORATION
FORM 10-Q
June 30, 2005
EXHIBIT INDEX