Form 10-Q
period 2005-09-30
PSYCHEMEDICS CORP
filed 2005-11-14
CIK 806517

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2005

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
YES ☐      NO ☑
Indicate by check mark whether the registrant is a shell company.
YES ☐      NO ☑
Number of shares outstanding of only class of Issuer’s Common Stock as of November 14, 2005: Common Stock $.005 par value (5,167,097 shares).

PSYCHEMEDICS CORPORATION

PSYCHEMEDICS CORPORATION
CONDENSED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,201,837	$3,260,178
Short-term investments	2,000,000	—
Accounts receivable, net of allowance for doubtful accounts of $464,058 in 2005 and $483,230 in 2004	3,601,562	3,289,863
Prepaid expenses and other current assets	431,902	246,372
Deferred tax assets	529,752	529,752

Total current assets	9,765,053	7,326,165

PROPERTY AND EQUIPMENT:
Equipment and leasehold improvements, at cost	9,994,041	9,960,831
Less-accumulated depreciation and amortization	(9,251,847)	(9,099,472)

	742,194	861,359
DEFERRED TAX ASSETS	166,583	166,583
OTHER ASSETS, NET	39,829	79,529

	$10,713,659	$8,433,636

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$401,655	$554,214
Accrued expenses	1,236,196	1,157,740
Deferred revenue	581,440	487,633

Total current liabilities	2,219,291	2,199,587

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.005 par value; 872,521 shares authorized; none issued or outstanding	—	—
Common stock; $0.005 par value; 50,000,000 shares authorized; 5,750,894 shares and 5,710,704 shares issued in 2005 and 2004, respectively	28,754	28,554
Paid-in capital	25,446,781	24,978,039
Accumulated deficit	(7,858,476)	(9,649,853)
Less — Treasury stock, at cost; 583,797 shares	(9,122,691)	(9,122,691)

Total shareholders’ equity	8,494,368	6,234,049

	$10,713,659	$8,433,636

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS
	ENDED SEPTEMBER 30,
	2005	2004
REVENUE	$5,353,168	$4,870,218
COST OF REVENUE	2,267,237	2,105,768

Gross profit	3,085,931	2,764,450

EXPENSES:
General and administrative	765,758	803,940
Marketing and selling	703,731	673,724
Research and development	87,090	83,854

	1,556,579	1,561,518

OPERATING INCOME	1,529,352	1,202,932

INTEREST INCOME	34,269	8,476
OTHER INCOME	—	3,750

	34,269	12,226

NET INCOME BEFORE INCOME TAXES	1,563,621	1,215,158

PROVISION FOR INCOME TAXES	581,000	414,000

NET INCOME	$982,621	$801,158

BASIC NET INCOME PER SHARE	$0.19	$0.16

DILUTED NET INCOME PER SHARE	$0.19	$0.16

DIVIDENDS DECLARED PER SHARE	$0.10	$0.08

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC	5,167,097	5,126,907

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED	5,179,134	5,132,976

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	NINE MONTHS
	ENDED SEPTEMBER 30,
	2005	2004
REVENUE	$16,306,247	$14,373,139
COST OF REVENUE	6,656,516	6,362,714

Gross profit	9,649,731	8,010,425

EXPENSES:
General and administrative	2,394,370	2,416,796
Marketing and selling	2,110,980	1,893,877
Research and development	232,891	234,192

	4,738,241	4,544,865

OPERATING INCOME	4,911,490	3,465,560

INTEREST INCOME	73,867	23,376
OTHER INCOME	1,250	11,250

	75,117	34,626

NET INCOME BEFORE INCOME TAXES	4,986,607	3,500,186

PROVISION FOR INCOME TAXES	1,855,000	1,282,000

NET INCOME	$3,131,607	$2,218,186

BASIC NET INCOME PER SHARE	$0.61	$0.43

DILUTED NET INCOME PER SHARE	$0.61	$0.43

DIVIDENDS DECLARED PER SHARE	$0.26	$0.24

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC	5,153,178	5,126,907

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED	5,165,060	5,131,946

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS
	ENDED SEPTEMBER 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,131,607	$2,218,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	318,073	404,491
Tax benefit associated with exercise of options	35,503	—
Changes in operating assets and liabilities:
Accounts receivable	(311,699)	(885,642)
Prepaid expenses and other assets	(185,530)	(52,955)
Accounts payable	(152,559)	106,119
Accrued expenses	78,456	315,474
Deferred revenue	93,807	36,356

Net cash provided by operating activities	3,007,658	2,142,029

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(2,000,000)	—
Purchases of property and equipment	(163,507)	(251,674)
Decrease (Increase) in other assets — net	4,299	(6,180)

Net cash used in investing activities	(2,159,208)	(257,854)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,340,230)	(1,230,458)
Net proceeds from the issuance of common stock	433,439	—

Net cash used in financing activities	(906,791)	(1,230,458)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(58,341)	653,717
CASH AND CASH EQUIVALENTS, beginning of period	3,260,178	3,022,467

CASH AND CASH EQUIVALENTS, end of period	$3,201,837	$3,676,184

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2005
1. Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (the “Company”) as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three months and the nine months ended September 30, 2005 may not be indicative of the results that may be expected for the year ending December 31, 2005, or any other period.
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
The assumptions used and the weighted average information are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Risk-free interest rates range	—	—	3.8%	2.7 – 3.9%
Expected dividend yield range	—	—	2.3%	2.7%
Expected lives	—	—	5 years	5 years
Expected volatility range	—	—	30.09%	23.99 – 27.94%

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
Consistent with SFAS No. 123, net income and basic and diluted net income per share would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income, as reported	$982,621	$801,158	$3,131,607	$2,218,186

Less: Total stock based compensation cost determined under the fair value based method for all employee awards	(9,558)	(25,371)	(938,440)	(133,307)

Pro forma net income	$973,063	$775,787	$2,193,167	$2,084,879

Income per share:
Basic, as reported	$0.19	$0.16	$0.61	$0.43

Diluted, as reported	$0.19	$0.16	$0.61	$0.43

Basic, pro forma	$0.19	$0.15	$0.43	$0.41

Diluted, pro forma	$0.19	$0.15	$0.42	$0.41

No options were granted for the three months ended September 30, 2005 or 2004. The fair value of options granted for the nine months ended September 30, 2005 and 2004 was $3.76 per share and $2.19 per share, respectively.
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
Basic and diluted weighted average common shares outstanding were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Weighted average common shares	5,167,097	5,126,907	5,153,178	5,126,907
Dilutive common stock options	12,037	6,069	11,882	5,039

Weighted average common shares outstanding, assuming dilution	5,179,134	5,132,976	5,165,060	5,131,946

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
For the three months ended September 30, 2005 and 2004, options to purchase 449,207 and 368,912 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive. For the nine months ended September 30, 2005 and 2004, options to purchase 484,208 and 384,362 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.
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
At September 30, 2005 and December 31, 2004, the Company had deferred revenue of approximately $581,000 and $488,000, respectively, reflecting sales of its personal drug testing service for which the performance of the related test had not yet occurred.
5. Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The provisions of SFAS No. 123(R) are effective for all employee equity awards granted and to any unvested awards outstanding as of January 1, 2006. The Company currently does not expect the impact of adopting this new standard to be of a material nature.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
6. Contingencies
The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. The Company believes that based upon information available to the Company at this time, the expected outcome of these matters would not have a material impact on the Company’s results of operations or financial condition.
7. Subsequent Event — Dividends
On October 26, 2005, the Company declared a quarterly dividend of $.10 per share, which will be paid on December 23, 2005 to shareholders of record on December 9, 2005.

Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Psychemedics Corporation was incorporated in 1986. The Company utilizes a patented hair analysis method involving radioimmunoassay technology to analyze human hair to detect abused substances.
Revenue for the third quarter of 2005 was $5.4 million and was 10% above revenue of $4.9 million for the third quarter of 2004. Revenue for the first three quarters of 2005 was $16.3 million and was 13% above revenue of $14.4 million for the first three quarters of 2004. Due to the increase in revenue and gross profit, the Company reported net income of $0.19 per share in the quarter ended September 30, 2005 and net income of $0.61 per share for the nine months ended September 30, 2005. At September 30, 2005, the Company had $5.2 million of cash, cash equivalents and short-term investments. The Company distributed $0.5 million, or $0.10 per share, of cash dividends to its shareholders in the third quarter of 2005, and $0.4 million, or $0.08 per share, of cash dividends in both the first and second quarters of 2005, which represented year to date totals of $1.3 million, or $0.26 per share. As of the date of this Report, the Company has paid thirty-six consecutive quarterly cash dividends.
RESULTS OF OPERATIONS
Revenue was $5,353,168 for the three month period ended September 30, 2005 as compared to $4,870,218 for the comparable period of 2004, representing an increase of 10%. Revenue was $16,306,247 for the nine month period ended September 30, 2005 as compared to $14,373,139 for the comparable period of 2004, representing an increase of 13%. The increase in revenue for the third quarter of 2005 was due to an increase of 11% in testing volume from both new and existing clients, while the average revenue per sample decreased by approximately 1% as compared to the comparable period of 2004. The increase in revenue for the nine months ended September 30, 2005 was due to an increase of 14% in testing volume from both new and existing clients, while the average revenue per sample decreased by 1% as compared to the comparable period of 2004. The Company believes that the growth in testing volume was due to an improvement in the hiring environment at new and existing customers. The Company continued to add approximately the same number of new clients for the nine months ended September 30, 2005 as it did in the comparable period of 2004.
Gross margin was 58% of revenue for the three month period ended September 30, 2005, as compared to 57% for the comparable period of 2004. Gross margin was 59% of revenue for the nine month period ended September 30, 2005, as compared to 56% for the comparable period of 2004. Fixed and semi-variable direct costs were spread over a greater number of tests performed for the three month period and the nine month period ended September 30, 2005, as compared to the same periods of 2004. Also, reduced depreciation and amortization expense contributed to a decline in fixed costs for the three month period and the nine month period ended September 30, 2005 as compared to the year earlier periods.

General and administrative (“G&A”) expenses were $765,758 for the three month period ended September 30, 2005 as compared to $803,940 for the comparable period of 2004, representing a decrease of 5%. G&A expenses were $2,394,370 for the nine month period ended September 30, 2005 as compared to $2,416,796 for the comparable period of 2004, representing a decrease of 1%. The decrease in general and administrative expenses for the three month period ended September 30, 2005 as compared to the comparable period of 2004 was due primarily to reduced professional fees related to legal services and a decrease in rent expense pertaining to the Company’s headquarters, partially offset by greater professional fees related to Sarbanes-Oxley compliance. All other general and administrative expenses remained relatively constant. The decrease in general and administrative expenses for the nine month period ended September 30, 2005 as compared to the comparable period of 2004 was due primarily to reduced professional fees related to legal services and a decrease in rent expense pertaining to the Company’s headquarters, partially offset by greater professional fees related to Sarbanes-Oxley compliance along with an increase in personnel expenses. All other general and administrative expenses remained relatively constant. As a percentage of revenue, G&A expenses decreased to 14% for the three month period ended September 30, 2005 from 17% for the comparable period of 2004 and decreased to 15% for the nine months ended September 30, 2005 from 17% for the comparable period of 2004. The Company expects general and administrative expenses to remain relatively flat during the remainder of 2005.
Marketing and selling expenses were $703,731 for the three month period ended September 30, 2005 as compared to $673,724 for the comparable period of 2004, an increase of 4%. Marketing and selling expenses were $2,110,980 for the nine month period ended September 30, 2005 as compared to $1,893,877 for the comparable period of 2004, an increase of 11%. The increase for both the three month and the nine month periods ended September 30, 2005 as compared to the comparable periods of 2004 was due primarily to an increase in personnel expenses pertaining to the Company’s sales and support staff. Total marketing and selling expenses represented 13% of revenue in the third quarter of 2005 and 14% of revenue in the third quarter of 2004. Total marketing and selling expenses represented 13% of revenue for the nine month period ended September 30, 2005 and 13% of revenue for the nine month period ended September 30, 2004. Even though the Company does not anticipate any significant increases in marketing and selling expenses during the remainder of 2005, the Company does expect to continue to aggressively promote its drug testing services in future years in order to expand its client base.
Research and development (“R&D”) expenses for the three month period ended September 30, 2005 increased by $3,236 from the comparable period of the prior year to $87,090, an increase of 4%. This increase was primarily due to increased personnel and consulting costs, partially offset by reduced consumables costs. Research and development (“R&D”) expenses for the nine month period ended September 30, 2005 decreased by $1,301 from the comparable period of the prior year to $232,891, a decrease of 1%. This decrease was primarily due to reduced consumables costs. R&D expenses represented 2% of revenue for both of the three month periods ended September 30, 2005 and September 30, 2004. R&D expenses represented 1% of revenue for the nine month period ended September 30, 2005 and 2% of revenue for the nine month period ended September 30, 2004. The Company does not expect any significant changes in research and development expenses during the remainder of 2005.

Interest income for the three month period ended September 30, 2005 increased by $25,793 and increased by $50,491 for the nine month period ended September 30, 2005 as compared to the comparable year periods and represented interest earned on cash equivalents and short-term investments. Higher average investment balances along with an increase in the yield on investment balances in 2005 as compared to 2004 caused the increase in interest income.
During the three month period ended September 30, 2005, the Company recorded a tax provision of $581,000 reflecting an effective tax rate of 37.2% as compared to a tax provision of $414,000 reflecting an effective tax rate of 34.1% for the three month period ended September 30, 2004. During the nine months ended September 30, 2005 and September 30, 2004, the Company recorded tax provisions of $1,855,000 and $1,282,000 representing effective tax rates of 37.2% and 36.6%, respectively. The variation in the effective tax rate resulted from the Company reducing its tax accrual and tax provision by $40,000 during the third quarter of 2004 in order to properly reflect its estimated taxes payable.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2005, the Company had approximately $5.2 million of cash, cash equivalents and short-term investments. The Company’s operating activities generated net cash of $3,007,658 in the nine months ended September 30, 2005. Investing activities used $2,159,208 in the nine month period while financing activities used a net amount of $906,791 during the period.
Operating cash flow of $3,007,658 for the nine months ended September 30, 2005 principally reflected net income of $3,131,607 adjusted for depreciation and amortization of $318,073 offset partially by the growth in accounts receivable and prepaid expenses along with the decrease in accounts payable.
Capital expenditures in the first three quarters of 2005 were $163,507. The expenditures primarily consisted of new equipment, including laboratory and computer equipment. The Company currently plans to make additional capital expenditures of approximately $200,000 during the balance of 2005, primarily in connection with the purchase of additional laboratory and computer equipment. The Company believes that within the next two to five years it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $4 million.
During the nine month period ended September 30, 2005, the Company distributed $1,340,230 in cash dividends to its shareholders. The Company did not repurchase any shares for treasury during the nine month period ended September 30, 2005. The Company has authorized 500,000 shares for repurchase since June of 1998 of which 466,351 shares have been repurchased as of September 30, 2005.

Contractual obligations as of September 30, 2005 were as follows:

	Less Than	1-3	4-5	After 5
	One Year	Years	Years	Years	Total
Operating leases	$487,000	$909,000	$885,000	$681,000	$2,962,000
Purchase commitment	247,000	—	—	—	247,000

	$734,000	$909,000	$885,000	$681,000	$3,209,000
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
     Purchase Commitment
The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier in exchange for variable annual payments based upon prior year purchases. Purchases amounted to $370,727 for the nine months ended September 30, 2005 as compared to $329,301 for the comparable period of 2004. The Company expects to purchase approximately $124,000 for the remainder of 2005. In exchange for exclusivity, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company’s purchase commitments. This agreement does not include a fixed termination date; however, it is cancelable upon mutual agreement by both parties or six months after termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.
At September 30, 2005, the Company’s principal sources of liquidity included an aggregate of approximately $5.2 million of cash, cash equivalents and short-term investments. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could potentially include joint ventures, issuances of common stock or debt financing, although the Company does not have any such plans at this time. At September 30, 2005, the Company had no long-term debt.

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
Deferred revenue represents payments received in advance of the performance of drug testing procedures. Deferred revenue is reclassified as revenue when the underlying test results are delivered. With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance (referred to as breakage). Revenue is then recognized (as other income) when the Company can reasonably, reliably and objectively determine the breakage has occurred. Breakage is deemed to occur only at the point it becomes remote that performance will be required. The Company has not recorded any breakage in the first three quarters of 2005 and during 2004. The Company continues to monitor this to determine whether breakage can be reasonably, reliably and objectively determined.
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
Item 4. Controls and Procedures
As of September 30, 2005, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring the reporting of material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these internal controls over financial reporting subsequent to the date of the most recent evaluation.

PART II OTHER INFORMATION
Item 6. Exhibits
See Exhibit Index included in this Report
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation
Date: November 14, 2005	By:	/s/ Raymond C. Kubacki, Jr.
Raymond C. Kubacki, Jr.
Chairman and Chief Executive Officer

Date: November 14, 2005	By:	/s/ Peter C. Monson
Peter C. Monson
Vice President, Treasurer & Chief Financial Officer

PSYCHEMEDICS CORPORATION
FORM 10-Q
September 30, 2005
EXHIBIT INDEX