Form 10-K
period 2005-12-31
PSYCHEMEDICS CORP
filed 2006-03-31
CIK 806517

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the fiscal year ended December 31, 2005
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company.
YES ☐ NO ☑
On June 30, 2005 the aggregate market value of the voting stock held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers, directors and 10% shareholders are “affiliates” of the Registrant) was $57,448,367. On March 29, 2006, 5,167,097 shares of Common Stock, $.005 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III - Portions of the Registrant’s Proxy Statement relative to the 2006 Annual Meeting of Stockholders to be held on May 11, 2006.

PART I
The information provided by the Company in this Report may contain “forward-looking” information which involves risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as being applicable to all forward-looking statements wherever they appear in this report. The Company’s actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed in Item 1A and Item 7 below, as well as those discussed elsewhere herein.
Item 1. Business
General
Psychemedics Corporation (“the Company”) is a Delaware corporation organized on September 24, 1986 to provide testing services for the detection of abused substances through the analysis of hair samples. The Company’s testing methods utilize a patented technology to perform radioimmunoassays on enzymatically dissolved hair samples with confirmation testing by mass spectrometry.
The Company’s primary application of its patented technology is as a testing service that analyzes hair samples for the presence of certain drugs of abuse. Employing radioimmunoassay procedures to drug test hair samples differs from the more commonly used approach in which immunoassay procedures are employed to test urine samples. The Company’s tests provide quantitative information that indicates the approximate amount of drug ingested as well as historical data, which can show a pattern of individual drug use over a period of time. This information is useful to employers for both applicant and employee testing, as well as to physicians, treatment professionals, law enforcement agencies, school administrators, parents concerned about their children’s drug use and other individuals or entities engaged in any business where drug use or potential drug use is an issue. The Company provides commercial testing and confirmation by mass spectrometry using industry-accepted practices for cocaine, marijuana, PCP, methamphetamine (including Ecstasy, which is difficult to detect in urine due to sporadic use patterns and rapid clearance from the body), and opiates (including heroin and oxycodone).
Testing services are currently performed at the Company’s laboratory at 5832 Uplander Way, Culver City, California. The Company’s services are marketed under the name RIAH (Radioimmunoassay of Hair), a registered service mark.
Development of Radioimmunoassay of Hair
The application of unique radioimmunoassay procedures to the analysis of hair was initially developed in 1978 by the founders of the Company, Annette Baumgartner and Werner A. Baumgartner, Ph.D. The Baumgartners demonstrated that when certain chemical substances enter the bloodstream, the blood carries these substances to the hair where they become “entrapped” in the protein matrix in amounts approximately proportional to the amount ingested. The Company’s patented drugs of abuse testing procedure involves direct analysis of liquefied hair samples by radioimmunoassay procedures utilizing effective reagents and unique antibodies. The antibodies detect the presence of a specific drug or drug metabolite in the liquefied hair sample by reacting with the drug present in the sample solution as well as an added radioactive analog of the drug. The resulting antibody-drug complex is precipitated and analyzed. The amount of drug present in the sample is inversely proportional to the amount of radioactive analog in the precipitate. Results are then confirmed by Mass Spectrometry. Depending upon the length of head hair, the Company is able to provide historical information on drug use by the person from whom the sample was obtained. Since head hair grows approximately 1.3 centimeters per month, a 3.9 centimeter head hair sample can reflect drug use patterns over the approximate several months prior to the collection of the sample. Another testing option involves sectional analysis of the head hair sample. In this procedure, the hair is sectioned lengthwise to approximately correspond to certain time periods. Each section corresponds to a time period, which allows the Company to provide information on patterns of drug use.
Validation of the Company’s Proprietary Testing Method
The process of analyzing human hair for the presence of drugs using the Company’s patented method has been the subject of numerous peer-reviewed, scientific field studies. Results from the studies that have been published or accepted for publication in scientific journals are generally favorable to the Company’s technology. These studies were performed with the following organizations: Boston University School of Public Health; Citizens for a Better Community Court, Columbia University; Connecticut Department of Mental Health and Addictive Services; Koba Associates-DC Initiative, Harvard Cocaine Recovery Project, Hutzel Hospital, ISA Associates (Interscience America)-NIDA Workplace Study, University of California-Sleep State Organization, Maternal/Child Substance Abuse Project, Matrix Center, National Public Services Research Institute, Narcotic and Drug Research Institute, San Diego State University-Chemical Dependency Center, Spectrum Inc., Stapleford Centre (London), Task Force on Violent Crime (Cleveland, Ohio); University of Miami-Department of Psychiatry, University of Miami-Division of Neonatology, University of South Florida-Operation Par Inc., University of Washington, VA Medical Center-Georgia, U.S. Probation Parole-Santa Ana, and Wayne State University. The above studies include research in the following areas: effects of prenatal drug use, treatment evaluation, workplace drug use, the criminal justice system and epidemiology. Many of the studies have been funded by the National Institute of Justice or the National Institute on Drug Abuse (“NIDA”). Several hundred research articles written by independent researchers have been published supporting the general validity and usefulness of hair analysis.
Some of the Company’s customers have also completed their own testing to validate the Company’s proprietary hair testing method as a prelude to utilizing the Company’s services. These studies have consistently confirmed the Company’s superior detection rate compared to urinalysis testing. When results based on the Company’s patented hair testing method were compared to urine results in side-by-side evaluations, 4 to 10 times as many drug abusers were accurately identified by the Company’s proprietary method. In addition to these studies, the Company’s proprietary method is validated through the services it offers to the thousands of clients for whom it has performed testing.
In 1998, the National Institute of Justice, utilizing Psychemedics hair testing, completed a Pennsylvania Prison study where hair analysis revealed an average prison drug use level of approximately 7.9% in 1996. Comparatively, urinalysis revealed virtually no positives. After measures to curtail drug use were instituted (drug-sniffing dogs, searches and scanners), the use level fell to approximately 2% according to the results of hair analysis in 1998. Again, the urine tests showed virtually no positives. The study illustrates the usefulness of hair analysis to monitor populations and the weakness of urinalysis.
The Company has received 510k clearance from the United States Food and Drug Administration (“FDA”) on all five of its assays used to test human hair for drugs of abuse. As of the date of this report, Psychemedics was the only company that has received FDA clearance for a five-drug panel test of both head and body hair samples for drugs of abuse. See Government Regulation.
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
In contrast to urinalysis testing, hair testing using the Company’s patented method can provide long-term historical drug use information resulting in a significantly wider “window of detection.” This “window” may be several months or longer depending on the length of the hair sample. The Company’s standard test offering, however, uses a 3.9 centimeter length head hair sample cut close to the scalp which measures use for approximately the previous several months.
This wider window enhances the detection efficiency of hair analysis, making it particularly useful in pre-employment testing. Hair testing not only identifies more drug users, but it can also uncover patterns and severity of drug use (information most helpful in determining the scope of an individual’s involvement with drugs), while serving as a deterrent against the use of drugs. Hair testing employing the Company’s patented method greatly reduces the incidence of “false negatives” associated with evasive measures typically encountered with urinalysis testing. For example, urinalysis test results are adversely impacted by excessive fluid intake prior to testing and by adulteration of the urine sample. Moreover, a drug user who abstains from use for a few days prior to urinalysis testing can usually escape detection. Hair testing is effectively free of these problems, as it cannot be thwarted by evasive measures typically encountered with urinalysis testing. Hair testing is also attractive to customers since sample collection is typically performed under close supervision yet is less intrusive and less embarrassing for test subjects.
Hair testing using the Company’s patented method (with mass spectrometry confirmation) further reduces the prospects of error in conducting drug detection tests. Urinalysis testing is more susceptible to problems such as “evidentiary false positives” resulting from passive drug exposure (e.g. poppy seeds). To combat this problem, in federally mandated testing, the opiate cutoff levels for urine testing were raised 667% (from 300 to 2,000 ng/ml) on December 1, 1998 and testing for the presence of a heroin metabolite, 6-AM, was required. These requirements, however, effectively reduced the detection time frame for confirmed heroin with 6-AM in urine down to several hours post drug use. In contrast, the metabolite 6-AM is stable in hair and can be detected for months.
In the event a positive urinalysis test result is challenged, a test on a newly collected urine sample is not a viable remedy. Unless the forewarned individual continues to use drugs prior to the date of the newly collected sample, a re-test may yield a negative result when using urinalysis testing because of temporary abstinence. In contrast, when the Company’s hair testing method is offered on a repeat hair sample, the individual suspected of drug use cannot as easily affect the results because historical drug use data remains locked in the hair fiber.
When compared to other hair testing methods, not only are the Company’s assays the only five panel hair test assays cleared by the FDA for both head and body hair (as of March 31, 2006, the date of the filing of this report), they also employ a unique patented method of enzyme digestion that the Company believes allows for the most efficient release of drugs from the hair without destroying the drugs. The Company’s method of releasing drugs from hair is a key advantage and results in superior detection rates.
Disadvantages of Hair Testing
There are some disadvantages of hair testing as compared to drug detection through urinalysis. Because hair starts growing below the skin surface, drug ingestion evidence does not appear in hair above the scalp until five to seven days after use.
Thus, hair testing is not suitable for determining drug presence in “for cause” testing as is done in connection with an accident investigation. It does, however, provide a drug history which can complement urinalysis information in “for cause” testing.
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
Patents
In 1994, the Company was issued its first patent, U.S. Patent No. 5,324,642 (the “642 Patent”) by the United States Patent and Trademark Office. This patent pertains to the Company’s universal drug extraction procedure and radioimmunoassay technology for the detection of drugs in hair specimens. Some of the research on the inventions covered by the 642 Patent was conducted at the Veteran’s Administration Hospital (“VA”). Therefore, the U.S. government has been granted a nonexclusive, irrevocable, royalty-free license to use the basic invention covered by the 642 Patent, for all governmental purposes. In 1995, the Company was granted a second patent pertaining to the immuno-chemical screening assay for marijuana, which is the most difficult drug to detect.
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
In February 2002, a fourth U.S. patent was issued that covers the base hair analysis method and broadens considerably the scope of the original U.S. patent.
In June 2003, a fifth U.S. patent was issued which covers degradation of a keratin structure, filtering to remove particulate substances present in the digest solution that may interfere with the screen methods, and analysis of the digest to determine the identity and amount of the drug present.
A sixth U.S. patent, issued in September 2005, describes the use of biological detergents with our hair analysis methods to aid in the digestion of hair without damaging the drug analytes trapped in the original hair structure.
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
Moreover, scheduled tests such as pre-employment testing and some random testing programs provide an opportunity for many drug users to simply abstain for a few days in order to escape detection by urinalysis.
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
The Company performs a confirmation test of all presumptive positive results through mass spectrometry. The use of mass spectrometry is an industry accepted practice used to confirm positive drug test results of an initial screen. In an employment setting, mass spectrometry confirmation is typically used prior to the taking of any disciplinary action against an employee. The Company offers its clients a five-drug screen with mass spectrometry confirmation of cocaine, PCP, marijuana, methamphetamine (including Ecstasy), and opiates (including heroin and oxycodone).
2. Schools
The Company currently serves hundreds of schools in a majority of states and in several foreign countries as clients. The Company offers its school clients the same five-drug screen with mass spectrometry confirmation that is used with the Company’s workplace testing service.
3. Parents
The Company also offers a personal drug testing service, known as “PDT-90”® , for parents concerned about drug use by their children. It allows parents to collect a small sample from their child in the privacy of the home, send it to the Company’s laboratory and have it tested for drugs of abuse by the Company. The PDT-90 testing service uses the same patented method that is used with the Company’s workplace testing service.
4. Research
The Company is involved in ongoing studies involving use of drugs of abuse in various populations, including the following: National Development and Research Institute; Connecticut Department of Mental Health and Addiction; Center for Addiction and Substance Abuse (CASA) at Columbia University; polypharmaceuticals studies at Duke University; PREDICT programs studying outcomes of early intervention at Yale University, University of Toronto, and University of North Carolina at Chapel Hill; anti-psychotic agent efficacy studies managed by Quintiles and centered at The University of North Carolina at Chapel Hill; maternal drug use studies at The Research Institute of Addiction at SUNY, Buffalo, NY; human metabolic studies with ecstasy at the Chemistry and Drug Metabolism Section, NIDA, Baltimore, MD; studies of motivational intervention to change risky sexual behavior at Boston University; studies using P.E.T. Imaging to determine MDMA neurotoxicity; and studies of neurocognitive consequences of long term MDMA (ecstasy) use.
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
Although other laboratories have begun offering hair testing, the Company is the only laboratory with FDA clearance for a five-drug panel test of both head and body hair samples for drugs of abuse. To date, no other laboratory engaged in hair testing has received approval or clearance from the FDA on all of its assays for the testing of both head and body hair samples (one other laboratory does have FDA clearance specific to head hair samples only). Additionally, several of these laboratories that purport to test hair samples use a method that the Company presumes includes the use of a form of immunoassay procedures. The Company, however, does not believe that immunoassay testing of hair samples is as effective on a commercial basis without using the Company’s unique patented method, which allows for the efficient release of drugs from the hair through enzyme digestion without destroying the drugs.
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
By May 3, 2002, the Company had received 510k clearance to market all five of its assays. As of the date of the filing of this report (March 31, 2006), the Company is the only laboratory using a full five-drug panel of FDA-cleared hair testing assays for the testing of both head and body hair samples (one other laboratory has 510k clearance for head hair samples only for a five-drug panel).
In December 2003, the FDA issued revised draft guidance for manufacturers of drug screening tests, clarifying the FDA’s position on laboratory and non-laboratory tests. The FDA indicated its intent to enforce the FDC Act. In June 2005, the FDA issued a public message confirming the need for FDA clearance of screening tests used by businesses and consumers to detect the presence of drugs of abuse.
The Drug Testing Advisory Board (“DTAB”) of the Substance Abuse and Mental Health Services Administration (“SAMHSA”) is promulgating new guidelines for mandatory testing in federal workplace programs. SAMHSA has included a Hair Testing Working Group to advise DTAB. This group is comprised of representatives in the drug-testing arena, including representatives from the Company. In the Proposed Mandatory Guidelines, hair is included as a specimen that may be collected. The Proposed Guidelines were published in the Federal Register in April 2004. In a February 2006 posting of the DTAB meeting minutes on SAMHSA’s website, DTAB indicated that SAMHSA’s preparation of the Proposed Mandatory Guidelines has been completed. According to DTAB, the Guidelines will be sent to other agencies of the United States government for their comment. Should the final version of the federal guidelines remain substantially unchanged from the draft version, then the federal workplace market, previously limited to only urine testing, will be available to the Company.
Research and Development
The Company is continuously engaged in research and development activities. During the years ended December 31, 2005, 2004 and 2003, $335,769, $329,419 and $305,683, respectively, were expended for research and development. The Company continues to perform research activities to develop new products and services and to improve existing products and services utilizing the Company’s proprietary technology. The Company also continues to evaluate methodologies to enhance its drug screening capabilities. Additional research using the Company’s proprietary technology is being conducted by outside research organizations through government-funded studies.
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
Research has continued on the interactions of different types of hair with drugs in the environment and from actual drug usage. This work has concentrated on assessments of various published methods for removal of externally deposited drug from hair surfaces and on methods of extraction of metabolically deposited drugs from the solid hair matrix. Some of the work has been presented at meetings of the Society of Forensic Toxicologists and the European Society of Hair Testing, and has resulted in publications during 2005 in Journal of Analytical Toxicology and Annales de Toxicologie Analytique. A chapter on Hair Analysis by Psychemedics scientists is included in a 2005 book, Forensic Science and Medicine: Drugs of Abuse: Body Fluid Testing.
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
Employees
As of December 31, 2005, the Company had 97 full-time equivalent employees, of whom two full-time employees were in research and development. None of the Company’s employees is subject to a collective bargaining agreement.
Available Information
The Company’s Internet website address is www.psychemedics.com (and www.drugtestwithhair.com). The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available through its Internet website as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. The Company’s Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.
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
Item 1A. Risk Factors
This report contains forward-looking statements that involve risks and uncertainties, such as statements of our objectives, expectations and intentions. The cautionary statements made in this report should be read as applicable to all forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this report.
Companies may develop products that compete with our products and some of these companies may be larger and better capitalized than we are.
Many of our competitors and potential competitors are larger and have greater financial resources than we do and offer a range of products broader than our products. Some of the companies with which we now compete or may compete in the future may develop more extensive research and marketing capabilities and greater technical and personnel resources than we do, and may become better positioned to compete in an evolving industry. Failure to compete successfully could harm our business and prospects.
Our results of operations are subject in part to variation in our customers’ hiring practices and other factors beyond our control.
Our results of operations have been and may continue to be subject to variation in our customer’s hiring practices, which in turn is dependent to a large extent on the general condition of the economy. Results for a particular quarter may vary due to a number of factors, including:
•	economic conditions in our markets in general;

•	economic conditions affecting our customers and their particular industries;

•	the introduction of new products and product enhancements by us or our competitors; and

•	pricing and other competitive conditions.
Our business could be harmed if we are unable to protect our proprietary technology.
We rely primarily on a combination of trade secrets, patents and trademark laws and confidentiality procedures to protect our technology. Despite these precautions, unauthorized third parties may infringe or copy portions of our technology. Our competitors may independently develop similar technology that our patents do not cover. In addition, because patent applications in the United States are not publicly disclosed until either (1) 18 months after the application filing date or (2) the publication date of an issued patent wherein applicant(s) seek only US patent protection, applications not yet disclosed may have been filed which relate to our technology. Moreover, there is a risk that foreign intellectual property laws will not protect our intellectual property rights to the same extent as United States intellectual property laws. In the absence of significant patent protection, we may be vulnerable to competitors who attempt to copy our products, processes or technology.
Our future success will depend on the continued services of our key personnel.
The loss of any of our key personnel, particularly our key sales and marketing personnel, could harm our business and prospects. Our success will also depend upon our ability to attract and retain other qualified managerial and technical personnel. We may not be able to attract and retain personnel necessary for the development of our business. We do not have any key man life insurance for any of our officers or other key personnel.

Our reliance on one supplier for certain raw materials used in our testing procedures could harm our business and prospects.
Since its inception, the Company has purchased raw materials for its laboratory services from outside suppliers. The most critical of these raw materials are the radio-labeled drugs, which the Company purchases from a single supplier, although other suppliers of radio-labeled drugs exist. The Company has entered into an agreement with its principal supplier to purchase certain proprietary information regarding the manufacture of such radio-labeled drugs owned by the supplier in the event that the supplier ceases to be able to supply such radio-labeled drugs to the Company. Obtaining alternative sources of supply of the radio-labeled drugs could involve delays and other costs; however, the Company maintains a surplus supply. The failure of the Company’s primary or any alternative supplier of radio-labeled drugs to provide such radio-labeled drugs at an acceptable price, or an interruption of supplies from such a supplier and the exhaustion of the Company’s current supply on hand could result in lost or deferred sales.
We may incur significant stock-based compensation charges related to certain stock options and restricted stock in future periods.
The Financial Accounting Standards Board (FASB) issued in December 2004 Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95, that addresses the accounting treatment for employee stock options and other share-based payment transactions. The statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and requires that such transactions be accounted for using a fair-value-based method and recognized as expenses. The statement and the change in accounting treatment may result in our reporting increased operating expenses beginning in 2006 as a result of new options or other share-based awards that may thereafter be granted which would decrease any reported net income or increase any reported net loss, and could adversely affect the market price of our common stock.
Recently issued rules and/or regulations related to equity compensation could adversely affect our ability to attract and retain key personnel.
We have historically used stock options and other long-term equity incentives as a fundamental component of our compensation packages. We believe that equity awards directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with us. The recent changes in the accounting for employee stock options and other share-based payments under Statement 123R require us to record a charge to earnings for new and unvested employee stock option grants beginning in 2006. In addition, rules of the American Stock Exchange that require shareholder approval for stock option and other equity-based compensation plans, could make it more difficult for us to grant options or other equity-based awards to employees in the future. If these new regulations make it more difficult or expensive to grant stock options or other equity awards to employees, we may need to change our equity compensation strategy and we may find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

We are exposed to potential risks and we will incur costs as a result of the internal control testing and evaluation process mandated by Section 404 of the Sarbanes-Oxley Act of 2002.
Commencing in 2007, we are required to assess the effectiveness of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Documenting and testing the effectiveness of our internal control over financial reporting will cause us to incur significant costs, including increased accounting fees and increased staffing levels. It should be noted that the majority of our documentation work has been completed.
If we fail to complete the Sarbanes-Oxley 404 evaluation in a timely manner, or if our independent registered public accounting firm cannot attest in a timely manner to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. We intend to devote substantial time and incur substantial costs, as necessary, to ensure ongoing compliance.
There is a risk that our insurance will not be sufficient to protect us from errors and omissions liability or other claims, or that in the future errors and omissions insurance will not be available to us at a reasonable cost, if at all.
Our business involves the risk of claims of errors and omissions and other claims inherent to our business. We maintain errors and omissions and general liability insurance subject to deductibles and exclusions. There is a risk that our insurance will not be sufficient to protect us from all such possible claims. An under-insured or uninsured claim could harm our operating results or financial condition.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties.
The Company maintains its corporate office and northeast sales office at 125 Nagog Park, Acton, Massachusetts; the office is leased through November 2009.
The Company leases 18,000 square feet of space in Culver City, California, for laboratory purposes. This facility is leased through December 31, 2012 with an option to renew for an additional three years. The Company also leases an additional 5,400 square feet of space in Culver City, California for customer service and information technology purposes. This office space is leased through December 31, 2010 with an option to renew for an additional two years.
Item 3. Legal Proceedings.
The Company is involved in various suits and claims in the ordinary course of business. The Company does not believe that the disposition of any such suits or claims will have a material adverse effect on the continuing operations or financial condition of the Company.

Item 4. Submission of Matters To a Vote of Security Holders.
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock is traded on the American Stock Exchange under the symbol “PMD”. As of March 15, 2006, there were 287 record holders of the Company’s common stock. The following table sets forth for the periods indicated the range of prices for the Company’s common stock as reported by the American Stock Exchange and dividends declared by the Company. The number of record owners was determined from the Company’s stockholder records maintained by the Company’s transfer agent and does not include beneficial owners of the Company’s common stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of the Company’s common stock held by others as or in nominee names exceeds 2,000.

Calendar Period	High	Low	Dividends
2005
Fourth Quarter	$14.35	$11.15	$0.10
Third Quarter	$15.10	$12.96	$0.10
Second Quarter	$15.60	$12.18	$0.08
First Quarter	$14.24	$12.26	$0.08

2004
Fourth Quarter	$12.95	$10.85	$0.08
Third Quarter	$12.70	$10.45	$0.08
Second Quarter	$12.73	$9.50	$0.08
First Quarter	$13.02	$9.33	$0.08
The Company has paid dividends over the past nine years. It most recently declared a dividend in February 2006, which was paid in March 2006. The Company’s current intention is to continue to declare dividends to the extent funds are available and not required for operating purposes or capital requirements, and only then, upon approval by the Board of Directors.
Refer to Item 6., Selected Financial Data, for annual dividends per share information.

EQUITY COMPENSATION PLAN INFORMATION
The following table provides information as of December 31, 2005 with respect to shares of the Company’s common stock that were issuable under the Company’s 2000 Stock Option Plan (the “2000 Stock Option Plan”). In March, 2006, the 2000 Stock Option Plan was discontinued in connection with, and subject to shareholder approval of, the Company’s 2006 Equity Incentive Plan.
The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans that were no longer in effect on December 31, 2005. Footnote (2) to the table sets forth the total number of shares of common stock issuable upon the exercise of options under the expired or discontinued plans as of December 31, 2005, and the weighted average exercise price of those options. No additional options may be granted under those expired or discontinued plans.

Number of
Securities to be
	issued upon	Weighted average
	exercise of	exercise price of	Number of
	outstanding	outstanding	securities that
	options, warrants	options, warrants	remained available
	and rights	and rights	for future issuance
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	406,639	$14.53	88,211
Equity compensation plans not approved by security holders	—	—	—

Total	406,639	$14.53	88,211

(1)	Consists of the 2000 Stock Option Plan.

(2)	This table does not include information for the following stock option plans that were discontinued or expired prior to December 31, 2005: the Company’s 1989 Non-Qualified Stock Option Plan (expired on September 22, 1999); the Company’s 1989 Employee Stock Option Plan (discontinued on May 11, 2000 in connection with the adoption of the 2000 Stock Option Plan); the Company’s 1991 Non-Qualified Stock Option Plan (expired on June 12, 2001). As of December 31, 2005, a total of 150,307 shares of common stock were issuable upon the exercise of outstanding options under the foregoing discontinued or expired plans. The weighted average exercise price of outstanding options under all three plans is $20.26 per share. No additional options may be granted under these discontinued or expired plans.

Item 6. Selected Financial Data
The selected financial data presented below is derived from our financial statements and should be read in connection with those statements.

	As of and for the Years Ended
	December 31,
	2005	2004	2003	2002	2001
	(In thousands, except for per share data)
Revenue	$21,389	$18,937	$15,995	$16,068	$15,730
Gross profit (1)	12,576	10,448	8,370	8,286	7,433
Income from operations	6,326	4,331	1,938	1,936	323
Net income	4,049	2,764	1,218	1,256	233
Basic net income per share	0.79	0.54	0.23	0.24	0.04
Diluted net income per share	0.78	0.54	0.23	0.24	0.04
Total assets	11,145	8,434	7,267	8,083	9,108
Working capital	7,832	5,126	3,786	4,540	4,075
Shareholders’ equity	8,895	6,234	5,111	6,344	6,772
Cash dividends declared per common share	$0.36	$0.32	$0.32	$0.24	$0.40

(1)	For fiscal 2002 and 2001 the Company has reclassified the cost of collecting hair samples from sales and marketing expenses to cost of services to permit comparison with fiscal 2005, 2004 and 2003. This collection expense has traditionally been and continues to be one of the activities and responsibilities of the Company’s customer service department, and prior to 2003 was included in sales and marketing expenses. The impact of this reclassification reduced gross profit by $763,000 in 2002 and $482,000 in 2001 and was offset by reduced sales and marketing expenses of $763,000 in 2002 and $482,000 in 2001, but had no effect on operating income or net income in each of these years.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Factors That May Affect Future Results
From time to time, information provided by the Company or statements made by its employees may contain “forward-looking” information which involves risks and uncertainties. In particular, statements contained in this report which are not historical facts (including, but not limited to, the Company’s expectations regarding revenues, business strategy, anticipated operating results, strategies with respect to governmental agencies and regulations, cash dividends and anticipated cash requirements) may be “forward-looking” statements. The Company’s actual results may differ from those stated in any “forward-looking” statements. Factors that may cause such differences include, but are not limited to, employee hiring practices of the Company’s principal customers, risks associated with the continued expansion of the Company’s sales and marketing network, development of markets for new products and services offered by the Company, the economic health of principal customers of the Company, financial and operational risks associated with possible expansion of testing facilities used by the Company, government regulation (including, but not limited to, Food and Drug Administration regulations), competition, general economic conditions and other risk factors identified under “Risk Factors” above. With respect to the continued payment of cash dividends, factors include, but are not limited to, available surplus, cash flow, capital expenditure reserves required, and other factors that the Board of Directors of the Company may take into account.
Overview
During 2005, the Company set new records in both revenue and net income. Revenue was $21.4 million in 2005, 13% above 2004 revenue of $18.9 million and 34% above 2003 revenue of $16.0 million. Due to the increase in revenue and by maintaining tight controls over expenses, the Company reported earnings per share (diluted) of $0.78, $0.54 and $0.23 in 2005, 2004 and 2003, respectively. At December 31, 2005, the Company had $5.9 million of cash, cash equivalents and short-term investments. During 2005, the Company had operating cash flow of $4.4 million and distributed $1.9 million, or $0.36 per share, of cash dividends to its shareholders. To date, the Company has paid thirty-eight consecutive quarterly cash dividends.
Results of Operations
Revenue was $21.4 million in 2005, as compared to $18.9 million in 2004 and $16.0 million in 2003, representing an increase of 13% in 2005 and an increase of 18% in 2004 versus revenue in the prior year. The increase in revenue for both 2005 and 2004 was due to an increase in testing volume while average revenue per sample remained relatively constant. The increase in testing volume for 2005 resulted from the addition of new clients during 2005, while testing volume at existing clients decreased slightly. The majority of the increase in testing volume for 2004 resulted from the addition of new clients during 2004, while testing volume at existing clients increased at a moderate pace. The Company has continued to add approximately the same number of new clients in 2005 and 2004 at as it did in 2003.
Gross margin was 59% of revenues in 2005 as compared to 55% of revenues in 2004 and 52% of revenues in 2003. Improved efficiencies involving labor and materials along with reduced depreciation and amortization were the primary reasons for the increase in gross margin for 2005, as compared to 2004. The Company experienced reduced depreciation and amortization as more of its fixed assets became fully depreciated. Also, fixed and semi-variable direct costs were spread over a greater number of tests performed during 2005, as compared to 2004. Reduced depreciation and amortization expense contributed to a decline in fixed costs in 2004 as compared to 2003. Fixed and semi-variable direct costs were spread over a greater number of tests performed during 2004, as compared to 2003, contributing to the favorable increase in gross margin for 2004 versus 2003.
General and administrative expenses decreased by $67,000 to $3.1 million in 2005 from $3.2 million in 2004 and decreased by $118,000 to $3.2 million in 2004 from $3.3 million in 2003. The decrease in general and administrative expenses for 2005 as compared to 2004 was due primarily to a decrease in professional fees related to legal services and a decrease in rent expense pertaining to the Company’s headquarters, offset by an increase in personnel expenses, business insurance and professional fees related to corporate governance. The decrease in general and administrative expenses for 2004 as compared to 2003 was due primarily to decreases in personnel expenses, professional fees related to legal services, professional fees related to strategic corporate development and bad debt expense, offset by an increase in professional fees related to investor relations, accounting services, and corporate governance. All other general and administrative expenses remained relatively constant. General and administrative expenses represented 15% of revenues in 2005 as compared to 17% of revenues in 2004 and 21% of revenues in 2003. The variation in general and administrative expenses as a percentage of revenues for 2005 and 2004, as compared to 2003, was primarily due to the factors previously discussed and an increased revenue base in each of the years since 2003. The Company expects general and administrative expenses to increase in absolute dollars and decrease as a percentage of revenue in 2006.
Marketing and selling expenses increased by $194,000 to $2.8 million in 2005 from $2.6 million in 2004 and decreased by $221,000 to $2.6 million in 2004 from $2.8 million in 2003. The increase in marketing and selling expenses for 2005 as compared to 2004 was due primarily to an increase in personnel expenses pertaining to the Company’s sales, sales support and customer service staffs. The decrease in marketing and selling expenses for 2004 as compared to 2003 was due primarily to a decline in distribution expenses related to the Company’s PDT-90 drug testing service, a reduction in personnel expenses pertaining to the Company’s sales, sales support and customer service staffs and a decrease in amortization expense pertaining to software development costs. Marketing and selling expenses as a percentage of revenues were 13%, 14% and 18% in 2005, 2004 and 2003, respectively. The decrease in marketing and selling expenses as a percentage of revenues for 2005 and 2004 as compared to 2003 was primarily due to the factors previously discussed and an increased revenue base in each of the years since 2003. The Company expects marketing and selling expenses to increase in absolute dollars and decrease as a percentage of revenue in 2006 as resources are committed to direct selling efforts to aggressively promote its drug testing services in order to expand its client base.
Research and development expenses increased $7,000 to $336,000 in 2005 from $329,000 in 2004 and increased $23,000 to $329,000 in 2004 from $306,000 in 2003. Research and development expenses remained relatively constant in 2005 as compared to 2004. The increase in research and development expenses for 2004 as compared to 2003 was due primarily to increased personnel and consulting expenses. Research and development expenses represented 2% of revenues in 2005, 2004 and

2003. The Company does not expect any significant changes in research and development expenses in 2006 as compared to 2005 and 2004.
Other income increased $74,000 to $122,000 in 2005 as compared to 2004 and increased $7,000 to $48,000 in 2004 as compared to 2003. The majority of other income for all three years represented interest earned on cash equivalents and short-term investments. Interest income increased by $87,000 in 2005 as compared to 2004, due to higher average investment balances along with an increase in the yield on investment balances. Interest income decreased by $7,000 in 2004 as compared to 2003, due to slightly lower average investment balances along with a decrease in the yield on investment balances. The remainder of other income represents amounts received in 2005 and 2004 as part of the favorable resolution in late 2003 of a court case involving a collector of hair samples.
During 2005, the Company recorded a tax provision of $2,400,000, reflecting an effective tax rate of 37.2%, as compared with effective tax rates of 36.9% in 2004 and 38.4% in 2003. The lower effective tax rates for 2005 and 2004 as compared to 2003 were due primarily to reduced state income taxes.
Liquidity and Capital Resources
At December 31, 2005, the Company had $5.9 million of cash, cash equivalents and short-term investments, compared to $3.3 million at December 31, 2004. The Company’s operating activities generated net cash of $4,351,000 in 2005, $2,269,000 in 2004 and $2,073,000 in 2003. Investing activities used $2,835,000 in 2005, $391,000 in 2004 and $248,000 in 2003. Financing activities used $1,424,000 in 2005, $1,641,000 in 2004 and $2,451,000 in 2003.
Operating cash flow of $4,351,000 in 2005 principally reflects net income of $4,049,000 adjusted for depreciation and amortization of $409,000 offset primarily by a decrease of $187,000 in accounts payable and an increase of $141,000 in prepaid expenses and other assets. Operating cash flow in 2005 was greater than 2004 due to the increase in net income for 2005. Operating cash flow of $2,269,000 in 2004 principally reflects net income of $2,764,000 adjusted for depreciation and amortization of $534,000 offset primarily by an increase of $1,140,000 in accounts receivable. Operating cash flow in 2004 was greater than 2003 due to the increase in net income for 2004. Operating cash flow of $2,073,000 in 2003 principally reflects net income of $1,218,000 adjusted for depreciation and amortization of $872,000 as the change in operating assets and liabilities offset each other. The non-cash effect of depreciation and amortization expense in 2005, 2004 and 2003 was $409,000, $534,000 and $872,000, respectively.
Investing cash flow principally reflects the purchase of short-term investments and capital expenditures. During 2005 the Company purchased $2,550,000 of Taxable Auction Rate Preferred, 7 and 28 day Dutch Auction securities. Capital expenditures in 2005 were $289,000, a decrease of $88,000 from 2004 expenditures of $377,000. The expenditures related principally to new equipment, including laboratory and computer equipment. The Company currently plans to make capital expenditures of approximately $700,000 in 2006, primarily in connection with the purchase of additional laboratory and computer equipment. The Company believes that within the next two to five years it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $4 million, which the company expects to fund primarily through its operating cash flows.

During 2005 and 2004, the Company did not repurchase any shares for treasury. During 2003, the Company repurchased a total of 141,692 shares for treasury at an aggregate cost of $1,178,000. The Company has authorized 500,000 shares for repurchase since June of 1998 of which 466,351 shares have been repurchased. The Company distributed $1,857,000, $1,641,000 and $1,660,000 of cash dividends to its shareholders in 2005, 2004 and 2003, respectively.
Contractual obligations as of December 31, 2005 were as follows:

	Less Than	1-3	4-5	After 5
	One Year	Years	years	Years	Total
Operating leases	$491,000	896,000	878,000	578,000	$2,843,000
Purchase commitment	544,000	—	—	—	544,000

	$1,035,000	$896,000	$878,000	$578,000	$3,387,000

      Purchase Commitment
The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier at prices based upon prior year purchase levels. Purchases amounted to $494,302 in 2005, $438,185 in 2004 and $438,121 in 2003. The Company expects to purchase approximately $544,000 in 2006. In exchange for exclusivity, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company’s purchase commitments. This agreement does not include a fixed termination date; however, it is cancelable upon mutual agreement by both parties or six months after termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.
At December 31, 2005, the Company’s principal sources of liquidity included $5.9 million of cash, cash equivalents and short-term investments. Management currently believes that such funds, together with future operating profits, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include joint ventures, issuance of common stock or debt financing, although there is no assurance that such financings will be available to the Company on terms it deems acceptable, if at all. At December 31, 2005, the Company had no long-term debt.
The Company has paid dividends over the past nine years. It most recently declared a dividend in February 2006, which was paid in March 2006 and amounted to $516,710. The Company’s current intention is to continue to declare dividends to the extent funds are available and not required for operating purposes or capital requirements, and only then, upon approval by the Board of Directors. The Company declared dividends in excess of earnings during 2003 as well as in certain other prior years based on its cash flow from operations and the level of cash on hand. There can be no assurance that in the future, the Company will declare dividends or dividends in excess of earnings.

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
In 2003, the Company adopted Emerging Issue Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which was effective for all transactions entered into subsequent to June 15, 2003. The Company applied the consensus reached under EITF 00-21 and concluded that the testing, training and storage elements are considered one unit of accounting for revenue recognition purposes as the training and storage costs are de minimis and do not have stand-alone value to the customer. The Company has concluded that the predominant deliverable in the arrangement is the testing of the units and has recognized revenue as that service is performed and reported to the customer.
Deferred revenue represents payments received in advance of the performance of drug testing procedures. Deferred revenue is recognized as revenue when the underlying test results are delivered. With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance (referred to as breakage). Realized gain is then recognized (as other income) when the Company can reasonably, reliably and objectively determine that an estimated amount of breakage has occurred. Breakage is deemed to occur only at the point it becomes remote that performance will be required for an estimable portion of transactions. The Company has not recorded any gain related to breakage in 2005, 2004 or 2003. The Company continues to monitor this to determine whether breakage can be reasonably, reliably and objectively determined.
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
     Allowance for Doubtful Accounts
The allowance for doubtful accounts is based on management’s assessment of the collectibility of its customer accounts. Management reviews its accounts receivable aging for doubtful accounts and specifically identifies accounts that may not be collectible. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. Bad debt expense has been within management’s expectations.
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
The Company had net deferred tax assets in the amount of $766,000 at December 31, 2005, which the Company believes are fully realizable based upon expected future taxable income, which the Company’s believes is reasonably attainable in light of previous operating results during the past three years.
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
Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is therefore required to be adopted by the Company in the first quarter of 2006. While the Company does not believe the adoption of SFAS No. 154 will have a material impact on its financial position, results of operations or cash flows, the impact of adopting SFAS No. 154 is dependent upon events that could occur in future periods and, therefore, cannot be determined until, and if, an event occurs in the future period.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The provisions of SFAS No. 123(R) are effective for all employee equity awards granted and to any unvested awards outstanding as of January 1, 2006. The Company anticipates that it will most likely elect the modified prospective application method in adopting SFAS No. 123(R). While the Company currently does not expect the adoption of SFAS No. 123(R) will have a material impact on its financial position, results of operations or cash flows, given the current facts and circumstances, the impact of adopting SFAS No. 123(R) is also dependent upon events that could occur in future periods and, therefore, cannot be determined until, and if, an event occurs in the future period.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
On November 9, 2004, the Audit Committee of the Registrant dismissed Ernst & Young LLP (“E&Y”) as the Registrant ‘s independent registered public accounting firm. The decision to change accountants was made by the Audit Committee of the Registrant’s Board of Directors. E&Y served as the Registrant’s independent registered public accounting firm to audit the Registrant’s 2003 and 2002 fiscal year ends. The reports of E&Y on the financial statements of the Registrant at December 31, 2002 and December 31, 2003, and for each of the years ended December 31, 2002 and December 31, 2003, did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audits for the years ended December 2002 and December 31, 2003 and through November 9, 2004, there have been no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference to the matter in their report. On November 9, 2004, the Audit Committee of the Board of Directors of Psychemedics Corporation named BDO

Seidman, LLP as the Registrant’s independent registered public accounting firm. During Psychemedics Corporation’s fiscal years ended December 31, 2002 and 2003 and the subsequent interim period ended November 9, 2004, the Company did not consult with BDO Seidman, LLP with respect to any of the matters described in Regulation S-K Item 304 (a)(2)(i) or (ii).
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

PART III
Item 10. Directors and Executive Officers of the Registrant.
Following is a list that sets forth as of March 15, 2006 the names, ages and positions within the Company of all of the Executive Officers of the Company and the Directors of the Company. Each such director has been nominated for reelection at the Company’s 2006 Annual Meeting, to be held on May 11, 2006 at 3:00 P.M. at the Langham Hotel, 250 Franklin Street, Boston, Massachusetts.

NAME	AGE	POSITION
Raymond C. Kubacki, Jr.	61	Chairman of the Board,
		Chief Executive Officer, President,
		Director

Peter C. Monson	50	Chief Financial Officer, Vice
		President and Treasurer

William Thistle, Esq.	56	Senior Vice President,
		General Counsel

Michael I. Schaffer, Ph.D.	61	Vice President,
		Laboratory Operations

Harry Connick	80	Director,
		Audit Committee member,
		Compensation Committee member
		Nominating Committee member

Walter S. Tomenson, Jr.	59	Director,
		Audit Committee member,
		Compensation Committee member
		Nominating Committee member

Fred J. Weinert	58	Director,
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
Mr. Monson has been the Company’s Chief Financial Officer since 2000. He has served as a Vice President and Treasurer of the Company since 1998.
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
Mr. Tomenson is a Senior Advisor to Integro Ltd. Mr. Tomenson was Managing Director and Chairman of Client Development of Marsh, Inc. from 1998 until December 31, 2004. From 1993 to 1998, he was chairman of FINPRO, the financial services division of Marsh, Inc. In addition, he is a member of the Board of Directors of Marsh, Inc. Mr. Tomenson is a Director of the Trinity College School Fund, Inc. He also serves on the Executive Council of the Inner-City Scholarship Fund. Mr. Tomenson has been a director of the Company since 1999.
Mr. Weinert is an entrepreneur whose current business activities are concentrated in real estate development, theatre and film development, and also in cosmetic and fragrance distribution. He is the Chief Executive Officer and Chairman of Bella Media Plc. He also serves as the Chief Executive Officer of Bella Films LLC, Barrington Services Group, Inc., and San Telmo, Inc. He has served on the Business Advisory Council for the University of Dayton for over 20 years. Mr. Weinert has been a director of the Company since 1991.
The information required by Item 405 of Regulation S-K will be set forth in the Proxy Statement of the Company relating to the 2006 Annual Meeting of Stockholders to be held on May 11, 2006 and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2006 Annual Meeting of Stockholders to be held on May 11, 2006 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2006 Annual Meeting of Stockholders to be held on May 11, 2006 and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions
The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2006 Annual Meeting of Stockholders to be held on May 11, 2006 and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2006 Annual Meeting of Stockholders to be held on May 11, 2006 and is incorporated herein by reference.

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
Date: March 31, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Raymond C. Kubacki, Jr.	March 31, 2006

Raymond C. Kubacki, Jr.
Chairman, President and Chief Executive
Officer, Director
(Principal Executive Officer)

/s/ Peter C. Monson	March 31, 2006

Peter C. Monson
Vice President, Chief Financial Officer & Treasurer
(Principal Financial and Accounting Officer)

/s/ Harry Connick	March 31, 2006

Harry Connick
Director

/s/ Walter S. Tomenson, Jr.	March 31, 2006

Walter S. Tomenson, Jr.
Director

/s/ Fred J. Weinert	March 31, 2006

Fred J. Weinert
Director

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
      Shareholders of Psychemedics Corporation:
     We have audited the accompanying balance sheets of Psychemedics Corporation as of December 31, 2005 and 2004 and the related statements of income, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Psychemedics Corporation at December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Boston, Massachusetts February 1, 2006

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
      Shareholders of Psychemedics Corporation:
     We have audited the accompanying statements of income, shareholders’ equity and cash flows of Psychemedics Corporation for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Psychemedics Corporation for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts February 6, 2004

PSYCHEMEDICS CORPORATION
BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,352,519	$3,260,178
Short-term investments	2,550,000	—
Accounts receivable, net of allowance for doubtful accounts of $461,282 in 2005 and $483,230 in 2004	3,272,278	3,289,863
Prepaid expenses and other current assets	387,426	246,372
Deferred tax assets	520,152	529,752

Total current assets	10,082,375	7,326,165
PROPERTY AND EQUIPMENT:
Computer software	1,205,840	1,205,840
Office furniture and equipment	1,902,052	1,856,576
Laboratory equipment	6,117,128	5,966,727
Leasehold improvements	894,659	931,688

	10,119,679	9,960,831
Less — Accumulated depreciation and amortization	(9,342,747)	(9,099,472)

	776,932	861,359
DEFERRED TAX ASSETS	245,889	166,583
OTHER ASSETS	39,830	79,529

	$11,145,026	$8,433,636

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$367,535	$554,214
Accrued expenses	1,292,257	1,157,740
Deferred revenue	590,670	487,633

Total current liabilities	2,250,462	2,199,587

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.005 par value; 872,521 shares authorized and none outstanding	—	—
Common stock, $0.005 par value; 50,000,000 shares authorized, 5,750,894 shares issued in 2005 and 5,710,704 shares issued in 2004	28,754	28,554
Paid-in capital	25,446,781	24,978,039
Accumulated deficit	(7,458,280)	(9,649,853)
Less — Treasury stock, at cost; 583,797 shares in 2005 and 2004	(9,122,691)	(9,122,691)

Total shareholders’ equity	8,894,564	6,234,049

	$11,145,026	$8,433,636

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
STATEMENTS OF INCOME

	Years Ended December 31,
	2005	2004	2003
REVENUE	$21,388,513	$18,937,111	$15,995,256
COST OF REVENUE	8,812,186	8,489,198	7,625,173

Gross profit	12,576,327	10,447,913	8,370,083

OPERATING EXPENSES:
General and administrative	3,122,579	3,189,870	3,307,441
Marketing and selling	2,791,670	2,597,571	2,819,023
Research and development	335,769	329,419	305,683

	6,250,018	6,116,860	6,432,147

Income from operations	6,326,309	4,331,053	1,937,936

OTHER INCOME
Interest income	120,954	33,980	41,130
Other income	1,250	13,750	—

	122,204	47,730	41,130

INCOME BEFORE PROVISION FOR INCOME TAXES	6,448,513	4,378,783	1,979,066
PROVISION FOR INCOME TAXES	2,400,000	1,615,000	760,796

NET INCOME	$4,048,513	$2,763,783	$1,218,270

BASIC NET INCOME PER SHARE	$0.79	$0.54	$0.23

DILUTED NET INCOME PER SHARE	$0.78	$0.54	$0.23

DIVIDENDS DECLARED PER SHARE	$0.36	$0.32	$0.32

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC	5,156,686	5,126,907	5,193,128

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED	5,167,215	5,132,087	5,198,209

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock				Treasury Stock
		$ 0.005	Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Shares	Cost	Total

BALANCE, December 31, 2002	5,658,430	$28,292	$24,591,477	$(10,331,194)	442,105	$(7,944,842)	$6,343,733

Exercise of stock options	52,274	262	386,562	—	—	—	386,824
Cash dividends declared ($0.32 per share)	—	—	—	(1,660,102)	—	—	(1,660,102)
Acquisition of treasury stock	—	—	—	—	141,692	(1,177,849)	(1,177,849)
Net income	—	—	—	1,218,270	—	—	1,218,270

BALANCE, December 31, 2003	5,710,704	28,554	24,978,039	(10,773,026)	583,797	(9,122,691)	5,110,876

Cash dividends declared ($0.32 per share)	—	—	—	(1,640,610)	—	—	(1,640,610)
Net income	—	—	—	2,763,783	—	—	2,763,783

BALANCE, December 31, 2004	5,710,704	28,554	24,978,039	(9,649,853)	583,797	(9,122,691)	6,234,049

Exercise of stock options	40,190	200	468,742	—	—	—	468,942
Cash dividends declared ($0.36 per share)	—	—	—	(1,856,940)	—	—	(1,856,940)
Net income	—	—	—	4,048,513	—	—	4,048,513

BALANCE, December 31, 2005	5,750,894	$28,754	$25,446,781	$(7,458,280)	583,797	$(9,122,691)	$8,894,564

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,048,513	$2,763,783	$1,218,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	408,972	533,590	871,991
Tax benefit associated with exercise of options	35,503	—	—
Deferred income taxes	(69,706)	(10,632)	(195,964)
Changes in operating assets and liabilities:
Accounts receivable	17,585	(1,139,921)	(426,253)
Prepaid expenses and other assets	(141,054)	78,602	187,613
Accounts payable	(186,679)	156,044	60,468
Accrued expenses	134,517	(167,800)	310,031
Deferred revenue	103,037	55,229	46,675

Net cash provided by operating activities	4,350,688	2,268,895	2,072,831

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(2,550,000)	—	—
Purchases of property and equipment	(289,144)	(377,279)	(261,617)
Decrease (increase) in other long-term assets	4,298	(13,295)	13,467

Net cash used in investing activities	(2,834,846)	(390,574)	(248,150)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,856,940)	(1,640,610)	(1,660,102)
Acquisition of treasury stock	—	—	(1,177,849)
Proceeds from the exercise of stock options, net of income tax benefit	433,439	—	386,824

Net cash used in financing activities	(1,423,501)	(1,640,610)	(2,451,127)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	92,341	237,711	(626,446)
CASH AND CASH EQUIVALENTS, beginning of year	3,260,178	3,022,467	3,648,913

CASH AND CASH EQUIVALENTS, end of year	$3,352,519	$3,260,178	$3,022,467

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$2,361,860	$2,183,860	$515,160

Supplemental Disclosure of Non-cash Transactions:
Retirement of fully depreciated fixed assets	$130,297	$—	$—

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
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
Since its inception, the Company has purchased raw materials for its laboratory services from outside suppliers. The most critical of these raw materials are the radio-labeled drugs, which the Company purchases from a single supplier, although other suppliers of radio-labeled drugs exist. The Company has entered into an agreement with its principal supplier to purchase certain proprietary information regarding the manufacture of such radio-labeled drugs owned by the supplier in the event that the supplier ceases to be able to supply such radio-labeled drugs to the Company. Obtaining alternative sources of supply of the radio-labeled drugs could involve delays and other costs; however, the Company maintains a surplus supply. The failure of the Company’s primary or any alternative supplier of radio-labeled drugs to provide such radio-labeled drugs at an acceptable price, or an interruption of supplies from such a supplier and the exhaustion of the Company’s current supply on hand could result in lost or deferred sales.
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

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
     Cash Equivalents and Short-Term Investments
The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents consist of money market accounts at December 31, 2005 and 2004.
The Company maintains a short-term investment portfolio consisting principally of money market securities and Taxable Auction Rate Preferred, 7 and 28 day Dutch Auction securities. The Company does not use derivative financial instruments for speculative or trading purposes.
     Comprehensive Income (Loss)
Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive income is the same as its reported net income for the years ended December 31, 2005, 2004 and 2003.
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
The Company recorded depreciation and amortization related to property and equipment of $373,571, $466,234 and $804,636 in 2005, 2004 and 2003, respectively.
     Other Assets
Other assets primarily consist of capitalized legal costs relating to patent applications. The Company is amortizing these costs over 10 years from the date of grant of the applicable patent. The Company recorded amortization of $35,401, $67,356 and $67,355 in 2005, 2004 and 2003, respectively. Accumulated amortization amounted to $517,587 and $482,186 at December 31, 2005 and 2004, respectively. As of December 31, 2005 the Company’s patents were fully amortized. Carrying value of patents amounted to $35,401 at December 31, 2004.
     Revenue Recognition
The Company performs drug testing as well as provides training for collection of samples and storage of positive samples for its customers for an agreed-upon fee per

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
unit tested of samples. The revenues are recognized when the predominant deliverable, drug testing, is provided and reported to the customer. The Company also provides expert testimony, when and if necessary, to support the results of the tests, which is generally billed separately and recognized as the services are provided.
In 2003, the Company adopted Emerging Issue Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which was effective for all transactions entered into subsequent to June 15, 2003. The Company applied the consensus reached under EITF 00-21 and concluded that the testing, training and storage elements are considered one unit of accounting for revenue recognition purposes as the training and storage costs are de minimis and do not have stand-alone value to the customer. The Company has concluded that the predominant deliverable in the arrangement is the testing of the units and has recognized revenue as that service is performed and reported to the customer.
Deferred revenue represents payments received in advance of the performance of drug testing procedures. Deferred revenue is recognized as revenue when the underlying test results are delivered. With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance (referred to as breakage). Realized gain is then recognized (as other income) when the Company can reasonably, reliably and objectively determine that an estimated amount of breakage has occurred. Breakage is deemed to occur only at the point it becomes remote that performance will be required for an estimable portion of transactions. The Company has not recorded any gain related to breakage in 2005, 2004 or 2003. The Company continues to monitor this to determine whether breakage can be reasonably, reliably and objectively determined.
At December 31, 2005 and 2004, the Company had deferred revenue of approximately $591,000 and $488,000, respectively, reflecting sales of its personal drug testing service for which the performance of the related test had not yet occurred.
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

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
     Concentration of Credit Risk and Off-Balance Sheet Risk
The Company has no significant off-balance-sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash and cash equivalents, short-term investments and accounts receivable. The Company places its cash and cash equivalents and short-term investments in highly rated institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. No single customer accounted for greater than 10% of revenues in 2005, 2004 or 2003. As of December 31, 2005 and 2004, no single customer accounted for greater than 10% of accounts receivable. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. The Company does not require collateral.
     Impairment of Long-Lived Assets
In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. The Company believes that the carrying value of its long-lived assets is fully realizable at December 31, 2005 and 2004.
     Stock-Based Compensation
The Company accounts for its stock compensation arrangements with employees under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.
SFAS No. 123 requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. The Company has computed the value of options using the Black-Scholes option pricing model prescribed by SFAS No. 123.
The assumptions used and the weighted average information are as follows:

	2005	2004	2003
Risk-free interest rates range	3.8%	2.7 — 3.9%	2.5 — 3.1%
Expected dividend yield range	2.3%	2.7%	3.5 — 3.9%
Expected lives	5 years	5 years	5 years
Expected volatility range	30.09%	23.99 — 27.94%	34.49 — 36.35%

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
Consistent with SFAS No. 123, net income and basic and diluted net income per share would have been as follows:

	2005	2004	2003
Net income, as reported	$4,048,513	$2,763,783	$1,218,270

Less: Total stock-based compensation cost determined under the fair value based method for all employee awards	(947,997)	(150,876)	(184,445)

Pro forma net income	$3,100,516	$2,612,907	$1,033,825

Net income per share:
Basic, as reported	$0.79	$0.54	$0.23

Diluted, as reported	$0.78	$0.54	$0.23

Basic, pro forma	$0.60	$0.51	$0.20

Diluted, pro forma	$0.60	$0.51	$0.20

The fair value of options granted in 2005, 2004 and 2003 was $3.76, $2.19 and $2.70 per share, respectively. All options were granted at fair market value as of the date of the grant.
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
Basic and diluted weighted average common shares outstanding are as follows:

	2005	2004	2003
Weighted average common shares outstanding	5,156,686	5,126,907	5,193,128
Dilutive common equivalent shares	10,529	5,180	5,081

Weighted average common shares outstanding, assuming dilution	5,167,215	5,132,087	5,198,209

For the years ending December 31, 2005, 2004, and 2003, options to purchase 494,508, 341,952 and 433,405 common shares, respectively, were outstanding but not

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
included in the dilutive common equivalent share calculation as their effect would have been antidilutive.
     Financial Instruments
Financial instruments principally consist of cash equivalents, short-term investments, accounts receivable and accounts payable. The estimated fair values of these financial instruments approximate their carrying values due to their short-term nature.
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
Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is therefore required to be adopted by the Company in the first quarter of 2006. While the Company does not believe the adoption of SFAS No. 154 will have a material impact on its financial position, results of operations or cash flows, the impact of adopting SFAS No. 154 is dependent upon events that could occur in future periods and, therefore, cannot be determined until, and if, an event occurs in the future.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The provisions of SFAS No. 123(R) are effective for all employee equity awards granted and to any unvested awards outstanding as of January 1, 2006. The Company anticipates that it will most likely elect the modified prospective application method in adopting SFAS No. 123(R). While the Company currently does not expect the adoption of SFAS No. 123(R) will have a material impact on its financial position, results of operations or cash flows, given the current facts and circumstances, the impact of

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
adopting SFAS No. 123(R) is also dependent upon events that could occur in future periods and, therefore, cannot be determined until, and if, an event occurs in the future period.
2.	Income Taxes
The income tax provision consists of the following:

	2005	2004	2003
Current -
Federal	$2,186,254	$1,377,649	$813,246
State	283,452	247,983	143,514

	2,469,706	1,625,632	956,760

Deferred -
Federal	(61,706)	(9,010)	(166,570)
State	(8,000)	(1,622)	(29,394)

	(69,706)	(10,632)	(195,964)

	$2,400,000	$1,615,000	$760,796

A reconciliation of the effective rate with the federal statutory rate is as follows:

	2005	2004	2003
Federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	2.8	3.9	3.8
Utilization of tax credits	—	—	(0.8)
Permanent differences	0.4	0.6	1.4
Change in estimates	—	(1.6)	—

Effective tax rate	37.2%	36.9%	38.4%

The components of the net deferred tax assets included in the accompanying balance sheets are as follows at December 31,:

	2005	2004
Deferred tax assets:
Deferred revenue	$217,287	$184,356
Allowance for doubtful accounts	169,690	182,692
Excess of book over tax depreciation and amortization	245,889	166,583
Accrued expenses	105,469	125,934
Other	40,883	48,368

	779,218	707,933

Deferred tax liabilities:
Prepaid expenses	13,177	11,598

	13,177	11,598

	$766,041	$696,335

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements.
The calculation of the Company’s tax liabilities includes addressing uncertainties in the application of complex tax regulations in numerous jurisdictions. The Company recognizes liabilities for anticipated tax audit issues in federal and state tax jurisdictions based on estimates of whether, and to the extent to which, additional taxes would be due. If payment of these amounts proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which it is determined that the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. Uncertainties are recorded in accordance with SFAS No. 5, Loss Contingencies. As of December 31, 2005, the Company has accrued approximately $353,000 related to probable and reasonably estimable losses resulting from tax matters primarily related to state income tax matters.
3.	Preferred Stock
The Board of Directors has the authority to designate authorized preferred shares in one or more series and to fix the relative rights and preferences without vote or action by the stockholders. The Board of Directors has no present plans to designate or issue any shares of preferred stock.
4.	Stock Options
The Company has a stock option plan under which options to acquire shares of the Company’s common stock may be granted to directors, officers and certain employees of the Company. The Company also has stock option plans that have expired, but shares can be issued upon exercise of the options. Activity for these plans is included in this footnote. Options granted under the plans may be either non-qualified or incentive stock options and are granted at a price that is not less than the fair market value of the common stock at the date of grant. These options generally have lives of five or ten years and vest either immediately or over periods up to four years.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
A summary of stock option activity is as follows (in thousands, except per share amounts):

		Weighted
		Average
	Number of	Exercise Price
	Shares	Per Share
Outstanding, December 31, 2002	548	$17.25
Granted	25	8.77
Exercised	(52)	7.40
Terminated	(81)	18.56

Outstanding, December 31, 2003	440	17.69
Granted	49	11.79
Exercised	—	—
Terminated	(86)	16.47

Outstanding, December 31, 2004	403	17.23
Granted	242	14.40
Exercised	(44)	11.02
Terminated	(44)	22.47

Outstanding, December 31, 2005	557	$16.09

Exercisable, December 31, 2005	546	$16.15

Exercisable, December 31, 2004	367	$17.69

Exercisable, December 31, 2003	380	$18.39

Available for grant, December 31, 2005	88

As of December 31, 2005, a total of 645,157 shares of common stock were reserved for issuance under the various stock option plans.
The following table summarizes information about stock options outstanding at December 31, 2005 (in thousands, except per share and year amounts):

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	of	Life	Price Per	of	Price Per
Exercise Price Range	Shares	(in years)	Share	Shares	Share
$8.18 — 11.85	62	8.12	$11.02	60	$11.09
13.60 — 20.24	442	7.05	15.94	433	15.99
20.52 — 28.24	53	1.69	23.26	53	23.26

	557	6.66	$16.09	546	$16.15

5.	Commitments and Contingencies
     Commitments
The Company leases certain of its facilities and equipment under operating lease agreements expiring on various dates through December 2012. Total minimum lease

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
payments, including scheduled increases, are charged to operations on a straight-line basis over the life of the respective lease. Rent expense was approximately $467,000, $551,000 and $573,000 in 2005, 2004 and 2003, respectively.
At December 31, 2005, minimum commitments remaining under lease agreements were approximately as follows:

Amount
Years Ending December 31:
2006	$491,000
2007	456,000
2008	440,000
2009	470,000
2010	408,000
2011	289,000
2012	289,000

$2,843,000

     Purchase Commitment
The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier at prices based upon prior year purchase levels. Purchases amounted to $494,302 in 2005, $438,185 in 2004 and $438,121 in 2003. The Company expects to purchase approximately $544,000 in 2006. In exchange for exclusivity, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company’s purchase commitments. This agreement does not include a fixed termination date; however, it is cancelable upon mutual agreement by both parties or six months after termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.
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
6. Employee Benefit Plan
The Psychemedics Corporation 401(k) Savings and Retirement Plan (the 401(k) Plan) is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code. All employees over the age of 21 who have completed one year of service are eligible to make pre-tax contributions up to a specified percentage of their compensation. Under the 401(k) Plan, the Company may, but is not obligated to, match a portion of the employees’ contributions up to a defined maximum. A matching

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
contribution of $98,289, $102,844 and $111,477 was made during the years ended December 31, 2005, 2004 and 2003, respectively.
7.	Accrued Expenses
Accrued expenses consist of the following:

	December 31,
	2005	2004
Accrued payroll and employee benefits	$716,637	$583,350
Accrued income taxes	156,048	85,322
Other accrued expenses	419,572	489,068

	$1,292,257	$1,157,740

8.	Valuation and Qualifying Accounts
A summary of the allowance for doubtful accounts is as follows:

	2005	2004	2003
Balance, beginning of period	$483,230	$513,589	$513,589
Provision for doubtful accounts	—	(30,359)	—
Write-offs	(21,948)	—	—

Balance, end of period	$461,282	$483,230	$513,589

9.	Royalty Agreements
The Company has a royalty-free license from its founder, which was received in a fair market value exchange in connection with the formation of the Company, for the proprietary rights to certain patented hair analysis technology used by the Company in its drug testing services. The Company has two agreements to sublicense its technology, which have not generated significant royalties to date.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
10.	Selected Quarterly Financial Data (Unaudited)
The following are selected quarterly financial data for the years ended December 31, 2005 and 2004:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
Revenues	$5,337,750	$5,615,329	$5,353,168	$5,082,266
Gross profit	3,172,920	3,390,880	3,085,931	2,926,596
Income from operations	1,499,254	1,882,884	1,529,352	1,414,819
Net income	948,140	1,200,846	982,621	916,906
Basic net income per share	0.18	0.23	0.19	0.19
Diluted net income per share	0.18	0.23	0.19	0.18

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
Revenues	$4,155,872	$5,347,049	$4,870,218	$4,563,972
Gross profit	2,151,166	3,094,809	2,764,450	2,437,488
Income from operations	723,817	1,538,811	1,202,932	865,493
Net income	452,988	964,040	801,158	545,597
Basic net income per share	0.09	0.19	0.16	0.10
Diluted net income per share	0.09	0.19	0.16	0.10

PSYCHEMEDICS CORPORATION
10-K
Index to Exhibits

Exhibit
Number	Description

3	Articles of Incorporation and By-Laws

3.1	Amended and Restated Certificate of Incorporation filed on August 1, 2002 — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002).

3.2	By-Laws of the Company — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

4	Instruments Defining the Rights of Security Holders

4.1	Specimen Stock Certificate — (Incorporated by reference from the Registrant’s Registration Statement on Form 8-A filed on July 31, 2002).

10	Material Contracts

10.1	License Agreement with Werner Baumgartner, Ph.D. and Annette Baumgartner dated January 17, 1987 — (Incorporated by reference from the Registrant’s Registration Statement on Form S-18, File No. 33-10186 LA).

10.2*	1989 Employee Stock Option Plan, as amended — (Incorporated by reference from the Registrant’s 1997 Annual Proxy Statement.)

10.3*	1989 Non-Qualified Stock Option Plan, as amended (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.4*	1991 Non-Qualified Stock Option Plan — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.)

10.5	Lease dated October 6, 1992 with Mitchell H. Hersch, et. al with respect to premises in Culver City, California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for for the fiscal year ended December 31, 1992.)

PSYCHEMEDICS CORPORATION
10-K
Index to Exhibits

Exhibit
Number	Description

10.5.1	Security Agreement dated October 6, 1992 with Mitchell H. Hersch et. al — (Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.)

10.5.2	First Amendment to Lease dated with Mitchell H. Hersch, et.al California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for for the fiscal year ended December 31, 1997.)

10.5.3	Second Amendment to Lease dated with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for for the fiscal year ended December 31, 1997.)

10.5.4	Third Amendment to Lease dated December 31, 1997 with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

10.5.5	Fourth Amendment to Lease dated May 24, 2005 with Mitchell H. Hersch, et.al. California.

10.6*	2000 Stock Option Plan, — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002.)

10.7*	Change in Control Severance Agreement with Raymond C. Kubacki, Jr. dated November 17, 2003— (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

10.8*	Change in Control Severance Agreement with William R. Thistle dated March 28, 2005— (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 30, 2005.)

23	Consents of Experts and Counsel

23.1	Consent of BDO Seidman LLP, Independent Registered Public Accounting Firm

PSYCHEMEDICS CORPORATION
10-K
Index to Exhibits

Exhibit
Number	Description

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	management compensation plan or arrangement