Form 10-Q
period 2006-03-31
PSYCHEMEDICS CORP
filed 2006-05-12
CIK 806517

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2006

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
Number of shares outstanding of only class of Issuer’s Common Stock as of May 12, 2006: Common Stock $.005 par value (5,167,097 shares).

PSYCHEMEDICS CORPORATION

PSYCHEMEDICS CORPORATION
CONDENSED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,254,890	$3,352,519
Short-term investments	3,050,000	2,550,000
Accounts receivable, net of allowance for doubtful accounts of $431,282 in 2006 and $461,282 in 2005	3,380,455	3,272,278
Prepaid expenses and other current assets	706,504	387,426
Deferred tax assets	520,152	520,152

Total current assets	9,912,001	10,082,375

PROPERTY AND EQUIPMENT:
Equipment and leasehold improvements, at cost	10,135,839	10,119,679
Less-accumulated depreciation and amortization	(9,421,270)	(9,342,747)

	714,569	776,932
DEFERRED TAX ASSETS	245,889	245,889
OTHER ASSETS, NET	39,830	39,830

	$10,912,289	$11,145,026

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$262,113	$367,535
Accrued expenses	739,667	1,292,257
Deferred revenue	602,846	590,670

Total current liabilities	1,604,626	2,250,462

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.005 par value; 872,521 shares authorized; none issued or outstanding	—	—
Common stock; $0.005 par value; 50,000,000 shares authorized; 5,750,894 shares issued	28,754	28,754
Paid-in capital	25,454,425	25,446,781
Accumulated deficit	(7,052,825)	(7,458,280)
Less — Treasury stock, at cost; 583,797 shares	(9,122,691)	(9,122,691)

Total shareholders’ equity	9,307,663	8,894,564

	$10,912,289	$11,145,026

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS
	ENDED MARCH 31,
	2006	2005
REVENUE	$5,066,730	$5,337,750
COST OF REVENUE	2,116,149	2,164,830

Gross profit	2,950,581	3,172,920

EXPENSES:
General and administrative	763,981	872,638
Marketing and selling	665,567	729,081
Research and development	112,578	71,947

	1,542,126	1,673,666

OPERATING INCOME	1,408,455	1,499,254

INTEREST INCOME	58,710	12,636
OTHER INCOME	—	1,250

	58,710	13,886

INCOME BEFORE INCOME TAXES	1,467,165	1,513,140

PROVISION FOR INCOME TAXES	545,000	565,000

NET INCOME	$922,165	$948,140

BASIC NET INCOME PER SHARE	$0.18	$0.18

DILUTED NET INCOME PER SHARE	$0.18	$0.18

DIVIDENDS DECLARED PER SHARE	$0.10	$0.08

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC	5,167,097	5,128,508

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED	5,209,456	5,141,527

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS
	ENDED MARCH 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$922,165	$948,140
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	78,523	120,408
Stock option expense	7,644	—
Tax benefit associated with exercise of options	—	21,411
Changes in current assets and liabilities:
Accounts receivable	(108,177)	(237,440)
Prepaid expenses and other current assets	(319,078)	(322,055)
Accounts payable	(105,422)	(4,113)
Accrued expenses	(552,590)	405,150
Deferred revenue	12,176	14,910

Net cash (used in) provided by operating activities	(64,759)	946,411

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(500,000)	(2,000,000)
Purchases of property and equipment	(16,160)	(40,058)
Decrease in other assets	—	2,228

Net cash used in investing activities	(516,160)	(2,037,830)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(516,710)	(410,153)
Net proceeds from the issuance of common stock	—	310,177

Net cash used in financing activities	(516,710)	(99,976)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,097,629)	(1,191,395)
CASH AND CASH EQUIVALENTS, beginning of period	3,352,519	3,260,178

CASH AND CASH EQUIVALENTS, end of period	$2,254,890	$2,068,783

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2006
1. Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (the “Company”) as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006, or any other period.
2. Stock-Based Compensation
The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123R) effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation as a charge against earnings. The Company recognizes stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. Based on the provisions of SFAS 123R the Company’s stock-based compensation is accounted for as equity instruments. Prior to January 1, 2006, the Company followed Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock-based compensation. The Company has elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption, as well as to the future vesting of awards granted and not vested as of the date of adoption.
The Company has a stock option plan (the “2000 Stock Option Plan”) under which options to acquire shares of the Company’s common stock may be granted to directors, officers and certain employees of the Company. The Company also has stock option plans that have expired, but shares can be issued upon exercise of outstanding options that were granted prior to such expiration. Activity for these plans is included in this footnote. Options granted under the plans may be either non-qualified or incentive stock options and are granted at a price that is not less than the fair market value of the common stock at the date of grant. These options generally have lives of ten years and vest either immediately or over periods up to four years.
Under the provisions of SFAS 123R, the Company recorded $7,644 of stock-based compensation in the accompanying statement of income for the three months ended March 31, 2006. No options were granted or modified during the three months ended

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
March 31, 2006.
In March 2006 the Company adopted a new stock-based plan (the “2006 Equity Incentive Plan”), which is subject to shareholder approval at the 2006 Annual Shareholders’ meeting. During the three months ended March 31, 2006, no options were granted under the 2006 Equity Incentive Plan.
SFAS 123R requires the presentation of pro forma information for the comparative period prior to the adoption as if the Company had accounted for all its employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation to the prior-year:

Three
Months
Ended
March 31,
2005
Net income, as reported	$948,140
Less: Total stock-based compensation cost determined under the fair value based method for all employee awards	(9,558)

Pro forma net income	$938,582

Net income per share:
Basic and diluted, as reported	$0.18

Basic and diluted, pro forma	$0.18

A summary of stock option activity for the three months ended March 31, 2006 is as follows:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price	Contractual	Intrinsic
	Shares	Per Share	Life	Value (1)
Outstanding, December 31, 2005	556,946	$16.09
Granted	—	—
Exercised	—	—
Terminated	(6,438)	22.03

Outstanding, March 31, 2006	550,508	$16.01	6.5 years	$1,439,050

Exercisable, March 31, 2006	540,060	$16.08	6.5 years	$1,387,558

Available for grant, March 31, 2006	88,211

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of the Company’s stock on March 31, 2006 ($17.79) and the exercise price of the underlying options.
As of March 31, 2006, a total of 638,719 shares of common stock were reserved for issuance under the various stock option plans. As of March 31, 2006, the unamortized fair value of awards relating to stock options was $5,642.
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
          Basic and diluted weighted average common shares outstanding are as follows:

	Three Months Ended
	March 31,	March 31,
	2006	2005
Weighted average common shares outstanding	5,167,097	5,128,508
Dilutive common equivalent shares	42,359	13,019

Weighted average common shares outstanding, assuming dilution	5,209,456	5,141,527

For the three months ended March 31, 2006 and 2005, options to purchase 200,919 and 291,283 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.
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

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
purposes as the training and storage costs are de minimis and do not have stand-alone value to the customer. The Company has concluded that the predominant deliverable in the arrangement is the testing of the units and has recognized revenue as that service is performed and reported to the customer.
At March 31, 2006 and December 31, 2005, the Company had deferred revenue of approximately $603,000 and $591,000, respectively, reflecting sales of its personal drug testing service for which the performance of the related test had not yet occurred.
5. Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections, which replaced Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, as of the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 became effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial position, results of operations or cash flows during the three months ended March 31, 2006, however, the impact of adopting SFAS No. 154 is dependent upon events that could occur in future periods and, therefore, cannot be determined until, and if, an event occurs in the future period.
6. Contingencies
The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. The Company believes that based upon information available to the Company at this time, the expected outcome of these matters would not have a material impact on the Company’s results of operations or financial condition.
7. Subsequent Event — Dividends
On May 2, 2006, the Company declared a quarterly dividend of $.125 per share, which will be paid on June 23, 2006 to shareholders of record on June 9, 2006.

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
OVERVIEW
Psychemedics Corporation was incorporated in 1986. The Company utilizes a patented hair analysis method involving radioimmunoassay technology and mass spectrometry confirmation to analyze human hair to detect abused substances.
Revenue was $5.1 million for the first quarter of 2006 and was 5% below revenue of $5.3 million for the first quarter of 2005. The Company reported net income of $0.18 per share in the quarter ended March 31, 2006 and in the quarter ended March 31, 2005. At March 31, 2006, the Company had $5.3 million of cash, cash equivalents, and short-term investments. During the first quarter of 2006, the Company distributed $0.5 million, or $0.10 per share, of cash dividends to its shareholders. The Company has paid thirty-eight consecutive quarterly cash dividends.
RESULTS OF OPERATIONS
Revenue was $5,066,730 for the three months ended March 31, 2006 as compared to $5,337,750 for the comparable period of 2005, representing a decrease of 5%. The decrease in revenue for the first quarter of 2006 was due to a decrease of 8% in testing volume from both new and existing clients, while the average revenue per sample increased by 3% as compared to the comparable period of 2005. The Company continued to add approximately the same number of new clients in the first quarter of 2006 as it did in the first quarter of 2005.

Gross margin was 58% of revenue for the three months ended March 31, 2006, as compared to 59% for the comparable period of 2005. Even though average revenue per sample increased by 3%, gross margin decreased primarily due to the decrease in testing volume of 8% as fixed and semi-variable direct costs were spread over a lesser number of tests performed for the three months ended March 31, 2006, as compared to the same period of 2005. Also, a slight increase in material costs contributed to the decrease in gross margin for the three month period ended March 31, 2006, as compared to the year earlier period.
General and administrative (“G&A”) expenses were $763,981 for the three months ended March 31, 2006 as compared to $872,638 for the comparable period of 2005, representing a decrease of 12%. The decrease in general and administrative expenses was due primarily to reduced professional fees related to Sarbanes-Oxley compliance work performed in the first quarter of 2005, reduced legal fees and a decrease in bad debt expense, partially offset by an increase in personnel expenses. All other general and administrative expenses remained relatively constant. As a percentage of revenue, G&A expenses represented 15% of revenues in the first quarter of 2006 and 16% of revenues in the first quarter of 2005. The Company expects general and administrative expenses to remain relatively flat in absolute dollars and decrease as a percentage of revenue during the remainder of 2006 unless the Company is required to fully comply with the internal control testing and attestation provisions of Sarbanes-Oxley by December 31, 2006 based on its June 30, 2006 market capitalization, in which case it will incur increased professional fees and costs related to Sarbanes-Oxley testing and compliance.
Marketing and selling expenses were $665,567 for the three months ended March 31, 2006 as compared to $729,081 for the comparable period of 2005, a decrease of 9%. This decrease was due primarily to reduced personnel expenses resulting from short-term fluctuations in the Company’s sales and support staff for the three months ended March 31, 2006 as compared to the comparable period of 2005. Total marketing and selling expenses represented 13% of revenues in the first quarter of 2006 and 14% of revenues in the first quarter of 2005. The Company expects marketing and selling expenses to increase in absolute dollars and decrease as a percentage of revenue during the remainder of 2006 as resources are committed to direct selling efforts to aggressively promote its drug testing services in order to expand its client base.
Research and development (“R&D”) expenses were $112,578 for the three months ended March 31, 2006 as compared to $71,947 for the comparable period of 2005, an increase of 56%. This increase was primarily due to an increase in personnel expenses. R&D expenses represented 2% of revenues for the three months ended March 31, 2006 and 1% of revenues for the three months ended March 31, 2005. The Company expects research and development expenses to increase slightly during the remainder of 2006 as compared to 2005.
Interest income for the three months ended March 31, 2006 increased by $46,074 as compared to the comparable period of 2005 and represented interest and dividends earned on cash equivalents and short-term investments. Higher average investment balances along with an increase in the yield on investment balances in 2006 as compared to 2005 caused the increase in interest income.
During the three months ended March 31, 2006, the Company recorded a tax provision of $545,000 reflecting an effective tax rate of 37.1% as compared to a tax provision of $565,000 reflecting an effective tax rate of 37.3% for the three months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2006, the Company had approximately $5.3 million of cash, cash equivalents and short-term investments. The Company’s operating activities used net cash of $64,759 in the three months ended March 31, 2006. Investing activities used $516,160 in the three month period while financing activities used a net amount of $516,710 during the period.
Cash used in operating activities of $64,759 principally reflected a decrease in accrued expenses and an increase in prepaid expenses along with a lesser decrease in accounts payable and a lesser increase in accounts receivable, partially offset by net income of $922,165 adjusted for depreciation and amortization of $78,523. The decrease in accrued expenses was due to the payment during the first quarter of increased income tax amounts and of bonus expense that was accrued as of December 31, 2005. The increase in prepaid expenses was due primarily to the payment of annual insurance premiums during the first quarter of 2006.
Capital expenditures in the first three months of 2006 were $16,160. The expenditures primarily consisted of new equipment, including laboratory and computer equipment. The Company currently plans to make capital expenditures of approximately $600,000 in 2006, primarily in connection with the purchase of additional laboratory and computer equipment. The Company believes that within the next two to five years it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $4 million, which the Company expects to fund primarily through its operating cash flows.
During the three months ended March 31, 2006, the Company distributed $516,710 in cash dividends to its shareholders. The Company did not repurchase any shares for treasury during the quarter ended March 31, 2006. The Company has authorized 500,000 shares for repurchase since June of 1998, of which 466,351 shares have been repurchased.
Contractual obligations as of March 31, 2006 were as follows:

	Less Than	1-3	4-5	After 5
	One Year	Years	years	Years	Total
Operating leases	$505,000	899,000	832,000	507,000	$2,743,000
Purchase commitment	272,000	—	—	—	272,000

	$777,000	$899,000	$832,000	$507,000	$3,015,000
          Purchase Commitment
The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier in exchange for variable annual payments based upon prior year purchases. Purchases amounted to $135,958 for the three months ended March 31, 2006 as compared to $123,576 for the comparable period of 2005. The Company expects to purchase approximately $408,000 for the remainder of 2006. In exchange for exclusivity, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company’s purchase commitments. This agreement does not include a fixed termination date; however, it is cancelable upon mutual agreement by both parties or six months after termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.
At March 31, 2006, the Company’s principal sources of liquidity included an aggregate of approximately $5.3 million of cash, cash equivalents and short-term investments. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could potentially include joint ventures, issuances of common stock or debt financing, although the Company does not have any such plans at this time. At March 31, 2006, the Company had no long-term debt.
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
Deferred revenue represents payments received in advance of the performance of drug testing procedures. Deferred revenue is recognized as revenue when the underlying test results are delivered. With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance (referred to as breakage). Realized gain is then recognized (as other income) when the Company can reasonably, reliably and objectively determine that an estimated amount of breakage has occurred. Breakage is deemed to occur only at the point it becomes remote that performance will be required for an estimable portion of transactions. The Company has not recorded any breakage in the first quarter of 2006 or during all of 2005. The Company continues to monitor this to determine whether breakage can be reasonably, reliably and objectively determined.

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
PART II OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.
Item 6. Exhibits
See Exhibit Index included in this Report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation

Date: May 12, 2006	By:	/s/ Raymond C. Kubacki, Jr.
Raymond C. Kubacki, Jr.
Chairman and Chief Executive Officer

Date May 12, 2006	By:	/s/ Peter C. Monson
Peter C. Monson
Vice President, Treasurer & Chief Financial Officer

PSYCHEMEDICS CORPORATION
FORM 10-Q
March 31, 2006
EXHIBIT INDEX