Form 10-Q
period 2006-06-30
PSYCHEMEDICS CORP
filed 2006-08-10
CIK 806517

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2006

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
YES ☐      NO ☑
Number of shares outstanding of only class of Issuer’s Common Stock as of August 10, 2006: Common Stock $.005 par value (5,172,247 shares).

PSYCHEMEDICS CORPORATION

PSYCHEMEDICS CORPORATION
CONDENSED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,990,076	$3,352,519
Short-term investments	3,575,000	2,550,000
Accounts receivable, net of allowance for doubtful accounts of $430,212 in 2006 and $461,282 in 2005	4,387,158	3,272,278
Prepaid expenses and other current assets	615,132	387,426
Deferred tax assets	526,646	520,152

Total current assets	11,094,012	10,082,375

PROPERTY AND EQUIPMENT:
Equipment and leasehold improvements, at cost	10,188,948	10,119,679
Less-accumulated depreciation and amortization	(9,488,581)	(9,342,747)

	700,367	776,932
DEFERRED TAX ASSETS	245,889	245,889
OTHER ASSETS, NET	39,830	39,830

	$12,080,098	$11,145,026

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$346,625	$367,535
Accrued expenses	957,513	1,292,257
Deferred revenue	623,341	590,670

Total current liabilities	1,927,479	2,250,462

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.005 par value; 872,521 shares authorized; none issued or outstanding	—	—
Common stock; $0.005 par value; 50,000,000 shares authorized; 5,756,044 shares and 5,750,894 shares issued in 2006 and 2005, respectively	28,780	28,754
Paid-in capital	25,544,767	25,446,781
Accumulated deficit	(6,298,237)	(7,458,280)
Less — Treasury stock, at cost; 583,797 shares	(9,122,691)	(9,122,691)

Total shareholders’ equity	10,152,619	8,894,564

	$12,080,098	$11,145,026

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS
	ENDED JUNE 30,
	2006	2005
REVENUE	$6,181,386	$5,615,329
COST OF REVENUE	2,331,401	2,224,449

Gross profit	3,849,985	3,390,880

EXPENSES:
General and administrative	836,679	755,974
Marketing and selling	731,607	678,168
Research and development	116,072	73,854

	1,684,358	1,507,996

OPERATING INCOME	2,165,627	1,882,884

INTEREST INCOME	63,493	26,962

INCOME BEFORE INCOME TAXES	2,229,120	1,909,846

PROVISION FOR INCOME TAXES	828,000	709,000

NET INCOME	$1,401,120	$1,200,846

BASIC NET INCOME PER SHARE	$0.27	$0.23

DILUTED NET INCOME PER SHARE	$0.27	$0.23

DIVIDENDS DECLARED PER SHARE	$0.125	$0.08

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC	5,169,361	5,163,506

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED	5,238,697	5,173,941

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	SIX MONTHS
	ENDED JUNE 30,
	2006	2005
REVENUE	$11,248,116	$10,953,079
COST OF REVENUE	4,447,550	4,389,279

Gross profit	6,800,566	6,563,800

EXPENSES:
General and administrative	1,600,660	1,628,612
Marketing and selling	1,397,174	1,407,249
Research and development	228,650	145,801

	3,226,484	3,181,662

OPERATING INCOME	3,574,082	3,382,138

INTEREST INCOME	122,203	39,598
OTHER INCOME	—	1,250

	122,203	40,848

INCOME BEFORE INCOME TAXES	3,696,285	3,422,986

PROVISION FOR INCOME TAXES	1,373,000	1,274,000

NET INCOME	$2,323,285	$2,148,986

BASIC NET INCOME PER SHARE	$0.45	$0.42

DILUTED NET INCOME PER SHARE	$0.44	$0.42

DIVIDENDS DECLARED PER SHARE	$0.225	$0.16

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC	5,168,235	5,146,103

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED	5,224,374	5,158,159

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS
	ENDED JUNE 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,323,285	$2,148,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145,834	219,321
Stock-based compensation expense	28,930	—
Deferred income taxes	(6,494)	—
Changes in current assets and liabilities:
Accounts receivable	(1,114,880)	(272,327)
Prepaid expenses and other current assets	(227,706)	(350,979)
Accounts payable	(20,910)	(348,294)
Accrued expenses	(334,744)	138,819
Deferred revenue	32,671	89,920

Net cash provided by operating activities	825,986	1,625,446

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(1,025,000)	(2,000,000)
Purchases of property and equipment	(69,269)	(100,078)
Decrease in other assets	—	2,228

Net cash used in investing activities	(1,094,269)	(2,097,850)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit associated with exercise of options	8,982	35,503
Cash dividends paid	(1,163,242)	(823,520)
Net proceeds from the issuance of common stock	60,100	433,439

Net cash used in financing activities	(1,094,160)	(354,578)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,362,443)	(826,982)
CASH AND CASH EQUIVALENTS, beginning of period	3,352,519	3,260,178

CASH AND CASH EQUIVALENTS, end of period	$1,990,076	$2,433,196

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2006
1. Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (the “Company”) as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the six months ended June 30, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006, or any other period.
2. Stock-Based Compensation
The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123R) effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation as a charge against earnings. The Company recognizes stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. Based on the provisions of SFAS 123R, the Company’s stock-based compensation is accounted for as equity instruments. Prior to January 1, 2006, the Company followed Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock-based compensation. The Company elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption, as well as to the future vesting of awards granted and not vested as of the date of adoption.
On March 22, 2006 the Company adopted a new stock-based plan (the “2006 Equity Incentive Plan”) for officers, directors, employees and consultants, which was approved by the Company’s shareholders at the 2006 Annual Shareholders’ meeting. Under the 2006 Equity Incentive Plan, the Company is authorized to grant options with terms of up to ten years, grant restricted stock, issue stock bonuses or grant other stock-based awards.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
The Company also has stock option plans that have expired, but shares can be issued upon exercise of outstanding options that were granted prior to such expiration. Activity for these plans is included in this footnote. Options granted under the plans consisted of both non-qualified and incentive stock options and were granted in each case at a price that was not less than the fair market value of the common stock at the date of grant. These options generally have lives of ten years and vest either immediately or over periods up to four years.
Under the provisions of SFAS 123R, the Company recorded $21,286 and $28,930 of stock-based compensation in the accompanying statements of income for the three months and six months ended June 30, 2006, respectively. The Company granted 26,700 stock unit awards (“SUAs”) to certain members of management and its directors on May 11, 2006. The fair value of the SUAs was $16.70 per share, which was the closing price of the Company’s stock on May 11, 2006. The SUAs vest over a period of two to four years and are convertible into an equivalent number of shares of the Company’s common stock provided that the awardee remains continuously employed throughout the vesting periods. No stock options were granted or modified during the six months ended June 30, 2006.
SFAS 123R requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. The Company has computed the value of options using the Black-Scholes option pricing model.
The assumptions used and the weighted average information are as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Risk-free interest rates range	3.8%	3.8%
Expected dividend yield range	2.3%	2.3%
Expected lives	5 years	5 years
Expected volatility range	30.09%	30.09%

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
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

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$1,200,846	$2,148,986

Less: Total stock-based compensation cost determined under the fair value based method for all employee awards	(919,325)	(928,882)

Pro forma net income	$281,521	$1,220,104

Income per share:
Basic and diluted, as reported	$0.23	$0.42

Basic and diluted, pro forma	$0.05	$0.24

The weighted average fair value of options granted for the three months ended June 30, 2005 was $3.76 per share. The weighted average fair value of options granted for the six months ended June 30, 2005 was $3.76 per share.
A summary of stock option activity for the Company’s expired stock option plans for the six months ended June 30, 2006 is as follows:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price Per	Contractual	Intrinsic
	Shares	Share	Life	Value (1)
Outstanding, December 31, 2005	556,946	$16.09
Granted	—	—
Exercised	—	—
Terminated	(6,438)	22.03

Outstanding, March 31, 2006	550,508	16.01
Granted	—	—
Exercised	(5,150)	11.85
Terminated	—	—

Outstanding, June 30, 2006	545,358	$16.06	6.2 years	$1,320,847

Exercisable, June 30, 2006	544,508	$16.07	6.2 years	$1,313,274

Available for grant, June 30, 2006	—

(1)	The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on June 30, 2006

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

($17.56) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option.
A summary of activity for SUAs for the six months ended June 30, 2006 is as follows:

	Number	Aggregate
	of	Intrinsic
	Shares	Value (2)
Outstanding, December 31, 2005	—
Granted	—
Vested	—
Terminated	—

Outstanding, March 31, 2006	—
Granted	26,700
Vested	—
Terminated	—

Outstanding, June 30, 2006	26,700	$468,852

Available for grant, June 30, 2006	223,300

(2)	The aggregate intrinsic value on this table was calculated based on the closing market value of the Company’s stock on June 30, 2006 ($17.56).
As of June 30, 2006, a total of 795,358 shares of common stock were reserved for issuance under the various stock option and stock-based plans. As of June 30, 2006, the unamortized fair value of awards relating to stock options was $1,154. As of June 30, 2006, the unamortized fair value of awards relating to SUAs was $428,243.
3. Basic and Diluted Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The number of dilutive common equivalent shares outstanding during the period has been determined in accordance with the treasury-stock method. Common equivalent shares consist of common stock issuable upon the exercise of outstanding options and assume the full vesting of all SUAs.
     Basic and diluted weighted average common shares outstanding are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Weighted average common shares	5,169,361	5,163,506	5,168,235	5,146,103
Common equivalent shares	69,336	10,435	56,139	12,056

Weighted average common shares outstanding, assuming dilution	5,238,697	5,173,941	5,224,374	5,158,159

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
For the three months ended June 30, 2006 and 2005, options to purchase 194,481 and 522,833 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive. For the six months ended June 30, 2006 and 2005, options to purchase 200,919 and 533,133 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.
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
At June 30, 2006 and December 31, 2005, the Company had deferred revenue of approximately $623,000 and $591,000, respectively, reflecting sales of its personal drug testing service for which the performance of the related test had not yet occurred.
5. Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition and will become effective for the Company for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of adoption of FIN 48.
6. Contingencies
The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. The Company believes that based upon information available to

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
the Company at this time, the expected outcome of these matters would not have a material impact on the Company’s results of operations or financial condition.
7. Subsequent Event — Dividends
On August 1, 2006, the Company declared a quarterly dividend of $.125 per share, which will be paid on September 22, 2006 to shareholders of record on September 8, 2006.

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
Revenue for the second quarter of 2006 was $6.2 million and was 10% above revenue of $5.6 million for the second quarter of 2005. Revenue for the first six months of 2006 was $11.2 million and was 3% above revenue of $11.0 million for the first six months of 2005. The Company reported net income of $0.27 per share in the quarter ended June 30, 2006 and net income of $0.44 per share for the six months ended June 30, 2006. At June 30, 2006, the Company had $5.6 million of cash, cash equivalents and short-term investments. The Company distributed $0.52 million and $0.65 million, or $0.10 per share and $0.125 per share, of cash dividends to its shareholders in the first and second quarters of 2006, respectively, which represented year to date totals of $1.2 million, or $0.225 per share. The Company has paid thirty-nine consecutive quarterly cash dividends.
RESULTS OF OPERATIONS
Revenue was $6,181,386 for the three month period ended June 30, 2006 as compared to $5,615,329 for the comparable period of 2005, representing an increase of 10%. Revenue was $11,248,116 for the six month period ended June 30, 2006 as compared to $10,953,079 for the comparable period of 2005, representing an increase of 3%. The increase in revenue for the second quarter of 2006 was due to an increase of 14% in testing volume from both new and existing clients, while the average revenue per sample decreased by 4% as compared to the comparable period of 2005. The increase in revenue for the six months ended June 30, 2006 was due to an increase of 3% in testing volume from both new and existing clients, while the average revenue per sample remained relatively constant as compared to the comparable period of 2005.
Gross margin was 62% of revenue for the three month period ended June 30, 2006, as compared to 60% for the comparable period of 2005. Gross margin was 60% of revenue for both of the six month periods ended June 30, 2006 and June 30, 2005. Even though average revenue per sample decreased by 4%, gross margin increased primarily due to the increase in testing volume of 14% as fixed and semi-variable direct costs were spread over a greater number of tests performed for the three months ended June 30, 2006, as compared to the same period of 2005. Fixed and semi-variable direct costs were spread over a greater number of tests performed and were offset by a slight increase in material costs for the six month period ended June 30, 2006, as compared to the same period of 2005. Also, reduced depreciation and amortization expense contributed to a decline in fixed costs for the three month period and the six month period ended June 30, 2006 as compared to the comparable periods of 2005.
General and administrative (“G&A”) expenses were $836,679 for the three month period ended June 30, 2006 as compared to $755,974 for the comparable period of 2005, representing an increase of 11%. G&A expenses were $1,600,660 for the six month period ended June 30, 2006 as compared to $1,628,612 for the comparable period of 2005, representing a decrease of 2%. The increase in general and administrative expenses for the three month period ended June 30, 2006 as compared to the comparable period of 2005 was due primarily to an increase in personnel expenses and business insurance costs. All other general and administrative expenses remained relatively constant. The decrease in general and administrative expenses for the six month period ended June 30, 2006 as compared to the comparable period of 2005 was due primarily to reduced professional fees related to Sarbanes-Oxley compliance work performed mostly in the first quarter of 2005, reduced legal fees and a decrease in bad debt expense, partially offset by an increase in personnel expenses and business insurance costs. All other general and administrative expenses remained relatively constant. As a percentage of revenue, G&A expenses were 14% for the three month periods ended June 30, 2006 and June 30, 2005 and decreased to 14% for the six months ended June 30, 2006 from 15% for the comparable period of 2005. The Company expects general and administrative expenses to remain relatively flat in absolute dollars and decrease as a percentage of revenue during the remainder of 2006.
Marketing and selling expenses were $731,607 for the three month period ended June 30, 2006 as compared to $678,168 for the comparable period of 2005, an increase of 8%. Marketing and selling expenses were $1,397,174 for the six month period ended June 30, 2006 as compared to $1,407,249 for the comparable period of 2005, a decrease of 1%. The variation in marketing and selling expenses for both the three month and six month periods ended June 30, 2006 as compared to the comparable periods of 2005 was due primarily to short-term fluctuations in personnel expenses pertaining to the Company’s sales and support staff. Total marketing and selling expenses represented 12% of revenue in the second quarter of 2006 and in the second quarter of 2005. Total marketing and selling expenses represented 12% of revenue for the six month period ended June 30, 2006 and 13% of revenue for the six month period ended June 30, 2005. The Company expects marketing and selling expenses to increase in absolute dollars and decrease as a percentage of revenue during the remainder of 2006 as resources are committed to direct selling efforts to aggressively promote its drug testing services in order to expand its client base.
Research and development (“R&D”) expenses for the three month period ended June 30, 2006 increased by $42,218 from the comparable period of the prior year to $116,072, an increase of 57%. Research and development (“R&D”) expenses for the six month period ended June 30, 2006 increased by $82,849 from the comparable period of the prior year to $228,650, an increase of 57%. The increase for both periods was primarily due to an increase in personnel expenses. R&D expenses represented 2% of revenue for the three month period and the six month period ended June 30, 2006 as compared to 1% of revenue for the three month period and the six month period ended June 30, 2005. The Company expects research and development expenses to increase slightly during the remainder of 2006 as compared to 2005.
Interest income for the three month period ended June 30, 2006 increased by $36,531 and increased by $82,605 for the six month period ended June 30, 2006 as compared to the comparable periods of 2005 and represented interest and dividends earned on cash equivalents and short-term investments. Higher average investment balances along with an increase in the yield on investment balances in 2006 as compared to 2005 caused the increase in interest income.
During the three months ended June 30, 2006 and June 30, 2005, the Company recorded tax provisions of $828,000 and $709,000 representing effective tax rates of 37.1% for both periods. During the six months ended June 30, 2006 and June 30, 2005, the Company recorded tax provisions of $1,373,000 and $1,274,000 representing effective tax rates of 37.1% and 37.2%, respectively.
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2006, the Company had approximately $5.6 million of cash, cash equivalents and short-term investments. The Company’s operating activities provided net cash of $825,986 in the six months ended June 30, 2006. Investing activities used $1,094,269 in the six month period while financing activities used a net amount of $1,094,160 during the period.
Cash provided by operating activities of $825,986 principally reflected net income of $2,323,285 adjusted for depreciation and amortization of $145,834, partially offset by an increase in accounts receivable along with a lesser decrease in accrued expenses and a lesser increase in prepaid expenses. The increase in accounts receivable was due to stronger than usual revenue amounts during the latter part of the second quarter of 2006. The decrease in accrued expenses was due to the payment during the first two quarters of increased income tax amounts and of bonus expense that was accrued as of December 31, 2005. The increase in prepaid expenses was due primarily to the payment of annual insurance premiums during the first quarter of 2006.
Capital expenditures in the first six months of 2006 were $69,269. The expenditures primarily consisted of new equipment, including laboratory and computer equipment. The Company currently plans to make capital expenditures of approximately $500,000 in 2006, primarily in connection with the purchase of additional laboratory and computer equipment. The Company believes that within the next two to five years it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $4 million, which the Company expects to fund primarily through its operating cash flows.
During the six months ended June 30, 2006, the Company distributed $1,163,242 in cash dividends to its shareholders. The Company did not repurchase any shares for treasury during the six months ended June 30, 2006. The Company has authorized 500,000 shares for repurchase since June of 1998, of which 466,351 shares have been repurchased.
Contractual obligations as of June 30, 2006 were as follows:

	Less Than	1-3	4-5	After 5
	One Year	Years	years	Years	Total
Operating leases	$496,000	$900,000	$787,000	$434,000	$2,617,000
Purchase commitment	272,000	—	—	—	272,000

	$768,000	$900,000	$787,000	$434,000	$2,889,000
     Purchase Commitment
The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier in exchange for variable annual payments based upon prior year purchases. Purchases amounted to $271,916 for the six months ended June 30, 2006 as compared to $247,152 for the comparable period of 2005. The Company expects to purchase approximately $272,000 for the remainder of 2006. In exchange for exclusivity, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company’s purchase commitments. This agreement does not include a fixed termination date; however, it is cancelable upon mutual agreement by both parties or six months after termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.
At June 30, 2006, the Company’s principal sources of liquidity included an aggregate of approximately $5.6 million of cash, cash equivalents and short-term investments. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could potentially include joint ventures, issuances of common stock or debt financing, although the Company does not have any such plans at this time. At June 30, 2006, the Company had no long-term debt.

CRITICAL ACCOUNTING POLICIES
Management believes the most critical accounting policies are as follows:
     Revenue Recognition
The Company is in the business of performing drug testing services and reporting the results thereof. The Company’s drug testing services include training for collection of samples and storage of positive samples for its customers for an agreed-upon fee per unit tested of samples. The revenues are recognized when the predominant deliverable, drug testing, is provided and reported to the customer. The Company also provides expert testimony, when and if necessary, to support the test results, which is generally billed separately and recognized as the services are provided.
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
Deferred revenue represents payments received in advance of the performance of drug testing procedures. Deferred revenue is recognized as revenue when the underlying test results are delivered. With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance (referred to as breakage). Realized gain is then recognized (as other income) when the Company can reasonably, reliably and objectively determine that an estimated amount of breakage has occurred. Breakage is deemed to occur only at the point it becomes remote that performance will be required for an estimable portion of transactions. The Company has not recorded any breakage in the first two quarters of 2006 or during all of 2005. The Company continues to monitor this to determine whether breakage can be reasonably, reliably and objectively determined.
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
Item 4. Controls and Procedures
As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring the reporting of material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these internal controls over financial reporting subsequent to the date of the most recent evaluation.

PART II OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders of Psychemedics Corporation was held on May 11, 2006 for the purpose of electing a board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitations.
Description and tabulation by the Company’s transfer agent of each matter voted upon at the Annual Meeting of Shareholders of Psychemedics Corporation held on May 11, 2006:
All of management’s nominees for directors, as listed in the proxy statement, were elected with the following votes:
Election of Directors:

	Number of Shares
	For	Withheld
Raymond C. Kubacki, Jr.	4,673,766	97,229
Harry F. Connick	4,556,555	214,440
Walter S. Tomenson, Jr.	4,556,794	214,201
Fred J. Weinert	4,375,488	395,507
Ratification of the Company’s 2006 Equity Incentive Plan:

Number of Shares
For	2,678,494
Against	361,919
Abstain	2,895
Delivered — not voted	1,727,687
Item 6. Exhibits
See Exhibit Index included in this Report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation

Date: August 10, 2006	By:	/s/ Raymond C. Kubacki, Jr.

Raymond C. Kubacki, Jr.
Chairman and Chief Executive Officer

Date August 10, 2006	By:	/s/ Peter C. Monson

Peter C. Monson
Vice President, Treasurer &
Chief Financial Officer

PSYCHEMEDICS CORPORATION
FORM 10-Q
June 30, 2006
EXHIBIT INDEX