Form 10-Q
period 2006-09-30
PSYCHEMEDICS CORP
filed 2006-11-08
CIK 806517

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2006

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
YES ☐      NO ☑
Number of shares outstanding of only class of Issuer’s Common Stock as of November 8, 2006: Common Stock $.005 par value (5,172,247 shares).

PSYCHEMEDICS CORPORATION

PSYCHEMEDICS CORPORATION
CONDENSED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,038,509	$3,352,519
Short-term investments	3,600,000	2,550,000
Accounts receivable, net of allowance for doubtful accounts of $373,281 in 2006 and $461,282 in 2005	4,276,040	3,272,278
Prepaid expenses and other current assets	538,174	387,426
Deferred tax assets	538,399	520,152

Total current assets	11,991,122	10,082,375

PROPERTY AND EQUIPMENT:
Equipment and leasehold improvements, at cost	10,245,823	10,119,679
Less-accumulated depreciation and amortization	(9,559,405)	(9,342,747)

	686,418	776,932
DEFERRED TAX ASSETS	245,889	245,889
OTHER ASSETS, NET	39,830	39,830

	$12,963,259	$11,145,026

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$224,742	$367,535
Accrued expenses	1,171,166	1,292,257
Deferred revenue	625,793	590,670

Total current liabilities	2,021,701	2,250,462

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.005 par value; 872,521 shares authorized; none issued or outstanding	—	—
Common stock; $0.005 par value; 50,000,000 shares authorized; 5,756,044 shares and 5,750,894 shares issued in 2006 and 2005, respectively	28,780	28,754
Paid-in capital	25,577,283	25,446,781
Accumulated deficit	(5,541,814)	(7,458,280)
Less — Treasury stock, at cost; 583,797 shares	(9,122,691)	(9,122,691)

Total shareholders’ equity	10,941,558	8,894,564

	$12,963,259	$11,145,026

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS
	ENDED SEPTEMBER 30,
	2006	2005
REVENUE	$6,379,962	$5,353,168
COST OF REVENUE	2,524,226	2,267,237

Gross profit	3,855,736	3,085,931

EXPENSES:
General and administrative	865,735	765,758
Marketing and selling	689,808	703,731
Research and development	112,012	87,090

	1,667,555	1,556,579

OPERATING INCOME	2,188,181	1,529,352

INTEREST INCOME	77,772	34,269

INCOME BEFORE INCOME TAXES	2,265,953	1,563,621

PROVISION FOR INCOME TAXES	863,000	581,000

NET INCOME	$1,402,953	$982,621

BASIC NET INCOME PER SHARE	$0.27	$0.19

DILUTED NET INCOME PER SHARE	$0.27	$0.19

DIVIDENDS DECLARED PER SHARE	$0.125	$0.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC	5,172,247	5,167,097

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED	5,248,503	5,179,134

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	NINE MONTHS
	ENDED SEPTEMBER 30,
	2006	2005
REVENUE	$17,628,078	$16,306,247
COST OF REVENUE	6,971,776	6,656,516

Gross profit	10,656,302	9,649,731

EXPENSES:
General and administrative	2,466,395	2,394,370
Marketing and selling	2,086,982	2,110,980
Research and development	340,662	232,891

	4,894,039	4,738,241

OPERATING INCOME	5,762,263	4,911,490

INTEREST INCOME	199,975	73,867
OTHER INCOME	—	1,250

	199,975	75,117

INCOME BEFORE INCOME TAXES	5,962,238	4,986,607

PROVISION FOR INCOME TAXES	2,236,000	1,855,000

NET INCOME	$3,726,238	$3,131,607

BASIC NET INCOME PER SHARE	$0.72	$0.61

DILUTED NET INCOME PER SHARE	$0.71	$0.61

DIVIDENDS DECLARED PER SHARE	$0.35	$0.26

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC	5,169,587	5,153,178

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED	5,232,509	5,165,060

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS
	ENDED SEPTEMBER 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,726,238	$3,131,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	216,658	318,073
Stock-based compensation expense	61,446	—
Deferred income taxes	(18,247)	—
Changes in current assets and liabilities:
Accounts receivable	(1,003,762)	(311,699)
Prepaid expenses and other current assets	(150,748)	(185,530)
Accounts payable	(142,793)	(152,559)
Accrued expenses	(121,091)	78,456
Deferred revenue	35,123	93,807

Net cash provided by operating activities	2,602,824	2,972,155

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(1,050,000)	(2,000,000)
Purchases of property and equipment	(126,144)	(163,507)
Decrease in other assets	—	4,299

Net cash used in investing activities	(1,176,144)	(2,159,208)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit associated with exercise of options	8,982	35,503
Cash dividends paid	(1,809,772)	(1,340,230)
Net proceeds from the issuance of common stock	60,100	433,439

Net cash used in financing activities	(1,740,690)	(871,288)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(314,010)	(58,341)
CASH AND CASH EQUIVALENTS, beginning of period	3,352,519	3,260,178

CASH AND CASH EQUIVALENTS, end of period	$3,038,509	$3,201,837

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2006
1. Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (the “Company”) as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the nine months ended September 30, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006, or any other period.
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
On March 22, 2006 the Company adopted a new stock-based plan (the “2006 Equity Incentive Plan”) for officers, directors, employees and consultants, which was approved by the Company’s shareholders at the 2006 Annual Shareholders’ meeting. Under the 2006 Equity Incentive Plan, the Company is authorized to grant options with terms of up to ten years, grant restricted stock, issue stock bonuses or grant other stock-based awards. As of September 30, 2006, a total of 250,000 shares of common stock were reserved for issuance under the 2006 Equity Incentive Plan.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
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
Under the provisions of SFAS 123R, the Company recorded $32,516 and $61,446 of stock-based compensation in the accompanying statements of income for the three months and nine months ended September 30, 2006, respectively. The Company granted 26,700 stock unit awards (“SUAs”) to certain members of management and its directors on May 11, 2006. The fair value of the SUAs was $16.70 per share, which was the closing price of the Company’s stock on May 11, 2006. The SUAs vest over a period of two to four years and are convertible into an equivalent number of shares of the Company’s common stock provided that the awardee remains continuously employed, or continues to serve as a director, as the case may be, throughout the vesting periods. No other stock-based awards were granted or modified during the nine months ended September 30, 2006.
SFAS 123R requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. The Company has computed the value of options using the Black-Scholes option pricing model.
The assumptions used and the weighted average information are as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005

Risk-free interest rates range	—	3.8%
Expected dividend yield range	—	2.3%
Expected lives	—	5 years
Expected volatility range	—	30.09%

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

	Three Months	Nine Months
	Ended	Ended
	September	September
	30, 2005	30, 2005
Net income, as reported	$982,621	$3,131,607

Less: Total stock-based compensation cost determined under the fair value based method for all employee awards	(9,558)	(938,440)

Pro forma net income	$973,063	$2,193,167

Income per share:
Basic and diluted, as reported	$0.19	$0.61

Basic, pro forma	$0.19	$0.43

Diluted, pro forma	$0.19	$0.42

No options were granted for the three months ended September 30, 2005. The weighted average fair value of options granted for the nine months ended September 30, 2005 was $3.76 per share.
A summary of stock option activity for the Company’s expired stock option plans for the nine months ended September 30, 2006 is as follows:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price Per	Contractual	Intrinsic
	Shares	Share	Life	Value (1)
Outstanding, December 31, 2005	556,946	$16.09
Granted	—	—
Exercised	(5,150)	11.85
Terminated	(6,438)	22.03

Outstanding, September 30, 2006	545,358	$16.06	6.0 years	$1,069,477

Exercisable, September 30, 2006	544,508	$16.07	5.9 years	$1,062,481

Available for grant, September 30, 2006	—

(1)	The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on September 30, 2006 ($16.88) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
A summary of activity for SUAs for the nine months ended September 30, 2006 is as follows:

	Number	Aggregate
	of	Intrinsic
	Shares	Value (2)
Outstanding, December 31, 2005	—
Granted	26,700
Vested	—
Terminated	—

Outstanding, September 30, 2006	26,700	$450,696

Available for grant, September 30, 2006	223,300

(2)	The aggregate intrinsic value on this table was calculated based on the closing market value of the Company’s stock on September 30, 2006 ($16.88).
As of September 30, 2006, a total of 795,358 shares of common stock were reserved for issuance under the various stock option and stock-based plans. As of September 30, 2006, the unamortized fair value of awards relating to stock options was $1,425. As of September 30, 2006, the unamortized fair value of awards relating to SUAs was $396,305.
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
     Basic and diluted weighted average common shares outstanding are as follows:

	Three Months Ended		Nine Months Ended
	September	September	September	September
	30, 2006	30, 2005	30, 2006	30, 2005
Weighted average common shares	5,172,247	5,167,097	5,169,587	5,153,178
Common equivalent shares	76,256	12,037	62,922	11,882

Weighted average common shares outstanding, assuming dilution	5,248,503	5,179,134	5,232,509	5,165,060

For the three months ended September 30, 2006 and 2005, options to purchase 200,919 and 449,207 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive. For the nine months ended September 30, 2006 and 2005, options to purchase 200,919 and 484,208 common shares, respectively, were outstanding but not

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
included in the diluted weighted average common share calculation as the effect would have been antidilutive.
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
Deferred revenue represents payments received in advance of the performance of drug testing procedures. Deferred revenue is recognized as revenue when the underlying test results are delivered. With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance (referred to as breakage). Realized gain is then recognized (as other income) when the Company can reasonably, reliably and objectively determine that an estimated amount of breakage has occurred. Breakage is deemed to occur only at the point it becomes remote that performance will be required for an estimable portion of transactions. The Company has not recorded any gain related to breakage in the first three quarters of 2006 or during all of 2005. The Company continues to monitor this to determine whether breakage can be reasonably, reliably and objectively determined. The Company expects to complete its evaluation during the fourth quarter of 2006, which is expected to result in an adjustment to recognize a portion of the deferred revenue in the results of operations, the amount of which has not been finally determined at this time.
At September 30, 2006 and December 31, 2005, the Company had deferred revenue of approximately $626,000 and $591,000, respectively, reflecting sales of its personal drug testing service for which the performance of the related test had not yet occurred.
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

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
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
7. Subsequent Event — Dividends
On October 30, 2006, the Company declared a quarterly dividend of $.125 per share, which will be paid on December 22, 2006 to shareholders of record on December 8, 2006.

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
Revenue for the third quarter of 2006 was $6.4 million and was 19% above revenue of $5.4 million for the third quarter of 2005. Revenue for the first nine months of 2006 was $17.6 million and was 8% above revenue of $16.3 million for the first nine months of 2005. The Company reported net income of $0.27 per share in the quarter ended September 30, 2006 and net income of $0.71 per share for the nine months ended September 30, 2006. At September 30, 2006, the Company had $6.6 million of cash, cash equivalents and short-term investments. The Company distributed $0.52 million, $0.65 million and $0.65 million, or $0.10 per share, $0.125 per share and $0.125 per share, of cash dividends to its shareholders in the first, second and third quarters of 2006, respectively, which represented year to date totals of $1.8 million, or $0.35 per share. The Company has paid forty consecutive quarterly cash dividends.
RESULTS OF OPERATIONS
Revenue was $6,379,962 for the three month period ended September 30, 2006 as compared to $5,353,168 for the comparable period of 2005, representing an increase of 19%. Revenue was $17,628,078 for the nine month period ended September 30, 2006 as compared to $16,306,247 for the comparable period of 2005, representing an increase of 8%. The increase in revenue for the third quarter of 2006 was due to an increase of 24% in testing volume from both new and existing clients, while the average revenue per sample decreased by 4% as compared to the comparable period of 2005. The increase in revenue for the nine months ended September 30, 2006 was due to an increase of 10% in testing volume from both new and existing clients, while the average revenue per sample decreased by 2% as compared to the comparable period of 2005.
Gross margin was 60% of revenue for the three month period ended September 30, 2006, as compared to 58% for the comparable period of 2005. Gross margin was 60% of revenue for the nine month period ended September 30, 2006, as compared to 59% for the comparable period of 2005. Even though average revenue per sample decreased by 4%, gross margin increased primarily due to the increase in testing volume of 24% as fixed and semi-variable direct costs were spread over a greater number of tests performed along with a slight decrease in material costs for the three months ended September 30, 2006, as compared to the same period of 2005. Fixed and semi-variable direct costs were also spread over a greater number of tests performed for the nine month period ended September 30, 2006, as compared to the same period of 2005. In addition, reduced depreciation and amortization expense contributed to a decline in fixed costs for the three month period and the nine month period ended September 30, 2006 as compared to the comparable periods of 2005.
General and administrative (“G&A”) expenses were $865,735 for the three month period ended September 30, 2006 as compared to $765,758 for the comparable period of 2005, representing an increase of 13%. G&A expenses were $2,466,395 for the nine month period ended September 30, 2006 as compared to $2,394,370 for the comparable period of 2005, representing an increase of 3%. The increase in general and administrative expenses for the three month period ended September 30, 2006 as compared to the comparable period of 2005 was due primarily to an increase in personnel expenses and business insurance costs. All other general and administrative expenses remained relatively constant. The increase in general and administrative expenses for the nine month period ended September 30, 2006 as compared to the comparable period of 2005 was due primarily to an increase in personnel expenses and business insurance costs, partially offset by reduced professional fees related to Sarbanes-Oxley compliance work performed mostly in the first quarter of 2005, reduced legal fees and a decrease in bad debt expense. All other general and administrative expenses remained relatively constant. As a percentage of revenue, G&A expenses were 14% for the three month periods ended September 30, 2006 and September 30, 2005 and decreased to 14% for the nine months ended September 30, 2006 from 15% for the comparable period of 2005. The Company expects general and administrative expenses to remain relatively constant in absolute dollars and decrease as a percentage of revenue during the remainder of 2006.
Marketing and selling expenses for the three month period and the nine month period ended September 30, 2006 remained relatively flat as compared to the comparable periods of 2005, decreasing by only 2% and 1%, respectively. Marketing and selling expenses were $689,808 for the three month period ended September 30, 2006 as compared to $703,731 for the comparable period of 2005, a decrease of 2%. Marketing and selling expenses were $2,086,982 for the nine month period ended September 30, 2006 as compared to $2,110,980 for the comparable period of 2005, a decrease of 1%. The variation in marketing and selling expenses for both the three month and nine month periods ended September 30, 2006 as compared to the comparable periods of 2005 was due primarily to short-term fluctuations in personnel expenses pertaining to the Company’s sales and support staff. Total marketing and selling expenses represented 11% of revenue in the third quarter of 2006 and 13% of revenue in the third quarter of 2005. Total marketing and selling expenses represented 12% of revenue for the nine month period ended September 30, 2006 and 13% of revenue for the nine month period ended September 30, 2005. The Company expects marketing and selling expenses to increase slightly during the remainder of 2006 as compared to 2005.
Research and development (“R&D”) expenses for the three month period ended September 30, 2006 increased by $24,922 from the comparable period of the prior year to $112,012, an increase of 29%. Research and development (“R&D”) expenses for the nine month period ended September 30, 2006 increased by $107,771 from the comparable period of the prior year to $340,662, an increase of 46%. The increase for both periods was primarily due to an increase in personnel expenses. R&D expenses represented 2% of revenue for the three month period and the nine month period ended September 30, 2006 as compared to 2% of revenue for the three month period and the nine month period ended September 30, 2005. The Company expects research and development expenses to increase slightly during the remainder of 2006 as compared to 2005.
Interest income for the three month period ended September 30, 2006 increased by $43,503 and increased by $126,108 for the nine month period ended September 30, 2006 as compared to the comparable periods of 2005 and represented interest and dividends earned on cash equivalents and short-term investments. Higher average investment balances along with an increase in the yield on investment balances in 2006 as compared to 2005 caused the increase in interest income.
During the three months ended September 30, 2006 and September 30, 2005, the Company recorded tax provisions of $863,000 and $581,000 representing effective tax rates of 38.1% and 37.2%, respectively. During the nine months ended September 30, 2006 and September 30, 2005, the Company recorded tax provisions of $2,236,000 and $1,855,000 representing effective tax rates of 37.5% and 37.2%, respectively.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2006, the Company had approximately $6.6 million of cash, cash equivalents and short-term investments. The Company’s operating activities provided net cash of $2,602,824 in the nine months ended September 30, 2006. Investing activities used $1,176,144 in the nine month period while financing activities used a net amount of $1,740,690 during the period.
Cash provided by operating activities of $2,602,824 principally reflected net income of $3,726,238 adjusted for depreciation and amortization of $216,658, partially offset by an increase in accounts receivable along with a lesser decrease in accrued expenses and accounts payable and a lesser increase in prepaid expenses. The increase in accounts receivable was due to the increase in revenue during the third quarter of 2006. The decrease in accrued expenses was due to the payment during the first three quarters of increased income tax amounts and of bonus expense that was accrued as of December 31, 2005. The increase in prepaid expenses was due primarily to the payment of annual insurance premiums during the first quarter of 2006.
Capital expenditures in the first nine months of 2006 were $126,144. The expenditures primarily consisted of new equipment, including laboratory and computer equipment.

The Company currently plans to make capital expenditures of approximately $300,000 in 2006, primarily in connection with the purchase of additional laboratory and computer equipment. The Company believes that within the next two to five years it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $4 million, which the Company expects to fund primarily through its operating cash flows.
During the nine months ended September 30, 2006, the Company distributed $1,809,772 in cash dividends to its shareholders. The Company did not repurchase any shares for treasury during the nine months ended September 30, 2006. The Company has authorized 500,000 shares for repurchase since September of 1998, of which 466,351 shares have been repurchased.
Contractual obligations as of September 30, 2006 were as follows:

	Less Than	1-3	4-5	After 5
	One Year	Years	years	Years	Total
Operating leases	$483,000	$905,000	$742,000	$362,000	$2,492,000
Purchase commitment	272,000	—	—	—	272,000

	$755,000	$905,000	$742,000	$362,000	$2,764,000
     Purchase Commitment
The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier in exchange for variable annual payments based upon prior year purchases. Purchases amounted to $407,874 for the nine months ended September 30, 2006 as compared to $370,727 for the comparable period of 2005. The Company expects to purchase approximately $136,000 for the remainder of 2006. In exchange for exclusivity, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company’s purchase commitments. This agreement does not include a fixed termination date; however, it is cancelable upon mutual agreement by both parties or six months after termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.
At September 30, 2006, the Company’s principal sources of liquidity included an aggregate of approximately $6.6 million of cash, cash equivalents and short-term investments. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could potentially include joint ventures, issuances of common stock or debt financing, although the Company does not have any such plans at this time. At September 30, 2006, the Company had no long-term debt.

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
Deferred revenue represents payments received in advance of the performance of drug testing procedures. Deferred revenue is recognized as revenue when the underlying test results are delivered. With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance (referred to as breakage). Realized gain is then recognized (as other income) when the Company can reasonably, reliably and objectively determine that an estimated amount of breakage has occurred. Breakage is deemed to occur only at the point it becomes remote that performance will be required for an estimable portion of transactions. The Company has not recorded any breakage in the first three quarters of 2006 or during all of 2005. The Company continues to monitor this to determine whether breakage can be reasonably, reliably and objectively determined. The Company expects to complete its evaluation during the fourth quarter of 2006, which is expected to result in an adjustment to recognize a portion of the deferred revenue in the results of operations, the amount of which has not been finally determined at this time.
     Cash Equivalents and Short-Term Investments
The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents consist of money market accounts at September 30, 2006 and 2005.
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

Psychemedics Corporation

Date: November 8, 2006	By:	/s/ Raymond C. Kubacki, Jr.
Raymond C. Kubacki, Jr. Chairman and Chief Executive Officer

Date November 8, 2006	By:	/s/ Peter C. Monson

Peter C. Monson Vice President, Treasurer & Chief Financial Officer

PSYCHEMEDICS CORPORATION
FORM 10-Q
September 30, 2006
EXHIBIT INDEX