Form 10-K
period 2006-12-31
PSYCHEMEDICS CORP
filed 2007-03-30
CIK 806517

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the fiscal year ended December 31, 2006
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
YES ☑    NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐    NO ☑
On June 30, 2006 the aggregate market value of the voting stock held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers, directors and 5% shareholders are “affiliates” of the Registrant) was $57,448,367. On March 30, 2007, 5,196,047 shares of Common Stock, $.005 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III — Portions of the Registrant’s Proxy Statement relative to the 2007 Annual Meeting of Stockholders to be held on May 10, 2007.

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
The Company’s primary application of its patented technology is as a testing service that analyzes hair samples for the presence of certain drugs of abuse. Employing radioimmunoassay procedures to drug test hair samples differs from the more commonly used approach in which immunoassay procedures are employed to test urine samples. The Company’s tests provide quantitative information that can indicate the approximate amount of drug ingested as well as historical data, which can show a pattern of individual drug use over a period of time. This information is useful to employers for both applicant and employee testing, as well as to physicians, treatment professionals, law enforcement agencies, school administrators, parents concerned about their children’s drug use and other individuals or entities engaged in any business where drug use or potential drug use is an issue. The Company provides commercial testing and confirmation by mass spectrometry using industry-accepted practices for cocaine, marijuana, PCP, methamphetamine (including Ecstasy, which is difficult to detect in urine due to sporadic use patterns and rapid clearance from the body), and opiates (including heroin and oxycodone).
Testing services are currently performed at the Company’s laboratory at 5832 Uplander Way, Culver City, California. The Company’s services are marketed under the name RIAH (Radioimmunoassay of Hair), a registered service mark.
Development of Radioimmunoassay of Hair
The application of unique radioimmunoassay procedures to the analysis of hair was initially developed in 1978 by the founders of the Company, Annette Baumgartner and Werner A. Baumgartner, Ph.D. The Baumgartners demonstrated that when certain chemical substances enter the bloodstream, the blood carries these substances to the hair where they become “entrapped” in the protein matrix in amounts approximately proportional to the amount ingested. The Company’s patented drugs of abuse testing procedure involves direct analysis of liquefied hair samples by radioimmunoassay procedures utilizing effective reagents and unique antibodies. The antibodies detect the presence of a specific drug or drug metabolite in the liquefied hair sample by reacting with the drug present in the sample solution as well as an added radioactive analog of the drug. The resulting antibody-drug complex is precipitated and analyzed. The amount of drug present in the sample is inversely proportional to the amount of radioactive analog in the precipitate. RIA positive results are then confirmed by Mass Spectrometry. Depending upon the length of head hair, the Company is able to provide historical information on drug use by the person from whom the sample was obtained. Since head hair grows approximately 1.3 centimeters per month, a 3.9 centimeter head hair sample can reflect drug ingestion over the approximate several months prior to the collection of the sample. Another testing option involves sectional analysis of the head hair sample. In this procedure, the hair is sectioned lengthwise to approximately correspond to certain time periods. Each section corresponds to a time period, which allows the Company to provide information on patterns of drug use.
Validation of the Company’s Proprietary Testing Method
The process of analyzing human hair for the presence of drugs using the Company’s patented method has been the subject of numerous peer-reviewed, scientific field studies. Results from the studies that have been published or accepted for publication in scientific journals are generally favorable to the Company’s technology. Some of these studies were performed with the following organizations: Boston University School of Public Health; Citizens for a Better Community Court, Columbia University; Connecticut Department of Mental Health and Addictive Services; Koba Associates-DC Initiative, Harvard Cocaine Recovery Project, Hutzel Hospital, ISA Associates (Interscience America)-NIDA Workplace Study, University of California-Sleep State Organization, Maternal/Child Substance Abuse Project, Matrix Center, National Public Services Research Institute, Narcotic and Drug Research Institute, San Diego State University-Chemical Dependency Center, Spectrum Inc., Stapleford Centre (London), Task Force on Violent Crime (Cleveland, Ohio); University of Miami-Department of Psychiatry, University of Miami-Division of Neonatology, University of South Florida-Operation Par Inc., University of Washington, VA Medical Center-Georgia, U.S. Probation Parole-Santa Ana, and Wayne State University. The above studies include research in the following areas: effects of prenatal drug use, treatment evaluation, workplace drug use, the criminal justice system and epidemiology. Many of the studies have been funded by the National Institute of Justice or the National Institute on Drug Abuse (“NIDA”). Several hundred research articles written by independent researchers have been published supporting the general validity and usefulness of hair analysis.
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

The Company has received 510k clearance from the United States Food and Drug Administration (“FDA”) on all five of its assays used to test human hair for drugs of abuse. As of the date of this report, Psychemedics was the only company that has received FDA clearance for a five-drug panel test including both head and body hair samples for drugs of abuse. See Government Regulation.
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
This wider window enhances the detection efficiency of hair analysis, making it particularly useful in pre-employment testing. Hair testing not only identifies more drug users, but it may also uncover patterns and severity of drug use (information most helpful in determining the scope of an individual’s involvement with drugs), while serving as a deterrent against the use of drugs. Hair testing employing the Company’s patented method greatly reduces the incidence of “false negatives” associated with evasive measures typically encountered with urinalysis testing. For example, urinalysis test results are adversely impacted by excessive fluid intake prior to testing and by adulteration or substitution of the urine sample. Moreover, a drug user who abstains from use for a few days prior to urinalysis testing can usually escape detection. Hair testing is effectively free of these problems, as it cannot be thwarted by evasive measures typically encountered with urinalysis testing. Hair testing is also attractive to customers since sample collection is typically performed under close supervision yet is less intrusive and less embarrassing for test subjects.
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
When compared to other hair testing methods, not only are the Company’s assays the only five panel hair test assays cleared by the FDA that include both head and body hair (as of March 30, 2007, the date of the filing of this report), they also employ a unique patented method of enzyme digestion that the Company believes allows for the most efficient release of drugs from the hair without destroying the drugs. The Company’s method of releasing drugs from hair is a key advantage and results in superior detection rates.
Disadvantages of Hair Testing
There are some disadvantages of hair testing as compared to drug detection through urinalysis. Because hair starts growing below the skin surface, drug ingestion evidence does not appear in hair above the scalp until approximately five to seven days after use.
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
Most businesses use drug testing to screen job applicants and employees. The American Management Association (AMA) survey from 2004 indicated that 62% of surveyed firms were engaged in some form of drug testing. The prevalence of drug screening programs reflects a concern that drug use contributes to employee health problems and costs (increased absenteeism, workers’ compensation claims and reduced productivity, etc.) and in certain industries, safety hazards. It has been estimated that the cost to American businesses is more than $100 billion annually.
The principal criticism of employee drug testing programs centers on the effectiveness of the testing program. Most private sector testing programs use urinalysis. Such programs are susceptible to evasive maneuvers and the inability to obtain identical repeat samples in the event of a challenged result. An industry has developed over the

Internet, and through direct mail, marketing a wide variety of adulterants, dilutants, clean urine and devices to assist drug users in falsifying urine test results.
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
The Company performs a confirmation test of all presumptive positive results through mass spectrometry. The use of mass spectrometry is an industry accepted practice used to confirm positive drug test results of an initial screen. In an employment setting, mass spectrometry confirmation is typically used prior to the taking of any disciplinary action against an employee. The Company offers its clients a five-drug screen with mass spectrometry confirmation of cocaine, PCP, marijuana, amphetamines (including Ecstasy), and opiates (including heroin and oxycodone).
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
Competition
The Company competes directly with numerous commercial laboratories that test for drugs primarily through urinalysis testing. Most of these laboratories, such as Laboratory Corporation of America and Quest Diagnostics, have substantially greater financial resources, market identity, marketing organizations, facilities, and numbers of personnel than the Company. The Company has been steadily increasing its base of corporate customers and believes that future success with new customers is dependent on the Company’s ability to communicate the advantages of implementing a drug program utilizing the Company’s patented hair analysis method.
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
Although other laboratories have begun offering hair testing, the Company is the only laboratory with FDA clearance for a five-drug panel test including both head and body hair samples for drugs of abuse. To date, no other laboratory engaged in hair testing has received approval or clearance from the FDA on all of its assays for the testing of both head and body hair samples (two other laboratories have either partial FDA clearance or clearance specific to head hair samples only). Additionally, several of these laboratories that purport to test hair samples use a method that the Company presumes includes the use of a form of immunoassay procedures. The Company, however, does not believe that immunoassay testing of hair samples is as effective on a commercial basis without using the Company’s unique patented method, which allows for the efficient release of drugs from the hair through enzyme digestion without destroying the drugs.
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
By May 3, 2002, the Company had received 510k clearance to market all five of its assays. As of the date of the filing of this report (March 30, 2007), the Company is the only laboratory using a full five-drug panel of FDA-cleared hair testing assays that includes the testing of both head and body hair samples.
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
In April, 2004, the Drug Testing Advisory Board (“DTAB”) of the Substance Abuse and Mental Health Services Administration (“SAMHSA”) proposed a revision to the Mandatory Guidelines for use in federal workplace programs. In the Proposal, the Mandatory Guidelines would be amended so as to include hair and other specimens as permissible specimens that may be collected for federal workplace drugs-of-abuse testing. However, revised final Mandatory Guidelines have not yet been promulgated. Should the Mandatory Guidelines be amended as contemplated by the Proposal, then the federal workplace market, previously limited to only urine testing, will be available to the Company.
Research and Development
The Company is continuously engaged in research and development activities. During the years ended December 31, 2006, 2005 and 2004, $444,532, $335,769 and $329,419, respectively, were expended for research and development. The Company continues to perform research activities to develop new products and services and to improve existing products and services utilizing the Company’s proprietary technology. The Company also continues to evaluate methodologies to enhance its drug screening capabilities. Additional research using the Company’s proprietary technology is being conducted by outside research organizations through government-funded studies.
Additional research has been conducted in the measurement of concentrations of marijuana by Gas Chromatography/Mass Spectrometry/Mass Spectrometry, (GC/MS/MS). This has been the most challenging, and requires the most sensitive of equipment for its accurate measurement and qualitative identification.
Research has continued on the interactions of different types of hair with drugs in the environment and from actual drug usage. This work has concentrated on assessments of various published methods for removal of externally deposited drug from hair surfaces and on methods of extraction of metabolically deposited drugs from the solid hair matrix. Some of the work has been presented at meetings of the Society of Forensic Toxicologists and the European Society of Hair Testing. A chapter on Hair Analysis by Psychemedics scientists is included in a 2006 book, Analytical and Practical Aspects of Drug Testing in Hair, CRC Press.
Sources and Availability of Raw Materials
Since its inception, the Company has purchased raw materials for its laboratory services from outside suppliers. The most critical of these raw materials are the radio-

labeled drugs which the Company purchases from a single supplier, although other suppliers of radio-labeled drugs exist. The Company has entered into an agreement with its principal supplier to purchase certain proprietary information regarding the manufacture of such radio-labeled drugs owned by the supplier in the event that the supplier ceases to be able to supply such radio-labeled drugs to the Company.
Employees
As of December 31, 2006, the Company had 104 full-time equivalent employees, of whom two full-time employees were in research and development. None of the Company’s employees is subject to a collective bargaining agreement.
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
Since its inception, the Company has purchased raw materials for its laboratory services from outside suppliers. The most critical of these raw materials are the radio-labeled drugs, which the Company purchases from a single supplier, although other suppliers of radio-labeled drugs exist. The Company has entered into an agreement with its principal supplier to purchase certain proprietary information regarding the manufacture of such radio-labeled drugs owned by the supplier in the event that the supplier ceases to be able to supply such radio-labeled drugs to the Company. Obtaining alternative sources of supply of the radio-labeled drugs could involve delays and other costs; however, the Company maintains a surplus supply. The failure of the Company’s primary or any alternative supplier of radio-labeled drugs to provide such radio-labeled drugs at an acceptable price, or an interruption of supplies from such a supplier and the exhaustion of the Company’s current supply on hand could result in lost or deferred sales. The Company is currently engaged in an arbitration proceeding to protect the inventory of antibodies that it uses.

We have and will continue to incur stock-based compensation charges related to certain stock options and restricted stock grants.
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (“123R”), an amendment of FASB Statements Nos. 123 and 95, that addresses the accounting treatment for employee stock options and other share-based payment transactions. 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and requires that such transactions be accounted for using a fair-value-based method and recognized as expenses. In response to 123R, the Company in 2006 ceased granting stock options and began issuing to executives restricted stock units instead. The adoption of 123R and the Company’s change in its equity compensation policy resulted in our incurring as an expense in 2006 a portion of the fair value of stock-based awards granted in 2006. In addition, we will incur expense in 2007 and 2008 as a result of such stock-based awards granted in 2006 and we may incur expense in such years and in future years in the event future equity-based awards are granted.
We are exposed to potential risks and we will incur costs as a result of the internal control assessment and attestation process mandated by Section 404 of the Sarbanes-Oxley Act of 2002.
As currently proposed, coincident with the filing of our annual report for 2007, we are required to assess the effectiveness of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Documenting and testing the effectiveness of our internal control over financial reporting will cause us to incur significant costs, including increased accounting fees and increased staffing levels. It should be noted that the majority of our documentation work has been completed. In connection with the filing of our annual report for 2008, we are required to provide an auditor’s attestation on internal controls.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock is traded on the American Stock Exchange under the symbol “PMD”. As of March 12, 2007, there were 266 record holders of the Company’s common stock. The following table sets forth for the periods indicated the range of prices for the Company’s common stock as reported by the American Stock Exchange and dividends declared by the Company. The number of record owners was determined from the Company’s stockholder records maintained by the Company’s transfer agent and does not include beneficial owners of the Company’s common stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of the Company’s common stock held by others as or in nominee names exceeds 2,000.

Calendar Period	High	Low	Dividends
2006
Fourth Quarter	$19.49	$16.60	$0.125
Third Quarter	$19.21	$15.90	$0.125
Second Quarter	$18.05	$16.25	$0.125
First Quarter	$19.05	$13.75	$0.10

2005
Fourth Quarter	$14.35	$11.15	$0.10
Third Quarter	$15.10	$12.96	$0.10
Second Quarter	$15.60	$12.18	$0.08
First Quarter	$14.24	$12.26	$0.08
The Company has paid dividends over the past ten years. It most recently declared a dividend in February 2007, which was paid in March 2007. The Company’s current intention is to continue to declare dividends to the extent funds are available and not required for operating purposes or capital requirements, and only then, upon approval by the Board of Directors.

EQUITY COMPENSATION PLAN INFORMATION
The following table provides information as of December 31, 2006 with respect to shares of the Company’s common stock that were issuable under the Company’s 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”) and the Company’s 2000 Stock Option Plan (discontinued on May 11, 2006 in connection with the adoption of the 2006 Equity Incentive Plan).
The table does not include information with respect to shares subject to outstanding options granted under other equity compensation plans that were no longer in effect on December 31, 2006. Footnote (2) to the table sets forth the total number of shares of common stock issuable upon the exercise of options under such other expired or discontinued plans as of December 31, 2006, and the weighted average exercise price of those options. No additional options may be granted under such other expired or discontinued plans.

Number of
Securities to be
	issued upon	Weighted average
	exercise of	exercise price of	Number of
	outstanding	outstanding	securities that
	options, warrants	options, warrants	remained available
Plan category	and rights	and rights	for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	428,189	$13.67	223,300
Equity compensation plans not approved by security holders	—	—	—
Total	428,189	$13.67	223,300

(1)	Consists of the 2006 Equity Incentive Plan and the Company’s 2000 Stock Option Plan (discontinued on May 11, 2006 in connection with the adoption of the 2006 Equity Incentive Plan). The weighted average exercise price of outstanding options under the 2000 Stock Option Plan is $14.57 per share.

(2)	This table does not include information for the following stock option plans that were discontinued or expired prior to December 31, 2006: the Company’s 1989 Non-Qualified Stock Option Plan (expired on September 22, 1999); the Company’s 1989 Employee Stock Option Plan (discontinued on May 11, 2000 in connection with the adoption of the 2000 Stock Option Plan); the Company’s 1991 Non-Qualified Stock Option Plan (expired on June 12, 2001). As of December 31, 2006, a total of 126,369 shares of common stock were issuable upon the exercise of outstanding options under the foregoing discontinued or expired plans. The weighted average exercise price of outstanding options under all three plans is $19.65 per share. No additional options may be granted under these discontinued or expired plans.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG PSYCHEMEDICS CORPORATION,
AMEX MARKET INDEX AND RUSSELL 2000 INDEX
ASSUMES $100 INVESTED ON JAN. 1, 2001
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2006

	2001	2002	2003	2004	2005	2006
PSYCHEMEDICS CORPORATION	100.00	57.79	60.24	85.61	93.71	134.30
RUSSELL 2000 INDEX	100.00	78.42	114.00	133.94	138.40	162.02
AMEX MARKET VALUE INDEX	100.00	96.01	130.68	149.65	165.03	184.77

(1)	The above graph assumes a $100 investment on January 1, 2001, through the end of the 5-year period ended December 31, 2006 in the Company’s Common Stock, the Russell 2000 Index and the AMEX Market Value Index. The prices all assume the reinvestment of dividends.

(2)	The Russell 2000 Index is composed of the smallest 2,000 companies in the Russell 3,000 Index. The Company has been unable to identify a peer group of companies that engage in testing of drugs of abuse, except for large pharmaceutical companies where such business is insignificant to such companies’ other lines of businesses. The Company therefore uses in its proxy statements a peer index based on market capitalization.

(3)	The AMEX Market Value Index includes companies whose shares are traded on the American Stock Exchange.

Item 6. Selected Financial Data
The selected financial data presented below is derived from our financial statements and should be read in connection with those statements.

	As of and for the Years Ended
	December 31,
	2006	2005	2004	2003	2002
		(In thousands, except for per share data)
Revenue	$23,425	$21,389	$18,937	$15,995	$16,068
Gross profit (1)	14,056	12,576	10,448	8,370	8,286
Income from operations	7,563	6,326	4,331	1,938	1,936
Net income	4,902	4,049	2,764	1,218	1,256
Basic net income per share	0.95	0.79	0.54	0.23	0.24
Diluted net income per share	0.94	0.78	0.54	0.23	0.24
Total assets	12,948	11,145	8,434	7,267	8,083
Working capital	10,534	7,832	5,126	3,786	4,540
Shareholders’ equity	11,504	8,895	6,234	5,111	6,344
Cash dividends declared per common share	$0.475	$0.36	$0.32	$0.32	$0.24

(1)	For fiscal 2002 the Company has reclassified the cost of collecting hair samples from sales and marketing expenses to cost of services to permit comparison with fiscal 2006, 2005, 2004 and 2003. This collection expense has traditionally been and continues to be one of the activities and responsibilities of the Company’s customer service department and prior to 2003 was included in sales and marketing expenses. The impact of this reclassification reduced gross profit by $763,000 in 2002 and was offset by reduced sales and marketing expenses of $763,000 in 2002, but had no effect on operating income or net income in 2002.

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
Overview
For the second straight year, the Company set new records in both revenue and net income. Revenue was $23.4 million in 2006, 10% above 2005 revenue of $21.4 million and 24% above 2004 revenue of $18.9 million. Due to the increase in revenue and by maintaining tight controls over expenses, the Company reported earnings per share (diluted) of $0.94, $0.78 and $0.54 in 2006, 2005 and 2004, respectively. At December 31, 2006, the Company had $7.9 million of cash, cash equivalents and short-term investments. During 2006, the Company had operating cash flow of $4.6 million and distributed $2.5 million, or $0.475 per share, of cash dividends to its shareholders. To date, the Company has paid forty-two consecutive quarterly cash dividends.
Results of Operations
Revenue was $23.4 million in 2006, as compared to $21.4 million in 2005 and $18.9 million in 2004, representing an increase of 10% in 2006 and an increase of 13% in 2005 versus revenue in the prior year. The increase in revenue for 2006 was due to an increase in testing volume while average revenue per sample decreased slightly. The increase in testing volume for 2006 resulted from the addition of new clients during 2006, while testing volume at existing clients decreased slightly. The Company’s revenue also included the recognition of $244,000 of deferred revenue pertaining to prior sales of the Company’s PDT 90 product, which the Company continues to sell to parents who are concerned about drug abuse by their children. This revenue accounted for 1 percentage point of the 10% increase in revenue for 2006. The increase in revenue for 2005 was due to an increase in testing volume while average revenue per sample remained relatively constant. The increase in testing volume for 2005 resulted from the addition of new clients during 2005, while testing volume at existing clients decreased slightly.

Gross margin was 60% of revenue in 2006 as compared to 59% of revenue in 2005 and 55% of revenue in 2004. Reduced depreciation and amortization and the aforementioned $244,000 of revenue recognized in the fourth quarter were the primary reasons for the increase in gross margin for 2006 as compared to 2005, as labor and material costs remained relatively constant. Also, fixed and semi-variable direct costs were spread over a greater number of tests performed during 2006, as compared to 2005. Improved efficiencies involving labor and materials along with reduced depreciation and amortization were the primary reasons for the increase in gross margin for 2005, as compared to 2004. The Company experienced reduced depreciation and amortization as more of its fixed assets became fully depreciated. Also, fixed and semi-variable direct costs were spread over a greater number of tests performed during 2005, as compared to 2004.
General and administrative expenses increased by $156,000 to $3.3 million in 2006 from $3.1 million in 2005 and decreased by $67,000 to $3.1 million in 2005 from $3.2 million in 2004. The increase in general and administrative expenses for 2006 as compared to 2005 was due primarily to an increase in personnel expenses, business insurance and professional fees related to legal services, offset by a decrease in professional fees related to corporate governance and a decrease in bad debt expense. The decrease in general and administrative expenses for 2005 as compared to 2004 was due primarily to a decrease in professional fees related to legal services and a decrease in rent expense pertaining to the Company’s headquarters, offset by an increase in personnel expenses, business insurance and professional fees related to corporate governance. All other general and administrative expenses remained relatively constant. General and administrative expenses represented 14% of revenue in 2006 as compared to 15% of revenue in 2005 and 17% of revenue in 2004. The variation in general and administrative expenses as a percentage of revenue for 2006 and 2005, as compared to 2004, was primarily due to the factors previously discussed and an increased revenue base in each of the years since 2004. The Company expects general and administrative expenses to increase in absolute dollars and decrease as a percentage of revenue in 2007.
Marketing and selling expenses were relatively constant as compared to 2005, as they decreased by only $22,000 to remain at $2.8 million in both 2006 and 2005, and increased by $194,000 to $2.8 million in 2005 from $2.6 million in 2004. The increase in marketing and selling expenses for 2005 as compared to 2004 was due primarily to an increase in personnel expenses pertaining to the Company’s sales, sales support and customer service staffs. Marketing and selling expenses as a percentage of revenue were 12%, 13% and 14% in 2006, 2005 and 2004, respectively. The decrease in marketing and selling expenses as a percentage of revenue for 2006 and 2005 as compared to 2004 was primarily due to the factors previously discussed and an increased revenue base in each of the years since 2004. The Company expects marketing and selling expenses to increase in absolute dollars and decrease as a percentage of revenue in 2007 as resources are committed to direct selling efforts to aggressively promote its drug testing services in order to expand its client base.
Research and development expenses increased $109,000 to $445,000 in 2006 from $336,000 in 2005 and increased $7,000 to $336,000 in 2005 from $329,000 in 2004. The increase in research and development expenses for 2006 as compared to 2005 was due primarily to increased personnel and consulting expenses. Research and development expenses remained relatively constant in 2005 as compared to 2004. Research and development expenses represented 2% of revenues in 2006, 2005 and 2004. The Company does not expect any significant changes in research and development expenses in 2007 as compared to 2006.

Other income increased $172,000 to $294,000 in 2006 as compared to 2005 and increased $74,000 to $122,000 in 2005 as compared to 2004. The majority of other income for all three years represented interest earned on cash equivalents and short-term investments. Interest income increased by $173,000 in 2006 as compared to 2005 and by $87,000 in 2005 as compared to 2004 due to higher average investment balances along with an increase in the yield on investment balances. The remainder of other income represents amounts received in 2005 and 2004 as part of the favorable resolution in late 2003 of a court case involving a collector of hair samples.
During 2006, the Company recorded a tax provision of $2,955,000, reflecting an effective tax rate of 37.6%, as compared with effective tax rates of 37.2% in 2005 and 36.9% in 2004. The increase in effective tax rates for 2006 and 2005 as compared to 2004 were due primarily to increased state income taxes.
Liquidity and Capital Resources
At December 31, 2006, the Company had $7.9 million of cash, cash equivalents and short-term investments, compared to $5.9 million at December 31, 2005. The Company’s operating activities generated net cash of $4,605,000 in 2006, $4,315,000 in 2005 and $2,269,000 in 2004. Investing activities used $1,390,000 in 2006, $2,835,000 in 2005 and $391,000 in 2004. Financing activities used $2,387,000 in 2006, $1,388,000 in 2005 and $1,641,000 in 2004.
Operating cash flow of $4,605,000 in 2006 principally reflects net income of $4,902,000 adjusted for depreciation and amortization of $287,000, stock compensation expense of $94,000 and a decrease of $170,000 in deferred income taxes offset primarily by a decrease of $427,000 in accrued expenses, a decrease of $198,000 in deferred revenue and an increase of $431,000 in prepaid expenses and other assets. Operating cash flow in 2006 was greater than 2005 due to the increase in net income for 2006. Operating cash flow of $4,315,000 in 2005 principally reflects net income of $4,049,000 adjusted for depreciation and amortization of $409,000 offset primarily by a decrease of $187,000 in accounts payable and an increase of $141,000 in prepaid expenses and other assets. Operating cash flow in 2005 was greater than 2004 due to the increase in net income for 2005. Operating cash flow of $2,269,000 in 2004 principally reflects net income of $2,764,000 adjusted for depreciation and amortization of $534,000 offset primarily by an increase of $1,140,000 in accounts receivable. The non-cash effect of depreciation and amortization expense in 2006, 2005 and 2004 was $287,000, $409,000 and $534,000, respectively.
Investing cash flow principally reflects the purchase of short-term investments and capital expenditures. During 2006 the Company purchased $1,133,000 of Taxable Auction Rate Preferred, 7 and 28 day Dutch Auction securities and securities issued by the U.S. Government. Capital expenditures in 2006 were $257,000, a decrease of $32,000 from 2005 expenditures of $289,000. The expenditures related principally to new equipment, including laboratory and computer equipment. The Company currently plans to make capital expenditures of approximately $750,000 in 2007, primarily in connection with the purchase of additional laboratory and computer equipment. The Company believes that within the next two to five years it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $5 million, which the Company expects to fund primarily through its operating cash flows.

During 2006, 2005 and 2004, the Company did not repurchase any shares for treasury. The Company has authorized 500,000 shares for repurchase since June of 1998 of which 466,351 shares have been repurchased. The Company distributed $2,456,000, $1,857,000 and $1,641,000 of cash dividends to its shareholders in 2006, 2005 and 2004, respectively.
Contractual obligations as of December 31, 2006 were as follows:

	Less Than	1-3	4-5	After 5
	One Year	Years	years	Years	Total
Operating leases	$468,000	$910,000	$698,000	$290,000	$2,366,000
Purchase commitment	588,000	—	—	—	588,000

	$1,056,000	$910,000	$698,000	$290,000	$2,954,000

          Purchase Commitment
The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier at prices based upon prior year purchase levels. Purchases amounted to $543,832 in 2006, $494,302 in 2005 and $438,185 in 2004. The Company expects to purchase approximately $588,000 in 2007. In exchange for exclusivity, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company’s purchase commitments. This agreement does not include a fixed termination date; however, it is cancelable upon mutual agreement by both parties or six months after termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.
At December 31, 2006, the Company’s principal sources of liquidity included $7.9 million of cash, cash equivalents and short-term investments. Management currently believes that such funds, together with future operating profits, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include joint ventures, issuance of common stock or debt financing, although there is no assurance that such financings will be available to the Company on terms it deems acceptable, if at all. At December 31, 2006, the Company had no long-term debt.
The Company has paid dividends over the past ten years. It most recently declared a dividend in February 2007, which was paid in March 2007 and amounted to $648,138. The Company’s current intention is to continue to declare dividends to the extent funds are available and not required for operating purposes or capital requirements, and only then, upon approval by the Board of Directors. There can be no assurance that in the future the Company will declare dividends.

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
Deferred revenue represents payments received in advance of the performance of drug testing procedures. Deferred revenue is recognized as revenue when the underlying test results are delivered. With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance. Revenue is then recognized when the Company can reasonably, reliably and objectively determine that it is remote that performance will be required for an estimable portion of transactions. The Company recorded $244,000 of revenue in the fourth quarter of 2006 related to test kits that were previously sold for which revenue had not been recognized and the Company’s obligations to provide service was deemed remote.
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
The Company had net deferred tax assets in the amount of $596,000 at December 31, 2006, which the Company believes are fully realizable based upon expected future taxable income, which the Company’s believes is reasonably attainable in light of previous operating results during the past three years.
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in fiscal 2008. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its results of operations and financial condition but does not expect it to have a material impact.
In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company’s results of operations or financial condition.
In fiscal 2006, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces APB Opinion No. 20, Accounting Changes and SFAS No.3, Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28. SFAS 154, which was adopted by the Company in fiscal 2006, provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error.
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
Interest Rate Sensitivity. The Company maintains a short-term investment portfolio consisting principally of money market securities, Taxable Auction Rate Preferred, 7 and 28 day Dutch Auction securities and securities issued by the U.S. Government that are not sensitive to sudden interest rate changes.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
Following is a list that sets forth as of March 30, 2007 the names, ages and positions within the Company of all of the Executive Officers of the Company and the Directors of the Company. Each such director has been nominated for reelection at the Company’s 2007 Annual Meeting, to be held on May 10, 2007 at 3:00 P.M. at the Seaport Hotel, 200 Seaport Boulevard, Boston, Massachusetts.

NAME	AGE	POSITION

Raymond C. Kubacki, Jr.	62	Chairman of the Board, Chief Executive Officer, President, Director

Peter C. Monson	51	Chief Financial Officer, Vice President and Treasurer

William Thistle, Esq.	57	Senior Vice President, General Counsel

Michael I. Schaffer, Ph.D.	62	Vice President, Laboratory Operations

Harry Connick	81	Director, Audit Committee member, Compensation Committee member Nominating Committee member

Walter S. Tomenson, Jr.	60	Director, Audit Committee member, Compensation Committee member Nominating Committee member

Fred J. Weinert	59	Director, Audit Committee member, Compensation Committee member Nominating Committee member
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
Mr. Monson served as the Company’s Chief Financial Officer from 2000, and as a Vice President and Treasurer of the Company from 1998 until March 31, 2007, the effective date of his resignation as Chief Financial Officer and from any other office he holds with the Company.

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
Mr. Connick was District Attorney for Orleans Parish (New Orleans, LA) from 1974 to 2003, having been elected five times. Mr. Connick has also been a national leader in the war on drugs. His national leadership was prominent in advocating drug testing to help high school students remain drug-free and establishing model programs in a number of schools. In December 2002, Mr. Connick received from Drug Czar John P. Walters the Director’s Award for Distinguished Service in recognition of exemplary accomplishment and distinguished service in the fight against illegal drugs. Mr. Connick has been a director of the Company since 2003.
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
Mr. Weinert is an entrepreneur whose current business activities are concentrated in real estate development, theatre and film development. He is the Chief Executive Officer and Chairman of Bella Media Plc. He also serves as the Chief Executive Officer of Bella Cinema LLC, Barrington Services Group, Inc., and San Telmo, Inc. He has served on the Business Advisory Council for the University of Dayton for over 20 years. Mr. Weinert has been a director of the Company since 1991.
The information required by Item 405 of Regulation S-K will be set forth in the Proxy Statement of the Company relating to the 2006 Annual Meeting of Stockholders to be held on May 10, 2007 and is incorporated herein by reference.
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

Item 11. Executive Compensation
The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2007 Annual Meeting of Stockholders to be held on May 10, 2007 and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management
The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2007 Annual Meeting of Stockholders to be held on May 10, 2007 and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions
The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2007 Annual Meeting of Stockholders to be held on May 10, 2007 and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2007 Annual Meeting of Stockholders to be held on May 10, 2007 and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Page
(a	)	(1)	Financial Statements:

			Report of Independent Registered Public Accounting Firm	F-1

			Balance Sheets as of December 31, 2006 and 2005	F-2

			Statements of Income for the Years Ended December 31, 2006, 2005 and 2004	F-3

			Statements of Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004	F-4

			Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004	F-5

			Notes to Financial Statements	F-6

		(2)	Schedules

None

		(3)	Exhibits (see the Index to Exhibits included elsewhere in this Report)

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSYCHEMEDICS CORPORATION

By:	/s/ Raymond C. Kubacki, Jr.

Raymond C. Kubacki, Jr. Chairman, President and Chief Executive Officer
Date: March 30, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Raymond C. Kubacki, Jr. Raymond C. Kubacki, Jr.	March 30, 2007
Chairman, President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ Peter C. Monson Peter C. Monson	March 30, 2007
Vice President, Chief Financial Officer & Treasurer (Principal Financial and Accounting Officer)

/s/ Harry Connick Harry Connick	March 30, 2007
Director

/s/ Walter S. Tomenson, Jr. Walter S. Tomenson, Jr.	March 30, 2007
Director

/s/ Fred J. Weinert Fred J. Weinert	March 30, 2007
Director

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
      Shareholders of Psychemedics Corporation:
          We have audited the accompanying balance sheets of Psychemedics Corporation as of December 31, 2006 and 2005 and the related statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Psychemedics Corporation at December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
/s/ BDO Seidman, LLP
Boston, Massachusetts
March 20, 2007

PSYCHEMEDICS CORPORATION
BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,180,235	$3,352,519
Short-term investments	3,683,192	2,550,000
Accounts receivable, net of allowance for doubtful accounts of $333,281 in 2006 and $461,282 in 2005	3,196,384	3,272,278
Prepaid expenses and other current assets	818,693	387,426
Deferred tax assets	412,486	520,152

Total current assets	12,290,990	10,082,375
PROPERTY AND EQUIPMENT:
Computer software	1,205,840	1,205,840
Office furniture and equipment	2,021,991	1,902,052
Laboratory equipment	6,254,228	6,117,128
Leasehold improvements	894,659	894,659

	10,376,718	10,119,679
Less — Accumulated depreciation and amortization	(9,630,190)	(9,342,747)

	746,528	776,932
DEFERRED TAX ASSETS	183,555	245,889
OTHER ASSETS	39,830	39,830

	$13,260,903	$11,145,026

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$499,420	$367,535
Accrued expenses	865,575	1,292,257
Deferred revenue	392,403	590,670

Total current liabilities	1,757,398	2,250,462

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.005 par value; 872,521 shares authorized and none outstanding	—	—
Common stock, $0.005 par value; 50,000,000 shares authorized, 5,756,044 shares issued in 2006 and 5,750,894 shares issued in 2005	28,780	28,754
Paid-in capital	25,609,800	25,446,781
Accumulated deficit	(5,012,384)	(7,458,280)
Less — Treasury stock, at cost; 583,797 shares in 2006 and 2005	(9,122,691)	(9,122,691)

Total shareholders’ equity	11,503,505	8,894,564

	$13,260,903	$11,145,026

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
REVENUE	$23,425,090	$21,388,513	$18,937,111
COST OF REVENUE	9,369,257	8,812,186	8,489,198

Gross profit	14,055,833	12,576,327	10,447,913

OPERATING EXPENSES:
General and administrative	3,278,826	3,122,579	3,189,870
Marketing and selling	2,769,310	2,791,670	2,597,571
Research and development	444,532	335,769	329,419

	6,492,668	6,250,018	6,116,860

Income from operations	7,563,165	6,326,309	4,331,053

OTHER INCOME
Interest income	294,036	120,954	33,980
Other income	—	1,250	13,750

	294,036	122,204	47,730

INCOME BEFORE PROVISION FOR INCOME TAXES	7,857,201	6,448,513	4,378,783
PROVISION FOR INCOME TAXES	2,955,000	2,400,000	1,615,000

NET INCOME	$4,902,201	$4,048,513	$2,763,783

BASIC NET INCOME PER SHARE	$0.95	$0.79	$0.54

DILUTED NET INCOME PER SHARE	$0.94	$0.78	$0.54

DIVIDENDS DECLARED PER SHARE	$0.475	$0.36	$0.32

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC	5,170,258	5,156,686	5,126,907

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED	5,240,155	5,167,215	5,132,087

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock				Treasury Stock
		$ 0.005	Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Shares	Cost	Total

BALANCE, December 31, 2003	5,710,704	$28,554	$24,978,039	$(10,773,026)	583,797	$(9,122,691)	$5,110,876

Cash dividends declared ($0.32 per share)	—	—	—	(1,640,610)	—	—	(1,640,610)
Net income	—	—	—	2,763,783	—	—	2,763,783

BALANCE, December 31, 2004	5,710,704	28,554	24,978,039	(9,649,853)	583,797	(9,122,691)	6,234,049

Exercise of stock options	40,190	200	468,742	—	—	—	468,942
Cash dividends declared ($0.36 per share)	—	—	—	(1,856,940)	—	—	(1,856,940)
Net income	—	—	—	4,048,513	—	—	4,048,513

BALANCE, December 31, 2005	5,750,894	28,754	25,446,781	(7,458,280)	583,797	(9,122,691)	8,894,564

Exercise of stock options	5,150	26	69,057	—	—	—	69,083
Stock compensation expense	—	—	93,962	—	—	—	93,962
Cash dividends declared ($0.475 per share)	—	—	—	(2,456,305)	—	—	(2,456,305)
Net income	—	—	—	4,902,201	—	—	4,902,201

BALANCE, December 31, 2006	5,756,044	$28,780	$25,609,800	$(5,012,384)	583,797	$(9,122,691)	$11,503,505

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,902,201	$4,048,513	$2,763,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	287,443	408,972	533,590
Deferred income taxes	170,000	(69,706)	(10,632)
Stock compensation expense	93,962	—	—
Changes in operating assets and liabilities:
Accounts receivable	75,894	17,585	(1,139,921)
Prepaid expenses and other assets	(431,267)	(141,054)	78,602
Accounts payable	131,885	(186,679)	156,044
Accrued expenses	(426,682)	134,517	(167,800)
Deferred revenue	(198,267)	103,037	55,229

Net cash provided by operating activities	4,605,169	4,315,185	2,268,895

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(1,133,192)	(2,550,000)	—
Purchases of property and equipment	(257,039)	(289,144)	(377,278)
Decrease (increase) in other long-term assets	—	4,298	(13,295)

Net cash used in investing activities	(1,390,231)	(2,834,846)	(390,573)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(2,456,305)	(1,856,940)	(1,640,610)
Tax benefit associated with exercise of options	8,983	35,503	—
Proceeds from the exercise of stock options	60,100	433,439	—

Net cash used in financing activities	(2,387,222)	(1,387,998)	(1,640,610)

NET INCREASE IN CASH AND CASH EQUIVALENTS	827,716	92,341	237,712
CASH AND CASH EQUIVALENTS, beginning of year	3,352,519	3,260,178	3,022,467

CASH AND CASH EQUIVALENTS, end of year	$4,180,235	$3,352,519	$3,260,178

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$3,244,599	$2,361,860	$2,183,860

Supplemental Disclosure of Non-cash Transactions:
Retirement of fully depreciated fixed assets	$—	$130,297	$—

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
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
     Cash Equivalents and Short-Term Investments
The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents consist of money market accounts at December 31, 2006 and 2005.
The Company maintains a short-term investment portfolio consisting principally of Taxable Auction Rate Preferred, 7 and 28 day Dutch Auction securities and securities issued by the U.S. Government. The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Under SFAS 115, investments that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost, which approximates fair market value. All short-term investments were classified as held-to-maturity at December 31, 2006 and 2005. The Company does not use derivative financial instruments for speculative or trading purposes.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
     Comprehensive Income (Loss)
SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive income is the same as its reported net income for the years ended December 31, 2006, 2005 and 2004.
     Inventory
The Company expenses all consumables such as chemicals and antibodies as they are purchased.
     Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the assets, using the straight-line method. Repair and maintenance costs are expensed as incurred. The estimated useful lives of the assets are as follows:

Computer software	5 years
Office furniture and equipment	3 to 7 years
Laboratory equipment	5 to 7 years
Leasehold improvements	Lesser of term of lease or estimated useful life of leasehold improvements
The Company recorded depreciation and amortization related to property and equipment of $287,443, $373,571 and $466,234 in 2006, 2005 and 2004, respectively.
     Other Assets
Other assets primarily consist of capitalized legal costs relating to patent applications. The Company has amortized these costs over 10 years from the date of grant of the applicable patent. The Company recorded amortization of $35,401 and $67,356 in 2005 and 2004, respectively. As of December 31, 2006 and 2005 the Company’s patents, with an original cost of $517,587, were fully amortized.
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

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
Deferred revenue represents payments received in advance of the performance of drug testing procedures. Deferred revenue is recognized as revenue when the underlying test results are delivered. With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance. Revenue is then recognized when the Company can reasonably, reliably and objectively determine that it is remote that performance will be required for an estimable portion of transactions. The Company recorded $244,000 of revenue in the results of operations in the fourth quarter of 2006 related to test kits that were sold for which the Company’s obligations to provide service were deemed remote.
At December 31, 2006 and 2005, the Company had deferred revenue of approximately $392,000 and $591,000, respectively, reflecting sales of its personal drug testing service for which the performance of the related test had not yet occurred and future obligations were not deemed remote.
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

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. The Company does not require collateral.
     Impairment of Long-Lived Assets
In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. The Company believes that the carrying value of its long-lived assets is fully realizable at December 31, 2006.
     Stock-Based Compensation
The Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS 123R) effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation as a charge against earnings. The Company recognizes stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. Based on the provisions of SFAS 123R, the Company’s stock-based compensation is accounted for as equity instruments. Prior to January 1, 2006, the Company followed Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock-based compensation. The Company elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption.
Under the provisions of SFAS 123R, the Company recorded $93,962 of stock-based compensation in the accompanying statements of income for the year ended December 31, 2006. The Company granted 26,700 stock unit awards (“SUAs”) to certain members of management and its directors on May 11, 2006. The fair value of the SUAs was $16.70 per share, which was the closing price of the Company’s stock on May 11, 2006. The SUAs vest over a period of two to four years and are convertible into an equivalent number of shares of the Company’s common stock provided that the awardee remains continuously employed, or continues to serve as a director, as the case may be, throughout the vesting periods. No other stock-based awards were granted or modified during the year ended December 31, 2006.
SFAS 123R requires the measurement of compensation cost at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. The Company has computed the value of options using the Black-Scholes option pricing model.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
The following table details the effect on net income for the years ended December 31, 2005 and 2004 had share-based compensation expense been recorded as provided under SFAS 123:

	2005	2004
Net income, as reported	$4,048,513	$2,763,783

Less: Total stock based compensation cost determined under the fair value based method for all employee awards	(947,997)	(150,876)

Pro forma net income	$3,100,516	$2,612,907

Net income per share:
Basic, as reported	$0.79	$0.54

Diluted, as reported	$0.78	$0.54

Basic, pro forma	$0.60	$0.51

Diluted, pro forma	$0.60	$0.51

The assumptions used and the weighted average information are as follows:

	2005	2004
Risk-free interest rates range	3.8%	2.7 – 3.9%
Expected dividend yield range	2.3%	2.7%
Expected lives	5 years	5 years
Expected volatility range	30.09%	23.99 – 27.94%
The weighted average grant date fair value of options granted in 2005 and 2004 was $3.76 and $2.19 per share, respectively. All options were granted with an exercise price equal to the market price of the Company’s common stock at the date of grant.
     Basic and Diluted Net Income per Share
Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and dilutive common stock equivalents outstanding during the period. The number of dilutive common stock equivalents outstanding during the period has been determined in accordance with the treasury-stock method. Common equivalent shares consist of common stock issuable upon the exercise of outstanding options and the unvested portion of SUAs.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
Basic and diluted weighted average common shares outstanding are as follows:

	2006	2005	2004
Weighted average common shares outstanding	5,170,258	5,156,686	5,126,907
Dilutive common equivalent shares	69,897	10,529	5,180

Weighted average common shares outstanding, assuming dilution	5,240,155	5,167,215	5,132,087

For the years ending December 31, 2006, 2005, and 2004, options to purchase 183,419, 494,508 and 341,952 common shares, respectively, were outstanding but not included in the dilutive common equivalent share calculation as their effect would have been antidilutive.
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in fiscal 2008. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its results of operations and financial condition but does not expect it to have a material impact.
In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company’s results of operations and financial condition.
In fiscal 2006, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces APB Opinion No. 20, Accounting Changes and SFAS No.3, Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28. SFAS 154, which was adopted by the Company in fiscal 2006, provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
2. Income Taxes
The income tax provision consists of the following:

	2006	2005	2004
Current -
Federal	$2,402,763	$2,208,356	$1,377,649
State	371,683	286,318	247,983

	2,774,446	2,494,674	1,625,632

Deferred -
Federal	156,395	(83,808)	(9,010)
State	24,159	(10,866)	(1,622)

	180,554	(94,674)	(10,632)

	$2,955,000	$2,400,000	$1,615,000

A reconciliation of the effective rate with the federal statutory rate is as follows:

	2006	2005	2004
Federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	3.3	2.8	3.9
Permanent differences	0.3	0.4	0.6
Change in estimates	—	—	(1.6)

Effective tax rate	37.6%	37.2%	36.9%

The components of the net deferred tax assets included in the accompanying balance sheets are as follows at December 31:

	2006	2005
Deferred tax assets:
Deferred revenue	$146,341	$217,287
Stock-based compensation	30,403	—
Allowance for doubtful accounts	124,292	169,690
Excess of book over tax depreciation and amortization	183,555	245,889
Accrued expenses	106,922	105,469
Other	39,631	40,883

	631,144	779,218

Deferred tax liabilities:
Prepaid expenses	35,103	13,177

	35,103	13,177

	$596,041	$766,041

The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
The calculation of the Company’s tax liabilities includes addressing uncertainties in the application of complex tax regulations in numerous jurisdictions. The Company recognizes liabilities for anticipated tax audit issues in federal and state tax jurisdictions based on estimates of whether, and to the extent to which, additional taxes would be due. If payment of these amounts proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which it is determined that the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. Uncertainties are recorded in accordance with SFAS No. 5, Loss Contingencies. As of December 31, 2006, the Company has accrued approximately $108,000 related to probable and reasonably estimable losses resulting from tax matters primarily related to state income tax matters.
3. Preferred Stock
The Board of Directors has the authority to designate authorized preferred shares in one or more series and to fix the relative rights and preferences without vote or action by the stockholders. The Board of Directors has no present plans to designate or issue any shares of preferred stock.
4. Stock-Based Awards
On March 22, 2006 the Company adopted a new stock-based plan (the “2006 Equity Incentive Plan”) for officers, directors, employees and consultants, which was approved by the Company’s shareholders at the 2006 Annual Shareholders’ meeting. Under the 2006 Equity Incentive Plan, the Company is authorized to grant options with terms of up to ten years, grant restricted stock, issue stock bonuses or grant other stock-based awards. The 2006 Equity Incentive Plan provides for the issuance of up to 250,000 shares of common stock or stock-based awards. As of December 31, 2006, 223,300 shares remained available for grant under the 2006 Equity Incentive Plan.
The Company also has stock option plans that have expired or have been terminated, but shares can be issued upon exercise of outstanding options that were granted prior to such expiration or termination. No additional grants of options or other stock-based awards may be made under such expired or terminated plans. Activity for these plans is included in this footnote. Options granted under the plans consisted of both non-qualified and incentive stock options and were granted in each case at a price that was not less than the fair market value of the common stock at the date of grant. These options generally have lives of ten years and vest either immediately or over periods up to four years.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
A summary of stock option activity for the Company’s expired stock option plans is as follows:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price Per	Contractual	Intrinsic
	Shares	Share	Life	Value (1)
Outstanding, December 31, 2003	439,843	$17.69
Granted	48,950	11.79
Exercised	—
Terminated	(85,373)	16.47

Outstanding, December 31, 2004	403,420	17.23
Granted	241,850	14.40
Exercised	(44,548)	11.02
Terminated	(43,776)	22.47

Outstanding, December 31, 2005	556,946	16.09
Granted	—	—
Exercised	(5,150)	11.67		$86,520
Terminated	(23,938)	23.47

Outstanding, December 31, 2006	527,858	$15.79	5.9 years	$1,995,514

Exercisable, December 31, 2006	527,008	$15.81	5.9 years	$1,986,504

Available for grant, December 31, 2006	—

(1)	The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on December 31, 2006 ($19.25) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option. The aggregate intrinsic value for the options exercised was calculated based on the closing market value of the Company’s stock on the date of exercise ($16.80), which was May 22, 2006.
A summary of activity for SUAs is as follows:

	Number	Aggregate
	of	Intrinsic
	Shares	Value (2)
Outstanding, December 31, 2005	—
Granted	26,700
Vested	—
Terminated	—

Outstanding, December 31, 2006	26,700	$513,975

Available for grant, December 31, 2006	223,300

(2)	The aggregate intrinsic value on this table was calculated based on the closing market value of the Company’s stock on December 31, 2006 ($19.25).

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
As of December 31, 2006, a total of 777,858 shares of common stock were reserved for issuance under the various stock option and stock-based plans. As of December 31, 2006, the unamortized fair value of awards relating to stock options was $848. As of December 31, 2006, the unamortized fair value of awards relating to SUAs was $364,366.
The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise	of	Life	Price Per	of	Price Per
Price Range	Shares	(in years)	Share	Shares	Share
$8.18 – 11.85	57,288	7.11	$10.96	56,438	$11.00
13.60 – 20.24	441,525	6.06	15.94	441,525	15.94
20.52 – 28.24	29,045	1.49	23.09	29,045	23.09

	527,858	5.92	$15.79	527,008	$15.81
5. Commitments and Contingencies
     Commitments
The Company leases certain of its facilities and equipment under operating lease agreements expiring on various dates through December 2012. Total minimum lease payments, including scheduled increases, are charged to operations on the straight-line basis over the life of the respective lease. Rent expense was approximately $506,000, $467,000 and $551,000 in 2006, 2005 and 2004, respectively.
At December 31, 2006, minimum commitments remaining under lease agreements were approximately as follows:

Amount
Years Ending December 31:
2007	468,000
2008	441,000
2009	469,000
2010	408,000
2011	290,000
2012	290,000

$2,366,000

     Purchase Commitment
The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier in exchange for variable annual payments based upon prior year purchases. Purchases

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
amounted to $543,832 in 2006, $494,302 in 2005 and $438,185 in 2004. The Company expects to purchase approximately $588,000 in 2007. In exchange for exclusivity, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company’s purchase commitments. This agreement does not include a fixed termination date, however, it is cancelable upon mutual agreement by both parties or six months after termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.
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
6. Employee Benefit Plan
The Psychemedics Corporation 401(k) Savings and Retirement Plan (the 401(k) Plan) is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code. All employees over the age of 21 who have completed one year of service are eligible to make pre-tax contributions up to a specified percentage of their compensation. Under the 401(k) Plan, the Company may, but is not obligated to, match a portion of the employees’ contributions up to a defined maximum. A matching contribution of $118,101, $98,289 and $102,844 was made in the years ended December 31, 2006, 2005 and 2004, respectively.
7. Accrued Expenses
Accrued expenses consist of the following:

	December 31,
	2006	2005
Accrued payroll and employee benefits	$740,544	$716,637
Accrued income taxes	—	156,048
Other accrued expenses	125,031	419,572

	$865,575	$1,292,257

8. Valuation and Qualifying Accounts
A summary of the allowance for doubtful accounts is as follows:

	2006	2005	2004
Balance, beginning of period	$461,282	$483,230	$513,589
Provision for doubtful accounts	(70,000)	—	(30,359)
Write-offs	(58,001)	(21,948)	—

Balance, end of period	$333,281	$461,282	$483,230

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
10. Selected Quarterly Financial Data (Unaudited)
The following are selected quarterly financial data for the years ended December 31, 2006 and 2005:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006 (1)
Revenues	$5,066,730	$6,181,386	$6,379,962	$5,797,012
Gross profit	2,950,581	3,849,985	3,855,736	3,399,531
Income from operations	1,408,455	2,165,627	2,188,181	1,800,902
Net income	922,165	1,401,120	1,402,953	1,175,963
Basic net income per share	0.18	0.27	0.27	0.23
Diluted net income per share	0.18	0.27	0.27	0.22

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
Revenues	$5,337,750	$5,615,329	$5,353,168	$5,082,266
Gross profit	3,172,920	3,390,880	3,085,931	2,926,596
Income from operations	1,499,254	1,882,884	1,529,352	1,414,819
Net income	948,140	1,200,846	982,621	916,906
Basic net income per share	0.18	0.23	0.19	0.19
Diluted net income per share	0.18	0.23	0.19	0.18

(1)	In the fourth quarter of 2006, the Company recorded $244,000 of revenue related to test kits that were previously sold for which the Company’s obligations to provide service were deemed remote.

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

PSYCHEMEDICS CORPORATION
10-K
Index to Exhibits

Exhibit
Number	Description

10.5.1	Security Agreement dated October 6, 1992 with Mitchell H. Hersch et. al — (Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.)

10.5.2	First Amendment to Lease dated with Mitchell H. Hersch, et.al California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for for the fiscal year ended December 31, 1997.)

10.5.3	Second Amendment to Lease dated with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for for the fiscal year ended December 31, 1997.)

10.5.4	Third Amendment to Lease dated December 31, 1997 with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

10.5.5	Fourth Amendment to Lease dated May 24, 2005 with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.).

10.6*	2000 Stock Option Plan, — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002.)

10.7*	Change in Control Severance Agreement with Raymond C. Kubacki, Jr. dated November 17, 2003 — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

10.8*	Change in Control Severance Agreement with William R. Thistle dated March 28, 2005- (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 30, 2005.)

10.9*	2006 Equity Incentive Plan — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 17, 2006.).

PSYCHEMEDICS CORPORATION
10-K
Index to Exhibits

Exhibit
Number	Description

10.10	Form of Stock Unit Award used with employees and consultants under the 2006 Equity Incentive Plan — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 17, 2006.).

10.11	Form of Stock Unit Award used with non-employee directors under the 2006 Equity Incentive Plan — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 17, 2006.).

23	Consents of Experts and Counsel

23.1	Consent of BDO Seidman LLP, Independent Registered Public Accounting Firm

31	Certifications

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	management compensation plan or arrangement