Form 10-Q
period 2007-03-31
PSYCHEMEDICS CORP
filed 2007-05-14
CIK 806517

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2007

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
YES ☐      NO ☑
Number of shares outstanding of only class of Issuer’s Common Stock as of May 14, 2007: Common Stock $.005 par value (5,199,047 shares).

PSYCHEMEDICS CORPORATION

PSYCHEMEDICS CORPORATION
CONDENSED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,787,983	$4,180,235
Short-term investments	3,716,505	3,683,192
Accounts receivable, net of allowance for doubtful accounts of $283,281 in 2007 and $333,281 in 2006	3,462,224	3,196,384
Prepaid expenses and other current assets	1,141,793	818,693
Deferred tax assets	423,728	412,486

Total current assets	12,532,233	12,290,990

PROPERTY AND EQUIPMENT:
Equipment and leasehold improvements, at cost	10,547,749	10,376,718
Less-accumulated depreciation and amortization	(9,715,831)	(9,630,190)

	831,918	746,528
DEFERRED TAX ASSETS	183,555	183,555
OTHER ASSETS, NET	39,830	39,830

	$13,587,536	$13,260,903

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$228,406	$499,420
Accrued expenses	721,174	865,575
Deferred revenue	360,630	392,403

Total current liabilities	1,310,210	1,757,398

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.005 par value; 872,521 shares authorized; none issued or outstanding	—	—
Common stock; $0.005 par value; 50,000,000 shares authorized; 5,779,844 shares and 5,756,044 shares issued in 2007 and 2006, respectively	28,899	28,780
Paid-in capital	25,996,730	25,609,800
Accumulated deficit	(4,625,612)	(5,012,384)
Less — Treasury stock, at cost; 583,797 shares	(9,122,691)	(9,122,691)

Total shareholders’ equity	12,277,326	11,503,505

	$13,587,536	$13,260,903

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF INCOME
(unaudited)

	THREE MONTHS
	ENDED MARCH 31,
	2007	2006

REVENUE	$5,716,606	$5,066,730
COST OF REVENUE	2,454,481	2,116,149

Gross profit	3,262,125	2,950,581

EXPENSES:
General and administrative	832,453	763,981
Marketing and selling	704,644	665,567
Research and development	94,923	112,578

	1,632,020	1,542,126

OPERATING INCOME	1,630,105	1,408,455

INTEREST INCOME	96,404	58,710

INCOME BEFORE INCOME TAXES	1,726,509	1,467,165

PROVISION FOR INCOME TAXES	691,600	545,000

NET INCOME	$1,034,909	$922,165

BASIC NET INCOME PER SHARE	$0.20	$0.18

DILUTED NET INCOME PER SHARE	$0.20	$0.18

DIVIDENDS DECLARED PER SHARE	$0.125	$0.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC	5,179,250	5,167,097

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED	5,264,708	5,209,456

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	THREE MONTHS
	ENDED MARCH 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,034,909	$922,165
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	85,641	78,523
Stock-based compensation expense	31,394	7,644
Deferred income taxes	(11,242)	—
Changes in current assets and liabilities:
Accounts receivable	(265,840)	(108,177)
Prepaid expenses and other current assets	(323,100)	(319,078)
Accounts payable	(271,014)	(105,422)
Accrued expenses	(144,401)	(552,590)
Deferred revenue	(31,773)	12,176

Net cash provided by (used in) operating activities	104,574	(64,759)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(33,313)	(500,000)
Purchases of property and equipment	(171,031)	(16,160)

Net cash used in investing activities	(204,344)	(516,160)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit associated with exercise of options	22,385	—
Cash dividends paid	(648,137)	(516,710)
Net proceeds from the exercise of options	333,270	—

Net cash used in financing activities	(292,482)	(516,710)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(392,252)	(1,097,629)
CASH AND CASH EQUIVALENTS, beginning of period	4,180,235	3,352,519

CASH AND CASH EQUIVALENTS, end of period	$3,787,983	$2,254,890

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2007
1. Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (the “Company”) as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007, or any other period.
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
On March 22, 2006 the Company adopted a new stock-based plan (the “2006 Equity Incentive Plan”) for officers, directors, employees and consultants, which was approved by the Company’s shareholders at the 2006 Annual Shareholders’ meeting. Under the 2006 Equity Incentive Plan, the Company is authorized to grant options with terms of up to ten years, grant restricted stock, issue stock bonuses or grant other stock-based awards. As of March 31, 2007, a total of 250,000 shares of common stock were reserved for issuance under the 2006 Equity Incentive Plan.
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
Under the provisions of SFAS 123R, the Company recorded $31,394 and $7,644 of stock-based compensation in the accompanying statements of income for the three months March 31, 2007 and 2006, respectively. The Company granted 26,700 stock unit awards (“SUAs”) to certain members of management and its directors on May 11, 2006. The fair value of the SUAs was $16.70 per share, which was the closing price of the Company’s stock on May 11, 2006. The SUAs vest over a period of two to four years and are convertible into an equivalent number of shares of the Company’s common stock provided that the awardee remains continuously employed, or continues to serve as a director, as the case may be, throughout the vesting periods. No stock-based awards were granted or modified during the three months ended March 31, 2007.
SFAS 123R requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. The Company has computed the value of options using the Black-Scholes option pricing model.
A summary of stock option activity for the Company’s expired stock option plans for the three months ended March 31, 2007 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price Per Share	Life	Value (1)
Outstanding, December 31, 2006	527,858	$15.79
Granted	—	—
Exercised	(23,800)	14.00		$65,234
Terminated	(26,095)	22.23

Outstanding, March 31, 2007	477,963	$15.53	5.8 years	$1,025,712

Exercisable, March 31, 2007	477,113	$15.54	5.8 years	$1,018,691

Available for grant, March 31, 2007	—

(1)	The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on March 31, 2007 ($16.91) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option. The aggregate intrinsic value for the options exercised was calculated based on the amount by which the average closing market value of the Company’s stock on the dates of exercise ($16.77) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option.

A summary of activity for SUAs for the three months ended March 31, 2007 is as follows:

	Number	Aggregate
	of	Intrinsic
	Shares	Value (2)
Outstanding, December 31, 2006	26,700
Granted	—
Vested	—
Terminated	(2,000)

Outstanding, March 31, 2007	24,700	$417,677

Available for grant, March 31, 2007	225,300

(2)	The aggregate intrinsic value on this table was calculated based on the closing market value of the Company’s stock on March 31, 2007 ($16.91).
As of March 31, 2007, a total of 727,963 shares of common stock were reserved for issuance under the various stock option and stock-based plans. As of March 2007, the fair value of awards relating to stock options had been fully amortized. As of March 31, 2007, the unamortized fair value of awards relating to SUAs was $306,443.
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
Basic and diluted weighted average common shares outstanding are as follows:

	Three Months Ended
	March 31,	March 31,
	2007	2006
Weighted average common shares outstanding	5,179,250	5,167,097
Dilutive common equivalent shares	85,458	42,359

Weighted average common shares outstanding, assuming dilution	5,264,708	5,209,456

For the three months ended March 31, 2007 and 2006, options to purchase 137,136 and 200,919 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

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
Deferred revenue represents payments received in advance of the performance of drug testing procedures. Deferred revenue is recognized as revenue when the underlying test results are delivered. With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance. Revenue is then recognized when the Company can reasonably, reliably and objectively determine that it is remote that performance will be required for an estimable portion of transactions. The Company recorded $49,327 of revenue in the results of operations in the first quarter of 2007 related to test kits that were sold for which the Company’s obligations to provide service were deemed remote.
At March 31, 2007 and December 31, 2006, the Company had deferred revenue of approximately $361,000 and $392,000, respectively, reflecting sales of its personal drug testing service for which the performance of the related test had not yet occurred and future obligations were not deemed remote.
5. Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition and will become effective for the Company for fiscal years beginning after December 15, 2006. The Company has adopted FIN48 without material effect in the financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2007.

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
In fiscal 2006, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces APB Opinion No. 20, Accounting Changes and SFAS No.3, Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28. SFAS 154, which was adopted by the Company in fiscal 2006, provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) including an amendment of FASB Statement No. 115. SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the Company beginning in the first quarter of year 2008, although earlier adoption without effect is permitted. The Company is currently assessing the impact of SFAS 159 but does not presently anticipate it will have a material impact on the Company’s results of operations and financial condition.
6. Contingencies
The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. The Company believes that based upon information available to the Company at this time, the expected outcome of these matters would not have a material impact on the Company’s results of operations or financial condition.

7. Subsequent Event — Dividends
On May 3, 2007, the Company declared a quarterly dividend of $0.15 per share, which will be paid on June 22, 2007 to shareholders of record on June 8, 2007.
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
The Company set new first quarter records for both revenue and net income during the three months ended March 31, 2007. Revenue was $5.7 million for the first quarter of 2007, 13% above revenue of $5.1 million for the first quarter of 2006. The Company reported net income of $0.20 per share in the quarter ended March 31, 2007 and net income of $0.18 per share in the quarter ended March 31, 2006. At March 31, 2007, the Company had $7.5 million of cash, cash equivalents, and short-term investments. During the first quarter of 2007, the Company distributed $0.6 million, or $0.125 per share, of cash dividends to its shareholders. The Company has paid forty-two consecutive quarterly cash dividends.
RESULTS OF OPERATIONS

Revenue was $5,716,606 for the three months ended March 31, 2007 as compared to $5,066,730 for the comparable period of 2006, representing an increase of 13%. The increase in revenue for the first quarter of 2007 was due to an increase of 14% in testing volume from both new and existing clients, while the average revenue per sample decreased by 2% as compared to the comparable period of 2006. The Company’s revenue also included the recognition of $49,327 of deferred revenue pertaining to prior sales of the Company’s PDT 90 product, which the Company continues to sell to parents who are concerned about drug abuse by their children. The Company continued to add approximately the same number of new clients in the first quarter of 2007 as it did in the first quarter of 2006.
Gross margin was 57% of revenue for the three months ended March 31, 2007, as compared to 58% for the comparable period of 2006. Even though testing volume increased by 14% and fixed and semi-variable direct costs were spread over a greater number of tests performed, gross margin decreased primarily due to the decrease in average revenue per sample of 2% along with a slight increase in labor costs for the three months ended March 31, 2007, as compared to the same period of 2006.
General and administrative (“G&A”) expenses were $832,453 for the three months ended March 31, 2007 as compared to $763,981 for the comparable period of 2006, representing an increase of 9%. The increase in general and administrative expenses was due primarily to an increase in personnel expenses and legal fees, partially offset by a decrease in bad debt expense. All other general and administrative expenses remained relatively constant. As a percentage of revenue, G&A expenses represented 15% of revenues in both the first quarter of 2007 and 2006. The Company expects general and administrative expenses to remain relatively flat in absolute dollars and decrease as a percentage of revenue during the remainder of 2007 unless the Company is required to fully comply with the internal control testing and attestation provisions of Sarbanes-Oxley by December 31, 2007 based on its June 30, 2007 market capitalization, in which case it will incur increased professional fees and costs related to Sarbanes-Oxley testing and compliance.
Marketing and selling expenses were $704,644 for the three months ended March 31, 2007 as compared to $665,567 for the comparable period of 2006, an increase of 6%. This increase was due primarily to various operational expenses pertaining to the Company’s sales support staff for the three months ended March 31, 2007 as compared to the comparable period of 2006. Total marketing and selling expenses represented 12% of revenues in the first quarter of 2007 and 13% of revenues in the first quarter of 2006. The Company expects marketing and selling expenses to increase in absolute dollars and decrease as a percentage of revenue during the remainder of 2007 as resources are committed to direct selling efforts to aggressively promote its drug testing services in order to expand its client base.
Research and development (“R&D”) expenses were $94,923 for the three months ended March 31, 2007 as compared to $112,578 for the comparable period of 2006, a decrease of 16%. This decrease was primarily due to a reduction in personnel expenses. R&D expenses represented 2% of revenues for the three months ended March 31, 2007 and March 31, 2006. The Company expects research and development expenses to remain relatively flat during the remainder of 2007.

Interest income for the three months ended March 31, 2007 increased by $37,694 as compared to the comparable period of 2006 and represented interest and dividends earned on cash equivalents and short-term investments. Higher average investment balances along with an increase in the yield on investment balances in 2007 as compared to 2006 caused the increase in interest income.
During the three months ended March 31, 2007, the Company recorded a tax provision of $691,600 reflecting an effective tax rate of 40.0% as compared to a tax provision of $545,000 reflecting an effective tax rate of 37.1% for the three months ended March 31, 2006. The increase in the effective tax rates for 2007 as compared to 2006 was due primarily to state income taxes.
LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2007, the Company had approximately $7.5 million of cash, cash equivalents and short-term investments. The Company’s operating activities provided net cash of $104,574 in the three months ended March 31, 2007. Investing activities used $204,344 in the three month period while financing activities used a net amount of $292,482 during the period.
Cash provided by operating activities of $104,574 principally reflected net income of $1,034,909 adjusted for depreciation and amortization of $85,641, partially offset by an increase in accounts receivable and prepaid expenses along with a lesser decrease in accrued expenses and accounts payable. The increase in accounts receivable was due to the increase in revenue during the first quarter of 2007 in comparison to the fourth quarter of 2006. The decrease in accrued expenses was due to the payment during the first quarter of increased income tax amounts and of bonus expense that was accrued as of December 31, 2006. The increase in prepaid expenses was due primarily to the payment of annual insurance premiums during the first quarter of 2007.
Investing cash flow principally reflects the purchase of short-term investments and capital expenditures. During the three months ended March 31, 2007, the Company purchased $33,313 of Taxable Auction Rate Preferred, 7 and 28 day Dutch Auction securities and securities issued by the U.S. Government. Capital expenditures in the first three months of 2007 were $171,031. The expenditures primarily consisted of new equipment, including laboratory and computer equipment. The Company currently plans to make capital expenditures of approximately $700,000 in 2007, primarily in connection with the purchase of additional laboratory and computer equipment. The Company believes that within the next two to five years it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $5 million, which the Company expects to fund primarily through its operating cash flows.
During the three months ended March 31, 2007, the Company distributed $648,137 in cash dividends to its shareholders. During the three months ended March 31, 2007, the Company realized $22,385 in tax benefits and $333,270 in proceeds from the exercise of stock options. The Company did not repurchase any shares for treasury during the quarter ended March 31, 2007. The Company has authorized 500,000 shares for repurchase since June of 1998, of which 466,351 shares have been repurchased.

Contractual obligations as of March 31, 2007 were as follows:

	Less Than	1-3	4-5	After 5
	One Year	Years	years	Years	Total
Operating leases	$492,000	992,000	732,000	226,000	$2,442,000
Purchase commitment	294,000	—	—	—	294,000

	$786,000	$992,000	$732,000	$226,000	$2,736,000
Purchase Commitment
The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier in exchange for variable annual payments based upon prior year purchases. Purchases amounted to $146,991 for the three months ended March 31, 2007 as compared to $135,958 for the comparable period of 2006. The Company expects to purchase approximately $441,000 for the remainder of 2007. In exchange for exclusivity, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company’s purchase commitments. This agreement does not include a fixed termination date; however, it is cancelable upon mutual agreement by both parties or six months after termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.
At March 31, 2007, the Company’s principal sources of liquidity included an aggregate of approximately $7.5 million of cash, cash equivalents and short-term investments. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could potentially include joint ventures, issuances of common stock or debt financing, although the Company does not have any such plans at this time. At March 31, 2007, the Company had no long-term debt.
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
Deferred revenue represents payments received in advance of the performance of drug testing procedures. Deferred revenue is recognized as revenue when the underlying test results are delivered. With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance. Revenue is then recognized when the Company can reasonably, reliably and objectively determine that it is remote that performance will be required for an estimable portion of transactions. The Company recorded $49,327 of revenue in the first quarter of 2007 related to test kits that were previously sold for which revenue had not been recognized and the Company’s obligations to provide service was deemed remote.
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
Item 4. Controls and Procedures
As of the date of this report, our Chief Executive Officer performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring the reporting of material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these internal controls over financial reporting subsequent to the date of the most recent evaluation.
PART II OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.
Item 6.   Exhibits
See Exhibit Index included in this Report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation

Date: May 14, 2007	By:	/s/ Raymond C. Kubacki, Jr.

Raymond C. Kubacki, Jr.
Chairman and Chief Executive Officer
(principal executive officer)

Date: May 14, 2007	By:	/s/ Thomas M. Harty

Thomas M. Harty
Accounting Manager
(principal accounting officer)

PSYCHEMEDICS CORPORATION
FORM 10-Q
March 31, 2007
EXHIBIT INDEX

		Page No.
10	February 16, 2007 letter agreement with Peter C. Monson	19

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	22

31.2	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	24

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	26

32.2	Certification of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	27