Form 10-Q
period 2007-06-30
PSYCHEMEDICS CORP
filed 2007-08-14
CIK 806517

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2007

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
YES ☐      NO ☑
Number of shares outstanding of only class of Issuer’s Common Stock as of August 14, 2007: Common Stock $.005 par value (5,215,584 shares).

PSYCHEMEDICS CORPORATION

PSYCHEMEDICS CORPORATION
CONDENSED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,231,995	$4,180,235
Short-term investments	3,775,000	3,683,192
Accounts receivable, net of allowance for doubtful accounts of $283,281 in 2007 and $333,281 in 2006	4,165,934	3,196,384
Prepaid expenses and other current assets	918,817	818,693
Deferred tax assets	444,071	412,486

Total current assets	13,535,817	12,290,990

PROPERTY AND EQUIPMENT:
Equipment and leasehold improvements, at cost	10,678,739	10,376,718
Less-accumulated depreciation and amortization	(9,802,774)	(9,630,190)

	875,965	746,528
DEFERRED TAX ASSETS	183,555	183,555
OTHER ASSETS, NET	39,640	39,830

	$14,634,977	$13,260,903

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$445,395	$499,420
Accrued expenses	768,235	865,575
Deferred revenue	363,642	392,403

Total current liabilities	1,577,272	1,757,398

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.005 par value; 872,521 shares authorized; none issued or outstanding	—	—
Common stock; $0.005 par value; 50,000,000 shares authorized; 5,799,381 shares and 5,756,044 shares issued in 2007 and 2006, respectively	28,997	28,780
Paid-in capital	26,226,997	25,609,800
Accumulated deficit	(4,075,598)	(5,012,384)
Less — Treasury stock, at cost; 583,797 shares	(9,122,691)	(9,122,691)

Total shareholders’ equity	13,057,705	11,503,505

	$14,634,977	$13,260,903

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS
	ENDED JUNE 30,
	2007	2006
REVENUE	$6,497,290	$6,181,386
COST OF REVENUE	2,387,713	2,331,401

Gross profit	4,109,577	3,849,985

EXPENSES:
General and administrative	1,028,602	836,679
Marketing and selling	807,287	731,607
Research and development	160,699	116,072

	1,996,588	1,684,358

OPERATING INCOME	2,112,989	2,165,627

INTEREST INCOME	101,163	63,493

INCOME BEFORE INCOME TAXES	2,214,152	2,229,120

PROVISION FOR INCOME TAXES	881,800	828,000

NET INCOME	$1,332,352	$1,401,120

BASIC NET INCOME PER SHARE	$0.26	$0.27

DILUTED NET INCOME PER SHARE	$0.25	$0.27

DIVIDENDS DECLARED PER SHARE	$0.15	$0.125

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC	5,172,247	5,169,361

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED	5,265,023	5,238,697

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	SIX MONTHS
	ENDED JUNE 30,
	2007	2006
REVENUE	$12,213,896	$11,248,116
COST OF REVENUE	4,842,194	4,447,550

Gross profit	7,371,702	6,800,566

EXPENSES:
General and administrative	1,861,055	1,600,660
Marketing and selling	1,511,930	1,397,174
Research and development	255,622	228,650

	3,628,607	3,226,484

OPERATING INCOME	3,743,095	3,574,082

INTEREST INCOME	197,568	122,203

	197,568	122,203

INCOME BEFORE INCOME TAXES	3,940,663	3,696,285

PROVISION FOR INCOME TAXES	1,573,400	1,373,000

NET INCOME	$2,367,263	$2,323,285

BASIC NET INCOME PER SHARE	$0.46	$0.45

DILUTED NET INCOME PER SHARE	$0.45	$0.44

DIVIDENDS DECLARED PER SHARE	$0.30	$0.225

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC	5,191,481	5,168,235

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED	5,281,547	5,224,374

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS
	ENDED JUNE 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,367,263	$2,323,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	172,584	145,834
Stock-based compensation expense	86,675	28,930
Deferred income taxes	(31,585)	(6,494)
Changes in current assets and liabilities:
Accounts receivable	(969,550)	(1,114,880)
Prepaid expenses and other current assets	(100,124)	(227,706)
Accounts payable	(54,025)	(20,910)
Accrued expenses	(97,340)	(334,744)
Deferred revenue	(28,761)	32,671

Net cash provided by operating activities	1,345,137	825,986

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(91,808)	(1,025,000)
Purchases of property and equipment	(302,021)	(69,269)
Decrease in other assets	190	—

Net cash used in investing activities	(393,639)	(1,094,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit associated with exercise of options	37,523	8,982
Cash dividends paid	(1,430,476)	(1,163,242)
Net proceeds from the issuance of common stock	493,215	60,100

Net cash used in financing activities	(899,738)	(1,094,160)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	51,760	(1,362,443)
CASH AND CASH EQUIVALENTS, beginning of period	4,180,235	3,352,519

CASH AND CASH EQUIVALENTS, end of period	$4,231,995	$1,990,076

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2007
1.	Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (the “Company”) as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the six months ended June 30, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007, or any other period.
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
On March 22, 2006 the Company adopted a new stock-based plan (the “2006 Equity Incentive Plan”) for officers, directors, employees and consultants, which was approved by the Company’s shareholders at the 2006 Annual Shareholders’ meeting. Under the 2006 Equity Incentive Plan, the Company is authorized to grant options with terms of up to ten years, grant restricted stock, issue stock bonuses or grant other stock-based awards. As of June 30, 2007, a total of 250,000 shares of common stock were reserved for issuance under the 2006 Equity Incentive Plan.

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
Under the provisions of SFAS 123R, the Company recorded $55,281 and $86,675 of stock-based compensation in the accompanying statements of income for the three months and six months ended June 30, 2007, respectively. The Company recorded $21,286 and $28,930 of stock-based compensation for the three months and six months ended June 30, 2006, respectively. The Company granted 26,700 stock unit awards (“SUAs”) to certain members of management and its directors on May 11, 2006. The fair value of the SUAs was $16.70 per share, which was the closing price of the Company’s stock on May 11, 2006. The SUAs vest over a period of two to four years and are convertible into an equivalent number of shares of the Company’s common stock provided that the awardee remains continuously employed throughout the vesting periods. Of these 26,700 units, 2,000 were cancelled upon employee termination and 7,150 units vested and were issued, net of tax withholdings, on May 11, 2007.
On May 10, 2007 the Company granted 34,000 SUA’s to certain members of management and its directors. The fair value of the SUAs was $18.41 per share, which was the closing price of the Company’s stock on May 10, 2007. The SUAs vest over a period of two to four years and are convertible into an equivalent number of shares of the Company’s common stock provided that the awardee remains continuously employed throughout the vesting periods.
SFAS 123R requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. The Company has computed the value of options using the Black-Scholes option pricing model.
A summary of stock option activity for the Company’s expired stock option plans for the six months ended June 30, 2007 is as follows:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price Per	Contractual	Intrinsic
	Shares	Share	Life	Value (1)
Outstanding, December 31, 2006	527,858	$15.79
Granted	—	—
Exercised	(23,800)	14.00		$65,234
Terminated	(26,095)	22.23

Outstanding, March 31, 2007	477,963	15.53	5.8 years	$1,025,712
Granted	—	—
Exercised	(14,078)	13.56		$96,857
Terminated	(1,250)	13.56		$8,600

Outstanding, June 30, 2007	462,635	$15.58	5.5 years	$1,968,703

Exercisable, June 30, 2007	462,635	$15.58	5.5 years	$1,968,703

Available for grant, June 30, 2007	—

(1)	The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on June 30, 2007 ($20.44) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option.
A summary of activity for SUAs under the Company’s 2006 Equity Incentive Plan for the six months ended June 30, 2007 is as follows:

	Number	Aggregate
	of	Intrinsic
	Shares	Value (2)
Outstanding, December 31, 2006	26,700
Granted	—
Terminated	(2,000)

Outstanding, March 31, 2007	24,700
Granted	34,000
Terminated	—
Converted to common stock	(7,150)

Outstanding, June 30, 2007	51,550	$1,053,682

Converted to common stock	7,150

Available for grant, June 30, 2007	191,300

(2)	The aggregate intrinsic value on this table was calculated based on the closing market value of the Company’s stock on June 30, 2007 ($20.44).
As of June 30, 2007, a total of 712,635 shares of common stock were reserved for issuance under the various stock option and stock-based plans. As of June 30, 2007, the unamortized fair value of awards relating to SUAs was $877,103.
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

Basic and diluted weighted average common shares outstanding are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Weighted average common shares	5,172,247	5,169,361	5,191,481	5,168,235
Common equivalent shares	92,776	69,336	90,066	56,139

Weighted average common shares outstanding, assuming dilution	5,265,023	5,238,697	5,281,547	5,224,374
For the three months ended June 30, 2007 and 2006, options to purchase 97,635 and 194,481 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive. For the six months ended June 30, 2007 and 2006, options to purchase 97,635 and 200,919 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.
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
Deferred revenue represents payments received in advance of the performance of drug testing procedures. Deferred revenue is recognized as revenue when the underlying test results are delivered. With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance. Revenue is then recognized when the Company can reasonably, reliably and objectively determine that it is remote that performance will be required for an estimable portion of transactions. The Company recorded $11,167 of revenue in the results of operations in the second quarter of 2007 and $60,494 for the six months ended June 30, 2007 related to test kits that were sold for which the Company’s obligations to provide service were deemed remote.

At June 30, 2007 and December 31, 2006, the Company had deferred revenue of approximately $364,000 and $392,000, respectively, reflecting sales of its personal drug testing service for which the performance of the related test had not yet occurred and future obligations were not deemed remote.
5.	Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition and became effective for the Company on January 1, 2007. The Company has adopted FIN48 without material effect in the financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remained subject to examination by major tax jurisdictions as of January 1, 2007.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) including an amendment of FASB Statement No. 115. SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the Company beginning in the first quarter of 2008, although earlier adoption without effect is permitted. The Company is currently assessing the impact of SFAS 159 but does not presently anticipate it will have a material impact on the Company’s results of operations and financial condition.
6.	Contingencies
The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. The Company believes that based upon information available to the Company at this time, the expected outcome of these matters would not have a material impact on the Company’s results of operations or financial condition.

7.	Subsequent Event — Dividends
On August 6, 2007, the Company declared a quarterly dividend of $.15 per share, which will be paid on September 22, 2007 to shareholders of record on September 8, 2007.
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
Revenue for the second quarter of 2007 was $6.5 million and was 5% above revenue of $6.2 million for the second quarter of 2006. Revenue for the first six months of 2007 was $12.2 million and was 9% above revenue of $11.2 million for the first six months of 2006. The Company reported net income of $0.25 per share in the quarter ended June 30, 2007 and net income of $0.45 per share for the six months ended June 30, 2007. At June 30, 2007, the Company had $8.0 million of cash, cash equivalents and short-term investments. The Company distributed $0.65 million and $0.78 million, or $0.125 per share and $0.15 per share, of cash dividends to its shareholders in the first and second quarters of 2007, respectively, which represented year to date totals of $1.4 million, or $0.275 per share. The Company has paid forty-three consecutive quarterly cash dividends.
RESULTS OF OPERATIONS
Revenue was $6,497,290 for the three month period ended June 30, 2007 as compared to $6,181,386 for the comparable period of 2006, representing an increase of 5%. Revenue was $12,213,896 for the six month period ended June 30, 2007 as compared to $11,248,116 for the comparable period of 2006, representing an increase of 9%. The increase in revenue for the second quarter of 2007 was due to an increase of 3% in testing volume from both new and existing clients, while the average revenue per sample increased by 2% as compared to the comparable period of 2006. The increase in revenue for the six months ended June 30, 2007 was due to an increase of 8% in testing volume from both new and existing clients, while the average revenue per sample remained relatively constant as compared to the comparable period of 2006.
Gross margin was 63% of revenue for the three month period ended June 30, 2007, as compared to 62% for the comparable period of 2006. Gross margin was 60% of revenue for both of the six month periods ended June 30, 2007 and June 30, 2006. Increased direct costs were primarily due to increased labor costs and expenses related to laboratory supplies.
General and administrative (“G&A”) expenses were $1,028,602 for the three month period ended June 30, 2007 as compared to $836,679 for the comparable period of 2006, representing an increase of 23%. G&A expenses were $1,861,055 for the six month period ended June 30, 2007 as compared to $1,600,660 for the comparable period of 2006, representing an increase of 16%. The increase in general and administrative expenses for the three month period ended June 30, 2007 as compared to the comparable period of 2006 was due primarily to an increase in personnel related costs, CFO severance cost and higher than normal legal fees. The increase in general and administrative expenses for the six month period ended June 30, 2007 as compared to the comparable period of 2006 was due primarily to expenses related to the cost of staffing as well as higher legal costs. As a percentage of revenue, G&A expenses were 16% and 14% for the three month periods ended June 30, 2007 and June 30, 2006, respectively, and 15% for the six months ended June 30, 2007 from 14% for the comparable period of 2006.
Marketing and selling expenses were $807,287 for the three month period ended June 30, 2007 as compared to $731,607 for the comparable period of 2006, an increase of 10%. Marketing and selling expenses were $1,511,930 for the six month period ended June 30, 2007 as compared to $1,397,174 for the comparable period of 2006, an increase of 8%. The variation in marketing and selling expenses for both the three month and six month periods ended June 30, 2007 as compared to the comparable periods of 2006 was due primarily to higher staffing expenses and higher commissions. Total marketing and selling expenses represented 12% of revenue in all periods presented.
Research and development (“R&D”) expenses for the three month period ended June 30, 2007 increased by $44,627 from the comparable period of the prior year to $160,699, an increase of 38%. Research and development (“R&D”) expenses for the six month period ended June 30, 2007 increased by $26,972 from the comparable period of the prior year to $255,622 representing an increase of 12%. The increase for the period ending June 30 was due to the cost of supplies for several new scientific research projects. R&D expenses represented 3% of revenue for the three month period and 2% for the six month period ended June 30, 2007 as compared to 2% of revenue for the three month and six month periods ended June 30, 2006.
Interest income for the three month period ended June 30, 2007 increased by $37,670 and increased by $75,365 for the six month period ended June 30, 2007 as compared to the comparable periods of 2006 and represented interest and dividends earned on cash equivalents and short-term investments. Higher average investment balances along with an increase in the yield on investment balances in 2007 as compared to 2006 caused the increase in interest income.
During the three months ended June 30, 2007 and June 30, 2006, the Company recorded tax provisions of $881,800 and $828,000 representing effective tax rates of 39.8% and 37.1% for the respective periods. During the six months ended June 30, 2007 and June 30, 2006, the Company recorded tax provisions of $1,573,400 and $1,373,000 representing effective tax rates of 39.9% and 37.1%, respectively.
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2007, the Company had approximately $8.0 million of cash, cash equivalents and short-term investments. The Company’s operating activities provided net cash of $1,345,137 in the six months ended June 30, 2007. Investing activities used $393,639 in the six month period while financing activities used a net amount of $899,738 during the period.
Cash provided by operating activities of $1,345,137 reflects net income of $2,367,263 adjusted for depreciation and amortization of $172,584, offset by an increase in accounts receivable along with a decrease in accrued expenses and a lesser increase in prepaid expenses. The increase in prepaid expenses was due primarily to the purchase of chemicals and supplies for inventory.
Capital expenditures in the first six months of 2007 were $302,021. The expenditures primarily consisted of new equipment, including laboratory and computer equipment. The Company believes that within the next two to five years it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $4 million, which the Company expects to fund primarily through its operating cash flows.
During the six months ended June 30, 2007, the Company distributed $1,430,476 in cash dividends to its shareholders. The Company did not repurchase any shares for treasury during the six months ended June 30, 2007. The Company has authorized 500,000 shares for repurchase since June of 1998, of which 466,351 shares have been repurchased.

Contractual obligations as of June 30, 2007 were as follows:

	Less Than	1-3	4-5	After 5
	One Year	Years	Years	Years	Total
Operating leases	$490,000	$982,000	$696,000	$150,000	$2,318,000
Purchase commitment	294,000	—	—	—	294,000

	$784,000	$$982,000	$696,000	$150,000	$2,612,000
Purchase Commitment
The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier in exchange for variable annual payments based upon prior year purchases. Purchases amounted to $293,982 for the six months ended June 30, 2007 as compared to $271,916 for the comparable period of 2006. The Company expects to purchase approximately $294,000 for the remainder of 2007. In exchange for exclusivity, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company’s purchase commitments. This agreement does not include a fixed termination date; however, it is cancelable upon mutual agreement by both parties or six months after termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.
At June 30, 2007, the Company’s principal sources of liquidity included an aggregate of approximately $8.0 million of cash, cash equivalents and short-term investments. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could potentially include joint ventures, issuances of common stock or debt financing, although the Company does not have any such plans at this time. At June 30, 2007, the Company had no long-term debt.
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
Deferred revenue represents payments received in advance of the performance of drug testing procedures. Deferred revenue is recognized as revenue when the underlying test results are delivered. With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance. Revenue is then recognized when the Company can reasonably, reliably and objectively determine that it is remote that performance will be required for an estimable portion of transactions. The Company recorded $60,494 of revenue for the six month period ending June 30, 2007, of which $49,327 was related to the quarter ending March 31, 2007 and $11,167 was related to the quarter ending June 30, 2007. This revenue was related to test kits that were previously sold for which revenue had not been recognized and the Company’s obligations to provide service was deemed remote.
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
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders of Psychemedics Corporation was held on May 10, 2007 for the purpose of electing a board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitations.
Description and tabulation by the Company’s transfer agent of each matter voted upon at the Annual Meeting of Shareholders of Psychemedics Corporation held on May 10, 2007:

All of management’s nominees for directors, as listed in the proxy statement, were elected with the following votes:
Election of Directors:

	Number of Shares
	For	Withheld
Raymond C. Kubacki, Jr.	4,598,334	281,053
Harry F. Connick	4,597,641	281,746
Walter S. Tomenson, Jr.	4,599,002	280,385
Fred J. Weinert	4,449,019	430,368
Item 6. Exhibits
See Exhibit Index included in this Report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation

Date: August 14, 2007	By:	/s/ Raymond C. Kubacki, Jr.
Raymond C. Kubacki, Jr.
Chairman and Chief Executive Officer
(principal executive officer)

Date: August 14, 2007	By:	/s/ Thomas M. Harty
Thomas M. Harty
Accounting Manager
(principal accounting officer)

PSYCHEMEDICS CORPORATION
FORM 10-Q
June 30, 2007
EXHIBIT INDEX