Form 10-Q
period 2007-09-30
PSYCHEMEDICS CORP
filed 2007-11-09
CIK 806517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
or

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
for the transition period from                      to
Commission file number: 1-13738
PSYCHEMEDICS CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	58-1701987

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

125 Nagog Park
Acton, MA	01720

(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number including area code: (978) 206-8220
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐     No ☑
The number of shares of Common Stock of the Registrant, par value $0.05 per share, outstanding at November 9, 2007 was 5,225,785.

PSYCHEMEDICS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PSYCHEMEDICS CORPORATION
CONDENSED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2007	2006
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,612,539	$4,180,235
Short-term investments	3,675,000	3,683,192
Accounts receivable, net of allowance for doubtful accounts of $283,281 in 2007 and $333,281 in 2006	4,738,815	3,196,384
Prepaid expenses and other current assets	775,103	818,693
Deferred tax assets	471,994	412,486

Total current assets	14,273,451	12,290,990

PROPERTY AND EQUIPMENT:
Equipment and leasehold improvements, at cost	10,755,585	10,376,718
Less-accumulated depreciation and amortization	(9,889,558)	(9,630,190)

	866,027	746,528
DEFERRED TAX ASSETS	183,555	183,555
OTHER ASSETS, NET	39,640	39,830

TOTAL ASSETS	$15,362,673	$13,260,903

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$490,141	$499,420
Accrued expenses	885,852	865,575
Deferred revenue	288,495	392,403

Total current liabilities	1,664,488	1,757,398

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.005 par value; 872,521 shares authorized; none issued or outstanding	—	—
Common stock; $0.005 par value; 50,000,000 shares authorized; 5,811,982 shares and 5,756,044 shares issued in 2007 and 2006, respectively	29,060	28,780
Paid-in capital	26,482,965	25,609,800
Accumulated deficit	(3,650,216)	(5,012,384)
Less — Treasury stock, at cost; 586,197 shares and 583,797 shares in 2007 and 2006, respectively	(9,163,624)	(9,122,691)

Total shareholders’ equity	13,698,185	11,503,505

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,362,673	$13,260,903

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS
	ENDED SEPTEMBER 30,
	2007	2006

REVENUE	$6,463,516	$6,379,962
COST OF REVENUE	2,553,358	2,524,226

Gross profit	3,910,158	3,855,736

EXPENSES:
General and administrative	1,108,625	865,735
Marketing and selling	765,145	689,808
Research and development	121,859	112,012

	1,995,629	1,667,555

OPERATING INCOME	1,914,529	2,188,181

INTEREST INCOME	104,480	77,772

INCOME BEFORE INCOME TAXES	2,019,009	2,265,953

PROVISION FOR INCOME TAXES	809,400	863,000

NET INCOME	$1,209,609	$1,402,953

BASIC NET INCOME PER SHARE	$0.23	$0.27

DILUTED NET INCOME PER SHARE	$0.23	$0.27

DIVIDENDS DECLARED PER SHARE	$0.15	$0.125

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC	5,216,386	5,172,247

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED	5,333,341	5,248,503

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	NINE MONTHS
	ENDED SEPTEMBER 30,
	2007	2006

REVENUE	$18,677,412	$17,628,078
COST OF REVENUE	7,395,552	6,971,776

Gross profit	11,281,860	10,656,302

EXPENSES:
General and administrative	2,969,680	2,466,395
Marketing and selling	2,277,075	2,086,982
Research and development	377,481	340,662

	5,624,236	4,894,039

OPERATING INCOME	5,657,624	5,762,263

INTEREST INCOME	302,048	199,975

INCOME BEFORE INCOME TAXES	5,959,672	5,962,238

PROVISION FOR INCOME TAXES	2,382,800	2,236,000

NET INCOME	$3,576,872	$3,726,238

BASIC NET INCOME PER SHARE	$0.69	$0.72

DILUTED NET INCOME PER SHARE	$0.67	$0.71

DIVIDENDS DECLARED PER SHARE	$0.45	$0.35

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC	5,199,876	5,169,587

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED	5,301,756	5,232,509

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS
	ENDED SEPTEMBER 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,576,872	$3,726,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	259,368	216,658
Stock-based compensation expense	162,551	61,446
Deferred income taxes	(59,508)	(18,247)
Changes in current assets and liabilities:
Accounts receivable	(1,542,431)	(1,003,762)
Prepaid expenses and other current assets	43,590	(150,748)
Accounts payable	(9,279)	(142,793)
Accrued expenses	20,277	(121,091)
Deferred revenue	(103,908)	35,123

Net cash provided by operating activities	2,347,532	2,602,824

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of short-term investments	175,000	—
Purchases of short-term investments	(166,808)	(1,050,000)
Purchases of property and equipment	(378,867)	(126,144)
Decrease in other assets	190	—

Net cash used in investing activities	(370,485)	(1,176,144)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit associated with exercise of options	45,673	8,982
Cash dividends paid	(2,214,703)	(1,809,772)
Acquisition of treasury stock	(40,933)	—
Net proceeds from the issuance of common stock	665,220	60,100

Net cash used in financing activities	(1,544,743)	(1,740,690)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	432,304	(314,010)
CASH AND CASH EQUIVALENTS, beginning of period	4,180,235	3,352,519

CASH AND CASH EQUIVALENTS, end of period	$4,612,539	$3,038,509

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
1. INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (the “Company”) as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007, or any other period.
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
On March 22, 2006 the Company adopted a new stock-based plan (the “2006 Equity Incentive Plan”) for officers, directors, employees and consultants, which was approved by the Company’s shareholders at the 2006 Annual Shareholders’ meeting. The 2006 Equity Incentive Plan provides for grants of options with terms of up to ten years, grants of restricted stock, issuances of stock bonuses or grants of other stock-based awards, covering up to 250,000 shares of common stock.
The Company also has stock option plans that have expired, but shares can be issued upon exercise of outstanding options that were granted prior to such expiration. Activity for these plans is included in this footnote. Options granted under the plans consisted of both non-qualified and incentive stock options and were granted in each case at an exercise price that was not less than the fair market value of the common stock at the date of grant. These options generally have lives of ten years and vest either immediately or over periods up to four years.
Under the provisions of SFAS 123R, the Company recorded $75,876 and $162,551 of stock-based compensation in the accompanying statements of income for the three months and nine months ended September 30, 2007, respectively. The Company recorded $32,516 and $61,446 of stock-based compensation for the three and nine months ended September 30, 2006, respectively.
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

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
2. STOCK-BASED COMPENSATION (continued)
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
SFAS 123R requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to the financial statements. The Company has computed the value of options using the Black-Scholes option pricing model.
A summary of stock option activity for the Company’s expired stock option plans for the nine months ended September 30, 2007 is as follows:

		Weighted Average	Weighted Average
		Exercise Price Per	Remaining	Aggregate Intrinsic
	Number of Shares	Share	Contractual Life	Value (1)
Outstanding, December 31, 2006	527,858	$15.79
Granted	—	—
Exercised	(50,479)	13.79
Terminated	(27,345)	20.65

Outstanding, September 30, 2007	450,034	$15.63	5.3 years	$1,138,944

Exercisable, September 30, 2007	450,034	$15.63	5.3 years	$1,138,944

Available for Grant, September 30, 2007	—

The total intrinsic value of stock options exercised, calculated based on the amount by which the market value of the Company’s stock at the time of exercise exceeded the exercise price, was $78,617 and $212,071 during the three and nine months ended September 30, 2007, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was $26,420.

(1)	The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on the September 30, 2007 ($17.27) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option.
A summary of activity for SUAs under the Company’s 2006 Equity Incentive Plan for the nine months ended September 30, 2007 is as follows:

		Aggregate
	Number	Intrinsic
	of Shares	Value (2)
Outstanding, December 31, 2006	26,700
Granted	34,000
Terminated	(2,000)
Converted to common stock	(7,150)

Outstanding, September 30, 2007	51,550	$890,269

Available for grant, September 30, 2007	191,300

(2)	The aggregate intrinsic value on this table was calculated based on the closing market value of the Company’s stock on September 30, 2007 ($17.27).
As of September 30, 2007, a total of 692,884 shares of common stock were reserved for issuance under the various stock option and stock-based plans. As of September 30, 2007, the unamortized fair value of awards relating to SUAs was $801,227.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
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
Basic and diluted weighted average common shares outstanding are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Weighted average common shares	5,216,386	5,172,247	5,199,876	5,169,587
Common equivalent shares	116,955	76,256	101,880	62,922

Weighted average common shares outstanding, assuming dilution	5,333,341	5,248,503	5,301,756	5,232,509
For the three months ended September 30, 2007 and 2006, options to purchase 97,635 and 200,919 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive. For the nine months ended September 30, 2007 and 2006, options to purchase 101,940 and 200,919 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.
4. REVENUE RECOGNITION
The Company performs drug testing and provides training for collection of samples and storage of positive samples for its customers for an agreed-upon fee per unit tested of samples. The revenues are recognized when the predominant deliverable, drug testing, is provided and reported to the customer. The Company also provides expert testimony, when and if necessary, to support the test results, which is generally billed separately and recognized as the services are provided.
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
Deferred revenue represents payments received in advance of the performance of drug testing procedures. Deferred revenue is recognized as revenue when the underlying test results are delivered. With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance. Revenue is then recognized when the Company can reasonably, reliably and objectively determine that it is remote that performance will be required for an estimable portion of transactions. The Company recorded $83,885 of revenue in the results of operations in the third quarter of 2007 and $144,379 for the nine months ended September 30, 2007 related to test kits that were sold for which the Company’s obligations to provide service were deemed remote.
At September 30, 2007 and December 31, 2006, the Company had deferred revenue of approximately $288,000 and $392,000, respectively, reflecting sales of its personal drug testing service for which the performance of the related test had not yet occurred and future obligations were not deemed remote.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
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
7. SUBSEQUENT EVENT — DIVIDENDS
On October 31, 2007, the Company declared a quarterly dividend of $0.15 per share, which will be paid on December 17, 2007 to shareholders of record on December 3, 2007.

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
Revenue for the third quarter of 2007 was $6.5 million and was 1% above revenue of $6.4 million for the third quarter of 2006. Revenue for the first nine months of 2007 was $18.7 million and was 6% above revenue of $17.6 million for the first nine months of 2006. The Company reported net income of $0.23 per share in the quarter ended September 30, 2007 and net income of $0.67 per share for the nine months ended September 30, 2007. At September 30, 2007, the Company had $8.3 million of cash, cash equivalents and short-term investments. The Company distributed $0.65 million, $0.78 million and $0.78 million, or $0.125 per share, $0.15 per share and $0.15 per share, of cash dividends to its shareholders in the first, second and third quarters of 2007, respectively, which represented year to date totals of $2.2 million, or $0.425 per share. The Company has paid forty-four consecutive quarterly cash dividends.
RESULTS OF OPERATIONS
Revenue was $6,463,516 for the three months ended September 30, 2007 as compared to $6,379,962 for the comparable period of 2006, representing an increase of 1%. Revenue was $18,677,412 for the nine months ended September 30, 2007 as compared to $17,628,078 for the comparable period of 2006, representing an increase of 6%. Testing volume from new and existing clients decreased by 1% for the three months ended September 30, 2007, while the average revenue per sample increased 1% during the same period. The increase in revenue for the nine months ended September 30, 2007 was due to an increase of 5% in the testing volume from new and existing clients, which was aided by an increase in the average revenue per sample of 2% when compared to the same period in 2006.
Gross margin was 61% and 60% of revenue for the three and nine months ended September 30, 2007, respectively. Gross margin was 60% and 61% of revenue for the three and nine months ended September 30, 2006, respectively. Direct costs increased slightly during the three and nine months ended September 30, 2007 as compared to September 30, 2006. These increases were primarily due to increased labor and associated costs.
General and administrative (“G&A”) expenses were $1,108,625 for the three months ended September 30, 2007 as compared to $865,735 for the comparable period of 2006, representing an increase of 28%. G&A expenses were $2,969,680 for the nine months ended September 30, 2007 as compared to $2,466,395 for the comparable period of 2006, representing an increase of 20%. The increase in general and administrative expenses for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 was due primarily to an increase in legal fees and audit fees. The increase in general and administrative expenses for the nine months ended

September 30, 2007 as compared to the nine months ended September 30, 2006 was due primarily to higher legal and audit fees and increased stock-based compensation. As a percentage of revenue, G&A expenses were 17% and 14% for the three months ended September 30, 2007 and 2006, respectively, and 16% for the nine months ended September 30, 2007 up from 14% for the comparable period of 2006.
Marketing and selling expenses were $765,145 for the three months ended September 30, 2007 as compared to $689,808 for the three months ended September 30, 2006, an increase of 11%. Marketing and selling expenses were $2,277,075 for the nine months ended September 30, 2007 as compared to $2,086,982 for the comparable period of 2006, an increase of 9%. The variation in marketing and selling expenses for the three months ended September 30, 2007 as compared to the same period in 2006 was primarily due to higher sales staffing levels and related staffing expenses. The increase in marketing and selling expenses for the nine months ended September 30, 2007 as compared to the same period of 2006 was due primarily to higher sales staffing levels and higher commissions. Total marketing and selling expenses represented 12% and 11% of revenue for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 2007 and 2006, marketing and selling expenses were 12% of revenue.
Research and development (“R&D”) expenses for the three months ended September 30, 2007 were $121,859, compared to $112,012 for the comparable period of 2006, an increase of 9%. R&D expenses were $377,481 for the nine months ended September 30, 2007, compared to $340,662 for the comparable period of 2006, an increase of 11%. The increase for the three and nine months ended September 30, 2007, as compared to the three and nine months ended September 30, 2006, was due to the cost of supplies for several new scientific research projects. R&D expenses represented 2% of revenue for all periods presented.
Interest income for the three and nine months ended September 30, 2007 increased by $26,708 and $102,073, respectively, when compared to the same periods of 2006. Interest income represented interest and dividends earned on cash equivalents and short-term investments. Higher average investment balances along with an increase in the yield on investment balances in 2007 as compared to 2006 caused the increase in interest income.
During the three and nine months ended September 30, 2007, the Company recorded tax provisions of $809,400 and $2,382,800, respectively, representing effective tax rates of 40.1% and 40.0%, respectively. During the three and nine months ended September 30, 2006, the Company recorded tax provisions of $863,000 and $2,236,000, respectively, representing effective tax rates of 38.1% and 37.5%, respectively.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2007, the Company had approximately $8.3 million of cash, cash equivalents and short-term investments. The Company’s operating activities provided net cash of $2,347,532 for the nine months ended September 30, 2007. Investing activities used $370,485 in the nine month period while financing activities used a net amount of $1,544,743 during the period.
Cash provided by operating activities of $2,347,532 reflects net income of $3,576,872 adjusted for depreciation and amortization of $259,368, offset by an increase in accounts receivable and a decrease in deferred revenue.
Capital expenditures in the first nine months of 2007 were $378,867. The expenditures primarily consisted of new equipment, including laboratory and computer equipment. The Company believes that within the next two to five years it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $4 million, which the Company expects to fund primarily through its operating cash flows.
During the nine months ended September 30, 2007, the Company distributed $2,214,703 in cash dividends to its shareholders. The Company repurchased 2,400 shares for treasury during the nine months ended September 30, 2007. The Company has authorized 500,000 shares for repurchase since June of 1998, of which 468,751 shares have been repurchased.

Contractual obligations as of September 30, 2007 were as follows:

	Less Than			After
	One Year	1-3 Years	4-5 years	5 Years	Total

Operating leases	$487,000	$972,000	$660,000	$75,000	$2,194,000
Purchase commitment	147,000	—	—	—	147,000

	$634,000	$$972,000	$660,000	$75,000	$2,341,000
     Purchase Commitment
The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier in exchange for variable annual payments based upon prior year purchases. Purchases amounted to $440,973 for the nine months ended September 30, 2007 as compared to $407,874 for the comparable period of 2006. The Company expects to purchase approximately $147,000 for the remainder of 2007. In exchange for exclusivity, among other things, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company’s purchase commitments. This agreement does not include a fixed termination date; however, it is cancelable upon mutual agreement by both parties or six months after termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.
At September 30, 2007, the Company’s principal sources of liquidity included an aggregate of approximately $8.3 million of cash, cash equivalents and short-term investments. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could potentially include joint ventures, issuances of common stock or debt financing, although the Company does not have any such plans at this time. At September 30, 2007, the Company had no long-term debt.
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
Deferred revenue represents payments received in advance of the performance of drug testing procedures. Deferred revenue is recognized as revenue when the underlying test results are delivered. With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance. Revenue is then recognized when the Company can reasonably, reliably and objectively determine that it is remote that performance will be required for an estimable portion of transactions. The Company recorded $83,885 of revenue in the results of operations in the third quarter of 2007 and $144,379 for the nine months ended September 30, 2007 related to test kits that were sold for which the Company’s obligations to provide service were deemed remote.

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
Item 4. Controls and Procedures
As of the date of this report, our Chief Executive Officer and our Controller performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Controller concluded that the Company’s disclosure controls and procedures are effective in ensuring the reporting of material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these internal controls over financial reporting subsequent to the date of the most recent evaluation.

PART II OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In 1994 and various dates since then, most recently May 14, 2003, the Board of Directors authorized 500,000 shares of the company’s common stock for repurchase. From inception to date we have repurchased 468,751 shares of our common stock.
The following table presents the aggregate quarterly purchases during the third quarter of 2007:

			Total number of
			shares purchased as	Maximum number of
			part of publicly	shares that may yet
	Total number of	Average price paid	announced	be purchased under
Month	shares purchased	per share	repurchase program	the program

September	2,400	$17.06	2,400	31,249

Total	2,400	$17.06	2,400	31,249

Item 6. Exhibits
See Exhibit Index included in this Report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation
Date: November 9, 2007	By:	/s/ Raymond C. Kubacki, Jr.
Raymond C. Kubacki, Jr.
Chairman and Chief Executive Officer (principal executive officer)

Date: November 9, 2007	By:	/s/ Jennifer Chmieleski
Jennifer Chmieleski
Vice President and Controller (principal accounting officer)

PSYCHEMEDICS CORPORATION
FORM 10-Q
September 30, 2007
EXHIBIT INDEX