Form 10-K
period 2007-12-31
PSYCHEMEDICS CORP
filed 2008-03-24
CIK 806517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 1-13738
Psychemedics Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1701987 (I.R.S. Employer Identification No.)

125 Nagog Park
Acton, Massachusetts	01720
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number including area code: (978) 206-8220
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.005 par value
(Title of class)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by a check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Exchange Act of 1934).
Yes ☐ No ☑
Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934). Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if smaller reporting Company)
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934).
Yes ☐ No ☑
As of June 30, 2007, there were 5,215,584 shares of Common Stock of the Registrant outstanding. The aggregate market value of the Common Stock of the Registrant held by non-affiliates (assuming for these purposes, but not conceding, that all executive officers, directors and 5% shareholders are “affiliates” of the Registrant) as of June 30, 2007 was approximately $71 million, computed based upon the closing price of $20.44 per share on June 29, 2007.
As of March 24, 2008, there were 5,208,335 shares of Common Stock of the Registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference portions of the Registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission no later than 120 days after the close of its fiscal year; provided that if such proxy statement is not filed with the Commission in such 120-day period, an amendment to this Form 10-K shall be filed no later than the end of the 120-day period.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Some of the statements under “Business,” “Risk Factors,” “Legal Proceedings,” “Market for Registrant’s Common Stock and Related Stockholder Matters” and “Management Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K (this “Form 10-K”) constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to future earnings per share, future revenues, future operating income, future cash flows, competitive and strategic initiatives, potential stock repurchases and future liquidity needs. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, earnings per share or achievements to be materially different from any future results, levels of activity, growth, performance, earnings per share or achievements expressed or implied by such forward-looking statements.
     The forward-looking statements included in this Form 10-K and referred to elsewhere are related to future events or our strategies or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “future,” “potential,” “estimate,” “encourage,” “opportunity,” “growth,” “leader,” “could”, “expect,” “intend,” “plan,” “expand,” “focus,” “through,” “strategy,” “provide,” “offer,” “allow,” “commitment,” “implement,” “result,” “increase,” “establish,” “perform,” “make,” “continue,” “can,” “ongoing,” “include” or the negative of such terms or comparable terminology. All forward-looking statements included in this Form 10-K are based on information available to us as of the filing date of this report, and the Company assumes no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Important factors that could cause actual results to differ materially from expectations reflected in our forward-looking statements include those described in Item 1A, “Risk Factors.”

PSYCHEMEDICS CORPORATION
Form 10-K
Annual Report
For the Year Ended December 31, 2007

PART I
AVAILABLE INFORMATION; BACKGROUND
     Psychemedics Corporation (“the Company”) maintains executive offices located at 125 Nagog Park, Acton, MA 01720. Our telephone number is (978) 206-8220. Our stock is traded on the American Stock Exchange under the symbol “PMD”. Our Internet address is www.psychemedics.com. The Company makes available, free of charge, on the Investor Information section of our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (the “SEC”). Copies are also available, without charge, from Psychemedics Corporation, Attn: Investor Relations, 125 Nagog Park, Acton, MA 01720. Alternatively, reports filed with the SEC may be viewed or obtained at the SEC Public Reference Room in Washington, D.C., or the SEC’s Internet site at www.sec.gov. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.
ITEM 1. BUSINESS
General
     Psychemedics Corporation is a Delaware corporation organized on September 24, 1986 to provide testing services for the detection of abused substances through the analysis of hair samples. The Company’s testing methods utilize a patented technology to perform radioimmunoassays on enzymatically dissolved hair samples with confirmation testing by mass spectrometry.
     The Company’s primary application of its patented technology is as a testing service that analyzes hair samples for the presence of certain drugs of abuse. Employing radioimmunoassay procedures to drug test hair samples differs from the more commonly used approach in which immunoassay procedures are employed to test urine samples. The Company’s tests provide quantitative information that can indicate the approximate amount of drug ingested as well as historical data, which can show a pattern of individual drug use over a period of time. This information is useful to employers for both applicant and employee testing, as well as to physicians, treatment professionals, law enforcement agencies, school administrators, parents concerned about their children’s drug use and other individuals or entities engaged in any business where drug use or potential drug use is an issue. The Company provides commercial testing and confirmation by mass spectrometry using industry-accepted practices for cocaine, marijuana, PCP, methamphetamine (including Ecstasy, which is difficult to detect in urine due to sporadic use patterns and rapid clearance from the body) and opiates (including heroin and oxycodone).
     Testing services are currently performed at the Company’s laboratory at 5832 Uplander Way, Culver City, California. The Company’s services are marketed under the name RIAH (Radioimmunoassay of Hair), a registered service mark.
Development of Radioimmunoassay of Hair
     The application of unique radioimmunoassay procedures to the analysis of hair was initially developed in 1978 by the founders of the Company, Annette Baumgartner and Werner A. Baumgartner, Ph.D. The Baumgartners demonstrated that when certain chemical substances enter the bloodstream, the blood carries these substances to the hair where they become “entrapped” in the protein matrix in amounts approximately proportional to the amount ingested. The Company’s patented drugs of abuse testing procedure involves direct analysis of liquefied hair samples by radioimmunoassay procedures utilizing effective reagents and antibodies. The antibodies detect the presence of a specific drug or drug metabolite in the liquefied hair sample by reacting with the drug present in the sample solution, as well as an added radioactive analog of the drug. The resulting antibody-drug complex is precipitated and analyzed. The amount of drug present in the sample is inversely proportional to the amount of radioactive analog in the precipitate. RIA positive results are then confirmed by Mass Spectrometry. Depending upon the length of head hair, the Company is able to provide historical information on drug use by the person from whom the sample was obtained. Since head hair grows approximately 1.3 centimeters per month, a 3.9 centimeter head hair sample can reflect drug ingestion over the approximate several months prior to the collection of the sample. Another testing option involves sectional analysis of the head hair sample. In this procedure, the hair is sectioned lengthwise to approximately correspond to certain time periods. Each section corresponds to a time period, which allows the Company to provide information on patterns of drug use.

Validation of the Company’s Proprietary Testing Method
     The process of analyzing human hair for the presence of drugs using the Company’s patented method has been the subject of numerous peer-reviewed, scientific field studies. Results from the studies that have been published or accepted for publication in scientific journals are generally favorable to the Company’s technology. Some of these studies were performed with the following organizations: Boston University School of Public Health; Citizens for a Better Community Court, Columbia University; Connecticut Department of Mental Health and Addictive Services; Koba Associates-DC Initiative, Harvard Cocaine Recovery Project, Hutzel Hospital, ISA Associates (Interscience America)-NIDA Workplace Study, University of California-Sleep State Organization, Maternal/Child Substance Abuse Project, Matrix Center, National Public Services Research Institute, Narcotic and Drug Research Institute, San Diego State University-Chemical Dependency Center, Spectrum Inc., Stapleford Centre (London), Task Force on Violent Crime (Cleveland, Ohio); University of Miami-Department of Psychiatry, University of Miami-Division of Neonatology, University of South Florida-Operation Par Inc., University of Washington, VA Medical Center-Georgia, U.S. Probation Parole-Santa Ana and Wayne State University. The above studies include research in the following areas: effects of prenatal drug use, treatment evaluation, workplace drug use, the criminal justice system and epidemiology. Many of the studies have been funded by the National Institute of Justice or the National Institute on Drug Abuse (“NIDA”). Several hundred research articles written by independent researchers have been published supporting the general validity and usefulness of hair analysis.
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
     The Company has received 510k clearance from the United States Food and Drug Administration (“FDA”) on all five of its assays used to test human hair for drugs of abuse. As of the date of this report, Psychemedics was the only company that has received FDA clearance for a five-drug panel test that is not restricted to head hair samples for drugs of abuse. See Government Regulation.
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
     Hair testing using the Company’s patented method (with mass spectrometry confirmation) further reduces the prospects of error in conducting drug detection tests. Urinalysis testing is more susceptible to problems such as “evidentiary false positives” resulting from passive drug exposure or poppy seeds. To combat this problem, in federally mandated testing, the opiate cutoff levels for urine testing were raised 667% (from 300 to 2,000 ng/ml) on December 1, 1998 and testing for the presence of a heroin metabolite, 6-AM, was required. These requirements, however, effectively reduced the detection time frame for confirmed heroin with 6-AM in urine down to several hours post drug use. In contrast, the metabolite 6-AM is stable in hair and can be detected for months.
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
     When compared to other hair testing methods, not only are the Company’s assays cleared by the FDA, they also employ a unique patented method of enzyme digestion that the Company believes allows for the most efficient release of drugs from the hair without destroying the drugs. The Company’s method of releasing drugs from hair is a key advantage and results in superior detection rates.
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
     Certain aspects of the Company’s hair analysis method are based on trade secrets owned by the Company. The Company’s ability to protect the confidentiality of these trade secrets is dependent upon the Company’s internal safeguards and upon the laws protecting trade secrets and unfair competition. In the event that patent protection or protection under the laws of trade secrets was not sufficient and the Company’s competitors succeeded in duplicating the Company’s products, the Company’s business could be materially adversely affected.
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
3. Parents
     The Company also offers a personal drug testing service, known as “PDT-90”®, for parents concerned about drug use by their children. It allows parents to collect a small sample from their child in the privacy of the home, send it to the Company’s laboratory and have it tested for drugs of abuse by the Company. The PDT-90 testing service uses the same patented method that is used with the Company’s workplace testing service.
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
     Although other laboratories have begun offering hair testing, the Company is the only laboratory with FDA clearance for a five-drug panel test that is not limited to head hair samples for drugs of abuse. To date, no other laboratory engaged in hair testing has received approval or clearance from the FDA on all of its assays for the testing of both head and body hair samples (two other laboratories have either partial FDA clearance or clearance specific to head hair samples only). Additionally, several of these laboratories that purport to test hair samples use a method that the Company presumes includes the use of a form of immunoassay procedures. The Company, however, does not believe that immunoassay testing of hair samples is as effective on a commercial basis without using the Company’s unique patented method, which allows for the efficient release of drugs from the hair through enzyme digestion without destroying the drugs.
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
     In April 2004, the Drug Testing Advisory Board (“DTAB”) of the Substance Abuse and Mental Health Services Administration (“SAMHSA”) proposed a revision to the Mandatory Guidelines for use in federal workplace programs. In the Proposal, the Mandatory Guidelines would be amended so as to include hair and other specimens as permissible specimens that may be collected for federal workplace drugs-of-abuse testing. However, revised final Mandatory Guidelines have not yet been promulgated and the proposal was withdrawn from the Government Accounting Office review without comment. Should the Mandatory Guidelines be amended as contemplated by the Proposal, then the federal workplace market, previously limited to only urine testing, would be available to the Company.
Research and Development
     The Company is continuously engaged in research and development activities. During the years ended December 31, 2007, 2006 and 2005, $489,007, $444,532 and $335,769, respectively, were expended for research and development. The Company continues to perform research activities to develop new products and services and to improve existing products and services utilizing the Company’s proprietary technology. The Company also continues to evaluate methodologies to enhance its drug screening capabilities. Additional research using the Company’s proprietary technology is being conducted by outside research organizations through government-funded studies.
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

Employees
     As of December 31, 2007, the Company had 116 full-time equivalent employees, of whom three full-time employees were in research and development. None of the Company’s employees is subject to a collective bargaining agreement.
ITEM 1A. RISK FACTORS
     In addition to other information contained in this Form 10-K, the following risk factors should be carefully considered in evaluating Psychemedics Corporation and its business because such factors could have a significant impact on our business, operating results and financial condition. These risk factors could cause actual results to materially differ from those projected in any forward-looking statements.
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
     Our results of operations have been and may continue to be subject to variation in our customers’ hiring practices, which in turn is dependent, to a large extent, on the general condition of the economy. Results for a particular quarter may vary due to a number of factors, including:
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
Our business could be affected by a computer or other IT System failure.
     A computer or IT system failure could affect our ability to perform tests, report test results or properly bill customers. Failures could occur as a result of the standardization of our IT systems and other system conversions, telecommunications failures, malicious human acts (such as electronic break-ins or computer viruses) or natural disasters.
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

Negative conditions in the global credit markets may impair the liquidity of a portion of our investment portfolio.
     Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets experienced credit issues during the second half of fiscal 2007 and continuing into the first quarter of fiscal 2008, leading to liquidity disruption in asset-backed commercial paper and failed auctions in the auction rate market. Our short-term investments include high-grade (AAA rated) auction rate securities, primarily backed by municipal bonds and student loans. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine that some of our investments are impaired. This could materially adversely impact our results of operations and financial condition.
We are exposed to potential risks and we will incur costs as a result of the internal control assessment and attestation process mandated by Section 404 of the Sarbanes-Oxley Act of 2002.
     We have evaluated, tested and implemented internal controls over financial reporting to enable management to report on such internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002. In connection with the filing of our annual report for 2008, we are currently required to provide an auditor attestation on internal controls. The additional testing and the auditor attestation could cause us to incur significant costs, including increased accounting fees and staffing levels. While we believe that we are compliant with the management evaluation requirements of Section 404, if our independent registered public accounting firm cannot attest in a timely manner to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. We intend to devote substantial time and incur substantial costs, as necessary, to ensure ongoing compliance.
Our reliance on one supplier for certain raw materials used in our testing procedures could harm our business and prospects.
     Since its inception, the Company has purchased raw materials for its laboratory services from outside suppliers. The most critical of these raw materials are the radio-labeled drugs, which the Company purchases from a single supplier, although other suppliers of radio-labeled drugs exist. The Company has entered into an agreement with its principal supplier to purchase certain proprietary information regarding the manufacture of such radio-labeled drugs owned by the supplier in the event that the supplier ceases to be able to supply such radio-labeled drugs to the Company. Obtaining alternative sources of supply of the radio-labeled drugs could involve delays and other costs; however, the Company maintains a surplus supply. The failure of the Company’s primary or any alternative supplier of radio-labeled drugs to provide such radio-labeled drugs at an acceptable price, or an interruption of supplies from such a supplier and the exhaustion of the Company’s current supply on hand could result in lost or deferred sales. The Company was unsuccessful in the arbitration proceeding it brought against the supplier involving restrictions on the supplier’s ability to sell to third parties portions of its inventory of antibodies. However, other antibody suppliers exist.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.

ITEM 2. PROPERTIES
     The Company maintains its corporate office and northeast sales office at 125 Nagog Park, Acton, Massachusetts; the office consists of 3,971 square feet and is leased through November 2009.
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
ITEM 3. LEGAL PROCEEDINGS
     The Company is involved in various suits and claims in the ordinary course of business. The Company does not believe that the disposition of any such suits or claims will have a material adverse effect on the continuing operations or financial condition of the Company.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The Company’s common stock is traded on the American Stock Exchange under the symbol “PMD”. As of March 13, 2008, there were 265 record holders of the Company’s common stock. The number of record owners was determined from the Company’s stockholder records maintained by the Company’s transfer agent and does not include beneficial owners of the Company’s common stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of the Company’s common stock held by others as or in nominee names exceeds 2,000.
     The following table sets forth for the periods indicated the range of prices for the Company’s common stock as reported by the American Stock Exchange and dividends declared by the Company.

	High	Low	Dividends
FISCAL 2006:
First Quarter	$19.05	$13.75	$0.100
Second Quarter	18.05	16.25	0.125
Third Quarter	19.21	15.90	0.125
Fourth Quarter	19.49	16.60	0.125

FISCAL 2007:
First Quarter	$19.25	$16.32	$0.125
Second Quarter	20.50	16.30	0.150
Third Quarter	21.05	16.72	0.150
Fourth Quarter	17.35	13.92	0.150
     The Company has paid dividends over the past eleven years. It most recently declared a dividend in February 2008, which was paid in March 2008. The Company’s current intention is to continue to declare dividends to the extent funds are available and not required for operating purposes or capital requirements, and only then, upon approval by the Board of Directors.

EQUITY COMPENSATION PLAN INFORMATION
     The following table provides information as of December 31, 2007 with respect to shares of the Company’s common stock that were issuable under the Company’s 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”).
     The table does not include information with respect to shares subject to outstanding options granted under other equity compensation plans that were no longer in effect on December 31, 2007. Footnote (2) to the table sets forth the total number of shares of common stock issuable upon the exercise of options under such expired or discontinued plans as of December 31, 2007, and the weighted average exercise price of those options. No additional options may be granted under such other expired or discontinued plans.

	Number of Securities to	Weighted average	Number of securities
	be issued upon exercise	exercise price of	that
	of outstanding options,	outstanding options,	remained available for
	warrants and rights	warrants and rights	future issuance
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	51,550	$0.00	191,300
Equity compensation plans not approved by security holders	—	—	—
Total	51,550	$0.00	191,300

(1)	Consists of the 2006 Equity Incentive Plan.

(2)	This table does not include information for the following stock option plans that were discontinued or expired prior to December 31, 2007: the Company’s 1989 Non-Qualified Stock Option Plan (expired on September 22, 1999); the Company’s 1989 Employee Stock Option Plan (discontinued on May 11, 2000 in connection with the adoption of the 2000 Stock Option Plan); the Company’s 1991 Non-Qualified Stock Option Plan (expired on June 12, 2001) and the Company’s 2000 Stock Option Plan (discontinued on May 11, 2006). As of December 31, 2007, a total of 450,034 shares of common stock were issuable upon the exercise of outstanding options under the foregoing discontinued or expired plans. The weighted average exercise price of outstanding options under all four plans is $15.63 per share. No additional options may be granted under these discontinued or expired plans.

Performance Graph

	2002	2003	2004	2005	2006	2007
PSYCHEMEDICS CORPORATION	100.00	103.88	147.64	161.61	230.03	199.58

RUSSELL 2000 INDEX	100.00	145.37	170.08	175.73	205.61	199.96

AMEX COMPOSITE INDEX	100.00	142.36	173.99	213.38	249.45	292.29

(1)	The above graph assumes a $100 investment on December 31, 2002, through the end of the 5-year period ended December 31, 2007 in the Company’s Common Stock, the Russell 2000 Index and the AMEX Composite Index. The prices all assume the reinvestment of dividends.

(2)	The Russell 2000 Index is composed of the smallest 2,000 companies in the Russell 3,000 Index. The Company has been unable to identify a peer group of companies that engage in testing of drugs of abuse, except for large pharmaceutical companies where such business is insignificant to such companies’ other lines of businesses. The Company therefore uses in its proxy statements a peer index based on market capitalization.

(3)	The AMEX Composite Index includes companies whose shares are traded on the American Stock Exchange.
ITEM 6. SELECTED FINANCIAL DATA
     The selected financial data presented below is derived from our financial statements and should be read in connection with those statements.

	As of and for the Years Ended
	December 31,
	2007	2006	2005	2004	2003
		(In thousands, except for per share data)
Revenue	$24,569	$23,425	$21,389	$18,937	$15,995
Gross profit	14,677	14,056	12,576	10,448	8,370
Income from operations	7,139	7,563	6,326	4,331	1,938
Net income	4,484	4,902	4,049	2,764	1,218
Basic net income per share	0.86	0.95	0.79	0.54	0.23
Diluted net income per share	0.85	0.94	0.78	0.54	0.23
Total assets	15,561	13,261	11,145	8,434	7,267
Working capital	12,773	10,534	7,832	5,126	3,786
Shareholders’ equity	13,878	11,504	8,895	6,234	5,111
Cash dividends declared per common share	$0.575	$0.475	$0.36	$0.32	$0.32

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the more detailed business information and financial statements and related notes that appear elsewhere in this annual report on Form 10-K. This annual report may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. This information involves risks and uncertainties. Actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Item 1A — Risk Factors.”
Overview
     Psychemedics Corporation is the world’s largest provider of hair testing for drugs of abuse, utilizing a patented hair analysis method involving radioimmunoassay technology and confirmation by mass spectrometry to analyze human hair to detect abused substances. The Company’s customers include Fortune 500 companies, as well as small to mid-size corporations, schools and governmental entities located primarily in the United States. During the year ended December 31, 2007, the Company generated $24.6 million in revenue, while maintaining a gross margin of 60% and pre-tax margins over 30%. At December 31, 2007, the Company had $10.0 million of cash, cash equivalents and short-term investments. During 2007, the Company had operating cash flow of $4.9 million and distributed $3.0 million, or $0.575 per share of cash dividends to its shareholders. To date, the Company has paid forty-six consecutive quarterly cash dividends.
     The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of total revenue:

	Year Ended December 31,
	2007	2006	2005
Revenue	100.0%	100.0%	100.0%

Cost of revenue	40.3%	40.0%	41.2%

Gross profit	59.7%	60.0%	58.8%

Operating expenses:
General and administrative	16.1%	14.0%	14.6%
Marketing and selling	12.5%	11.8%	13.1%
Research and development	2.0%	1.9%	1.6%

Total operating expenses	30.6%	27.7%	29.3%

Operating income	29.1%	32.3%	29.5%

Other income
Interest income	1.7%	1.3%	0.6%
Other income	—	—	—

Total other income	1.7%	1.3%	0.6%

Income before taxes	30.8%	33.6%	30.1%

Tax provision	12.5%	12.6%	11.2%

Net income	18.2%	21.0%	18.9%

Results for the Year Ended December 31, 2007 Compared to Results for the Year Ended December 31, 2006
Revenue increased $1.2 million or 5% to $24.6 million in 2007, compared to $23.4 million in 2006. This increase was due in part to increased testing volume, which increased 4% over 2006, along with an increase of 1% in the average revenue per sample. Testing volume increased as a result of volume from new customers in 2007, while volume for existing customers decreased. Revenue included the recognition of deferred revenue relating to the sale of PDT-90 products of $0.2 million for each of the years ended December 31, 2007 and 2006.
Gross profit increased $0.6 million to $14.7 million in 2007, compared to $14.1 million in 2006. Direct costs increased by 6% from 2006 to 2007, mainly due to increased labor and associated costs. The gross profit margin remained relatively unchanged at 59.7% in 2007 compared to 60.0% in 2006.

General and administrative (“G&A”) expenses were $3.9 million for the year ended December 31, 2007, compared to $3.3 million for the year ended December 31, 2006, representing an increase of 20%. As a percentage of revenue, G&A expenses were 16.1% and 14.0% for the years ended December 31, 2007 and 2006, respectively. The increase in general and administrative expenses in 2007 was due primarily to an increase in legal fees and audit fees, along with an increase in stock-based compensation, attributable to a full-year expense of stock-based awards issued in May 2006 and additional expense related to stock-based awards issued in May 2007.
Marketing and selling expenses were $3.1 million for the year ended December 31, 2007, compared to $2.8 million for the year ended December 31, 2006, an increase of 12%. The variation in marketing and selling expenses was primarily due to higher sales staffing levels, related staffing expenses and higher commissions in 2007. Total marketing and selling expenses represented 12.5% and 11.8% of revenue for the years ended December 31, 2007 and 2006, respectively.
Research and development (“R&D”) expenses for 2007 were $0.5 million, compared to $0.4 million for 2006, an increase of 10%. The increased R&D expense was due to the cost of supplies for several scientific research projects. R&D expenses represented 2.0% and 1.9% of revenue for the years ended December 31, 2007 and 2006, respectively.
Other income increased $0.1 million to $0.4 million for the year ended December 31, 2007, compared to $0.3 million for the year ended December 31, 2006. Other income in both periods represented interest and dividends earned on cash equivalents and short-term investments. Higher average investment balances along with an increase in the yield on investment balances in 2007 as compared to 2006 caused the increase in interest and dividend income.
During the year ended December 31, 2007, the Company recorded a tax provision of $3.1 million, representing an effective tax rate of 40.7%. During the year ended December 31, 2006, the Company recorded a tax provision of $3.0 million, representing an effective tax rate of 37.6%. The increase in the effective tax rate from 2006 to 2007 was mainly due to an increase in the amount of state income taxes.
Results for the Year Ended December 31, 2006 Compared to Results for the Year Ended December 31, 2005
Revenue was $23.4 million in 2006, as compared to $21.4 million in 2005, representing an increase of 10%. The increase in revenue for 2006 was due to an increase in testing volume while average revenue per sample decreased slightly. The increase in testing volume for 2006 resulted from the addition of new clients during 2006, while testing volume at existing clients decreased slightly. The 2006 revenue also included the recognition of $0.2 million of deferred revenue pertaining to prior sales of the Company’s PDT 90 product, which the Company continues to sell to parents who are concerned about drug abuse by their children. There was no such amount recognized in 2005.
Gross profit increased $1.5 million or 11.8% to $14.1 million in 2006, compared to $12.6 million in 2005. Gross profit margin increased to 60.0% of revenue in 2006 as compared to 58.8% of revenue in 2005. Reduced depreciation and amortization and the aforementioned $0.2 million of deferred revenue recognized in 2006 were the primary reasons for the increase, as labor and material costs remained relatively constant. Also, fixed and semi-variable direct costs were spread over a greater number of tests performed during 2006, as compared to 2005.
General and administrative expenses increased by $0.2 or 5% to $3.3 million in 2006 from $3.1 million in 2005. The increase in general and administrative expenses was due primarily to an increase in personnel expenses, business insurance and professional fees related to legal services, offset by a decrease in professional fees related to corporate governance and a decrease in bad debt expense. General and administrative expenses represented 14.0% of revenue in 2006 as compared to 14.6% of revenue in 2005.
Marketing and selling expenses were relatively constant as compared to 2005, remaining at $2.8 million in both 2006 and 2005. Marketing and selling expenses as a percentage of revenue were 11.8% and 13.1% in 2006 and 2005, respectively.
Research and development expenses increased $0.1 million or 32% to $0.4 million in 2006 from $0.3 million in 2005. The increase in research and development expenses for 2006 as compared to 2005 was due primarily to increased personnel and consulting expenses. Research and development expenses represented 1.9% and 1.6% of revenues in 2006 and 2005, respectively.

Other income increased $0.2 million to $0.3 in 2006 as compared to $0.1 million in 2005. The majority of other income for each year represented interest earned on cash equivalents and short-term investments. Interest income increased due to higher average investment balances along with an increase in the yield on investment balances. The remainder of other income represented amounts received in 2005 as part of the favorable resolution in late 2003 of a court case involving a collector of hair samples.
During 2006, the Company recorded a tax provision of $3.0 million, reflecting an effective tax rate of 37.6%, as compared with an effective tax rate of 37.2% in 2005. The slight increase in effective tax rates for 2006 compared to 2005 was due to increased state income taxes.
Liquidity and Capital Resources
     At December 31, 2007, the Company had $10.0 million of cash, cash equivalents and short-term investments, compared to $7.9 million at December 31, 2006. The Company’s operating activities generated net cash of $4.9 million in 2007, $4.6 million in 2006 and $4.3 million in 2005. Investing activities used $0.6 million in 2007, $1.4 million in 2006 and $2.8 million in 2005. Financing activities used $2.3 million in 2007, $2.4 million in 2006 and $1.4 million in 2005.
     Operating cash flow of $4.9 million in 2007 primarily reflected net income of $4.5 million adjusted for depreciation and amortization of $0.3 million, stock compensation expense of $0.2 million and a decrease in prepaid expenses of $0.3 million, offset by an increase in accounts receivable of $0.4 million. Operating cash flow in 2006 of $4.6 million consisted of $4.9 million in net income, adjusted for depreciation and amortization of $0.3 million, stock compensation expense of $0.1 million, offset by an increase in prepaid expenses of $0.4 million and an increase in accrued expenses of $0.4 million. Operating cash flow in 2005 principally reflected net income of $4.0 million adjusted for depreciation and amortization of $0.4 million offset primarily by a decrease of $0.2 million in accounts payable and an increase of $0.1 million in prepaid expenses and other assets.
     Investing cash flow principally reflected the purchase and redemption of short-term investments and capital expenditures. During 2007 the Company purchased a net of $0.2 million in short-term investments, while in 2006 the Company purchased $1.1 million and in 2005 we purchased $2.6 million. Capital expenditures were $0.4 million, $0.3 million and $0.3 million in 2007, 2006 and 2005, respectively. The expenditures related principally to new equipment, including laboratory and computer equipment. The Company currently plans to make capital expenditures of approximately $1.0 million in 2008, primarily in connection with the purchase of additional laboratory and computer equipment. The Company believes that within the next two to five years it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $5 million, which the Company expects to fund primarily through its operating cash flows.
     During the third quarter of 2007, the Company repurchased 2,400 shares for treasury. There were no share repurchases made in either 2006 or 2005. The Company has authorized 500,000 shares for repurchase since June of 1998, of which 468,751 shares have been repurchased. The Company distributed $3.0 million, $2.5 million and $1.9 million of cash dividends to its shareholders in 2007, 2006 and 2005, respectively.
     At December 31, 2007, the Company’s principal sources of liquidity included approximately $10.0 million of cash, cash equivalents and short-term investments. Management currently believes that such funds, together with future operating profits, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include joint ventures, issuance of common stock or debt financing, although there is no assurance that such financings will be available to the Company on terms it deems acceptable, if at all. At December 31, 2007, the Company had no long-term debt.
     The Company has paid dividends over the past eleven years. It most recently declared a dividend in February 2008, which was paid in March 2008 and amounted to $784,340. The Company’s current intention is to continue to declare dividends to the extent funds are available and not required for operating purposes or capital requirements, and only then, upon approval by the Board of Directors. There can be no assurance that in the future the Company will declare dividends.

     Contractual obligations as of December 31, 2007 were as follows:

	Payments Due By Period
	Less			Greater
	Than 1	1 – 3	3 – 5	Than 5
Contractual Obligation	Year	Years	Years	Years	Total
	(Amounts in thousands)
Operating leases	$516	$987	$603	$—	$2,106
Purchase commitment	606	—	—	—	606

Total	$1,122	$987	$603	$—	$2,712

          Purchase Commitment
     The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier at prices based upon prior year purchase levels. Purchases amounted to $587,964 in 2007, $543,832 in 2006 and $494,302 in 2005. The Company expects to purchase approximately $606,000 in 2008. In exchange for exclusivity, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company’s purchase commitments. This agreement does not include a fixed termination date; however, it is cancelable upon mutual agreement by both parties or six months after termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.
Critical Accounting Policies
     The Company’s significant accounting policies are described in Note 2 to the financial statements included in Item 8 of this Form 10-K. Management believes the most critical accounting policies are as follows:
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
     Deferred revenue represents payments received in advance of the performance of drug testing procedures, generally in relation to the personal drug testing kits PDT-90. Deferred revenue is recognized as revenue when the underlying test results are delivered. With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance. Revenue is then recognized when the Company can reasonably, reliably and objectively determine that it is remote that performance will be required for an estimable portion of transactions. The Company recorded $189,628 and $244,000 of revenue in the results of operations for the years ended December 31, 2007 and 2006 related to test kits that were sold for which the Company’s obligations to provide service were deemed remote. No such amounts were recorded in 2005.
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
     The Company had net deferred tax assets in the amount of $660,818 at December 31, 2007, which the Company believes are fully realizable based upon expected future taxable income, which the Company’s believes is reasonably attainable in light of previous operating results during the past three years.
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies) accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on an audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes.
     The Company adopted the provisions of FIN 48, effective January 1, 2007, without material effect in the financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remained subject to examination by major tax jurisdictions as of January 1, 2007.
     The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. Interest and penalties related to income tax matters are recognized as a general and administrative expense. The Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued as of December 31, 2007 and 2006. The Company does not expect the unrecognized tax benefits to change significantly over the next twelve months.
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
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in fiscal 2008. In February 2008, the FASB issued Staff Position No. FAS 157-2 (“FSP 157-2”) that defers the effective date of applying the provisions of SFAS 157 to the fair value measurement of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15,2008. The Company is currently evaluating the effect that the adoption of

SFAS 157 and FSP 157-2 will have on its results of operations and financial condition but does not expect it to have a material impact.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) including an amendment of FASB Statement No. 115. SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the Company beginning in the first quarter of 2008, although earlier adoption is permitted. The Company is currently assessing the impact of SFAS 159 but does not presently anticipate it will have a material impact on the Company’s results of operations and financial condition.
     In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations (“SFAS 141(R)). The statement retains the fundamental requirements of SFAS No. 141, but requires the recognition of all assets acquired and liabilities assumed in a business combination at their fair values as of the acquisition date. It also requires the recognition of assets acquired and liabilities assumed arising from contractual contingencies at their acquisition date fair values. Additionally, SFAS No. 141(R) supersedes FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, which required research and development assets acquired in a business combination that have no alternative future use to be measured at their fair values and expensed at the acquisition date. SFAS No. 141(R) now requires that purchased research and development be recognized as an intangible asset. The Company is required to adopt SFAS No. 141(R) prospectively for any acquisition on or after January 1, 2009 and is currently evaluating the impact this new standard will have on the Company’s future results of operations and financial condition.
     In December 2007, the FASB issued SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”) which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of SFAS 160 will have on the Company’s future results of operations and financial condition.
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
     Interest Rate Sensitivity. The Company maintains cash and cash equivalents which consist of cash, money market funds and certificates of deposit with financial institutions. Due to the conservative nature and relatively short duration of our cash and cash equivalents, interest rate risk is mitigated.
     Our short-term investments consist of high-grade (AAA rated) Taxable Auction Rate Preferred, 7 and 28 day Dutch auction securities and government obligations. The Dutch auction process rests the applicable interest rates at prescribed calendar intervals and is intended to provide liquidity to the holders of auction rate securities by matching buyers and sellers in a market context, enabling the holders to gain immediate liquidity by selling such securities at par, or rolling over their investment. If there is an imbalance between buyers and sellers, there is a risk of a failed auction. Due to recent credit issues experienced by short-term funding markets, some of these securities have failed at auction subsequent to December 31, 2007. An auction failure is not a default, and in some cases it could reset the applicable interest rates to a higher rate as outlined by the security. We do not currently intend to liquidate these investments at below par value or prior to a reset date. However, if the global credit market continues to deteriorate, we could determine that some of our investments are impaired. We will assess the fair value of these securities at the end of each quarter to determine if an impairment charge may be required. Based on our ability to access our cash and cash equivalents, our expected operating cash flows and our other sources of cash, we do not anticipate that any lack of liquidity related to these securities will materially affect our ability to operate our business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of Psychemedics Corporation
Acton, Massachusetts:
     We have audited the accompanying balance sheets of Psychemedics Corporation as of December 31, 2007 and 2006 and the related statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Psychemedics Corporation at December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
     As discussed in Note 5 of the financial statements, the Company adopted the provision of the FASB issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes, effective January 1, 2007.
/s/ BDO Seidman, LLP
Boston, Massachusetts
March 24, 2008

PSYCHEMEDICS CORPORATION
BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$6,096,734	$4,180,235
Short-term investments	3,875,000	3,683,192
Accounts receivable, net of allowance of $235,337 in 2007 and $333,281 in 2006	3,555,342	3,196,384
Prepaid expenses and other current assets	498,919	818,693
Deferred tax assets	429,472	412,486

Total current assets	14,455,467	12,290,990

Property and equipment, net
Computer software	1,205,840	1,205,840
Office furniture and equipment	2,146,269	2,021,991
Laboratory equipment	6,545,889	6,254,228
Leasehold improvements	894,659	894,659

	10,792,657	10,376,718
Less — Accumulated depreciation and amortization	(9,977,315)	(9,630,190)

	815,342	746,528
Deferred tax asset	231,346	183,555
Other assets	58,613	39,830

Total assets	$15,560,768	$13,260,903

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$488,640	$499,420
Accrued expenses	951,242	865,575
Deferred revenue	242,955	392,403

Total current liabilities	1,682,837	1,757,398

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, $0.005 par value; 872,521 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.005 par value; 50,000,000 shares authorized, 5,811,982 shares issued in 2007 and 5,756,044 shares issued in 2006	29,060	28,780
Paid-in capital	26,539,764	25,609,800
Treasury stock, at cost, 586,197 shares in 2007 and 583,797 shares in 2006	(9,163,624)	(9,122,691)
Accumulated deficit	(3,527,269)	(5,012,384)

Total shareholders’ equity	13,877,931	11,503,505

Total liabilities and shareholders’ equity	$15,560,768	$13,260,903

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005
Revenue	$24,568,824	$23,425,090	$21,388,513

Cost of revenue	9,892,226	9,369,257	8,812,186

Gross profit	14,676,598	14,055,833	12,576,327

Operating expenses:
General and administrative	3,948,642	3,278,826	3,122,579
Marketing and selling	3,099,909	2,769,310	2,791,670
Research and development	489,007	444,532	335,769

Total operating expenses	7,537,558	6,492,668	6,250,018

Operating income	7,139,040	7,563,165	6,326,309

Other income
Interest income	416,647	294,036	120,954
Other income	—	—	1,250

Total other income	416,647	294,036	122,204

Income before taxes	7,555,687	7,857,201	6,448,513

Tax provision	3,072,000	2,955,000	2,400,000

Net income	$4,483,687	$4,902,201	$4,048,513

Basic net income per share	$0.86	$0.95	$0.79

Diluted income per share	$0.85	$0.94	$0.78

Dividends declared per share	$0.575	$0.475	$0.36

Weighted average common shares outstanding, basic	5,205,032	5,170,258	5,156,686

Weighted average common shares outstanding, diluted	5,301,620	5,240,155	5,167,215

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock			Treasury Stock
		$0.005	Paid-In			Accumulated
	Shares	Par Value	Capital	Shares	Cost	Deficit	Total
BALANCE, December 31, 2004	5,710,704	$28,554	$24,978,039	583,797	$(9,122,691)	$(9,649,853)	$6,234,049
Exercise of stock options	40,190	200	468,742	—	—		468,942
Cash dividends declared ($0.36 per share)	—	—	—	—	—	(1,856,940)	(1,856,940)
Net income	—	—	—	—	—	4,048,513	4,048,513

BALANCE, December 31, 2005	5,750,894	28,754	25,446,781	583,797	(9,122,691)	(7,458,280)	8,894,564

Exercise of stock options	5,150	26	69,057	—	—	—	69,083
Stock compensation expense	—	—	93,962	—	—	—	93,962
Cash dividends declared ($0.475 per share)	—	—	—	—	—	(2,456,305)	(2,456,305)
Net income	—	—	—	—	—	4,902,201	4,902,201

BALANCE, December 31, 2006	5,756,044	28,780	25,609,800	583,797	(9,122,691)	(5,012,384)	11,503,505

Exercise of stock options	50,479	253	691,564	—	—	—	691,817
Vested shares issued	5,459	27	(27)				—
Stock compensation expense	—	—	238,427	—	—	—	238,427
Acquisition of treasury stock				2,400	(40,933)		(40,933)
Cash dividends declared ($0.60 per share)	—	—	—	—	—	(2,998,572)	(2,998,572)
Net income	—	—	—	—	—	4,483,687	4,483,687

BALANCE, December 31, 2007	5,811,982	$29,060	$26,539,764	586,197	$(9,163,624)	$(3,527,269)	$13,877,931

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,483,687	$4,902,201	$4,048,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	347,125	287,443	408,972
Deferred income taxes	(64,777)	170,000	(69,706)
Stock compensation expense	238,427	93,962	—
Changes in operating assets and liabilities:
Accounts receivable	(358,958)	75,894	17,585
Prepaid expenses and other assets	319,774	(431,267)	(141,054)
Accounts payable	(10,780)	131,885	(186,679)
Accrued expenses	85,667	(426,682)	134,517
Deferred revenue	(149,448)	(198,267)	103,037

Net cash provided by operating activities	4,890,717	4,605,169	4,315,185

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of short-term investments	3,500,055	—	—
Purchases of short-term investments	(3,691,863)	(1,133,192)	(2,550,000)
Decrease (increase) in other long-term assets	(18,783)	—	4,298
Purchases of property and equipment	(415,939)	(257,039)	(289,144)

Net cash used in investing activities	(626,530)	(1,390,231)	(2,834,846)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(2,998,572)	(2,456,305)	(1,856,940)
Proceeds from employee stock plans and stock option exercises	665,221	8,983	35,503
Acquisition of treasury stock	(40,933)	—	—
Tax benefit associated with exercise of options	26,596	60,100	433,439

Net cash used in financing activities	(2,347,688)	(2,387,222)	(1,387,998)

Net increase in cash and cash equivalents	1,916,499	827,716	92,341
CASH AND CASH EQUIVALENTS, beginning of year	4,180,235	3,352,519	3,260,178

CASH AND CASH EQUIVALENTS, end of year	$6,096,734	$4,180,235	$3,352,519

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$2,781,023	$3,244,599	$2,361,860

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Retirement of fully depreciated fixed assets	$—	$—	$130,297

Issuance of restricted stock awards	$27	$—	$—

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007
1. Nature of Business and Basis of Presentation
     Psychemedics Corporation is the world’s largest provider of hair testing for drugs of abuse, utilizing a patented hair analysis method involving radioimmunoassay technology and confirmation by mass spectrometry to analyze human hair to detect abused substances. The Company’s customers include Fortune 500 companies, as well as small to mid-size corporations, schools and governmental entities located primarily in the United States.
2. Summary of Significant Accounting Policies
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
          Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, including bad debts and income taxes, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known.
          Cash Equivalents and Short-Term Investments
     The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents consist of money market accounts and certificates of deposit with financial institutions at December 31, 2007 and 2006.
     The Company maintains a short-term investment portfolio consisting principally of Taxable Auction Rate Preferred, 7 and 28 day Dutch Auction securities and government obligations. The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Under SFAS 115, investments that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost, which approximates fair market value. All short-term investments were classified as held-to-maturity at December 31, 2007 and 2006. The Company does not use derivative financial instruments for speculative or trading purposes.
          Inventory
     The Company expenses all consumables such as chemicals and antibodies as they are purchased.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
2. Summary of Significant Accounting Policies (Continued)
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
     The Company recorded depreciation and amortization related to property and equipment of $347,125, $287,443 and $373,571 in 2007, 2006 and 2005, respectively.
          Other Assets
     Other assets primarily consist of capitalized legal costs relating to patent applications. The Company amortizes these costs over 10 years from the date of grant of the applicable patent. The Company recorded no amortization in 2007 or 2006, and amortization of $35,401 in 2005. As of December 31, 2007 the Company had capitalized legal costs relating to an outstanding patent application of $18,973. There were no outstanding patent applications as of December 31, 2006. The Company’s issued patents, with an original cost of $517,587, were fully amortized as of December 31, 2007 and 2006.
          Impairment of Long-Lived Assets
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. The Company believes that the carrying value of its long-lived assets is fully realizable at December 31, 2007.
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

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
2. Summary of Significant Accounting Policies (Continued)
     Deferred revenue represents payments received in advance of the performance of drug testing procedures, generally in relation to the personal drug testing kits PDT-90. Deferred revenue is recognized as revenue when the underlying test results are delivered. With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance. Revenue is then recognized when the Company can reasonably, reliably and objectively determine that it is remote that performance will be required for an estimable portion of transactions. The Company recorded $189,628 and $244,000 of revenue in the results of operations for the years ended December 31, 2007 and 2006 related to test kits that were sold for which the Company’s obligations to provide service were deemed remote. No such amounts were recorded in 2005.
     At December 31, 2007 and 2006, the Company had deferred revenue of approximately $243,000 and $392,000, respectively, reflecting sales of its personal drug testing service for which the performance of the related test had not yet occurred and future obligations were not deemed remote.
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
     The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007, as described in Note 5. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken. The adoption of FIN 48 did not have a material effect on the Company’s financial position or results of operations.
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

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
2. Summary of Significant Accounting Policies (Continued)
     Our short-term investments consist of high-grade (AAA rated) Taxable Auction Rate Preferred, 7 and 28 day Dutch auction securities and government obligations. The Dutch auction process rests the applicable interest rates at prescribed calendar intervals and is intended to provide liquidity to the holders of auction rate securities by matching buyers and sellers in a market context, enabling the holders to gain immediate liquidity by selling such securities at par, or rolling over their investment. If there is an imbalance between buyers and sellers, there is a risk of a failed auction. Due to recent credit issues experienced by short-term funding markets, some of these securities have failed at auction subsequent to December 31, 2007. An auction failure is not a default, and in some cases it could reset the applicable interest rates to a higher rate as outlined by the security. We do not currently intend to liquidate these investments at below par value or prior to a reset date. However, if the global credit market continues to deteriorate, we could determine that some of our investments are impaired. We will assess the fair value of these securities at the end of each quarter to determine if an impairment charge may be required. Based on our ability to access our cash and cash equivalents, our expected operating cash flows and our other sources of cash, we do not anticipate that any lack of liquidity related to these securities will materially affect our ability to operate our business.
     Comprehensive Income (Loss)
     SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive income is the same as its reported net income for the years ended December 31, 2007, 2006 and 2005.
     Stock-Based Compensation
     The Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS 123R) effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation as a charge against earnings. The Company recognizes stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. Based on the provisions of SFAS 123R, the Company’s stock-based compensation is accounted for as equity instruments. Prior to January 1, 2006, the Company followed Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock-based compensation. The Company elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption, as well as to the future vesting of awards granted and not vested as of the date of adoption. Prior period amounts have not been restated.
     Under the provisions of SFAS 123R, the Company recorded $238,427 and $93,962 of stock-based compensation in the accompanying statements of income for the years ended December 31, 2007 and 2006, respectively.
     SFAS 123R requires the measurement of compensation cost at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. The Company has computed the value of options using the Black-Scholes option pricing model.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
2. Summary of Significant Accounting Policies (Continued)
     The following table details the effect on net income for the year ended December 31, 2005 had share-based compensation expense been recorded as provided under SFAS 123:

2005
Net income, as reported	$4,048,513

Less: Total stock-based compensation cost determined under the fair value based method for all employee awards	(947,997)

Pro forma net income	$3,100,516

Net income per share:
Basic, as reported	$0.79

Diluted, as reported	$0.78

Basic, pro forma	$0.60

Diluted, pro forma	$0.60

     The assumptions used and the weighted average information are as follows:

2005
Risk-free interest rates range	3.8%
Expected dividend yield range	2.3%
Expected lives	5 years
Expected volatility range	30.09%
     The weighted average grant date fair value of options granted in 2005 was $3.76 per share. All options were granted with an exercise price equal to the market price of the Company’s common stock at the date of grant.
     See Note 7 for additional information relating to the Company’s stock plans and the adoption of SFAS No. 123R.
     Basic and Diluted Net Income per Share
     Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and dilutive common stock equivalents outstanding during the period. The number of dilutive common stock equivalents outstanding during the period has been determined in accordance with the treasury-stock method. Common equivalent shares consist of common stock issuable upon the exercise of outstanding options and the unvested portion of stock unit awards (“SUAs”).

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
2. Summary of Significant Accounting Policies (Continued)
     Basic and diluted weighted average common shares outstanding are as follows:

	2007	2006	2005
Weighted average common shares outstanding	5,205,032	5,170,258	5,156,686
Dilutive common equivalent shares	96,588	69,897	10,529

Weighted average common shares outstanding, assuming dilution	5,301,620	5,240,155	5,167,215

     For the years ending December 31, 2007, 2006, and 2005, options to purchase 140,647, 183,419, and 494,508 common shares, respectively, were outstanding but not included in the dilutive common equivalent share calculation as their effect would have been antidilutive.
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
     Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in fiscal 2008. In February 2008, the FASB issued Staff Position No. FAS 157-2 (“FSP 157-2”) that defers the effective date of applying the provisions of SFAS 157 to the fair value measurement of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect that the adoption of SFAS 157 and FSP 157-2 will have on its results of operations and financial condition but does not expect it to have a material impact.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) including an amendment of FASB Statement No. 115. SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the Company beginning in the first quarter of 2008, although earlier adoption is permitted. The Company is currently assessing the impact of SFAS 159 but does not presently anticipate it will have a material impact on the Company’s results of operations and financial condition.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
2. Summary of Significant Accounting Policies (Continued)
     In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations (“SFAS 141(R)). The statement retains the fundamental requirements of SFAS No. 141, but requires the recognition of all assets acquired and liabilities assumed in a business combination at their fair values as of the acquisition date. It also requires the recognition of assets acquired and liabilities assumed arising from contractual contingencies at their acquisition date fair values. Additionally, SFAS No. 141(R) supersedes FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, which required research and development assets acquired in a business combination that have no alternative future use to be measured at their fair values and expensed at the acquisition date. SFAS No. 141(R) now requires that purchased research and development be recognized as an intangible asset. The Company is required to adopt SFAS No. 141(R) prospectively for any acquisition on or after January 1, 2009 and is currently evaluating the impact this new standard will have on the Company’s future results of operations and financial condition.
     In December 2007, the FASB issued SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”) which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of SFAS 160 will have on the Company’s future results of operations and financial condition.
3. Accounts Receivable
     The Company maintains an allowance for uncollectible accounts receivable based on management’s assessment of the collectability of its customer accounts by reviewing customer payment patterns and other relevant factors. The Company reviews the adequacy of the allowance for uncollectible accounts on a quarterly basis and adjusts the balance as determined necessary.

	2007	2006	2005
Balance, beginning of period	$333,281	$461,282	$483,230
Provision for doubtful accounts	(50,000)	(70,000)	—
Write-offs	(47,944)	(58,001)	(21,948)

Balance, end of period	$235,337	$333,281	$461,282

4. Accrued Expenses
     Accrued expenses consist of the following:

	December 31,
	2007	2006
Accrued payroll and employee benefits	$578,075	$740,544
Accrued income taxes	16,925	—
Other accrued expenses	356,242	125,031

	$951,242	$865,575

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
5. Income Taxes
     The income tax provision consists of the following:

	2007	2006	2005
Current -
Federal	$2,418,988	$2,402,763	$2,208,356
State	717,789	371,683	286,318

	3,136,777	2,774,446	2,494,674

Deferred -
Federal	(55,514)	156,395	(83,808)
State	(9,263)	24,159	(10,866)

	(64,777)	180,554	(94,674)

	$3,072,000	$2,955,000	$2,400,000

     A reconciliation of the effective rate with the federal statutory rate is as follows:

	2007	2006	2005
Federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	6.4	3.3	2.8
Permanent differences	0.3	0.3	0.4

Effective tax rate	40.7%	37.6%	37.2%

     The components of the net deferred tax assets included in the accompanying balance sheets are as follows at December 31:

	2007	2006
Deferred tax assets:
Deferred revenue	$96,406	$146,341
Stock-based compensation	121,075	30,403
Allowance for doubtful accounts	93,384	124,292
Excess of book over tax depreciation and amortization	231,346	183,555
Accrued expenses	124,524	106,922
Other	32,628	39,631

	699,363	631,144

Deferred tax liabilities:
Prepaid expenses	38,545	35,103

	$660,818	$596,041

     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies) accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on an audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
5. Income Taxes (Continued)
     The Company adopted the provisions of FIN 48, effective January 1, 2007, without material effect in the financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remained subject to examination by major tax jurisdictions as of January 1, 2007.
     The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. Interest and penalties related to income tax matters are recognized as a general and administrative expense. The Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued as of December 31, 2007 and 2006. The Company does not expect the unrecognized tax benefits to change significantly over the next twelve months.
6. Preferred Stock
     The Board of Directors has the authority to designate authorized preferred shares in one or more series and to fix the relative rights and preferences without vote or action by the stockholders. The Board of Directors has no present plans to designate or issue any shares of preferred stock.
7. Stock-Based Awards
     On March 22, 2006 the Company adopted a new stock-based plan (the “2006 Equity Incentive Plan”) for officers, directors, employees and consultants, which was approved by the Company’s shareholders at the 2006 Annual Shareholders’ meeting. The 2006 Equity Incentive Plan provides for grants of options with terms of up to ten years, grants of restricted stock, issuances of stock bonuses or grants other stock-based awards, covering up to 250,000 shares of common stock. As of December 31, 2007, 191,300 shares remained available for grant under the 2006 Equity Incentive Plan.
     The Company granted 26,700 SUAs to certain members of management and its directors on May 11, 2006. The fair value of the SUAs was $16.70 per share, which was the closing price of the Company’s stock on May 11, 2006. The SUAs vest over a period of two to four years and are convertible into an equivalent number of shares of the Company’s common stock provided that the awardee remains continuously employed throughout the vesting periods. Of these 26,700 units, 2,000 were cancelled upon employee termination, 1,950 units vested and were issued on April 30, 2007 and 5,200 units vested and were issued, net of tax withholdings, on May 11, 2007.
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

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
7. Stock-Based Awards (Continued)
     A summary of stock option activity for the Company’s expired stock option plans is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise Price	Remaining	Intrinsic Value
	of Shares	Per Share	Contractual Life	(1)
Outstanding, December 31, 2004	403,420	17.23
Granted	241,850	14.40
Exercised	(44,548)	11.02
Terminated	(43,776)	22.47

Outstanding, December 31, 2005	556,946	16.09
Granted	—	—
Exercised	(5,150)	11.67
Terminated	(23,938)	23.47

Outstanding, December 31, 2006	527,858	$15.79
Granted	—	—
Exercised	(50,479)	13.79
Terminated	(27,345)	20.65

Outstanding, December 31, 2007	450,034	$15.63	5.0 years	$737,274

Exercisable, December 31, 2007	450,034	$15.63	5.0 years	$737,274

Available for grant, December 31, 2007	—

(1)	The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on December 31, 2007 ($16.05) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option.
     The total intrinsic value of stock options exercised, calculated based on the amount by which the market value of the Company’s stock at the time of exercise exceeded the exercise price, was $212,071, $86,520 and $114,213 for the years 2007, 2006 and 2005, respectively.
     A summary of activity for SUAs under the Company’s 2006 Equity Incentive Plan is as follows:

		Aggregate
	Number	Intrinsic Value
	of Shares	(2)
Outstanding, December 31, 2005	—
Granted	26,700
Vested	—
Terminated	—

Outstanding, December 31, 2006	26,700
Granted	34,000
Converted to common stock	(7,150)
Terminated	(2,000)

Outstanding, December 31, 2007	51,550	$827,378

Available for grant, December 31, 2007	191,300

(2)	The aggregate intrinsic value on this table was calculated based on the closing market value of the Company’s stock on December 31, 2007 ($16.05).

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
7. Stock-Based Awards (Continued)
     As of December 31, 2007, a total of 692,884 shares of common stock were reserved for issuance under the various stock option and stock-based plans. As of December 31, 2007, the unamortized fair value of awards relating to SUAs was $725,350.
     The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise Price	of	Contractual Life	Exercise Price	of	Exercise Price
Range	Shares	(in years)	Per Share	Shares	Per Share
$ 8.18 - 11.85	48,288	6.06	$ 10.80	48,288	$ 10.80
13.60 - 20.24	386,296	5.00	16.02	386,296	16.02
20.52 - 22.36	15,450	1.54	21.13	15,450	21.13

	450,034	4.99	$ 15.63	450,034	$ 15.63

8. Employee Benefit Plan
     The Psychemedics Corporation 401(k) Savings and Retirement Plan (the 401(k) Plan) is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code. All employees over the age of 21 who have completed one year of service are eligible to make pre-tax contributions up to a specified percentage of their compensation. Under the 401(k) Plan, the Company may, but is not obligated to, match a portion of the employees’ contributions up to a defined maximum. Matching contributions of $118,141, $118,101 and $98,289 were made in the years ended December 31, 2007, 2006 and 2005, respectively.
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
10. Commitments and Contingencies
     Commitments
     The Company leases certain of its facilities and equipment under operating lease agreements expiring on various dates through December 2012. Total minimum lease payments, including scheduled increases, are charged to operations on the straight-line basis over the life of the respective lease. Rent expense was approximately $501,000, $506,000 and $467,000 in 2007, 2006 and 2005, respectively.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
10. Commitments and Contingencies (Continued)
     At December 31, 2007, minimum commitments remaining under lease agreements were approximately as follows:

Amount
Years Ending December 31:
2008	$516,000
2009	532,000
2010	455,000
2011	314,000
2012	289,000

$2,106,000

     Purchase Commitment
     The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier in exchange for variable annual payments based upon prior year purchases. Purchases amounted to $587,964 in 2007, $543,832 in 2006 and $494,302 in 2005. The Company expects to purchase approximately $606,000 in 2008. In exchange for exclusivity, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company’s purchase commitments. This agreement does not include a fixed termination date, however, it is cancelable upon mutual agreement by both parties or six months after termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.
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

11. Selected Quarterly Financial Data (Unaudited)
     The following are selected quarterly financial data for the years ended December 31, 2007 and 2006:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
Revenues	$5,716,606	$6,497,290	$6,463,516	$5,891,412
Gross profit	3,262,125	4,109,577	3,910,158	3,394,738
Income from operations	1,630,105	2,112,989	1,914,529	1,481,417
Net income	1,034,909	1,332,352	1,209,609	906,817
Basic net income per share	0.20	0.26	0.23	0.17
Diluted net income per share	0.20	0.25	0.23	0.17

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006(1)
Revenues	$5,066,730	$6,181,386	$6,379,962	$5,797,012
Gross profit	2,950,581	3,849,985	3,855,736	3,399,531
Income from operations	1,408,455	2,165,627	2,188,181	1,800,902
Net income	922,165	1,401,120	1,402,953	1,175,963
Basic net income per share	0.18	0.27	0.27	0.23
Diluted net income per share	0.18	0.27	0.27	0.22

(1)	In the fourth quarter of 2006, the Company recorded $244,000 of revenue related to test kits that were previously sold for which the Company’s obligations to provide service were deemed remote. During 2007, such revenue was recorded on a quarterly basis, which amounted to $189,628 for the full year 2007.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in reports filed with the SEC are recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including to our Chief Executive Office and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
     As required by Rule 13a-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and its Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective for ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Chief Executive Office and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control-Integrated Framework, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2007.
     This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Inherent Limitations on Effectiveness of Controls
     The Company’s management, including its Chief Executive Office and Principal Financial Officer, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives for the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors and instances of fraud, if any, within our company have been or will be prevented or detected. Further, internal controls may become inadequate as a result of changes in conditions, or through the deteriorations of the degree of compliance with policies or procedures.

ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Following is a list that sets forth as of March 18, 2008 the names, ages and positions within the Company of all of the Executive Officers of the Company and the Directors of the Company. Each such director has been nominated for reelection at the Company’s 2008 Annual Meeting, to be held on May 15, 2008 at 3:00 P.M. at the Seaport Hotel, 200 Seaport Boulevard, Boston, Massachusetts.

NAME	AGE	POSITION
Raymond C. Kubacki, Jr.	63	Chairman of the Board, Chief Executive Officer, President,Director

Jennifer Chmieleski	35	Vice President, Controller

William Thistle, Esq.	58	Senior Vice President, General Counsel

Michael I. Schaffer, Ph.D.	63	Vice President, Laboratory Operations

Harry Connick	82	Director, Audit Committee member, Compensation Committee member, Nominating Committee member

Walter S. Tomenson, Jr.	61	Director, Audit Committee member, Compensation Committee member, Nominating Committee member

Fred J. Weinert	60	Director, Audit Committee member, Compensation Committee member, Nominating Committee member
     All Directors hold office until the next annual meeting of stockholders or until their successors are elected. Officers serve at the discretion of the Board of Directors.
     Mr. Kubacki has been the Company’s President and Chief Executive Officer and has served as a director of the Company since 1991. On November 30, 2003 he was elected Chairman of the Board. He is a Director of Protection One, Inc. He is also a trustee of the Center for Excellence in Education based in Washington, DC.
     Ms. Chmieleski joined the Company as Vice President and Controller in October 2007. Prior to joining the Company, she served as Controller and Assistant Controller of Edgewater Technology, Inc. from 1999 to 2007.
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
     Mr. Weinert is an entrepreneur whose current business activities are concentrated in real estate development, theatre and film development. He is the Chief Executive Officer and Chairman of Bella Media Inc. He also serves as the Chief Executive Officer of Bella Cinema LLC, Barrington Services Group, Inc., and San Telmo, Inc. He has served on the Business Advisory Council for the University of Dayton for over 20 years. Mr. Weinert has been a director of the Company since 1991.
     The information required by Item 405 of Regulation S-K will be set forth in the Proxy Statement of the Company relating to the 2008 Annual Meeting of Stockholders to be held on May 15, 2008 and is incorporated herein by reference.
     The Company has a code of ethics that applies to all employees and non-employee directors. This code satisfies the requirements set forth in Item 406 of Regulation S-K and applies to all relevant persons set forth therein. The Company will mail to interested parties a copy of the Code of Ethics upon written request and without charge. Such request shall be made to our General Counsel, 125 Nagog Park, Acton, Massachusetts 01720.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2008 Annual Meeting of Stockholders to be held on May 15, 2008 and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2008 Annual Meeting of Stockholders to be held on May 15, 2008 and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
     The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2008 Annual Meeting of Stockholders to be held on May 15, 2008 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2008 Annual Meeting of Stockholders to be held on May 15, 2008 and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	1.	Financial Statements required by Item 15 are included and indexed in Part II, Item 8

(a)	2.	Financial Statement Schedules included in Part IV of this report. Schedule II is omitted because information is included in Notes to Financial Statements. All other schedules under the accounting regulations of the SEC are not required under the related instructions and are inapplicable and, thus have been omitted.

(a)	3.	See “Exhibit Index” included elsewhere in this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSYCHEMEDICS CORPORATION
By:	/s/ Raymond C. Kubacki, Jr.
Raymond C. Kubacki, Jr.
Chairman, President and Chief Executive Officer

Date: March 24, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below appoints jointly and severally, Raymond C. Kubacki, Jr. and Jennifer Chmieleski and each one of them, his attorneys-in-fact, each with the power of substitution for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that each attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

/s/ Raymond C. Kubacki, Jr.	March 24, 2008

Raymond C. Kubacki, Jr.
Chairman, President and Chief Executive Officer, Director
(Principal Executive Officer)

/s/ Jennifer Chmieleski	March 24, 2008

Jennifer Chmieleski
Vice President, Controller
(Principal Financial and Accounting Officer)

/s/ Harry Connick	March 24, 2008

Harry Connick
Director

/s/ Walter S. Tomenson, Jr.	March 24, 2008

Walter S. Tomenson, Jr.
Director

/s/ Fred J. Weinert	March 24, 2008

Fred J. Weinert
Director

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation filed on August 1, 2002 — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002).

3.2	By-Laws of the Company — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

4.1	Specimen Stock Certificate — (Incorporated by reference from the Registrant’s Registration Statement on Form 8-A filed on July 31, 2002).

10.1
License Agreement with Werner Baumgartner, Ph.D. and Annette Baumgartner dated January 17, 1987 — (Incorporated by reference from the Registrant’s Registration Statement on Form S-18, File No. 33-10186 LA).

10.2*	1989 Employee Stock Option Plan, as amended — (Incorporated by reference from the Registrant’s 1997 Annual Proxy Statement).

10.3*	1989 Non-Qualified Stock Option Plan, as amended (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.4*	1991 Non-Qualified Stock Option Plan — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

10.5
Lease dated October 6, 1992 with Mitchell H. Hersch, et. al with respect to premises in Culver City, California - (Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992).

10.5.1	Security Agreement dated October 6, 1992 with Mitchell H. Hersch et. al — (Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992).

10.5.2	First Amendment to Lease dated with Mitchell H. Hersch, et.al California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.5.3	Second Amendment to Lease dated with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.5.4
Third Amendment to Lease dated December 31, 1997 with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.5.5
Fourth Amendment to Lease dated May 24, 2005 with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.6*	2000 Stock Option Plan, — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002).

10.7*
Change in Control Severance Agreement with Raymond C. Kubacki, Jr. dated November 17, 2003 — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.8*	Change in Control Severance Agreement with William R. Thistle dated March 28, 2005- (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 30, 2005).

10.9*	2006 Equity Incentive Plan — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 17, 2006).

10.10*	Form of Stock Unit Award used with employees and consultants under the 2006 Equity Incentive Plan - (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 17, 2006).

10.11*	Form of Stock Unit Award used with non-employee directors under the 2006 Equity Incentive Plan — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 17, 2006.).

EXHIBIT INDEX

Exhibit Number	Description
23.1	Consent of BDO Seidman LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	management compensation plan or arrangement