Form 10-Q
period 2008-03-31
PSYCHEMEDICS CORP
filed 2008-05-14
CIK 806517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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
Registrant’s telephone number including area code: (978) 206-8220
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes      ☐      No      ☑
The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at May 9, 2008 was 5,216,101.

PSYCHEMEDICS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008

PSYCHEMEDICS CORPORATION
CONDENSED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,310	$6,097
Short-term investments	2,800	3,875
Accounts receivable, net of allowance for doubtful accounts of $235	3,570	3,555
Prepaid expenses and other current assets	1,142	499
Deferred tax assets	457	429

Total current assets	14,279	14,455

Property and equipment
Equipment and leasehold improvements, at cost	10,821	10,793
Less — Accumulated depreciation and amortization	(10,062)	(9,977)

	759	816
Deferred tax asset	231	231
Other assets	62	59

Total assets	$15,331	$15,561

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$337	$489
Accrued expenses	1,013	951
Deferred revenue	212	243

Total current liabilities	1,562	1,683

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock, $0.005 par value; 873 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.005 par value; 50,000 shares authorized, 5,815 shares issued in 2008 and 5,812 shares issued in 2007	29	29
Paid-in capital	26,660	26,540
Less — Treasury stock, at cost, 607 shares in 2008 and 586 shares in 2007	(9,498)	(9,164)
Accumulated deficit	(3,422)	(3,527)

Total shareholders’ equity	13,769	13,878

Total liabilities and shareholders’ equity	$15,331	$15,561

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Revenue	$5,709	$5,717
Cost of revenue	2,387	2,455

Gross profit	3,322	3,262

Expenses:
General and administrative	1,022	832
Marketing and selling	799	705
Research and development	118	95

	1,939	1,632

Operating income	1,383	1,630

Interest income	112	96

Income before income taxes	1,495	1,726

Provision for income taxes	605	691

Net income	$890	$1,035

Basic net income per share	$0.17	$0.20

Diluted net income per share	$0.17	$0.20

Dividends declared per share	$0.15	$0.125

Weighted average common shares outstanding, basic	5,221	5,179

Weighted average common shares outstanding, diluted	5,309	5,265

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$890	$1,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84	86
Deferred income taxes	(28)	(11)
Stock compensation expense	76	31
Changes in operating assets and liabilities:
Accounts receivable	(15)	(266)
Prepaid expenses and other assets	(643)	(323)
Accounts payable	(152)	(271)
Accrued expenses	62	(144)
Deferred revenue	(31)	(32)

Net cash provided by operating activities	243	105

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of short-term investments	1,075	—
Purchases of short-term investments	—	(33)
Increase in other long-term assets	(3)	—
Purchases of property and equipment	(27)	(171)

Net cash provided by (used in) investing activities	1,045	(204)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(785)	(648)
Proceeds from employee stock plans and stock option exercises	44	333
Acquisition of treasury stock	(334)	—
Tax benefit associated with exercise of options	—	22

Net cash used in financing activities	(1,075)	(293)

Net increase (decrease) in cash and cash equivalents	213	(392)
CASH AND CASH EQUIVALENTS, beginning of period	6,097	4,180

CASH AND CASH EQUIVALENTS, end of period	$6,310	$3,788

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
1. Interim Financial Statements
     The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (“the Company,” “our Company,” “our” or “we”) as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008, or any other period.
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
     On March 22, 2006 the Company adopted a new stock-based plan (the “2006 Equity Incentive Plan”) for officers, directors, employees and consultants, which was approved by the Company’s shareholders at the 2006 Annual Shareholders’ meeting. The 2006 Equity Incentive Plan provides for grants of options with terms of up to ten years, grants of restricted stock, issuances of stock bonuses or grants of other stock-based awards, covering up to 250,000 shares of common stock. As of March 31, 2008, 191,300 shares remained available for grant under the 2006 Equity Incentive Plan.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
2. Stock-Based Compensation (continued)
     The Company granted 26,700 stock unit awards (“SUAs”) to certain members of management and its directors on May 11, 2006. The fair value of the SUAs was $16.70 per share, which was the closing price of the Company’s stock on May 11, 2006. The SUAs vest over a period of two to four years and are convertible into an equivalent number of shares of the Company’s common stock provided that the awardee remains continuously employed throughout the vesting periods. Of these 26,700 units, 2,000 were cancelled upon employee termination, 1,950 units vested and shares were issued on April 30, 2007 and 5,200 units vested and shares were issued, net of tax withholdings, on May 11, 2007.
     On May 10, 2007 the Company granted 34,000 SUAs to certain members of management and its directors. The fair value of the SUAs was $18.41 per share, which was the closing price of the Company’s stock on May 10, 2007. The SUAs vest over a period of two to four years and are convertible into an equivalent number of shares of the Company’s common stock provided that the awardee remains continuously employed throughout the vesting periods.
     The Company also has stock option plans that have expired, but from which shares can be issued upon exercise of outstanding options that were granted prior to such expiration. No additional grants of options or other stock-based awards may be made under such expired or terminated plans. Activity for these plans is included in this footnote. Options granted under the plans consisted of both non-qualified and incentive stock options and were granted in each case at an exercise price that was not less than the fair market value of the common stock at the date of grant. These options generally have lives of ten years and vest either immediately or over periods up to four years.
     Under the provisions of SFAS 123R, the Company recorded $76 thousand and $31 thousand of stock-based compensation in the accompanying statements of income for the three months ended March 31, 2008 and 2007, respectively.
     The Company has computed the value of options using the Black-Scholes option pricing model.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
2. Stock-Based Compensation (continued)
     A summary of activity for SUAs under the Company’s 2006 Equity Incentive Plan for the three months ended March 31, 2008 is as follows:

	Number	Aggregate
	of	Intrinsic
	Shares	Value (1)
		(000s)
Outstanding, December 31, 2007	51,550
Granted	—
Terminated	—
Converted to common stock	—

Outstanding, March 31, 2008	51,550	$918

Available for grant, March 31, 2008	191,300

(1)	The aggregate intrinsic value on this table was calculated based on the closing market value of the Company’s stock on March 31, 2008 ($17.80).
     A summary of stock option activity for the Company’s expired stock option plans for the three months ended March 31, 2008 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Life	Value (2)
				(000s)
Outstanding, December 31, 2007	450,034	$15.63
Granted	—	—
Exercised	(3,150)	14.11
Terminated	(5,150)	22.36

Outstanding, March 31, 2008	441,734	$15.57	4.8 years	$1,310

Exercisable, March 31, 2008	441,734	$15.57	4.8 years	$1,310

Available for grant, March 31, 2008	—

(2)	The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on the March 31, 2008 ($17.80) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
2. Stock-Based Compensation (continued)
     The total intrinsic value of stock options exercised, calculated based on the amount by which the market value of the Company’s stock at the time of exercise exceeded the exercise price, was $5 thousand and $66 thousand during the three months ended March 31, 2008 and 2007, respectively.
     As of March 31, 2008, a total of 684,584 shares of common stock were reserved for issuance under the various stock option and stock-based plans. As of March 31, 2008, the unamortized fair value of awards relating to SUAs was $649 thousand.
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
     Basic and diluted weighted average common shares outstanding are as follows:

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)
Weighted average common shares	5,221	5,179
Common equivalent shares	88	86

Weighted average common shares outstanding, assuming dilution	5,309	5,265

     For the three months ended March 31, 2008 and 2007, options to purchase 155 thousand and 137 thousand common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
3. Revenue Recognition
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
     Deferred revenue represents payments received in advance of the performance of drug testing procedures, generally in relation to the personal drug testing kits PDT-90. Deferred revenue is recognized as revenue when the underlying test results are delivered. With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance. Revenue is then recognized when the Company can reasonably, reliably and objectively determine that it is remote that performance will be required for an estimable portion of transactions. The Company recorded $29 thousand and $49 thousand of revenue in the results of operations for the three months ended March 31, 2008 and 2007, respectively, related to test kits that were sold for which the Company’s obligations to provide service were deemed remote.
     At March 31, 2008 and December 31, 2007, the Company had deferred revenue of approximately $212 thousand and $243 thousand, respectively, reflecting sales of its personal drug testing service for which the performance of the related test had not yet occurred and future obligations were not deemed remote.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
5. Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and has been adopted by the Company in 2008 without material effect on the Company’s financial position or results of operations.
     In February 2008, the FASB issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) that defers the effective date of applying the provisions of SFAS 157 to the fair value measurement of nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (or at least annually), until fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect that the adoption of FSP 157-2 will have on its results of operations and financial condition but does not expect it to have a material impact.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) including an amendment of FASB Statement No. 115. SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. The Company adopted SFAS 159 beginning in the first quarter of 2008, without material effect on the Company’s financial position or results of operations
     In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations (“SFAS 141(R)). The statement retains the fundamental requirements of SFAS No. 141, but requires the recognition of all assets acquired and liabilities assumed in a business combination at their fair values as of the acquisition date. It also requires the recognition of assets acquired and liabilities assumed arising from contractual contingencies at their acquisition date fair values. Additionally, SFAS No. 141(R) supersedes FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, which required research and development assets acquired in a business combination that have no alternative future use to be measured at their fair values and expensed at the acquisition date. SFAS No. 141(R) now requires that purchased research and development be recognized as an intangible asset. The Company is required to adopt SFAS No. 141(R) prospectively for any acquisition on or after January 1, 2009. Early adoption is prohibited. The impact of adopting this pronouncement will be limited to business combinations occurring on or after January 1, 2009.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
5. Recent Accounting Pronouncements (continued)
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
7. Subsequent Event — Dividends
     On April 30, 2008, the Company declared a quarterly dividend of $0.17 per share, which will be paid on June 20, 2008 to shareholders of record on June 6, 2008.

Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FACTORS THAT MAY AFFECT FUTURE RESULTS
From time to time, information provided by the Company or statements made by its employees may contain “forward-looking” information which involves risks and uncertainties. In particular, statements contained in this report which are not historical facts (including, but not limited to, the Company’s expectations regarding earnings, earnings per share, revenues, dividends, future business, growth opportunities, new accounts, customer base, test volume, sales and marketing strategy, business strategy, general and administrative expenses, marketing and selling expenses, research and development expenses, anticipated operating results, strategies with respect to governmental agencies and regulations, cost savings, capital expenditures and anticipated cash requirements) may be “forward-looking” statements. The Company’s actual results may differ from those stated in any “forward-looking” statements. Factors that may cause such differences include, but are not limited to, risks associated with the expansion of the Company’s sales and marketing team, employee hiring practices of the Company’s principal customers, development of markets for new products and services offered by the Company, the economic health of principal customers of the Company, financial and operational risks associated with possible expansion of testing facilities used by the Company, government regulation (including, but not limited to, Food and Drug Administration regulations), competition and general economic conditions. With respect to the continued payment of cash dividends, factors include, but are not limited to, available surplus, cash flow, capital expenditure reserves required, and other factors that the Board of Directors of the Company may take into account.
OVERVIEW
     Psychemedics Corporation was incorporated in 1986. The Company is the world’s largest provider of hair testing for drugs of abuse, utilizing a patented hair analysis method involving radioimmunoassay technology and confirmation by mass spectrometry to analyze human hair to detect abused substances. The Company’s customers include Fortune 500 companies, as well as small to mid-size corporations, schools and governmental entities located primarily in the United States.
     Revenue for the first quarter of 2008 was $5.7 million, essentially matching revenue for the first quarter of 2007. The Company reported net income of $0.17 per share in the quarter ended March 31, 2008. At March 31, 2008, the Company had $9.1 million of cash, cash equivalents and short-term investments. The Company distributed $785 thousand or $0.15 per share of cash dividends to its shareholders in the first quarter of 2008. The Company has paid forty-six consecutive quarterly cash dividends.
RESULTS OF OPERATIONS
Revenue was $5.7 million for each of the three months ended March 31, 2008 and March 31, 2007. Testing volume from new and existing clients increased by 1% for the three months ended March 31, 2008, while the average revenue per sample decreased 1% during the same period.

Gross profit increased $59 thousand to $3.32 million for the three months ended March 31, 2008, compared to $3.26 million for the comparable period of 2007. Direct costs decreased by 3% for the three months ended March 31, 2008 compared to the same period in 2007, mainly due to decreased labor and associated costs. The gross profit margin increased to 58.2% for the three months ended March 31, 2008 compared to 57.1% for the comparable period of 2007.
General and administrative (“G&A”) expenses were $1.0 million for the three months ended March 31, 2008 as compared to $0.8 million for the comparable period of 2007, representing an increase of 23%. The increase in general and administrative expenses was due primarily to an increase in legal fees and stock-based compensation. As a percentage of revenue, G&A expenses were 18% and 15% for the three months ended March 31, 2008 and 2007, respectively.
Marketing and selling expenses were $799 thousand for the three months ended March 31, 2008 as compared to $705 thousand for the three months ended March 31, 2007, an increase of 13%. The variation in marketing and selling expenses was primarily due to higher sales staffing levels and related staffing expenses. Total marketing and selling expenses represented 14% and 12% of revenue for the three months ended March 31, 2008 and 2007, respectively.
Research and development (“R&D”) expenses for the three months ended March 31, 2008 were $118 thousand, compared to $95 thousand for the comparable period of 2007, an increase of 24%. The increase was due to increased staffing and the cost of supplies for several scientific research projects. R&D expenses represented 2% of revenue for both periods presented.
Interest income for the three months ended March 31, 2008 increased by $16 thousand when compared to the same period of 2007. Interest income represented interest and dividends earned on cash equivalents and short-term investments. A higher combined cash and investment balance as of March 31, 2008 compared to March 31, 2007, combined with a higher-yielding investment mix in 2008 as compared to 2007 caused the increase in interest income.
During the three months ended March 31, 2008, the Company recorded a tax provision of $605 thousand, representing an effective tax rate of 40.5%. During the three months ended March 31, 2007, the Company recorded a tax provision of $691 thousand, representing an effective tax rate of 40.1%.
LIQUIDITY AND CAPITAL RESOURCES
     At March 31, 2008, the Company had approximately $9.1 million of cash, cash equivalents and short-term investments. The Company’s operating activities provided net cash of $243 thousand for the three months ended March 31, 2008. Investing activities provided $1.0 million in the three month period while financing activities used a net amount of $1.1 million during the period.
     Cash provided by operating activities of $243 thousand reflects net income of $890 thousand adjusted for depreciation and amortization of $84 thousand and stock-based compensation of $76 thousand, offset by an increase in prepaid expenses of $643 thousand and a decrease in accounts payable of $152 thousand.

     Capital expenditures in the first three months of 2008 were $27 thousand. The expenditures primarily consisted of new equipment, including laboratory and computer equipment. The Company believes that within the next two to five years it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $5 million, which the Company expects to fund primarily through its operating cash flows.
     During the three months ended March 31, 2008, the Company distributed $785 thousand in cash dividends to its shareholders. The Company repurchased 20,600 shares for treasury during the three months ended March 31, 2008 for $334 thousand. The Company has authorized 500,000 shares for repurchase since June of 1998, of which 489,351 shares have been repurchased. In March 2008, the Board of Directors of the Company also authorized, under a new repurchase program, 250,000 shares for repurchase.
     Contractual obligations as of March 31, 2008 were as follows:

	Less Than	1-3	4-5	After 5
	One Year	Years	years	Years	Total
	(in thousands)
Operating leases	$524	$1,166	$289	$—	$1,979
Purchase commitment	455	—	—	—	455

	$979	$$1,166	$289	$—	$2,434
          Purchase Commitment
     The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier in exchange for variable annual payments based upon prior year purchases. Purchases amounted to $152 thousand for the three months ended March 31, 2008 as compared to $147 thousand for the comparable period of 2007. The Company expects to purchase approximately $455 thousand for the remainder of 2008. In exchange for exclusivity, among other things, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company’s purchase commitments. This agreement does not include a fixed termination date; however, it is cancelable upon mutual agreement by both parties or six months after termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.
     At March 31, 2008, the Company’s principal sources of liquidity included an aggregate of approximately $9.1 million of cash, cash equivalents and short-term investments. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could potentially include joint ventures, issuances of common stock or debt financing, although the Company does not have any such plans at this time. At March 31, 2008, the Company had no long-term debt.

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
     Deferred revenue represents payments received in advance of the performance of drug testing procedures, generally in relation to the personal drug testing kits PDT-90. Deferred revenue is recognized as revenue when the underlying test results are delivered. With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance. Revenue is then recognized when the Company can reasonably, reliably and objectively determine that it is remote that performance will be required for an estimable portion of transactions. The Company recorded $29 thousand and $49 thousand of revenue in the results of operations for the three months ended March 31, 2008 and 2007, respectively, related to test kits that were sold for which the Company’s obligations to provide service were deemed remote.
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
     The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. Interest and penalties related to income tax matters are recognized as a general and administrative expense. The Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued as of March 31, 2008 or December 31, 2007. The Company does not expect the unrecognized tax benefits to change significantly over the next twelve months.
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
     Our short-term investments consist of high-grade (AAA rated) Taxable Auction Rate Preferred, 7 and 28 day Dutch auction securities and government obligations. The Dutch auction process resets the applicable interest rates at prescribed calendar intervals and is intended to provide liquidity to the holders of auction rate securities by matching buyers and sellers in a market context, enabling the holders to gain immediate liquidity by selling such securities at par, or rolling over their investment. If there is an imbalance between buyers and sellers, there is a risk of a failed auction. Due to recent credit issues experienced by short-term funding markets, some of these securities have failed at auction subsequent to December 31, 2007. An auction failure is not a default, and in some cases it could reset the applicable interest rates to a higher rate as outlined by the security. We do not currently intend to liquidate these investments at below par value or prior to a reset date. However, if the global credit market continues to deteriorate, we could determine that some of our investments are impaired. We will assess the fair value of these securities at the end of each quarter to determine if an impairment charge may be required. Based on our ability to access our cash and cash equivalents, our expected operating cash flows and our other sources of cash, we do not anticipate that any lack of liquidity related to these securities will materially affect our ability to operate our business.
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

PART II OTHER INFORMATION
Item 1A. Risk Factors
     There have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table presents the aggregate quarterly purchases during the first quarter of 2008:

			Total number of	Maximum
			shares	number of
		Average	purchased as	shares that may
	Total	price	part of publicly	yet be
	number	paid	announced	purchased
	of shares	per	repurchase	under the
Month	purchased	share	programs	programs (1),(2)

February	12,499	$16.10	12,499	18,750
March	8,101	16.46	8,101	260,649

Total	20,600	$16.24	20,600

(1)	In 1994 and various dates since then, most recently May 14, 2003, the Board of Directors authorized 500,000 shares of the Company’s common stock for repurchase. From inception through March 31, 2008, we repurchased 489,351 shares of our common stock.

(2)	On March 18, 2008, the Board of Directors authorized a new repurchase program. Under the 2008 program, the Company is authorized to repurchase up to an additional 250,000 shares of the Company’s common stock, subject to certain market conditions. As of March 31, 2008, there have been no repurchases made under this program.
Item 6. Exhibits
     See Exhibit Index included in this Report

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation

Date: May 14, 2008	By:	/s/ Raymond C. Kubacki, Jr.

Raymond C. Kubacki, Jr.
Chairman and Chief Executive Officer
(principal executive officer)

Date: May 14, 2008	By:	/s/ Jennifer Chmieleski

Jennifer Chmieleski
Vice President and Controller
(principal accounting officer)

PSYCHEMEDICS CORPORATION
FORM 10-Q
March 31, 2008
EXHIBIT INDEX