Form 10-Q
period 2008-06-30
PSYCHEMEDICS CORP
filed 2008-08-12
CIK 806517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐     No ☑
The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at August 5, 2008 was 5,230,761.

PSYCHEMEDICS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008

PSYCHEMEDICS CORPORATION
CONDENSED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,118	$6,097
Short-term investments	200	3,875
Accounts receivable, net of allowance for doubtful accounts of $238 in 2008 and $235 in 2007	3,876	3,555
Prepaid expenses and other current assets	955	499
Deferred tax assets	491	429

Total current assets	12,640	14,455

Property and equipment
Equipment and leasehold improvements, at cost	10,838	10,793
Less — Accumulated depreciation and amortization	(10,143)	(9,977)

	695	816
Deferred tax asset	231	231
Long-term investments	2,200	—
Other assets	77	59

Total assets	$15,843	$15,561

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$583	$489
Accrued expenses	965	951
Deferred revenue	193	243

Total current liabilities	1,741	1,683

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $0.005 par value; 873 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.005 par value; 50,000 shares authorized, 5,843 shares issued in 2008 and 5,812 shares issued in 2007	29	29
Paid-in capital	26,897	26,540
Less — Treasury stock, at cost, 610 shares in 2008 and 586 shares in 2007	(9,545)	(9,164)
Accumulated deficit	(3,279)	(3,527)

Total shareholders’ equity	14,102	13,878

Total liabilities and shareholders’ equity	$15,843	$15,561

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue	$6,211	$6,497	$11,920	$12,214
Cost of revenue	2,435	2,387	4,822	4,842

Gross profit	3,776	4,110	7,098	7,372

Expenses:
General and administrative	1,095	1,029	2,117	1,861
Marketing and selling	902	807	1,701	1,512
Research and development	120	161	238	256

	2,117	1,997	4,056	3,629

Operating income	1,659	2,113	3,042	3,743

Interest income	73	101	185	197

Income before income taxes	1,732	2,214	3,227	3,940

Provision for income taxes	699	882	1,304	1,573

Net income	$1,033	$1,332	$1,923	$2,367

Basic net income per share	$0.20	$0.26	$0.37	$0.46

Diluted net income per share	$0.20	$0.25	$0.36	$0.45

Dividends declared per share	$0.17	$0.15	$0.32	$0.275

Weighted average common shares outstanding, basic	5,224	5,172	5,222	5,191

Weighted average common shares outstanding, diluted	5,286	5,265	5,281	5,282

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,923	$2,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	166	173
Deferred income taxes	(62)	(31)
Stock compensation expense	166	87
Changes in operating assets and liabilities:
Accounts receivable	(321)	(970)
Prepaid expenses and other assets	(456)	(100)
Accounts payable	94	(54)
Accrued expenses	14	(98)
Deferred revenue	(50)	(28)

Net cash provided by operating activities	1,474	1,346

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of investments	1,475	—
Purchases of investments	—	(92)
Increase in other long-term assets	(18)	—
Purchases of property and equipment	(45)	(302)

Net cash provided by (used in) investing activities	1,412	(394)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,675)	(1,430)
Proceeds from employee stock plans and stock option exercises	180	493
Acquisition of treasury stock	(381)	—
Tax benefit associated with exercise of options	11	37

Net cash used in financing activities	(1,865)	(900)

Net increase in cash and cash equivalents	1,021	52
CASH AND CASH EQUIVALENTS, beginning of period	6,097	4,180

CASH AND CASH EQUIVALENTS, end of period	$7,118	$4,232

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$1,468	$1,433

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
1. Interim Financial Statements
     The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (“the Company,” “our Company,” “our” or “we”) as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three and six months ended June 30, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008, or any other period.
2. Investments
     As of June 30, 2008, our investments consisted of high-grade (AAA rated) Taxable Auction Rate Preferred, 7 and 28 day Dutch auction securities and government obligations. The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Under SFAS 115, investments that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost, which approximates fair market value. All short-term and long-term investments were classified as held-to-maturity at June 30, 2008 and December 31, 2007. The Company does not use derivative financial instruments for speculative or trading purposes.
     The Dutch auction process resets the applicable interest rates at prescribed calendar intervals and is intended to provide liquidity to the holders of auction rate securities by matching buyers and sellers in a market context, enabling the holders to gain immediate liquidity by selling such securities at par, or rolling over their investment. If there is an imbalance between buyers and sellers, there is a risk of a failed auction. Due to recent credit issues experienced by short-term funding markets, some of these securities have failed at auction during the first six months of 2008. An auction failure is not a default, and in some cases it could reset the applicable interest rates to a higher rate as outlined by the security. We do not currently intend to liquidate these investments at below par value or prior to a reset date. However, if the global credit market continues to deteriorate, we could determine that some of our investments are impaired. We will assess the fair value of these securities at the end of each quarter to determine if an impairment charge may be required. Based on our ability to access our cash and cash equivalents, our expected operating cash flows and our other sources of cash, we do not anticipate that any lack of liquidity related to these securities will materially affect our ability to operate our business.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
2. Investments (continued)
     Auction failures and the resulting lack of liquidity are affecting the entire auction rate securities market and we are currently unable to determine whether these conditions will be temporary. Some issuers have recently refinanced their auction rate securities and other issuers are in the process of doing so. Since we are unable to determine when these securities will become liquid, we have reclassified certain auction rate securities as long-term investments on our condensed balance sheet at June 30, 2008 amounting to $2.2 million. We intend to hold our auction rate securities until they can be sold at their face value.
3. Stock-Based Compensation
     The Company’s 2006 Equity Incentive Plan, adopted in March 2006, provides for the grant or issuance to officers, directors, employees and consultants of options with terms of up to ten years, restricted stock, issuances of stock bonuses or other stock-based awards, covering up to 250,000 shares of common stock. As of June 30, 2008, 158,700 shares remained available for grant under the 2006 Equity Incentive Plan.
     The Company granted 32,600 stock unit awards (“SUAs”) to certain members of management and its directors on May 15, 2008. The Company granted 34,000 SUAs to certain members of management and its directors on May 10, 2007. The fair value of the SUAs was determined by the closing price on the date of grant. The SUAs vest over a period of two to four years and are convertible into an equivalent number of shares of the Company’s common stock provided that the awardee remains continuously employed throughout the vesting periods. The Company records compensation expense related to the SUAs on a straight-line basis over the vesting term of the SUA. Employees are issued shares upon vesting, net of tax withholdings.
     A summary of activity for SUAs under the Company’s 2006 Equity Incentive Plan for the six months ended June 30, 2008 is as follows:

	Number	Aggregate
	of	Intrinsic
	Shares	Value (1)
		(000s)
Outstanding, December 31, 2007	51,550
Granted	32,600
Terminated	—
Converted to common stock	(17,150)

Outstanding, June 30, 2008	67,000	$1,099

Available for grant, June 30, 2008	158,700

(1)	The aggregate intrinsic value on this table was calculated based on the closing market price of the Company’s stock on June 30, 2008 ($16.40).

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
3.	Stock-Based Compensation (continued)
     The Company also has stock option plans that have expired, but from which shares can be issued upon exercise of outstanding options that were granted prior to such expiration.
     Under the provisions of SFAS 123R, the Company recorded $90 thousand and $55 thousand of stock-based compensation in the accompanying statements of income for the three months ended June 30, 2008 and 2007, respectively. The Company recorded $166 thousand and $87 thousand of stock-based compensation for the six months ended June 30, 2008 and 2007, respectively.
     The Company has computed the value of options using the Black-Scholes option pricing model.
     A summary of stock option activity for the Company’s expired stock option plans for the six months ended June 30, 2008 is as follows:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price Per	Contractual	Intrinsic
	Shares	Share	Life	Value (2)
				(000s)
Outstanding, December 31, 2007	450,034	$15.63
Granted	—	—
Exercised	(18,139)	13.93
Terminated	(39,785)	20.51

Outstanding, June 30, 2008	392,110	$15.22	4.9 years	$743

Exercisable, June 30, 2008	392,110	$15.22	4.9 years	$743

Available for grant, June 30, 2008	—

(2)	The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on June 30, 2008 ($16.40) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option.
     The total intrinsic value of stock options exercised, calculated based on the amount by which the market value of the Company’s stock at the time of exercise exceeded the exercise price, was $60 thousand and $68 thousand during the three months ended June 30, 2008 and 2007, respectively. The total intrinsic value of stock options exercised was $65 thousand and $163 thousand during the six months ended June 30, 2008 and 2007, respectively.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
3. Stock-Based Compensation (continued)
     As of June 30, 2008, a total of 617,810 shares of common stock were reserved for issuance under the various stock option and stock-based plans. As of June 30, 2008, the unamortized fair value of awards relating to SUAs was $578 thousand.
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
     Basic and diluted weighted average common shares outstanding are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(in thousands)

Weighted average common shares	5,224	5,172	5,222	5,191
Common equivalent shares	62	93	59	91

Weighted average common shares outstanding, assuming dilution	5,286	5,265	5,281	5,282

     For the three months ended June 30, 2008 and 2007, options to purchase 123 thousand and 98 thousand common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive. For the six months ended June 30, 2008 and 2007, options to purchase 142 thousand and 98 thousand common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.
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

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
5. Revenue Recognition (continued)
     The Company recognizes revenue under Emerging Issue Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. In accordance with EITF 00-21, the Company considers testing, training and storage elements as one unit of accounting for revenue recognition purposes, as the training and storage costs are de minimis and do not have stand-alone value to the customer. The Company recognizes revenue as the service is performed and reported to the customer, since the predominant deliverable in each arrangement is the testing of the units.
     The Company also provides expert testimony, when and if necessary, to support the results of the tests, which is generally billed separately and recognized as the services are provided.
     Deferred revenue represents payments received in advance of the performance of drug testing procedures, generally in relation to the personal drug testing kits PDT-90. Deferred revenue is recognized as revenue when the underlying test results are delivered. With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance. Revenue is then recognized when the Company can reasonably, reliably and objectively determine that it is remote that performance will be required for an estimable portion of transactions. The Company recorded $21 thousand and $11 thousand of revenue in the results of operations for the three months ended June 30, 2008 and 2007, respectively, related to test kits that were sold for which the Company’s obligations to provide service were deemed remote. The Company recorded $50 thousand and $60 thousand of revenue in the results of operations for the six months ended June 30, 2008 and 2007, respectively, related to test kits that were sold for which the Company’s obligations to provide service were deemed remote.
     At June 30, 2008 and December 31, 2007, the Company had deferred revenue of approximately $193 thousand and $243 thousand, respectively, reflecting sales of its personal drug testing service for which the performance of the related test had not yet occurred and future obligations were not deemed remote.
6. Fair Value Measurements
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

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
6. Fair Value Measurements (continued)
     SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy prioritizes the inputs in three broad levels as follows:
•	Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities

•	Level 2 inputs are quoted prices for similar assets and liabilities in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•	Level 3 inputs are prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
     A financial assets or liability’s classification within the hierarchy is determined based on the lowest level of any input that is significant to the fair value measurement.
     The financial assets of the Company measured at fair value on a recurring basis are cash and cash equivalents and investments. The Company’s cash and cash equivalents and investments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker dealer quotations or alternative pricing sources with reasonable levels of price transparency.
     Our auction rate securities were measured at fair value using level 2 and level 3 inputs as of June 30, 2008. As a result of continued auction failures, quoted prices for our auction rate securities did not exist at June 30, 2008. Auction rate securities which became successfully auctioned subsequent to June 30, 2008 were measured using level 2 inputs, while the remaining balance of our auction rate securities were measured using level 3 inputs. Since it is the intent of the Company to hold our auction rate securities until they can be sold at their face value, the Company has valued our remaining auction rate securities based on their face value. See “Note 2. Investments” for additional information on our auction rate securities.
     The following table summarizes the Company’s cash and cash equivalents, short-term investments and long-term investments which are measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS 157, these are classified based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets at Fair Value
Cash and cash equivalents	$7,118	$—	$—	$7,118
Short-term investments	—	200	—	200
Long-term investments	—	—	2,200	2,200

	$7,118	$200	$2,200	$9,518

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
6. Fair Value Measurements (continued)
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
7. Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) including an amendment of FASB Statement No. 115. SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. The Company adopted SFAS 159 beginning in the first quarter of 2008, without material effect on the Company’s financial position or results of operations
     In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations (“SFAS 141(R)”). The statement retains the fundamental requirements of SFAS No. 141, but requires the recognition of all assets acquired and liabilities assumed in a business combination at their fair values as of the acquisition date. It also requires the recognition of assets acquired and liabilities assumed arising from contractual contingencies at their acquisition date fair values. Additionally, SFAS 141(R) supersedes FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, which required research and development assets acquired in a business combination that have no alternative future use to be measured at their fair values and expensed at the acquisition date. SFAS 141(R) now requires that purchased research and development be recognized as an intangible asset. The Company is required to adopt SFAS 141(R) prospectively for any acquisition on or after January 1, 2009. Early adoption is prohibited. The impact of adopting this pronouncement will be limited to business combinations occurring on or after January 1, 2009.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
7. Recent Accounting Pronouncements (continued)
     In December 2007, the FASB issued SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”) which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact that SFAS 160 will have on the Company’s future results of operations and financial condition.
8. Contingencies
     The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. The Company believes that based upon information available to the Company at this time, the expected outcome of these matters would not have a material impact on the Company’s results of operations or financial condition.
9. Subsequent Event — Dividends
     On July 28, 2008, the Company declared a quarterly dividend of $0.17 per share, which will be paid on September 19, 2008 to shareholders of record on September 5, 2008.

Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FACTORS THAT MAY AFFECT FUTURE RESULTS
From time to time, information provided by the Company or statements made by its employees may contain “forward-looking” information which involves risks and uncertainties. In particular, statements contained in this report which are not historical facts (including, but not limited to, the Company’s expectations regarding earnings, earnings per share, revenues, operating cash flows, dividends, future business, growth opportunities, new accounts, customer base, test volume, sales and marketing strategy, business strategy, general and administrative expenses, marketing and selling expenses, research and development expenses, anticipated operating results, strategies with respect to governmental agencies and regulations, cost savings, capital expenditures, liquidity of investments and anticipated cash requirements) may be “forward-looking” statements. The Company’s actual results may differ from those stated in any “forward-looking” statements. Factors that may cause such differences include, but are not limited to, risks associated with the expansion of the Company’s sales and marketing team, employee hiring practices of the Company’s principal customers, development of markets for new products and services offered by the Company, the economic health of principal customers of the Company, global credit market volatility, financial and operational risks associated with possible expansion of testing facilities used by the Company, government regulation (including, but not limited to, Food and Drug Administration regulations), competition and general economic conditions. With respect to the continued payment of cash dividends, factors include, but are not limited to, available surplus, cash flow, capital expenditure reserves required, and other factors that the Board of Directors of the Company may take into account.
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
     Revenue for the second quarter of 2008 was $6.2 million, a decrease of 4% from second quarter 2007 revenue of $6.5 million. Revenue for the six months ended June 30, 2008 was $11.9 million, representing a decrease of 2% in revenue from the comparable period of 2007 of $12.2 million. The Company reported net income of $0.20 and $0.36 per diluted share for the three and six months ended June 30, 2008. At June 30, 2008, the Company had $9.5 million of cash, cash equivalents and investments. The Company distributed $1.7 million or $0.32 per share of cash dividends to its shareholders in the six months ended June 30, 2008. The Company has paid forty-seven consecutive quarterly cash dividends.

RESULTS OF OPERATIONS
Revenue was $6.2 million for three months ended June 30, 2008 compared to revenue of $6.5 million for the three months ended June 30, 2007, representing a decrease of 4%. Revenue was $11.9 million for the six months ended June 30, 2008, down 2% when compared to revenue of $12.2 million for the comparable period in 2007. The decrease in revenue for the three months ended June 30, 2008 was a result of a decrease in testing volume from new and existing clients of 5%, while the average revenue per sample increased 1% during the same period. The decrease in revenue for the six months ended June 30, 2008 was a result of a decrease in testing volume from new and existing clients of 2%, while the average revenue per sample decreased less than 1%.
Gross profit decreased $334 thousand to $3.8 million for the three months ended June 30, 2008, compared to $4.1 million for the three months ended June 30, 2007. Direct costs increased by 2% for the three months ended June 30, 2008 compared to the same period in 2007, mainly due to increased expenses related to laboratory supplies. The gross profit margin decreased to 61% for the three months ended June 30, 2008 compared to 63% for the comparable period of 2007. Gross profit for the six months ended June 30, 2008 decreased $274 thousand to $7.1 million compared to $7.4 million for the comparable period in 2007. Direct costs decreased by less than 1% for the six months ended June 30, 2008 when compared to the same period in 2007, mainly due to decreased labor and associated costs. The gross profit margin remained at 60% for both the six month periods ended June 30, 2008 and 2007.
General and administrative (“G&A”) expenses were $1.1 million for the three months ended June 30, 2008 as compared to $1.0 million for the comparable period of 2007, representing an increase of 6%. As a percentage of revenue, G&A expenses were 18% and 16% for the three months ended June 30, 2008 and 2007, respectively. The increase in general and administrative expenses for the three months ended June 30, 2008 was due primarily to an increase in legal fees and stock-based compensation, net of a decrease in staffing expenses. General and administrative expenses were $2.1 million for the six months ended June 30, 2008 compared to $1.9 million for the comparable period in 2007, representing a 14% increase. As a percentage of revenue, G&A expenses were 18% and 15% for the six months ended June 30, 2008 and 2007, respectively. The increase in general and administrative expenses for the six months ended June 30, 2008 was due to an increase in legal fees and stock based compensation expenses.
Marketing and selling expenses were $902 thousand for the three months ended June 30, 2008 as compared to $807 thousand for the three months ended June 30, 2007, an increase of 12%. Marketing and selling expenses were $1.7 million for the six months ended June 30, 2008 as compared to $1.5 million for the comparable period in 2007, an increase of 13%. Total marketing and selling expenses represented 15% and 12% of revenue for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, marketing and selling expenses represented 14% and 12% of revenue, respectively. The increase in marketing and selling expenses for both the three and six month periods ended June 30, 2008 was due to higher staffing levels and related expenses.

Research and development (“R&D”) expenses for the three months ended June 30, 2008 were $120 thousand, compared to $161 thousand for the comparable period of 2007, an decrease of 26%. Research and development expenses for the six months ended June 30, 2008 were $238 thousand compared to $256 thousand, a decrease of 7%. The decrease for both the three and six month periods ended June 30, 2008 was due to the initial material costs of several scientific projects in 2007, which were not incurred in 2008. R&D expenses represented 2% of revenue for all periods reported.
Interest income for the three months ended June 30, 2008 decreased by $28 thousand to $73 thousand when compared to the same period of 2007 in which interest income was $101 thousand. Interest income for the six months ended June 30, 2008 decreased $12 thousand to $185 thousand as compared to $197 thousand for the same period in 2007. Interest income represented interest and dividends earned on cash and cash equivalents and investments. Decreasing interest rates on our mix of cash, cash equivalents and investments caused the decrease in interest income for both the three and six month periods ended June 30, 2008.
Provision for income taxes During the three and six months ended June 30, 2008, the Company recorded a tax provision of $699 thousand and $1.3 million, respectively, representing an effective tax rate of 40.4% for both periods. During the three and six months ended June 30, 2007, the Company recorded a tax provision of $882 thousand and $1.6 million, respectively. These provisions represented effective tax rates of 39.8% and 39.9% for the three and six month periods ended June 30, 2007, respectively.
LIQUIDITY AND CAPITAL RESOURCES
     At June 30, 2008, the Company had approximately $7.3 million of cash, cash equivalents and short-term investments. The Company’s operating activities provided net cash of $1.5 million for the six months ended June 30, 2008. Investing activities provided $1.4 million in the six month period while financing activities used a net amount of $1.9 million during the period.
     Cash provided by operating activities of $1.5 million reflected net income of $1.9 million adjusted for depreciation and amortization of $166 thousand and stock-based compensation of $166 thousand, offset by an increase in accounts receivable of $321 thousand and an increase in prepaid expenses of $456 thousand.
     Cash provided by investing activities of $1.4 million mainly reflects the redemptions of our investments of $1.5 million. These redemptions represented amounts of auction rate securities which were successfully auctioned subsequent to December 31, 2007. It is the Company’s intention to hold all current auction rate securities until such time as they can be sold at their face value. Investing activities also consisted of capital expenditures of $45 thousand in the first six months of 2008. The expenditures primarily consisted of new equipment, including laboratory and computer equipment. The Company believes that within the next two to five years it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $5 million, which the Company expects to fund primarily through its operating cash flows.

     During the six months ended June 30, 2008, the Company distributed $1.7 million in cash dividends to its shareholders. The Company repurchased 23,505 shares for treasury during the six months ended June 30, 2008 for $381 thousand. The Company has authorized 500,000 shares for repurchase since June of 1998, of which 492,256 shares have been repurchased. In March 2008, the Board of Directors of the Company also authorized, under a new repurchase program, an additional 250,000 shares for repurchase.
     Contractual obligations as of June 30, 2008 were as follows:

	Less Than One Year	1-3 Years	4-5 years	After 5 Years	Total
		(in thousands)
Operating leases	$530	$1,030	$289	$—	$1,849
Purchase commitment	303	—	—	—	303

	$833	$1,030	$289	$—	$2,152

     The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier in exchange for variable annual payments based upon prior year purchases. Purchases amounted to $303 thousand for the six months ended June 30, 2008 as compared to $294 thousand for the comparable period of 2007. The Company expects to purchase approximately $303 thousand for the remainder of 2008. In exchange for exclusivity, among other things, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company’s purchase commitments. This agreement does not include a fixed termination date; however, it is cancelable upon mutual agreement by both parties or six months after termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.
     At June 30, 2008, the Company’s principal sources of liquidity included an aggregate of approximately $7.3 million of cash, cash equivalents and short-term investments. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could potentially include joint ventures, issuances of common stock or debt financing, although the Company does not have any such plans at this time. At June 30, 2008, the Company had no long-term debt.
     In addition to the $7.3 million of cash, cash equivalents and short-term investments, the Company also has $2.2 million (face value) of investments in auction rate securities, which were classified as long-term investments at June 30, 2008 on our condensed balance sheet. The Company intends to hold these auction rate securities until they can be sold at their face value. Based on our ability to access our cash and cash equivalents, our expected operating cash flows and our other sources of cash, we do not anticipate that any lack of liquidity related to these securities will materially affect our ability to operate our business.

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
     The Company recognizes revenue under Emerging Issue Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. In accordance with EITF 00-21, the Company considers testing, training and storage elements as one unit of accounting for revenue recognition purposes, as the training and storage costs are de minimis and do not have stand-alone value to the customer. The Company recognizes revenue as the service is performed and reported to the customer, since the predominant deliverable in each arrangement is the testing of the units.
     The Company also provides expert testimony, when and if necessary, to support the results of the tests, which is generally billed separately and recognized as the services are provided.
     Deferred revenue represents payments received in advance of the performance of drug testing procedures, generally in relation to the personal drug testing kits PDT-90. Deferred revenue is recognized as revenue when the underlying test results are delivered. With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance. Revenue is then recognized when the Company can reasonably, reliably and objectively determine that it is remote that performance will be required for an estimable portion of transactions. The Company recorded $21 thousand and $11 thousand of revenue in the results of operations for the three months ended June 30, 2008 and 2007, respectively, related to test kits that were sold for which the Company’s obligations to provide service were deemed remote. The Company recorded $50 thousand and $60 thousand of revenue in the results of operations for the six months ended June 30, 2008 and 2007, respectively, related to test kits that were sold for which the Company’s obligations to provide service were deemed remote.
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
     The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. Interest and penalties related to income tax matters are recognized as a general and administrative expense. The Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued as of June 30, 2008 or December 31, 2007. The Company does not expect the unrecognized tax benefits to change significantly over the next twelve months.
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
     Our investments consist of high-grade (AAA rated) Taxable Auction Rate Preferred, 7 and 28 day Dutch auction securities and government obligations. The Dutch auction process resets the applicable interest rates at prescribed calendar intervals and is intended to provide liquidity to the holders of auction rate securities by matching buyers and sellers in a market context, enabling the holders to gain immediate liquidity by selling such securities at par, or rolling over their investment. If there is an imbalance between buyers and sellers, there is a risk of a failed auction. Due to recent credit issues experienced by short-term funding markets, some of these securities have failed at auction during the first six months of 2008. An auction failure is not a default, and in some cases it could reset the applicable interest rates to a higher rate as outlined by the security. We do not currently intend to liquidate these investments at below par value or prior to a reset date. However, if the global credit market continues to deteriorate, we could determine that some of our investments are impaired. We will assess the fair value of these securities at the end of each quarter to determine if an impairment charge may be required. Based on our ability to access our cash and cash equivalents, our expected operating cash flows and our other sources of cash, we do not anticipate that any lack of liquidity related to these securities will materially affect our ability to operate our business.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table presents the aggregate quarterly purchases during the second quarter of 2008:

			Total number of	Maximum number of
			shares purchased as	shares that may yet
			part of publicly	be purchased under
	Total number of	Average price paid	announced	the programs
Month	shares purchased	per share	repurchase programs	(1),(2)
May	1,705	$16.27	1,705	258,944
June	1,200	16.28	1,200	257,744

Total	2,905	$16.27	2,905

(1)	In 1994 and various dates since then, most recently May 14, 2003, the Board of Directors authorized 500,000 shares of the Company’s common stock for repurchase. From inception through June 30, 2008, we repurchased 492,256 shares of our common stock.

(2)	On March 18, 2008, the Board of Directors authorized a new repurchase program. Under the 2008 program, the Company is authorized to repurchase up to an additional 250,000 shares of the Company’s common stock, subject to certain market conditions. As of June 30, 2008, there have been no repurchases made under this program.

Item 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Shareholders of Psychemedics Corporation was held on May 15, 2008 for the purpose of electing a board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitations.
     Description and tabulation by the Company’s transfer agent of each matter voted upon at the Annual Meeting of Shareholders of Psychemedics Corporation held on May 15, 2008:
     All of management’s nominees for directors, as listed in the proxy statement, were elected with the following votes:

	Number of Shares
Name	For	Withheld
Raymond C. Kubacki, Jr	4,743,307	169,136
Harry F. Connick	4,740,670	171,773
Walter S. Tomenson, Jr.	4,742,983	169,460
Fred J. Weinert	4,664,705	247,738

Item 6. Exhibits
     See Exhibit Index included in this Report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation
Date: August 12, 2008	By:	/s/ Raymond C. Kubacki, Jr.
Raymond C. Kubacki, Jr.
Chairman and Chief Executive Officer (principal executive officer)

Date: August 12, 2008	By:	/s/ Jennifer Chmieleski
Jennifer Chmieleski
Vice President and Controller (principal accounting officer)

PSYCHEMEDICS CORPORATION
FORM 10-Q
June 30, 2008
EXHIBIT INDEX