Form 10-Q
period 2008-09-30
PSYCHEMEDICS CORP
filed 2008-11-14
CIK 806517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

☐  Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
for the transition period from _________ to __________

Commission file number: 1-13738

PSYCHEMEDICS CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	58-1701987

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

125 Nagog Park
Acton, MA	01720

(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number including area code: (978) 206-8220

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if smaller reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at November 11, 2008 was 5,213,563.

PSYCHEMEDICS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PSYCHEMEDICS CORPORATION
CONDENSED BALANCE SHEETS

	September	DECEMBER
	30, 2008	31, 2007
	UNAUDITED
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,910,753	$6,096,734
Short-term investments	2,150,000	3,875,000
Accounts receivable, net of allowance for doubtful accounts of $235,891 in 2008 and $235,337 in 2007	4,312,292	3,555,342
Prepaid expenses and other current assets	840,290	498,919
Deferred tax asset	531,930	429,472
Total current assets	14,745,265	14,455,467

PROPERTY AND EQUIPMENT
Equipment and leasehold improvements, at cost	10,879,870	10,792,657
Less-accumulated depreciation and amortization	(10,225,849)	(9,977,315)
	654,021	815,342

DEFERRED TAX ASSET	231,346	231,346
OTHER ASSETS	74,375	58,613
	$15,705,007	$15,560,768

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$434,213	$488,640
Accrued expenses	1,166,457	951,242
Deferred revenue	166,261	242,955
Total current liabilities	1,766,931	1,682,837

SHAREHOLDERS' EQUITY:
Preferred stock, $.005 par value; authorized 872,521 shares; none outstanding	—	—
Common stock; $.005 par value; authorized 50,000,000 shares; 5,843,068 shares issued in 2008 and 5,811,982 shares issued in 2007	29,215	29,060
Paid-in capital	27,003,835	26,539,764
Accumulated deficit	(3,293,751)	(3,527,269)
Less - Treasury stock, at cost; 626,848 shares in 2008 and 586,197 shares in 2007	(9,801,223)	(9,163,624)
Total shareholders' equity	13,938,076	13,877,931
	$15,705,007	$15,560,768

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS		NINE MONTHS
	ENDED SEP 30,		ENDED SEP 30,
	2008	2007	2008	2007

REVENUE	$6,204,647	$6,463,516	$18,124,587	$18,677,412
DIRECT COSTS	$2,552,014	2,553,358	7,374,228	7,395,552
Gross profit	3,652,633	3,910,158	10,750,359	11,281,860

EXPENSES:
General and administrative	1,145,486	1,108,625	3,262,804	2,969,680
Marketing and selling	1,013,510	765,145	2,714,882	2,277,075
Research and development	125,039	121,859	362,532	377,481
	2,284,035	1,995,629	6,340,218	5,624,236

OPERATING INCOME	1,368,598	1,914,529	4,410,141	5,657,624

INTEREST INCOME	64,999	104,480	249,961	302,048

INCOME BEFORE INCOME TAXES	1,433,597	2,019,009	4,660,102	5,959,672

PROVISION FOR INCOME TAXES	560,042	809,400	1,864,041	2,382,800

NET INCOME	$873,555	$1,209,609	$2,796,061	$3,576,872

BASIC NET INCOME PER SHARE	$0.17	$0.23	$0.54	$0.69

DILUTED NET INCOME PER SHARE	$0.17	$0.23	$0.53	$0.67

DIVIDENDS DECLARED PER SHARE	$0.17	$0.15	$0.49	$0.45

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC	5,226,237	5,216,386	5,223,581	5,199,876

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED	5,255,301	5,333,341	5,275,311	5,301,756

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,796,061	$3,576,872
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts		(50,000)
Depreciation and amortization	248,534	259,368
Stock-based compensation expense	272,765	162,551
Deferred income taxes	(102,458)	(59,508)

Changes in assets and liabilities:
Accounts receivable	(740,950)	(1,492,431)
Prepaid expenses and other current assets	(341,371)	43,589
Accounts payable	(54,427)	(9,279)
Accrued expenses	215,215	20,277
Deferred revenue	(76,694)	(103,908)
Net cash provided by operating activities	2,216,675	2,347,530

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	—	(166,808)
Redemptions of investments	1,725,000	175,000
Purchases of equipment and leasehold improvements	(87,213)	(378,867)
(Increase) decrease in other assets - net	(15,762)	190
Net cash provided by (used in) investing activities	1,622,025	(370,485)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit associated with exercise of options	11,093	45,673
Proceeds from employee stock plans and stock option exercises	180,368	665,220
Dividends paid	(2,562,543)	(2,214,703)
Acquisition of treasury stock	(637,599)	(40,933)
Net cash provided by financing activities	(3,008,680)	(1,544,743)

NET INCREASE IN CASH AND CASH EQUIVALENTS	814,019	432,302
CASH AND CASH EQUIVALENTS, beginning of period	6,096,734	4,180,235
CASH AND CASH EQUIVALENTS, end of period	$6,910,753	$4,612,537

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid for Income Taxes	$2,053,538	$2,200,380

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (“the Company,” “our Company,” “our” or “we”) as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008, or any other period.

2.	Investments

As of September 30, 2008, our investments consisted of high-grade (AAA rated) Taxable Auction Rate Preferred, 7 and 28 day Dutch auction securities and government obligations. The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Under SFAS 115, investments that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost, which approximates fair market value. All short-term investments were classified as held-to-maturity at September 30, 2008 and December 31, 2007. The Company does not use derivative financial instruments for speculative or trading purposes.

The Dutch auction process resets the applicable interest rates at calendar intervals and is intended to provide liquidity to the holders of auction rate securities, enabling the holders to gain immediate liquidity by selling such securities at par, or rolling over their investment. If there is an imbalance between buyers and sellers, there is a risk of a failed auction. Due to recent credit issues experienced by short-term funding markets, some of these securities failed at auction in early 2008. An auction failure is not a default, but could reset the applicable interest rates to a higher rate.

In June 2008, the Company reclassified auction rate securities of approximately $2.2 million to long-term assets as a result of the conditions in the global credit markets. Auction failures and the resulting lack of liquidity are affecting the entire auction rate securities market and we were unable to determine whether these conditions were temporary. At September 30, 2008 some issuers refinanced their auction rate securities and other issuers were in the process of doing so. As a result, management at that time believed the auction rate securities were liquid, based on conversations with our investment broker. We reclassified $2.2 million from long-term investments to short-term investments on our condensed balance sheet at September 30, 2008. The securities were later repurchased by the broker, at par, in October, 2008.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

3.	Stock-Based Compensation

The Company’s 2006 Equity Incentive Plan, adopted in March 2006, provides for the grant or issuance to officers, directors, employees and consultants of options with terms of up to ten years, restricted stock, issuances of stock bonuses or other stock-based awards, covering up to 250,000 shares of common stock. As of September 30, 2008, 159,900 shares remained available for grant under the 2006 Equity Incentive Plan.

The Company granted 32,600 stock unit awards (“SUAs”) to certain members of management and its directors on May 15, 2008. The Company granted 34,000 SUAs to certain members of management and its directors on May 10, 2007. The fair value of the SUAs was determined by the closing price on the date of grant. The SUAs vest over a period of two to four years and are convertible into an equivalent number of shares of the Company’s common stock provided that the employee receiving the award remains continuously employed throughout the vesting periods. The Company records compensation expense related to the SUAs on a straight-line basis over the vesting term of the SUA. Employees are issued shares upon vesting, net of tax withholdings.

A summary of activity for SUAs under the Company’s 2006 Equity Incentive Plan for the nine months ended September 30, 2008 is as follows:

	Number of Shares	Aggregate Intrinsic Value (1)
		(000s)
Outstanding, December 31, 2007	51,550
Granted	32,600
Terminated	(1,200)
Converted to common stock	(17,150)
Outstanding, September 30, 2008	65,800	$967
Available for grant, September 30, 2008	159,900

(1) The aggregate intrinsic value on this table was calculated based on the closing market price of the Company’s stock on September 30, 2008 ($14.70).

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

3.	Stock-Based Compensation (continued)

The Company also has stock option plans that have expired, but from which shares can be issued upon exercise of outstanding options that were granted prior to such expiration.

Under the provisions of SFAS 123R, the Company recorded $107 thousand and $76 thousand of stock-based compensation in the accompanying statements of income for the three months ended September 30, 2008 and 2007, respectively. The Company recorded $272 thousand and $163 thousand of stock-based compensation for the nine months ended September 30, 2008 and 2007, respectively.

A summary of stock option activity for the Company’s expired stock option plans for the nine months ended September 30, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (2)
				(000s)
Outstanding, December 31, 2007	450,034	$15.63
Granted	-	-
Exercised	(18,139)	13.93
Terminated	(39,785)	20.51
Outstanding, September 30, 2008	392,110	$15.22	4.65 years	$274
Exercisable, September 30, 2008	392,110	$15.22	4.65 years	$274
Available for grant, September 30, 2008	-

(2)
The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on September 30, 2008 ($14.70) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option.

The total intrinsic value of stock options exercised, calculated based on the amount by which the market value of the Company’s stock at the time of exercise exceeded the exercise price, was zero and $79 thousand during the three months ended September 30, 2008 and 2007, respectively. The total intrinsic value of stock options exercised was $65 thousand and $212 thousand during the nine months ended September 30, 2008 and 2007, respectively.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

3.	Stock-Based Compensation (continued)

As of September 30, 2008, a total of 617,810 shares of common stock were reserved for issuance under the various stock option and stock-based plans. As of September 30, 2008, the unamortized fair value of awards relating to SUAs was $510 thousand.

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

Basic and diluted weighted average common shares outstanding are as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2008	2007	2008	2007
	(in thousands)

Weighted average common shares	5,226	5,216	5,223	5,200
Common equivalent shares	29	117	52	102
Weighted average common shares outstanding, assuming dilution	5,255	5,333	5,275	5,302

For the three months ended September 30, 2008 and 2007, options to purchase 116 thousand and 98 thousand common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive. For the nine months ended September 30, 2008 and 2007, options to purchase 134 thousand and 102 thousand common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

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

Deferred revenue represents payments received in advance of the performance of drug testing procedures, generally in relation to the personal drug testing kits PDT-90. Deferred revenue is recognized as revenue when the underlying test results are delivered. With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance. Revenue is then recognized when the Company can reasonably, reliably and objectively determine that it is remote that performance will be required for an estimable portion of transactions. The Company recorded $28 thousand and $84 thousand of revenue in the results of operations for the three months ended September 30, 2008 and 2007, respectively, related to test kits that were sold for which the Company’s obligations to provide service were deemed remote. The Company recorded $78 thousand and $144 thousand of revenue in the results of operations for the nine months ended September 30, 2008 and 2007, respectively, related to test kits that were sold for which the Company’s obligations to provide service were deemed remote.

At September 30, 2008 and December 31, 2007, the Company had deferred revenue of approximately $166 thousand and $243 thousand, respectively, reflecting sales of its personal drug testing service for which the performance of the related test had not yet occurred and future obligations were not deemed remote.

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

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy prioritizes the inputs in three broad levels as follows:

•	Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities.

•	Level 2 inputs are quoted prices for similar assets and liabilities in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•	Level 3 inputs are prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level of any input that is significant to the fair value measurement.

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

Our auction rate securities were measured at fair value using level 2 inputs as of September 30, 2008. As a result of continued auction failures, quoted prices for our auction rate securities did not exist at September 30, 2008. All of our auction rate securities which were successfully auctioned subsequent to September 30, 2008 have been measured using level 2 inputs. Since it is the intent of the Company to hold our auction rate securities until they can be sold at their face value, the Company has valued our auction rate securities based on their face value. See “Note 2. Investments” for information on our auction rate securities.

The following table summarizes the Company’s cash and cash equivalents, short-term investments which are measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS 157, these are classified based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements Using			Assets at
	Level 1	Level 2	Level 3	Fair Value
Cash and cash equivalents	$6,911	$-	$-	$6,911
Short-term investments	-	2,150	-	2,150
	$6,911	$2,150	$-	$9,061

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

6.	Fair Value Measurements (continued)

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) including an amendment of FASB Statement No. 115. SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. The Company adopted SFAS 159 beginning in the first quarter of 2008, without material effect on the Company’s financial position or results of operations.

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

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

9.	Subsequent Event - Dividends

On November 3, 2008, the Company declared a quarterly dividend of $0.17 per share, which will be paid on December 17, 2008 to shareholders of record on December 3, 2008.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involves risks and uncertainties. In particular, statements contained in this report which are not historical facts (including, but not limited to, the Company's expectations regarding earnings, earnings per share, revenues, operating cash flows, dividends, future business, growth opportunities, new accounts, customer base, test volume, sales and marketing strategy, business strategy, general and administrative expenses, marketing and selling expenses, research and development expenses, anticipated operating results, strategies with respect to governmental agencies and regulations, cost savings, capital expenditures, liquidity of investments and anticipated cash requirements) may be "forward-looking" statements. The Company's actual results may differ from those stated in any "forward-looking" statements. Factors that may cause such differences include, but are not limited to, risks associated with the expansion of the Company’s sales and marketing team, employee hiring practices of the Company’s principal customers, development of markets for new products and services offered by the Company, the economic health of principal customers of the Company, global credit market volatility, financial and operational risks associated with possible expansion of testing facilities used by the Company, government regulation (including, but not limited to, Food and Drug Administration regulations), competition and general economic conditions. With respect to the continued payment of cash dividends, factors include, but are not limited to, available surplus, cash flow, capital expenditure reserves required, and other factors that the Board of Directors of the Company may take into account.

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

Revenue for the third quarter of 2008 was $6.2 million, a decrease of 4% from third quarter 2007 revenue of $6.5 million. Revenue for the nine months ended September 30, 2008 was $18.1 million, representing a decrease of 3% in revenue from the comparable period of 2007 of $18.7 million. The Company reported net income of $0.17 and $0.53 per diluted share for the three and nine months ended September 30, 2008. At September 30, 2008, the Company had $9.1 million of cash, cash equivalents and investments. The Company distributed $2.6 million or $0.49 per share of cash dividends to its shareholders in the nine months ended September 30, 2008. The Company has paid forty-eight consecutive quarterly cash dividends.

RESULTS OF OPERATIONS

Revenue was $6.2 million for three months ended September 30, 2008 compared to revenue of $6.5 million for the three months ended September 30, 2007, representing a decrease of 4%. Revenue was $18.1 million for the nine months ended September 30, 2008, down 3% when compared to revenue of $18.7 million for the comparable period in 2007. The decrease in revenue for the three months ended September 30, 2008 was a result of a decrease in testing volume from new and existing clients of 4%, while the average revenue per sample decreased 1% during the same period. The decrease in revenue for the nine months ended September 30, 2008 was a result of a decrease in testing volume from new and existing clients of 2%, while the average revenue per sample decreased 1% mainly because of mix of business from customer samples.

Gross profit decreased $258 thousand to $3.7 million for the three months ended September 30, 2008, compared to $3.9 million for the three months ended September 30, 2007. Direct costs remained relatively unchanged for the three months ended September 30, 2008 compared to the same period in 2007. The gross profit margin decreased to 59% for the three months ended September 30, 2008 compared to 61% for the comparable period of 2007. Gross profit for the nine months ended September 30, 2008 decreased $531 thousand to $10.8 million compared to $11.3 million for the comparable period in 2007. Direct costs decreased by less than 1% for the nine months ended September 30, 2008 when compared to the same period in 2007, mainly due to decreased labor and associated costs. The gross profit margin decreased to 59% for the nine month period ended September 30, 2008 compared to 60% in the same period in 2007.

General and administrative (“G&A”) expenses were $1.1 million for the three months ended September 30, 2008 and 2007. As a percentage of revenue, G&A expenses were 19% and 17% for the three months ended September 30, 2008 and 2007, respectively. The slight increase in general and administrative expenses for the three months ended September 30, 2008 was due primarily to a $56 thousand increase in legal fees and $20 thousand increase in stock-based compensation, along with a $27 thousand increase in staffing expenses, offset by other general expenses. General and administrative expenses were $3.3 million for the nine months ended September 30, 2008 compared to $3.0 million for the comparable period in 2007, representing a 10% increase. As a percentage of revenue, G&A expenses were 18% and 16% for the nine months ended September 30, 2008 and 2007, respectively. The increase in general and administrative expenses for the nine months ended September 30, 2008 was due to an increase in legal fees of $212 thousand and stock based compensation expenses of $80 thousand.

Marketing and selling expenses were $1.0 million for the three months ended September 30, 2008 as compared to $765 thousand for the three months ended September 30, 2007, an increase of 33%. Marketing and selling expenses were $2.7 million for the nine months ended September 30, 2008 as compared to $2.3 million for the comparable period in 2007, an increase of 19%. Total marketing and selling expenses represented 16% and 12% of revenue for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, marketing and selling expenses represented 15% and 12% of revenue, respectively. The increase in marketing and selling expenses for both the three and nine month periods ended September 30, 2008 was due to higher staffing levels and related expenses.

Research and development (“R&D”) expenses for the three months ended September 30, 2008 were $125 thousand, compared to $122 thousand for the comparable period of 2007, an increase of 3%. Research and development expenses for the nine months ended September 30, 2008 were $363 thousand as compared to $377 thousand for the comparable period in 2007, a decrease of 4%. The decrease for the nine month periods ended September 30, 2008 was due to the initial material costs of several scientific projects in 2007, which were not incurred in 2008. R&D expenses represented 2% of revenue for all periods reported.

Interest income for the three months ended September 30, 2008 decreased by $39 thousand to $65 thousand when compared to the same period of 2007 in which interest income was $104 thousand. Interest income for the nine months ended September 30, 2008 decreased $52 thousand to $250 thousand as compared to $302 thousand for the same period in 2007. Interest income represented interest and dividends earned on cash and cash equivalents and investments. Decreasing interest rates on our mix of cash, cash equivalents and investments caused the decrease in interest income for both the three and nine month periods ended September 30, 2008.

Provision for income taxes During the three and nine months ended September 30, 2008, the Company recorded a tax provision of $560 thousand and $1.9 million, respectively, representing an effective tax rate of 39% and 40%. During the three and nine months ended September 30, 2007, the Company recorded a tax provision of $809 thousand and $2.4 million, respectively. These provisions represented effective tax rates of 40% for both periods.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, the Company had approximately $9.1 million of cash, cash equivalents and short-term investments. The Company's operating activities provided net cash of $2.2 million for the nine months ended September 30, 2008. Investing activities provided $1.6 million in the nine month period while financing activities used a net amount of $3.0 million during the period.

Cash provided by operating activities of $2.2 million reflected net income of $2.8 million adjusted for depreciation and amortization of $249 thousand and stock-based compensation of $273 thousand, offset by an increase in accounts receivable of $757 thousand and an increase in prepaid expenses of $341 thousand.

Cash provided by investing activities of $1.6 million mainly reflects the redemptions of our investments of $1.7 million. These redemptions represented amounts of auction rate securities which were successfully auctioned subsequent to December 31, 2007. The Company subsequently liquidated all of its auction rate securities at par in the fourth quarter. Investing activities also consisted of capital expenditures of $87 thousand in the first nine months of 2008. The expenditures primarily consisted of new equipment, including laboratory and computer equipment. The Company believes that within the next two to five years it may be required to expand its existing laboratory or develop a second laboratory, the cost of which is currently believed to range from $2 million to $5 million, which the Company expects to fund primarily through its operating cash flows.

During the nine months ended September 30, 2008, the Company distributed $2.6 million in cash dividends to its shareholders. The Company repurchased 40,651 shares for treasury during the nine months ended September 30, 2008 for $638 thousand. The Company has authorized 500,000 shares for repurchase since June of 1998, all of which have been repurchased. In March 2008, the Board of Directors of the Company also authorized, under a new repurchase program, 250,000 shares for repurchase. As of September 30, 2008, 240,598 shares were available for repurchase under the Company’s stock repurchase plans.

Contractual obligations as of September 30, 2008 were as follows:

	Less Than One Year	1-3 Years	4-5 years	After 5 Years	Total
	(in thousands)
Operating leases	$537	$894	$289	$-	$1,720
Purchase commitment	152	-	-	-	152
	$689	$894	$289	$-	$1,872

The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier in exchange for variable annual payments based upon prior year purchases. Purchases amounted to $455 thousand for the nine months ended September 30, 2008 as compared to $441 thousand for the comparable period of 2007. The Company expects to purchase approximately $152 thousand for the remainder of 2008. In exchange for exclusivity, among other things, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company’s purchase commitments. This agreement does not include a fixed termination date; however, it is cancelable upon mutual agreement by the parties or six months after termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.

At September 30, 2008, the Company's principal sources of liquidity included an aggregate of approximately $9.1 million of cash, cash equivalents and short-term investments. The short term investments were later repurchased by the broker, at par, in October, 2008. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term.

Depending upon the Company's results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could potentially include joint ventures, issuances of common stock or debt financing, although the Company does not have any such plans at this time. At September 30, 2008, the Company had no long-term debt.

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

Deferred revenue represents payments received in advance of the performance of drug testing procedures, generally in relation to the personal drug testing kits PDT-90. Deferred revenue is recognized as revenue when the underlying test results are delivered. With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance. Revenue is then recognized when the Company can reasonably, reliably and objectively determine that it is remote that performance will be required for an estimable portion of transactions. The Company recorded $28 thousand and $84 thousand of revenue in the results of operations for the three months ended September 30, 2008 and 2007, respectively, related to test kits that were sold for which the Company’s obligations to provide service were deemed remote. The Company recorded $78 thousand and $144 thousand of revenue in the results of operations for the nine months ended September 30, 2008 and 2007, respectively, related to test kits that were sold for which the Company’s obligations to provide service were deemed remote.

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

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies) accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on an audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. The Company adopted the provisions of FIN 48, effective January 1, 2007, without material effect in the financial statements.

The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. Interest and penalties related to income tax matters are recognized as a general and administrative expense. The Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued as of September 30, 2008 or December 31, 2007. The Company does not expect the unrecognized tax benefits to change significantly over the next twelve months.

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

Our investments consist of high-grade (AAA rated) Taxable Auction Rate Preferred, 7 and 28 day Dutch auction securities and government obligations. The Dutch auction process resets the applicable interest rates at prescribed calendar intervals and is intended to provide liquidity to the holders of auction rate securities by matching buyers and sellers in a market context, enabling the holders to gain immediate liquidity by selling such securities at par, or rolling over their investment. If there is an imbalance between buyers and sellers, there is a risk of a failed auction. Due to recent credit issues experienced by short-term funding markets, some of these securities have failed at auction during the first nine months of 2008. An auction failure is not a default, and in some cases it could reset the applicable interest rates to a higher rate as outlined by the security. We do not currently intend to liquidate these investments at below par value or prior to a reset date. However, if the global credit market continues to deteriorate, we could determine that some of our investments are impaired. We will assess the fair value of these securities at the end of each quarter to determine if an impairment charge may be required. Based on our ability to access our cash and cash equivalents, our expected operating cash flows and our other sources of cash, we do not anticipate that any lack of liquidity related to these securities will materially affect our ability to operate our business.

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

PART II OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the aggregate quarterly purchases during the third quarter of 2008:

Month	Total Number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced repurchase programs	Maximum number of shares that may yet be purchased under the programs (1),(2)
July	500	$13.94	500	257,244
August	10,144	$14.84	10,144	247,100
September	6,502	$15.12	6,502	240,598
Total	17,146	$14.92	17,146	240,598

(1)
In 1994 and various dates since then, most recently May 14, 2003, the Board of Directors authorized 500,000 shares of the Company’s common stock for repurchase. By August 31, 2008, all 500,000 shares had been repurchased.

(2)
On March 18, 2008, the Board of Directors authorized a new repurchase program. Under the 2008 program, the Company is authorized to repurchase up to an additional 250,000 shares of the Company’s common stock, subject to certain market conditions. As of September 30, 2008, there have been 9,402 shares repurchased under this program, leaving 240,598 available for future repurchases.

Item 6. Exhibits

See Exhibit Index included in this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation

Date: November 14, 2008	By:	/s/ Raymond C. Kubacki, Jr.
Raymond C. Kubacki, Jr.
Chairman and Chief Executive Officer
(principal executive officer)

Date: November 14, 2008	By:	/s/ Raymond J. Ruddy
Raymond J. Ruddy
Vice President and Controller
(principal accounting officer)

PSYCHEMEDICS CORPORATION
FORM 10-Q
September 30, 2008
EXHIBIT INDEX

		Page No.
31.1	Certification of Chief Executive Officer Pursuant to
	Section 302 of the Sarbanes-Oxley Act of 2002	24

31.2	Certification of Principal Accounting Officer Pursuant to
	Section 302 of the Sarbanes-Oxley Act of 2002	25

32.1	Certification of Chief Executive Officer Pursuant to
	18 U.S.C. Section 1350 as Adopted Pursuant to
	Section 906 of the Sarbanes-Oxley Act of 2002	26

32.2	Certification of Principal Accounting Officer Pursuant to
	18 U.S.C. Section 1350 as Adopted Pursuant to
	Section 906 of the Sarbanes-Oxley Act of 2002	27