Form 10-K
period 2008-12-31
PSYCHEMEDICS CORP
filed 2009-03-27
CIK 806517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 1-13738
Psychemedics Corporation
(Exact name of registrant as specified in its charter)

Delaware	58-1701987
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

125 Nagog Park
Acton, Massachusetts	01720
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting Company)	Smaller Reporting Company ☑
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). Yes ☐ No ☑
As of June 30, 2008, there were 5,233,366 shares of Common Stock of the Registrant outstanding. The aggregate market value of the Common Stock of the Registrant held by non-affiliates (assuming for these purposes, but not conceding, that all executive officers, directors and 5% shareholders are “affiliates” of the Registrant) as of June 30, 2008 was approximately $50 million, computed based upon the closing price of $16.40 per share on June 29, 2008.
As of March 23, 2009, there were 5,178,544 shares of Common Stock of the Registrant outstanding.
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

PSYCHEMEDICS CORPORATION
Form 10-K
Annual Report
For the Year Ended December 31, 2008

PART I
AVAILABLE INFORMATION; BACKGROUND
Psychemedics Corporation (“the Company”) maintains executive offices located at 125 Nagog Park, Acton, MA 01720. Our telephone number is (978) 206-8220. Our stock is traded on the NASDAQ Stock Exchange Market under the symbol “PMD”. Our Internet address is www.psychemedics.com. The Company makes available, free of charge, on the Investor Information section of its website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (the “SEC”). Copies are also available, without charge, from Psychemedics Corporation, Attn: Investor Relations, 125 Nagog Park, Acton, MA 01720. Alternatively, reports filed with the SEC may be viewed or obtained at the SEC Public Reference Room in Washington, D.C., or the SEC’s Internet site at www.sec.gov. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.
ITEM 1. BUSINESS
General
Psychemedics Corporation is a Delaware corporation organized on September 24, 1986 to provide testing services for the detection of abused substances through the analysis of hair samples. The Company’s testing methods utilize a patented technology to perform radioimmunoassays on enzymatically dissolved hair samples with confirmation testing by mass spectrometry.
The Company’s primary application of its patented technology is as a testing service that analyzes hair samples for the presence of certain drugs of abuse. Employing radioimmunoassay procedures to drug test hair samples differs from the more commonly used approach in which immunoassay procedures are employed to test urine samples. The Company’s tests provide quantitative information that can indicate the approximate amount of drug ingested as well as historical data, which can show a pattern of individual drug use over a period of time. This information is useful to employers for both applicant and employee testing, as well as to physicians, treatment professionals, law enforcement agencies, school administrators, parents concerned about their children’s drug use and other individuals or entities engaged in any business where drug use or potential drug use is an issue. The Company provides commercial testing and confirmation by mass spectrometry using industry-accepted practices for cocaine, marijuana, PCP, methamphetamine (including Ecstasy, which is difficult to detect in urine due to sporadic use patterns and rapid clearance from the body) and opiates (including heroin, hydrocodone, hydromorphone and oxycodone).
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
The Company has received 510k clearance from the United States Food and Drug Administration (“FDA”) on all five of its assays used to test human hair for drugs of abuse. As of the date of this report, Psychemedics has received FDA clearance for a five-drug panel test that is not restricted to head hair samples for drugs of abuse. See Government Regulation.
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
This wider window enhances the detection efficiency of hair analysis, making it particularly useful in pre-employment and random testing. Hair testing not only identifies more drug users, but it may also uncover patterns and severity of drug use (information most helpful in determining the scope of an individual’s involvement with drugs), while serving as a deterrent against the use of drugs. Hair testing employing the Company’s patented method greatly reduces the incidence of “false negatives” associated with evasive measures typically encountered with urinalysis testing. For example, urinalysis test results are adversely impacted by excessive fluid intake prior to testing and by adulteration or substitution of the urine sample. Moreover, a drug user who abstains from use for a few days prior to urinalysis testing can usually escape detection. Hair testing is effectively free of these problems, as it cannot be thwarted by evasive measures typically encountered with urinalysis testing. Hair testing is also attractive to customers since sample collection is typically performed under close supervision yet is less intrusive and less embarrassing for test subjects.

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
The principal criticism of employee drug testing programs centers on the effectiveness of the testing program. Most private sector testing programs use urinalysis. Such programs are susceptible to evasive maneuvers and the inability to obtain confirmation through repeat samples in the event of a challenged result. An industry has developed over the Internet, and through direct mail, marketing a wide variety of adulterants, dilutants, clean urine and devices to assist drug users in falsifying urine test results.
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

2. Schools
The Company currently serves hundreds of schools throughout the United States and in several foreign countries. The Company offers its school clients the same five-drug screen with mass spectrometry confirmation that is used with the Company’s workplace testing service.
3. Parents
The Company also offers a personal drug testing service, known as “PDT-90"® , for parents concerned about drug use by their children. It allows parents to collect a small sample from their child in the privacy of the home, send it to the Company’s laboratory and have it tested for drugs of abuse by the Company. The PDT-90 testing service uses the same patented method that is used with the Company’s workplace testing service.
4. Research
The Company is involved in ongoing studies involving use of drugs of abuse in various populations, including the following: National Development and Research Institute; Human metabolic studies with ecstasy at the Chemistry and Drug Metabolism Section, NIDA, Baltimore, MD; Addiction health evaluation and disease management at Boston Medical Center; Studies of motivational intervention with drug users at Boston University School of Public Health; Perinatal drug use at Wayne State University; Teens at risk: Prenatal and Postnatal Challenges at Wayne State University Health Center.
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
In June 2008, Psychemedics also received the first CAP (College of American Pathologists) certification specifically including hair testing.
Research and Development
The Company is continuously engaged in research and development activities. During the years ended December 31, 2008, 2007 and 2006, $474,622, $489,007 and $444,532, respectively, were expended for research and development. The Company continues to perform research activities to develop new products and services and to improve existing products and services utilizing the Company’s proprietary technology. The Company also continues to evaluate methodologies to enhance its drug screening capabilities. Additional research using the Company’s proprietary technology is being conducted by outside research organizations through government-funded studies.
Additional research has been conducted in the measurement of concentrations of marijuana by Gas Chromatography/Mass Spectrometry/Mass Spectrometry (GC/MS/MS). This has been the most challenging, and requires the most sensitive of equipment for its accurate measurement and qualitative identification.
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
Employees
As of December 31, 2008, the Company had 92 full-time equivalent employees, of whom 3 full-time employees were in research and development. None of the Company’s employees is subject to a collective bargaining agreement.

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
The loss of any of our key personnel, could harm our business and prospects. We may not be able to attract and retain personnel necessary for the development of our business. We do not have key personnel under contract other than 3 officers who have agreements providing for severance and non compete covenants in the event of termination of employment following a change of control. Further, we do not have any key man life insurance for any of our officers or other key personnel.

We are exposed to potential risks and we will incur costs as a result of the internal control assessment and attestation process mandated by Section 404 of the Sarbanes-Oxley Act of 2002.
We have evaluated, tested and implemented internal controls over financial reporting to enable management to report on such internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002. In connection with the filing of our annual report for 2009, we are currently required to provide an auditor attestation on internal controls. The additional testing and the auditor attestation could cause us to incur significant costs, including increased accounting fees and staffing levels. While we believe that we are compliant with the management evaluation requirements of Section 404, if our independent registered public accounting firm cannot attest in a timely manner to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. We intend to devote substantial time and incur substantial costs, as necessary, to ensure ongoing compliance.
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
Our research and development capabilities may not produce viable new services or products.
We are attempting to develop further capabilities in the drug testing arena. It is uncertain whether we will be able to develop services that are more efficient, effective or that are suitable for our customers. Our ability to create viable products or services depends on many factors, including the implementation of appropriate technologies, the development of effective new research tools, the complexity of the chemistry and biology, the lack of predictability in the scientific process and the performance and decision-making capabilities of our scientists.
Further, some of our existing patents are due to expire within the next 2-5 years. Our research and development teams are working to develop improved processes with the aim of gaining additional patent protection. There is no guarantee that they will be successful in developing these improvements or gaining such additional patent protection. If all of our patents expire, there may be increased competition in the marketplace for our service or we might be required to rely on trade secret protection.
We may not be able to recruit and retain the experienced scientists and management we need to compete in our industry.
Our future success depends upon our ability to attract, retain and motivate highly skilled scientists and management. Our ability to achieve our business strategies depends on our ability to hire and retain high caliber scientists and other qualified experts. We compete with other testing companies, research companies and academic and research institutions to recruit personnel and face significant competition for qualified personnel. We may incur greater costs than anticipated, or may not be successful, in attracting new scientists or management or in retaining or motivating our existing personnel.

Our future success also depends on the personal efforts and abilities of the principal members of our senior management and scientific staff to provide strategic direction, to manage our operations and maintain a cohesive and stable environment.
Our facilities and practices may fail to comply with government regulations.
Our testing facilities and processes must be operated in conformity with current government regulations. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. If we fail to comply with these requirements, we may not be able to continue our services to certain customers, or we could be subject to fines and penalties, suspension of production, or withdrawal of our certifications. We operate a facility that we believe conforms to all applicable requirements. This facility and our testing practices are subject to periodic regulatory inspections to ensure compliance.
If our use of chemical and hazardous materials violates applicable laws or regulations or causes personal injury we may be liable for damages.
Our drug testing activities, including the analysis and synthesis of chemicals, involve the controlled use of chemicals, including flammable, combustible, toxic and radioactive materials that are potentially hazardous. Our use, storage, handling and disposal of these materials is subject to federal, state and local laws and regulations, including the Resource Conservation and Recovery Act, the Occupational Safety and Health Act and local fire codes, and regulations promulgated by the Department of Transportation, the Drug Enforcement Agency, the Department of Energy, and the California Department of Public Health and Environment. We may incur significant costs to comply with these laws and regulations in the future. In addition, we cannot completely eliminate the risk of accidental contamination or injury from these materials, which could result in material unanticipated expenses, such as substantial fines or penalties, remediation costs or damages, or the loss of a permit or other authorization to operate or engage in our business. Those expenses could exceed our net worth and limit our ability to raise additional capital.
Our operations could be interrupted by damage to our specialized laboratory facilities.
Our operations are dependent upon the continued use of our highly specialized laboratories and equipment in Culver City, California. Catastrophic events, including earthquakes, fires or explosions, could damage our laboratories, equipment, scientific data, work in progress or inventories of chemicals and may materially interrupt our business. We employ safety precautions in our laboratory activities in order to reduce the likelihood of the occurrence of certain catastrophic events; however, we cannot eliminate the chance that such events will occur. The availability of laboratory space in these locations is limited, and rebuilding our facilities could be time consuming and result in substantial delays in fulfilling our agreements with our customers. We maintain business interruption insurance to cover continuing expenses and lost revenue caused by such occurrences. However, this insurance does not compensate us for the loss of opportunity and potential harm to customer relations that our inability to meet our customers’ needs in a timely manner could create.
Agreements we have with our employees, consultants and customers may not afford adequate protection for our trade secrets, confidential information and other proprietary information.
In addition to patent protection, we also rely on copyright and trademark protection, trade secrets, know-how, continuing technological innovation and licensing opportunities. In an effort to maintain the confidentiality and ownership of our trade secrets and proprietary information, we require our employees, consultants and advisors to execute confidentiality and proprietary information agreements. However, these agreements may not provide us with adequate protection against improper use or disclosure of confidential information and there may not be adequate remedies in the event of unauthorized use or disclosure. Furthermore, we may from time to time hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities we conduct. In some situations, our confidentiality and proprietary information agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisors have prior employment or consulting relationships. Although we require our employees and consultants to maintain the confidentiality of all proprietary information of their previous employers, these individuals, or we, may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations. Finally, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets. Our failure or inability to protect our proprietary information and techniques may inhibit or limit our ability to compete effectively, or exclude certain competitors from the market.

Risks Related To Our Stock
Our quarterly operating results could fluctuate significantly, which could cause our stock price to decline.
Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. Our results are impacted by the extent to which we are able to gain new customers and on the hiring practices of our existing customers, which are, in turn, impacted by general economic conditions. Entering into new customer contracts can involve a long lead time. Accordingly, negotiation can be lengthy and is subject to a number of significant risks, including customers’ budgetary constraints and internal reviews. Due to these and other market factors, our operating results could fluctuate significantly from quarter to quarter. In addition, we may experience significant fluctuations in quarterly operating results due to factors such as general and industry-specific economic conditions that may affect the budgets and the hiring practices of our customers.
Due to the possibility of fluctuations in our revenue and expenses, we believe that quarter-to-quarter comparisons of our operating results are not necessarily a good indication of our future performance. Our operating results in some quarters may not meet the expectations of stock market analysts and investors. If we do not meet analysts’ and/or investors’ expectations, our stock price could decline.
Our stock price could experience substantial volatility.
The market price of our common stock has historically experienced and may continue to experience extensive volatility. Our quarterly operating results, the success or failure of future development efforts, changes in general conditions in the economy or the financial markets and other developments affecting our customers, our competitors or us could cause the market price of our common stock to fluctuate substantially. This volatility may adversely affect the price of our common stock. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in potential liabilities, substantial costs and the diversion of management’s attention and resources, regardless of whether we win or lose.
Payment of a dividend could decline or cease.
Because we have historically paid dividends, any cessation of our program or reduction in our quarterly dividend could affect our stock price. We have paid dividends on our common stock for 50 consecutive quarters. It is our intent to continue this practice as long as we are able. However, if we are forced to cease this practice or reduce the amount of the regular dividend, due to operating or economic conditions, our stock price could suffer. In December 2008, the Company also paid a special dividend. Investors should not anticipate or expect any future or recurring special dividends. Further, if the Company ceases its future dividends, a return on investment in our common stock would depend entirely upon future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.
The general economic condition could continue to deteriorate
Our business is dependent upon new hiring and the supply of new jobs created by overall economic conditions. If the economy continues to deteriorate, leading to high unemployment and the lack of new job creation, our business and stock price could be adversely affected.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the NASDAQ Stock Market under the symbol “PMD”. As of March 23, 2009, there were 268 record holders of the Company’s common stock. The number of record owners was determined from the Company’s stockholder records maintained by the Company’s transfer agent and does not include beneficial owners of the Company’s common stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of the Company’s common stock held by others as or in nominee names exceeds 2,000.
The following table sets forth for the periods indicated the range of prices for the Company’s common stock as reported by the NASDAQ Stock Exchange and dividends declared by the Company.

	High	Low	Dividends
FISCAL 2007:
First Quarter	$19.25	$16.32	$0.125
Second Quarter	20.50	16.30	0.150
Third Quarter	21.05	16.72	0.150
Fourth Quarter	17.35	13.92	0.150

FISCAL 2008:
First Quarter	$17.80	$14.12	$0.150
Second Quarter	19.10	14.95	0.170
Third Quarter	16.30	13.62	0.170
Fourth Quarter*	15.00	5.91	0.670

*	includes special dividend of $0.50 per share paid in December 2008.
The Company has paid dividends over the past twelve years. It most recently declared a dividend in February 2009, which was paid in March 2009. The Company’s current intention is to continue to declare dividends to the extent funds are available and not required for operating purposes or capital requirements, and only then, upon approval by the Board of Directors.
Issuer Purchases of Equity Securities
During 2008, the Company repurchased 61,107 common shares for treasury. See Item 7 for more detail.
Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents the aggregate monthly purchases during the fourth quarter of 2008:

			Total number of
			shares purchased as	Maximum number
	Total	Average	part of publicly	of shares that may
	number of	price	announced	yet be purchased
	shares	paid per	repurchase	under the
Month	purchased	share	programs	programs (1),(2)
October	9,426	$10.52	9,426	231,172
November	2,010	$8.63	2,010	229,162
December	9,020	$6.24	9,020	220,142

Total	20,456	$8.44	20,456	220,142

(1)
In 1994 and various dates since then, most recently May 14, 2003, the Board of Directors authorized 500,000 shares of the Company’s common stock for repurchase. By August 31, 2008, all 500,000 shares had been repurchased.

(2)
On March 18, 2008, the Board of Directors authorized a new repurchase program. Under the 2008 program, the Company is authorized to repurchase up to an additional 250,000 shares of the Company’s common stock, subject to certain market conditions. As of December 31, 2008, there have been 29,858 shares repurchased under this program, leaving 220,142 available for future repurchases.

EQUITY COMPENSATION PLAN INFORMATION
The following table provides information as of December 31, 2008, with respect to shares of the Company’s common stock that were issuable under the Company’s 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”).
The table does not include information with respect to shares subject to outstanding options granted under other equity compensation plans that were no longer in effect on December 31, 2008. Footnote (2) to the table sets forth the total number of shares of common stock issuable upon the exercise of options under such expired or discontinued plans as of December 31, 2008, and the weighted average exercise price of those options. No additional options may be granted under such other expired or discontinued plans.

	Number of Securities to	Weighted average
	be issued upon exercise	exercise price of	Number of securities that
	of outstanding options,	outstanding options,	remained available for
Plan category	warrants and rights	warrants and rights	future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	67,600	$0.00	158,100
Equity compensation plans not approved by security holders	—	—	—

Total	67,600	$0.00	158,100

(1)	Consists of the 2006 Equity Incentive Plan.

(2)
This table does not include information for the following stock option plans that were discontinued or expired prior to December 31, 2008: the Company’s 1989 Non-Qualified Stock Option Plan (expired on September 22, 1999); the Company’s 1989 Employee Stock Option Plan (discontinued on May 11, 2000 in connection with the adoption of the 2000 Stock Option Plan); the Company’s 1991 Non-Qualified Stock Option Plan (expired on June 12, 2001) and the Company’s 2000 Stock Option Plan (discontinued on May 11, 2006). As of December 31, 2008, a total of 392,110 shares of common stock were issuable upon the exercise of outstanding options under the foregoing discontinued or expired plans. The weighted average exercise price of outstanding options under all four plans is $15.22 per share. No additional options may be granted under these discontinued or expired plans.

Performance Graph

	2003	2004	2005	2006	2007	2008
PSYCHEMEDICS CORPORATION	100.00	142.16	155.61	221.50	192.18	88.38
RUSSELL 2000 INDEX	100.00	117.00	120.88	141.43	137.55	76.82
NASDAQ COMPOSITE INDEX	100.00	108.59	110.08	120.56	132.39	78.72

*	Calculated by the Company using www.yahoo.com/finance historical prices.

(1)
The above graph assumes a $100 investment on December 31, 2003, through the end of the 5-year period ended December 31, 2008 in the Company’s Common Stock, the Russell 2000 Index and the NASDAQ Composite Index. The prices all assume the reinvestment of dividends.

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

(3)
The NASDAQ Composite Index includes companies whose shares are traded on the NASDAQ Stock Exchange Market. In September 2008, Psychemedics moved its listing to the NASDAQ Stock Exchange Market from the AMEX Stock Exchange Market.

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data presented below is derived from our financial statements and should be read in connection with those statements.

	As of and for the Years Ended
	December 31,
	2008	2007	2006	2005	2004
	(In thousands, except for per share data)
Revenue	$22,949	$24,569	$23,425	$21,389	$18,937
Gross profit	13,350	14,677	14,056	12,576	10,448
Income from operations	4,707	7,139	7,563	6,326	4,331
Net income	2,969	4,484	4,902	4,049	2,764
Basic net income per share	0.57	0.86	0.95	0.79	0.54
Diluted net income per share	0.57	0.85	0.94	0.78	0.54
Total assets	12,628	15,561	13,261	11,145	8,434
Working capital	9,516	12,773	10,534	7,832	5,126
Shareholders’ equity	10,560	13,878	11,504	8,895	6,234
Cash dividends declared per common share	$1.16	$0.575	$0.475	$0.36	$0.32

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
Overview
Psychemedics Corporation is the world’s largest provider of hair testing for drugs of abuse, utilizing a patented hair analysis method involving radioimmunoassay technology and confirmation by mass spectrometry to analyze human hair to detect abused substances. The Company’s customers include Fortune 500 companies, as well as small to mid-size corporations, schools and governmental entities located primarily in the United States. During the year ended December 31, 2008, the Company generated $22.9 million in revenue, while maintaining a gross margin of 58% and pre-tax margins over 20%. At December 31, 2008, the Company had $6.6 million of cash and cash equivalents. During 2008, the Company had operating cash flow of $3.7 million and it distributed over $6.0 million or $1.16 per share of cash dividends to its shareholders. To date, the Company has paid fifty consecutive quarterly cash dividends.
The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of total revenue:

	Year Ended December 31,
	2008	2007	2006
Revenue	100.0%	100.0%	100.0%

Cost of revenue	41.8%	40.3%	40.0%

Gross profit	58.2%	59.7%	60.0%

Operating expenses:
General and administrative	19.7%	16.1%	14.0%
Marketing and selling	15.9%	12.5%	11.8%
Research and development	2.1%	2.0%	1.9%

Total operating expenses	37.7%	30.6%	27.7%

Operating income	20.5%	29.1%	32.3%

Other income
Interest income	1.3%	1.7%	1.3%
Other income	—	—	—

Total other income	1.3%	1.7%	1.3%

Income before taxes	21.8%	30.8%	33.6%

Tax provision	8.9%	12.5%	12.6%

Net income	12.9%	18.2%	21.0%

Results for the Year Ended December 31, 2008 Compared to Results for the Year Ended December 31, 2007
Revenue decreased $1.6 million or 7% to $22.9 million in 2008 compared to $24.6 million in 2007. This decrease was due in part to decreased testing volume, which decreased 6% compared to 2007. Average revenue per sample was unchanged between 2008 and 2007. Testing volume from existing and new customers fell 3% and 26%, respectively. Revenue included the recognition of deferred revenue relating to the sale of PDT-90 products was $0.1 and $0.2 million, respectively, for each of the years ended December 31, 2008 and 2007.
Gross profit decreased $1.3 million to $13.4 million in 2008 compared to $14.7 million in 2007. Direct costs decreased by 3% from 2007 to 2008, mainly due to lower labor and associated costs. The gross profit margin fell from 59.7% in 2007 to 58.2% in 2008 because the decline in revenue was greater than the reduction in direct costs.

General and administrative (“G&A”) expenses were $4.5 million for the year ended December 31, 2008 compared to $3.9 million for the year ended December 31, 2007, representing an increase of 14%. As a percentage of revenue, G&A expenses were 19.7% and 16.1% for the years ended December 31, 2008 and 2007, respectively. The increase in general and administrative expenses in 2008 was due primarily to an increase in legal fees defending our technology on behalf of our customers of approximately $270,000, salaries and stock compensation of approximately $144,000, bad debt expense of approximately $85,000 and consulting fees of approximately $84,000.
Marketing and selling expenses were $3.6 million for the year ended December 31, 2008, compared to $3.1 million for the year ended December 31, 2007, an increase of 18%. The variation in marketing and selling expenses was primarily due to higher staffing levels in the marketing area and related benefits in 2008. Total marketing and selling expenses represented 15.9% and 12.5% of revenue for the years ended December 31, 2008 and 2007, respectively.
Research and development (“R&D”) expenses for 2008 were $0.5 million compared to $0.5 million for 2007. R&D expenses represented 2.1% and 2.0% of revenue for the years ended December 31, 2008 and 2007, respectively.
Interest income decreased $0.1 million to $0.3 million for the year ended December 31, 2008 compared to $0.4 million for the year ended December 31, 2007. Interest income in both periods represented interest and dividends earned on cash equivalents and short-term investments. Lower average investment balances along with a decrease in the yield on investment balances in 2008 as compared to 2007 caused the decrease in interest income.
During the year ended December 31, 2008, the Company recorded a tax provision of $2.0 million, representing an effective tax rate of 40.8%. During the year ended December 31, 2007, the Company recorded a tax provision of $3.1 million, representing an effective tax rate of 40.7%.
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

Liquidity and Capital Resources
At December 31, 2008, the Company had $6.6 million of cash and cash equivalents, compared to $10.0 million at December 31, 2007. The Company’s operating activities generated net cash of $3.7 million in 2008, $4.9 million in 2007 and $4.6 million in 2006. Investing activities provided $3.5 million in 2008, used $0.6 million in 2007 and used $1.4 million in 2006. Financing activities used $6.7 million in 2008, $2.3 million in 2007 and $2.4 million in 2006.
Operating cash flow of $3.7 million in 2008 primarily reflected net income of $3.0 million adjusted for depreciation and amortization of $0.3 million, stock compensation expense of $0.4 million and an increase in prepaid expenses of $0.6 million, offset by an increase in accrued expenses of $0.3 million. Operating cash flow of $4.9 million in 2007 primarily reflected net income of $4.5 million adjusted for depreciation and amortization of $0.3 million, stock compensation expense of $0.2 million and a decrease in prepaid expenses of $0.3 million, offset by an increase in accounts receivable of $0.4 million. Operating cash flow in 2006 of $4.6 million consisted of $4.9 million in net income, adjusted for depreciation and amortization of $0.3 million, stock compensation expense of $0.1 million, offset by an increase in prepaid expenses of $0.4 million and an increase in accrued expenses of $0.4 million.
Investing cash flow principally reflected the purchase and redemption of short-term investments and capital expenditures. During 2008, the Company redeemed at par value short term investments of $3.9 million. During 2007, the Company purchased a net of $0.2 million in short-term investments, while in 2006 the Company purchased $1.1 million. Capital expenditures were $0.3 million, $0.4 million and $0.3 million in 2008, 2007 and 2006, respectively. The expenditures related principally to new equipment, including laboratory and computer equipment.
During 2008, the Company repurchased 61,107 shares for treasury. In 2007, the Company repurchased 2,400 shares of common stock for treasury. The Company has authorized 750,000 shares for repurchase since June of 1998, of which 250,000 shares of common stock were authorized in March of 2008 for repurchase. Since 1998, a total of 529,858 shares have been repurchased. The Company also distributed $6.1 million, $3.0 million, and $2.5 million of cash dividends to its shareholders in 2008, 2007, and 2006 respectively.
At December 31, 2008, the Company’s principal sources of liquidity included approximately $6.6 million of cash and cash equivalents. Management currently believes that such funds, together with future operating profits, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include joint ventures, issuance of common stock or debt financing, although there is no assurance that such financings will be available to the Company on terms it deems acceptable, if at all. At December 31, 2008, the Company had no long-term debt.
The Company has paid dividends over the past fifty quarters. In December 2008, the Company paid a special dividend of $0.50 per share. The dividend was paid with the intent of enabling the Company’s shareholders to benefit under the current tax structure. Despite the payment of this special dividend, the Company has no plans as of the date of this annual report to change its current dividend rate. It most recently declared a dividend in February 2009 which was paid in March 2009 and amounted to $883,280. The Company’s current intention is to continue to declare dividends to the extent funds are available and not required for operating purposes or capital requirements, and only then, upon approval by the Board of Directors. There can be no assurance that in the future the Company will declare dividends.

Contractual obligations as of December 31, 2008 were as follows:

	Payments Due By Period
	Less			Greater
	Than 1	1 – 3	3 – 5	Than 5
Contractual Obligation	Year	Years	Years	Years	Total
	(Amounts in thousands)

Operating leases	$543	$1,093	$—	$—	$1,636
Purchase commitment	578	—	—	—	578

Total	$1,121	$1,093	$—	$—	$2,214

Purchase Commitment
The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier at prices based upon prior year purchase levels. Purchases amounted to $606,484, $587,964, and $543,832 in 2008, 2007 and 2006 respectively. The Company expects to purchase $578,000 in 2009. In exchange for exclusivity, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company’s purchase commitments. This agreement does not include a fixed termination date; however, it is cancelable upon mutual agreement by both parties or after six months termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.
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
Deferred revenue represents payments received in advance of the performance of drug testing procedures, generally in relation to the personal drug testing kits PDT-90. Deferred revenue is recognized as revenue when the underlying test results are delivered. With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance. Revenue is then recognized when the Company can reasonably, reliably and objectively determine that it is remote that performance will be required for an estimable portion of transactions. The Company recorded $89,714 and $189,628 of revenue in the results of operations for the years ended December 31, 2008 and 2007 related to test kits that were sold for which the Company’s obligations to provide service were deemed remote.
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

Allowance for Doubtful Accounts
The allowance for doubtful accounts is based on management’s assessment of the ability to collect amounts owed to it by its customers. Management reviews its accounts receivable aging for doubtful accounts and uses a methodology based on calculating the allowance using a combination of factors including the age of the receivable along with management’s judgment to identify accounts that may not be collectible. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. In 2008, the reserve balance was increased slightly as the Company decided, because of economic conditions, to expand its reserve for potential non-payment of receivables. The Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. Bad debt expense has been within management’s expectations.
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
The Company had net deferred tax assets in the amount of $588,419 at December 31, 2008, which the Company believes are fully realizable based upon expected future taxable income, which the Company believes is reasonably attainable in light of previous operating results during the past three years.
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
The Company adopted the provisions of FIN 48, effective January 1, 2007, without material effect in the financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remained subject to examination by major tax jurisdictions as of January 1, 2007 and 2008.
The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. Interest and penalties related to income tax matters are recognized as a general and administrative expense. The Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued as of December 31, 2008 or 2007. The Company does not expect the unrecognized tax benefits to change significantly over the next twelve months.
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

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and has been adopted by the Company in 2008 without material effect on the Company’s financial position or results of operations.
In February 2008, the FASB issued Staff Position No. FAS 157-2 (“FSP 157-2”) that defers the effective date of applying the provisions of SFAS 157 to the fair value measurement of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect that the adoption of FSP 157-2 will have on its results of operations and financial condition but does not expect it to have a material impact.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”) including an amendment of FASB Statement No. 115. SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. The Company adopted SFAS 159 beginning in the first quarter of 2008, without material effect on the Company’s financial position or results of operations.
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
Not Required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of Psychemedics Corporation
Acton, Massachusetts:
We have audited the accompanying balance sheets of Psychemedics Corporation as of December 31, 2008 and 2007 and the related statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Psychemedics Corporation at December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
/s/ BDO Seidman, LLP
Boston, Massachusetts
March 25, 2009

PSYCHEMEDICS CORPORATION
BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$6,630,119	$6,096,734
Short-term investments	—	3,875,000
Accounts receivable, net of allowance of $246,462 in 2008 and $235,337 in 2007	3,398,455	3,555,342
Prepaid expenses and other current assets	1,105,886	498,919
Deferred tax assets	449,398	429,472

Total current assets	11,583,858	14,455,467

Property and equipment, net;
Computer software	1,205,840	1,205,840
Office furniture and equipment	1,955,054	2,146,269
Laboratory equipment	6,807,970	6,545,889
Leasehold improvements	908,615	894,659

	10,877,479	10,792,657
Less – Accumulated depreciation and amortization	(10,047,755)	(9,977,315)

	829,724	815,342
Deferred tax assets	139,021	231,346
Other assets	75,183	58,613

Total assets	$12,627,786	$15,560,768

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$644,894	$488,640
Accrued expenses	1,268,924	951,242
Deferred revenue	154,080	242,955

Total current liabilities	2,067,898	1,682,837

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, $0.005 par value; 872,521 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.005 par value; 50,000,000 shares authorized, 5,843,068 shares issued in 2008 and 5,811,982 shares issued in 2007	29,216	29,060
Paid-in capital	27,118,743	26,539,764
Treasury stock, at cost, 647,304 shares in 2008 and 586,197 shares in 2007	(9,973,957)	(9,163,624)
Accumulated deficit	(6,614,114)	(3,527,269)

Total shareholders’ equity	10,559,888	13,877,931

Total liabilities and shareholders’ equity	$12,627,786	$15,560,768

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006

Revenue	$22,948,604	$24,568,824	$23,425,090
Cost of revenue	9,598,515	9,892,226	9,369,257

Gross profit	13,350,089	14,676,598	14,055,833

Operating expenses:
General and administrative	4,520,074	3,948,642	3,278,826
Marketing and selling	3,648,584	3,099,909	2,769,310
Research and development	474,622	489,007	444,532

Total operating expenses	8,643,280	7,537,558	6,492,668

Operating income	4,706,809	7,139,040	7,563,165

Interest income	308,034	416,647	294,036

Income before taxes	5,014,843	7,555,687	7,857,201

Provision for income taxes	2,046,054	3,072,000	2,955,000

Net income	$2,968,789	$4,483,687	$4,902,201

Basic net income per share	$0.57	$0.86	$0.95

Diluted income per share	$0.57	$0.85	$0.94

Dividends declared per share	$1.160	$0.575	$0.475

Weighted average common shares outstanding, basic	5,219,141	5,205,032	5,170,258

Weighted average common shares outstanding, diluted	5,245,713	5,301,620	5,240,155

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock			Treasury Stock
		$0.005	Paid-In			Accumulated
	Shares	Par Value	Capital	Shares	Cost	Deficit	Total
BALANCE, December 31, 2005	5,750,894	28,754	25,446,781	583,797	(9,122,691)	(7,458,280)	8,894,564
Exercise of stock options	5,150	26	69,057	—	—	—	69,083
Stock compensation expense	—	—	93,962	—	—	—	93,962
Cash dividends declared ($0.475 per share)	—	—	—	—	—	(2,456,305)	(2,456,305)
Net income	—	—	—	—	—	4,902,201	4,902,201

BALANCE, December 31, 2006	5,756,044	28,780	25,609,800	583,797	(9,122,691)	(5,012,384)	11,503,505
Exercise of stock options	50,479	253	691,564	—	—	—	691,817
Shares issued — vested	5,459	27	(27)				—
Stock compensation expense	—	—	238,427	—	—	—	238,427
Acquisition of treasury stock				2,400	(40,933)		(40,933)
Cash dividends declared ($0.575 per share)	—	—	—	—	—	(2,998,572)	(2,998,572)
Net income	—	—	—	—	—	4,483,687	4,483,687

BALANCE, December 31, 2007	5,811,982	$29,060	$26,539,764	586,197	$(9,163,624)	$(3,527,269)	$13,877,931
Exercise of stock options	17,931	90	199,114	—	—	—	199,204
Shares issued-vested	13,155	66	(66)	—	—	—	—
Stock compensation expense	—	—	379,931	—	—	—	379,931
Acquisition of treasury stock	—	—	—	61,107	(810,333)	—	—
Cash dividends declared ($1.16 per share)	—	—	—	—	—	(6,055,634)	(6,055,634)
Net income	—	—	—	—	—	2,968,789	2,968,789

BALANCE, December 31, 2008	5,843,068	$29,216	$27,118,743	647,304	$(9,973,957)	$(6,614,114)	$10,559,888

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,968,789	$4,483,687	$4,902,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	331,393	347,125	287,443
Deferred income taxes	72,399	(64,777)	170,000
Stock compensation expense	379,931	238,427	93,962
Changes in operating assets and liabilities:
Accounts receivable	156,887	(358,958)	75,894
Prepaid expenses and other assets	(606,967)	319,774	(431,267)
Accounts payable	156,254	(10,780)	131,885
Accrued expenses	317,682	85,667	(426,682)
Deferred revenue	(88,875)	(149,448)	(198,267)

Net cash provided by operating activities	3,687,493	4,890,717	4,605,169

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of short-term investments	3,875,000	3,500,055	—
Purchases of short-term investments	—	(3,691,863)	(1,133,192)
Increase in other long-term assets	(17,811)	(18,783)	—
Purchases of property and equipment	(344,534)	(415,939)	(257,039)

Net cash provided by (used in) investing activities	3,512,655	(626,530)	(1,390,231)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(6,055,634)	(2,998,572)	(2,456,305)
Proceeds from employee stock plans and stock option exercises	189,891	665,221	8,983
Acquisition of treasury stock	(810,333)	(40,933)	—
Tax benefit associated with exercise of options	9,313	26,596	60,100

Net cash used in financing activities	(6,666,763)	(2,347,688)	(2,387,222)

Net increase in cash and cash equivalents	533,385	1,916,499	827,716
CASH AND CASH EQUIVALENTS, beginning of year	6,096,734	4,180,235	3,352,519

CASH AND CASH EQUIVALENTS, end of year	$6,630,119	$6,096,734	$4,180,235

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$2,553,537	$2,781,023	$3,244,599

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of restricted stock awards	$66	$27	$—

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008
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
Cash Equivalents and Short Term Investments
The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents consist of cash savings and U.S. government reserve money market accounts at December 31, 2008 and 2007. While the money market account contains U.S. federal government backed issues, the account itself is not federally insured.
In 2007, the Company maintained a short-term investment portfolio consisting principally of Taxable Auction Rate Preferred, 7 and 28 day Dutch Auction securities and government obligations. During 2008, these investments were liquidated at par. The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Under SFAS 115, investments that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost, which approximates fair market value. All short-term investments were classified as held-to-maturity at December 31, 2007. The Company does not use derivative financial instruments for speculative or trading purposes.
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
The Company recorded depreciation and amortization related to property and equipment of $331,393, $347,125, and $287,443 in 2008, 2007 and 2006, respectively.
Other Assets
Other assets primarily consist of capitalized legal costs relating to patent applications. The Company amortizes these costs over 10 years from the date of grant of the applicable patent. The Company recorded a de-minimus amount of amortization in 2008, and none in 2007 or 2006. As of December 31, 2008 and 2007, the Company had capitalized legal costs relating to an outstanding patent application of $37,236 and $18,973 respectively. The Company’s issued patents, with an original cost of $517,587, were fully amortized as of December 31, 2008 and 2007. The amount of amortization related to patent applications is expected to remain below $10,000 per year for the next 5 years.
Impairment of Long-Lived Assets
In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. The Company believes that the carrying value of its long-lived assets is fully realizable at December 31, 2008.
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

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
2. Summary of Significant Accounting Policies (Continued)
Deferred revenue represents payments received in advance of the performance of drug testing procedures, generally in relation to the personal drug testing kits PDT-90. Deferred revenue is recognized as revenue when the underlying test results are delivered. With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance. Revenue is then recognized when the Company can reasonably, reliably and objectively determine that it is remote that performance will be required for an estimable portion of transactions. The Company recorded $89,714, $189,628 and $244,000 of revenue in the results of operations for the years ended December 31, 2008, 2007 and 2006 related to test kits that were sold for which the Company’s obligations to provide service were deemed remote.
At December 31, 2008 and 2007, the Company had deferred revenue of approximately $154,000 and $243,000, respectively, reflecting sales of its personal drug testing service for which the performance of the related test had not yet occurred and future obligations were not deemed remote.
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
Concentration of Credit Risk and Off-Balance Sheet Risk
The Company has no significant off-balance-sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash and cash equivalents, short-term investments and accounts receivable. The Company places its cash and cash equivalents and short-term investments in highly rated institutions. These include money market accounts holding U.S. federal government reserve securities. While the underlying securities are federally issued, the account itself is not insured. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. The Company does not require collateral.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
2. Summary of Significant Accounting Policies (Continued)
Comprehensive Income (Loss)
SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive income is the same as its reported net income for the years ended December 31, 2008, 2007 and 2006.
Stock-Based Compensation
The Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation as a charge against earnings. The Company recognizes stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. Based on the provisions of SFAS 123R, the Company’s stock-based compensation is accounted for as equity instruments. Prior to January 1, 2006, the Company followed Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock-based compensation. The Company elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption, as well as to the future vesting of awards granted and not vested as of the date of adoption. Prior period amounts have not been restated.
Under the provisions of SFAS 123R, the Company recorded $379,931, $238,427 and $93,962 of stock-based compensation in the accompanying statements of income for the years ended December 31, 2008, 2007 and 2006, respectively.
SFAS 123R requires the measurement of compensation cost at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest.
See Note 7 for additional information relating to the Company’s stock plans and the adoption of SFAS 123R.
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
Basic and diluted weighted average common shares outstanding are as follows:

	2008	2007	2006

Weighted average common shares outstanding	5,219,141	5,205,032	5,170,258
Dilutive common equivalent shares	26,572	96,588	69,897

Weighted average common shares outstanding, assuming dilution	5,245,713	5,301,620	5,240,155

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
2. Summary of Significant Accounting Policies (Continued)
For the years ending December 31, 2008, 2007, and 2006, options to purchase 331,292, 140,647, and 183,419 common shares, respectively, were outstanding but not included in the dilutive common equivalent share calculation as their effect would have been antidilutive.
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
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and has been adopted by the Company in 2008 without material effect on the Company’s financial position or results of operations.
In February 2008, the FASB issued Staff Position No. FAS 157-2 (“FSP 157-2”) that defers the effective date of applying the provisions of SFAS 157 to the fair value measurement of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect that the adoption of FSP 157-2 will have on its results of operations and financial condition but does not expect it to have a material impact.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”) including an amendment of FASB Statement No. 115. SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. The Company adopted SFAS 159 beginning in the first quarter of 2008, without material effect on the Company’s financial position or results of operations, as it did not elect the fair value option for any items.

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

	2008	2007	2006
Balance, beginning of period	$235,337	$333,281	$461,282
Provision for doubtful accounts	28,436	(50,000)	(70,000)
Write-offs	(17,311)	(47,944)	(58,001)

Balance, end of period	$246,462	$235,337	$333,281

4. Accrued Expenses
Accrued expenses consist of the following:

	December 31,
	2008	2007	2006
Accrued payroll and employee benefits	$618,494	$578,075	$740,544
Accrued income taxes	—	16,925	—
Other accrued expenses	650,430	356,242	125,031

	$1,268,924	$951,242	$865,575

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
5. Income Taxes
The income tax provision consists of the following:

	2008	2007	2006
Current -
Federal	$1,549,593	$2,418,988	$2,402,763
State	424,062	717,789	371,683

	1,973,655	3,136,777	2,774,446

Deferred -
Federal	56,819	(55,514)	156,395
State	15,580	(9,263)	24,159

	72,399	(64,777)	180,554

	$2,046,054	$3,072,000	$2,955,000

A reconciliation of the effective rate with the federal statutory rate is as follows:

	2008	2007	2006

Federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	5.8	6.4	3.3
Permanent differences	1.0	0.3	0.3

Effective tax rate	40.8%	40.7%	37.6%

The components of the net deferred tax assets included in the accompanying balance sheets are as follows at December 31:

	2008	2007
Deferred tax assets:
Deferred revenue	$61,158	$96,406
Stock-based compensation	151,446	121,075
Allowance for doubtful accounts	121,079	93,384
Excess of book over tax depreciation and amortization	139,021	231,346
Accrued expenses	91,765	124,524
Other	40,093	32,628

	604,562	699,363

Deferred tax liabilities:
Prepaid expenses	16,143	38,545

	$588,419	$660,818

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies) accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on an audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
5. Income Taxes (Continued)
The Company adopted the provisions of FIN 48, effective January 1, 2007, without material effect in the financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remained subject to examination by major tax jurisdictions as of January 1, 2007 and 2008.
The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. Interest and penalties related to income tax matters are recognized as a general and administrative expense. The Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued as of December 31, 2008 and 2007. The Company does not expect the unrecognized tax benefits to change significantly over the next twelve months.
6. Preferred Stock
The Board of Directors has the authority to designate authorized preferred shares in one or more series and to fix the relative rights and preferences without vote or action by the stockholders. The Board of Directors has no present plans to designate or issue any shares of preferred stock.
7. Stock-Based Awards
On March 22, 2006, the Company adopted a new stock-based plan (the “2006 Equity Incentive Plan”) for officers, directors, employees and consultants. The 2006 Equity Incentive Plan provides for grants of options with terms of up to ten years, grants of restricted stock, issuances of stock bonuses or grants other stock-based awards, covering up to 250,000 shares of common stock. As of December 31, 2008, 158,100 shares remained available for future grant under the 2006 Equity Incentive Plan.
The Company granted 26,700 SUAs to certain members of management and its directors on May 11, 2006. The fair value of the SUAs was $16.70 per share, which was the closing price of the Company’s stock on May 11, 2006. The SUAs vest over a period of two to four years and are convertible into an equivalent number of shares of the Company’s common stock provided that the awardee remains continuously employed throughout the vesting periods. Of these 26,700 units, 2,000 were cancelled upon employee termination, 1,950 units vested and were issued on April 30, 2007 and 5,200 units vested and were issued, net of tax withholdings, on May 11, 2007. On May 11, 2008, an additional 7,150 units vested and were issued, net of tax withholdings.
The Company granted 34,000 SUA’s to certain members of management and its directors on May 10, 2007. The fair value of the SUAs was $18.41 per share, which was the closing price of the Company’s stock on May 10, 2007. The SUAs vest over a period of two to four years and are convertible into an equivalent number of shares of the Company’s common stock provided that the awardee remains continuously employed throughout the vesting periods. Of these 34,000 units, 10,000 units vested and were issued, net of tax withholdings, on May 10, 2008.
In 2008, the Company granted 32,600 SUAs on May 15, 1,000 SUAs on October 14, and 800 SUAs on November 3. The fair values of the SUAs were $16.50, $10.67 and $9.30 per share, respectively, which was the closing price of the Company’s stock on those dates. The SUAs vest over a period of two to four years and are convertible into an equivalent number of shares of the Company’s common stock provided that the awardee remains continuously employed throughout the vesting period. Of these 34,400 units, 1,200 were cancelled upon termination of an employee.
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

A summary of stock option activity for the Company’s expired stock option plans is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise Price	Remaining	Intrinsic Value
	of Shares	Per Share	Contractual Life	(1)
Outstanding, December 31, 2005	556,946	16.09
Granted	—	—
Exercised	(5,150)	11.67
Terminated	(23,938)	23.47

Outstanding, December 31, 2006	527,858	$15.79
Granted	—	—
Exercised	(50,479)	13.79
Terminated	(27,345)	20.65

Outstanding, December 31, 2007	450,034	$15.63
Granted	—	—
Exercised*	(18,139)	13.93
Terminated	(39,785)	20.51

Outstanding, December 31, 2008	392,110	$15.22	4.4 years	$65,060

Exercisable, December 31, 2008	392,110	$15.22	4.4 years	$65,060

Available for grant, December 31, 2008	—

*	Share amount includes 208 shares forfeited by an employee to pay federal income taxes.

(1)
The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on December 31, 2008 ($6.46) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option. The total intrinsic value of stock options exercised, calculated based on the amount by which the market value of the Company’s stock at the time of exercise exceeded the exercise price, was $65,060, $212,071, and $86,520 for the years 2008, 2007 and 2006, respectively.

A summary of activity for SUAs under the Company’s 2006 Equity Incentive Plan is as follows:

		Aggregate
	Number	Intrinsic Value
	of Shares	(2)
Outstanding, December 31, 2005	—
Granted	26,700
Vested	—
Terminated	—

Outstanding, December 31, 2006	26,700
Granted	34,000
Converted to common stock	(7,150)
Terminated	(2,000)

Outstanding, December 31, 2007	51,550
Granted*	34,400
Converted to common stock	(17,150)
Terminated	(1,200)

Outstanding, December 31, 2008	67,600	$436,696

Available for grant, December 31, 2008	158,100

(2)	The aggregate intrinsic value on this table was calculated based on the closing market price of the Company’s stock on December 31, 2008 ($6.46).

*	The weighted-average grant-date fair value of the SUAs granted during 2008 was $16.16. Total stock based compensation expense for 2008 was $379,931.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
7. Stock-Based Awards (Continued)
As of December 31, 2008, a total of 617,810 shares of common stock were reserved for issuance under the various stock option and stock-based plans. As of December 31, 2008, the unamortized fair value of awards relating to SUAs was $882,658 to be amortized over a weighted average period of 1.9 years.
8. Employee Benefit Plan
The Psychemedics Corporation 401(k) Savings and Retirement Plan (the 401(k) Plan) is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code. All employees over the age of 21 are eligible to make pre-tax contributions up to a specified percentage of their compensation. Under the 401(k) Plan, the Company may, but is not obligated to, match a portion of the employees’ contributions up to a defined maximum. Matching contributions of $127,080, $118,141 and $118,101 were made in the years ended December 31, 2008, 2007 and 2006, respectively.
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
10. Commitments and Contingencies
Commitments
The Company leases certain of its facilities and equipment under operating lease agreements expiring on various dates through December 2012. Total minimum lease payments, including scheduled increases, are charged to operations on the straight-line basis over the life of the respective lease. Rent expense was approximately $516,000, $501,000 and $506,000 in 2008, 2007 and 2006, respectively.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
10. Commitments and Contingencies (Continued)
At December 31, 2008, minimum commitments remaining under lease agreements were approximately as follows:

Years Ending December 31:	Amount
2009	543,000
2010	467,000
2011	325,000
2012	301,000

$1,636,000

Purchase Commitment
The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier in exchange for variable annual payments based upon prior year purchases. Purchases amounted to $606,484 in 2008, $587,964 in 2007 and $543,832 in 2006. The Company expects to purchase approximately $587,000 in 2009. In exchange for exclusivity, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company’s purchase commitments. This agreement does not include a fixed termination date; however, it is cancelable upon mutual agreement by the parties or six months after termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.
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
11. Selected Quarterly Financial Data (Unaudited)
The following are selected quarterly financial data for the years ended December 31, 2008 and 2007:

	Quarter Ended (000’s except per share amounts)
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
Revenues	$5,709	$6,211	$6,205	$4,824
Gross profit	3,322	3,776	3,653	2,600
Income from operations	1,383	1,659	1,369	297
Net income	890	1,033	874	173
Basic net income per share	0.17	0.20	0.17	0.03
Diluted net income per share	0.17	0.20	0.17	0.03

	Quarter Ended (000’s except per share amounts)
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
Revenues	$5,717	$6,497	$6,464	$5,891
Gross profit	3,262	4,110	3,910	3,395
Income from operations	1,630	2,113	1,915	1,481
Net income	1,035	1,332	1,210	907
Basic net income per share	0.20	0.26	0.23	0.17
Diluted net income per share	0.20	0.25	0.23	0.17

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A (T). CONTROLS AND PROCEDURES
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
As required by Rule 13a-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and its Principal Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2008. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective for ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control-Integrated Framework, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2008. Further, the Company’s management hired an outside party to review internal controls and the report concluded that there were no material weaknesses in the internal control structure.
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
Inherent Limitations on Effectiveness of Controls
The Company’s management, including its Chief Executive Officer and Principal Financial Officer, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives for the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors and instances of fraud, if any, within our company have been or will be prevented or detected. Further, internal controls may become inadequate as a result of changes in conditions, or through the deteriorations of the degree of compliance with policies or procedures.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Following is a list that sets forth as of March 18, 2009 the names, ages and positions within the Company of all of the Executive Officers of the Company and the Directors of the Company. Each such director has been nominated for reelection at the Company’s 2009 Annual Meeting, to be held on May 21, 2009 at 3:00 P.M. at the Seaport Hotel, 200 Seaport Boulevard, Boston, Massachusetts.

NAME	AGE	POSITION

Raymond C. Kubacki, Jr.	64	Chairman, Chief Executive Officer, President, Director

Raymond Ruddy	40	Vice President, Controller

William Thistle, Esq.	59	Senior Vice President, General Counsel

Michael I. Schaffer, Ph.D.	64	Vice President, Laboratory Operations

Harry Connick	83	Director, Audit Committee member, Compensation Committee Member, Nominating Committee member

Walter S. Tomenson, Jr.	62	Director, Audit Committee member, Compensation Committee Member, Nominating Committee member

Fred J. Weinert	61	Director, Audit Committee member, Compensation Committee Member, Nominating Committee member
All Directors hold office until the next annual meeting of stockholders or until their successors are elected. Officers serve at the discretion of the Board of Directors.
Mr. Kubacki has been the Company’s President and Chief Executive Officer and has served as a director of the Company since 1991. On November 30, 2003, he was elected Chairman of the Board. He is a Director of Protection One, Inc. He is also a trustee of the Center for Excellence in Education based in Washington, DC.
Mr. Ruddy joined the Company as Vice President and Controller in October 2008. Prior to joining the Company, he served as Director of International Finance at GSI Group from 2005 to 2008. From 2001 to 2005, Mr. Ruddy served as Director of Finance and Investor Relations of Concord Communications.
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
The information required by Item 405 of Regulation S-K will be set forth in the Proxy Statement of the Company relating to the 2009 Annual Meeting of Stockholders to be held on May 21, 2009 and is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2009 Annual Meeting of Stockholders to be held on May 21, 2009 and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2009 Annual Meeting of Stockholders to be held on May 21, 2009 and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2009 Annual Meeting of Stockholders to be held on May 21, 2009 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2009 Annual Meeting of Stockholders to be held on May 21, 2009 and is incorporated herein by reference.

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
Date: March 25, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below appoints jointly and severally, Raymond C. Kubacki, Jr. and Raymond Ruddy and each one of them, his attorneys-in-fact, each with the power of substitution for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that each attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

/s/ Raymond C. Kubacki, Jr.	March 25, 2009
Raymond C. Kubacki, Jr.
Chairman, President and Chief Executive Officer, Director
(Principal Executive Officer)

/s/ Raymond Ruddy	March 25, 2009
Raymond Ruddy
Vice President, Controller
(Principal Financial and Accounting Officer)

/s/ Harry Connick	March 25, 2009
Harry Connick
Director

/s/ Walter S. Tomenson, Jr.	March 25, 2009
Walter S. Tomenson, Jr.
Director

/s/ Fred J. Weinert	March 25, 2009
Fred J. Weinert Director

EXHIBIT INDEX

Exhibit Number		Description
3.1		Amended and Restated Certificate of Incorporation filed on August 1, 2002 — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002).

3.2		By-Laws of the Company — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

4.1		Specimen Stock Certificate — (Incorporated by reference from the Registrant’s Registration Statement on Form 8-A filed on July 31, 2002).

10.1
License Agreement with Werner Baumgartner, Ph.D. and Annette Baumgartner dated January 17, 1987 — (Incorporated by reference from the Registrant’s Registration Statement on Form S-18, File No. 33-10186 LA).

10.2	*	1989 Employee Stock Option Plan, as amended — (Incorporated by reference from the Registrant’s 1997 Annual Proxy Statement).

10.3	*	1989 Non-Qualified Stock Option Plan, as amended (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.4	*	1991 Non-Qualified Stock Option Plan — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

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

10.6	*	2000 Stock Option Plan, — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002).

10.7	*
Amended and restated change in Control Severance Agreement with Raymond C. Kubacki, Jr. dated July 10, 2008- (Incorporated by reference from the Registrant’s current report on form 8-k, filed on July 14, 2008.)

10.8	*	Change in Control Severance Agreement with William R. Thistle dated March 28, 2005- (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 30, 2005).

10.9	*	2006 Equity Incentive Plan — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 17, 2006).

10.10	*	Form of Stock Unit Award used with employees and consultants under the 2006 Equity Incentive Plan — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 17, 2006).

10.11	*	Form of Stock Unit Award used with non-employee directors under the 2006 Equity Incentive Plan — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 17, 2006).

10.12	*	Change in control severance agreement with Michael Schaffer PhD dated July 10, 2008 (Incorporated by reference from the registrants current report on Form 8-k filed on July 14, 2008)

10.13	*	Amendment dated November 3, 2008 to change in control severance agreement with Ray Kubacki. (filed herewith).

10.14	*	Amendment dated November 3, 2008 to change in control severance agreement with William Thistle. (filed herewith).

10.15	*	Amendment dated November 3, 2008 to change in control severance agreement with Michael Schaffer. (filed herewith).

EXHIBIT INDEX

Exhibit Number	Description
23.1	Consent of BDO Seidman LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management compensation plan or arrangement