Form 10-Q
period 2009-03-31
PSYCHEMEDICS CORP
filed 2009-05-18
CIK 806517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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
Registrant’s telephone number including area code: (978) 206-8220
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if smaller reporting Company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at May 12, 2009 was 5,843,067.

PSYCHEMEDICS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009

PSYCHEMEDICS CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	Unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$5,487,075	$6,630,119
Accounts receivable, net of allowance of $246,478 in 2009 and $246,462 in 2008	2,741,716	3,398,455
Prepaid expenses	1,084,148	1,023,841
Other current assets	347,514	82,045
Deferred tax assets	490,762	449,398

Total Current Assets	10,151,215	11,583,858

Fixed Assets
Equipment & leasehold improvements	10,905,223	10,877,479
Less accumulated depreciation	(10,143,689)	(10,047,755)

Net Fixed Assets	761,534	829,724

Deferred tax assets, long-term	139,021	139,021
Other assets	74,716	75,183

Total Assets	$11,126,486	$12,627,786

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	313,896	644,894
Accrued expenses	946,220	1,268,924
Deferred revenue	123,210	154,080

Total Current Liabilities	1,383,326	2,067,898

Shareholders’ Equity
Preferred stock, $0.005 par value; 872,521 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.005 par value; 50,000,000 shares authorized. 5,843,068 shares issued in 2009 and 5,843,068 shares issued in 2008	29,216	29,216
Paid-in capital	27,226,179	27,118,743
Accumulated deficit	(7,458,871)	(6,614,114)
Less — Treasury stock, at cost, 664,523 shares in 2009 and 647,304 shares in 2008	(10,053,364)	(9,973,957)

Total Shareholders’ Equity	9,743,160	10,559,888

Total Liabilities & Shareholders’ Equity	$11,126,486	$12,627,786

See accompanying notes to condensed financial statements.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF INCOME
UNAUDITED

	Three Months Ended
	March 31,
	2009	2008

Revenue	$4,078,837	$5,708,863
Cost of Revenue	1,986,911	2,387,301

Gross Profit	2,091,926	3,321,562

Operating Expenses:
General & Administrative	1,042,495	1,022,302
Marketing & Selling	871,464	798,645
Research & Development	125,046	117,780

Operating Expenses	2,039,005	1,938,727

Operating Income	52,921	1,382,835

Interest Income	15,507	111,771

Net Income Before Provision for Income Taxes	68,428	1,494,606

Provision for Income Taxes	29,903	605,000

Net Income	$38,525	$889,606

Basic net income per share	$0.01	$0.17

Diluted net income per share	$0.01	$0.17

Dividends declared per share	$0.17	$0.15

Weighted average common shares outstanding, basic	5,190,747	5,220,711

Weighted average common shares outstanding, diluted	5,204,876	5,308,962

See accompanying notes to condensed financial statements.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the Three Months Ended
	March 31, 2009	March 31, 2008

Cash Flows From Operating Activities:

Net Income	$38,525	$889,606

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	96,401	84,456
Stock-based compensation expense	107,436	75,876
Deferred income taxes	(41,364)	(27,923)

Changes in operating assets and liabilities:
Accounts Receivable	656,739	(15,056)
Prepaid expenses and other current assets	(325,776)	(642,699)
Accounts payable	(330,998)	(151,645)
Accrued expenses	(322,704)	78,532
Accrued income tax	—	(16,924)
Deferred revenue	(30,870)	(30,329)

Net Cash Provided By (Used In) Operating Activities:	(152,611)	243,894

Cash Flows Provided By (Used In) Investing Activities:

Redemptions of Short-Term Investments	—	1,075,000
Purchases of equipment and leasehold improvements	(27,744)	(28,446)
Other Assets	—	(3,345)

Net Cash Provided By (Used In) Investing Activities:	(27,744)	1,043,209

Cash Flows Used In Financing Activities:

Net Proceeds from issuance of Stock	—	44,460
Acquisition of Treasury Stock	(79,407)	(334,504)
Cash Dividends paid	(883,282)	(784,340)

Net Cash Used In Financing Activities:	(962,689)	(1,074,384)

Net Increase (Decrease) In Cash and Cash Equivalents:	(1,143,044)	212,719

Cash and Cash Equivalents, Beginning Of Period:	6,630,119	6,096,664

Cash and Cash Equivalents, End Of Period:	$5,487,075	$6,309,383

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	—	$830,000

See accompanying notes to condensed financial statements.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
UNAUDITED
1. Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (“the Company,” “our Company,” “our” or “we”) as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 23, 2009. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three ended March 31, 2009 may not be indicative of the results that may be expected for the year ending December 31, 2009, or any other period.
2. Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents consist of cash savings and U.S. government reserve money market accounts at March 31, 2009 and 2008. While the money market account contains U.S. federal government backed issues, the account itself is not federally insured. As of March 31, 2009, $4.0 million were in U.S. federal government-backed money market accounts.
3. Stock-Based Compensation
The Company’s “2006 Equity Incentive Plan” provides for the grant or issuance to officers, directors, employees and consultants of options with terms of up to ten years, restricted stock, issuances of stock bonuses or other stock-based awards, covering up to 250,000 shares of common stock. As of March 31, 2009, 158,100 shares remained available for future grant under the 2006 Equity Incentive Plan.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
UNAUDITED
3. Stock-Based Compensation (continued)
A summary of activity for SUAs (Stock Unit Awards) under the Company’s 2006 Equity Incentive Plan for the three months ended March 31, 2009 is as follows:

	Number	Aggregate
	of	Intrinsic
	Shares	Value (1)
		(000s)
Outstanding, December 31, 2008	67,600
Granted	—
Terminated	—
Converted to common stock	—

Outstanding, March 31, 2009	67,600	$385

Available for grant, March 31, 2009	158,100

(1)	The aggregate intrinsic value on this table was calculated based on the closing market value of the Company’s stock on March 31, 2009 ($5.70).
A summary of stock option activity for the Company’s expired stock option plans for the three months ended March 31, 2009 is as follows:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price Per	Contractual	Intrinsic
	Shares	Share	Life	Value (2)
(000s)
Outstanding, December 31, 2008	392,110	$15.22
Granted	—	—
Exercised	—	—
Terminated	—	—

Outstanding, March 31, 2009	392,110	$15.22	4.2 years	$—

Exercisable, March 31, 2009	392,110	$15.22	4.2 years	$—

Available for grant, March 31, 2009	—

(2)
The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on the March 31, 2009 ($5.70) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
UNAUDITED
3. Stock-Based Compensation (continued)
The total intrinsic value of stock options exercised, during the three months ended March 31, 2008, calculated based on the amount by which the market value of the Company’s stock at the time of exercise exceeded the exercise price, was $5 thousand. No options were exercised during the three month period ended March 31, 2009.
As of March 31, 2009, a total of 617,810 shares of common stock were reserved for issuance under the various stock option and stock-based plans. As of March 31, 2009, the unamortized fair value of awards relating to SUAs was $775 thousand.
4. Basic and Diluted Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The number of dilutive common equivalent shares outstanding during the period has been determined in accordance with the treasury-stock method. Common equivalent shares consist of common stock issuable upon the exercise of outstanding options and assume the full vesting of all outstanding, unvested SUAs. The Company’s unvested SUAs do not have stock dividend rights and, consequently, are not included in share totals.
Basic and diluted weighted average common shares outstanding are as follows:

	Three Months Ended
	(000s)
	March 31,	March 31,
	2009	2008

Weighted average common shares	5,191	5,221
Common equivalent shares	14	88

Weighted average common shares outstanding, assuming dilution	5,205	5,309

For the three months ended March 31, 2009 and 2008, options to purchase 392 thousand and 155 thousand common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
UNAUDITED
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
Deferred revenue represents payments received in advance of the performance of drug testing procedures, generally in relation to the personal drug testing kits PDT-90. Deferred revenue is recognized as revenue when the underlying test results are delivered. With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance. Revenue is then recognized when the Company can reasonably, reliably and objectively determine that it is remote that performance will be required for an estimable portion of transactions. The Company recorded $35 thousand and $29 thousand of revenue in the results of operations for the three months ended March 31, 2009 and 2008, respectively, related to test kits that were sold for which the Company’s obligations to provide service were deemed remote.
At March 31, 2009 and December 31, 2008, the Company had deferred revenue of approximately $123 thousand and $154 thousand, respectively, reflecting sales of its personal drug testing service for which the performance of the related test had not yet occurred and future obligations were not deemed remote.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
UNAUDITED
6. Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 became effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company in 2008 without material effect on the Company’s financial position or results of operations.
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
The financial assets of the Company measured at fair value on a recurring basis are cash and cash equivalents and investments. The Company’s cash and cash equivalents and investments are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices that are accessible at the measurement date for identical assets and liabilities.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
UNAUDITED
6. Fair Value Measurements (continued)
In February 2008, the FASB issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) that defers the effective date of applying the provisions of SFAS 157 to the fair value measurement of nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (or at least annually), until fiscal years beginning after November 15, 2008. The Company believes that FSP 157-2 does not have a material impact on its results of operations and financial condition.
7. Recent Accounting Pronouncements
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The objective of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(revised 2007), “Business Combinations,” (“SFAS 141(R)”), and other accounting principles generally accepted in the United States. FSP No. 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. The Company is in the process of evaluating FSP No. 142-3 and does not expect it to have a significant impact on its financial statements.
In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. SFAS 141R will be adopted on a prospective basis for new acquisitions subsequent to the effective date. With respect to potential transactions that may be executed subsequent to adoption, the accounting consequences could be materially different than under the current accounting rules.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)- 1”). This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss”. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). The requirements of FSP FAS 141(R)-1 carry forward without significant revision of the guidance on contingencies of SFAS No. 141, “Business Combinations”, which was superseded by SFAS No. 141(R) (see previous paragraph). FSP FAS 141(R)-1 also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. FSP FAS 141(R)-1 will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. With respect to potential transactions that may be executed subsequent to adoption, the accounting consequences could be materially different than under the current accounting rules.
8. Contingencies
The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. The Company believes that based upon information available to the Company at this time, the expected outcome of these matters would not have a material impact on the Company’s results of operations or financial condition.
9. Subsequent Event — Dividends
On May 6, 2009, the Company declared a quarterly dividend of $0.17 per share for a total of $882 thousand, which will be paid on June 19, 2009 to shareholders of record on June 5, 2009.
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
Revenue for the first quarter of 2009 was $4.1 million, a decrease of 29% from first quarter 2008 revenue of $5.7 million. The Company reported net income of $0.01 and $0.17 per diluted share for the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009, the Company had $5.5 million of cash and cash equivalents. The Company distributed $833 thousand or $0.17 per share of cash dividends to its shareholders in the three months ended March 31, 2009. The Company has paid fifty-one consecutive quarterly cash dividends.
RESULTS OF OPERATIONS
Revenue was $4.1 million for three months ended March 31, 2009 compared to revenue of $5.7 million for the three months ended March 31, 2008, representing a decrease of 29%. The decrease in revenue for the three months ended March 31, 2009 was a result of a decrease in testing volume from new and existing clients of 30%, while the average revenue per sample increased 2% during the same period.
Gross profit decreased $1.2 million to $2.1 million for the three months ended March 31, 2009, compared to $3.3 million for the three months ended March 31, 2008. Direct costs fell by $400 thousand or 17% for the three months ended March 31, 2009 compared to the same period in 2008, mainly due to decreased labor and associated costs. The gross profit margin decreased to 51% for the three months ended March 31, 2009 compared to 58% for the comparable period of 2008.
General and administrative (“G&A”) expenses were $1.0 million for the three months ended March 31, 2009 and 2008. As a percentage of revenue, G&A expenses were 26% and 18% for the three months ended March 31, 2009 and 2008, respectively.

Marketing and selling expenses were $871 thousand for the three months ended March 31, 2009 as compared to $799 thousand for the three months ended March 31, 2008, an increase of 9%. Total marketing and selling expenses represented 22% and 14% of revenue for the three months ended March 31, 2009 and 2008, respectively. The increase in marketing and selling expenses was due to higher staffing levels and related expenses.
Research and development (“R&D”) expenses for the three months ended March 31, 2009 were $125 thousand, compared to $118 thousand for the comparable period of 2008, an increase of 6%. R&D expenses represented 3% and 2% of revenue in the first quarter 2009 and 2008 respectively.
Interest income for the three months ended March 31, 2009 decreased by $96 thousand to $15 thousand when compared to the same period of 2008 in which interest income was $112 thousand. Interest income represented interest and dividends earned on cash and cash equivalents and investments. Decreasing interest rates on our mix of cash, cash equivalents and investments caused the decrease in interest income for the three month period ended March 31, 2009.
Provision for income taxes During the three months ended March 31, 2009, the Company recorded a tax provision of $30 thousand. During the three months ended March 31, 2008, the Company recorded a tax provision of $605 thousand. These provisions represented effective tax rates of 44% and 40% for the periods ended March 31, 2009 and 2008, respectively.
LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2009, the Company had approximately $5.5 million of cash and cash equivalents. The Company’s operating activities used net cash of $153 thousand for the three months ended March 31, 2009. Investing activities used $28 thousand in the three month period while financing activities used a net amount of $963 thousand during the period.
Cash used by operating activities of $153 thousand reflected net income of $39 thousand adjusted for depreciation and amortization of $96 thousand, stock based compensation of $107 thousand and a decrease in receivables of $657 thousand offset by an increase in prepaid expenses and other current assets (primarily insurance) of $326 thousand and a decrease in accounts payable of $331 thousand and a decrease in accrued expenses of $323 thousand.
During the three months ended March 31, 2009, the Company distributed $883 thousand in cash dividends to its shareholders. The Company repurchased 17,219 shares for treasury during the three months ended March 31, 2009 for $79 thousand. In March 2008, the Board of Directors of the Company also authorized, under a new repurchase program, 250,000 shares for repurchase of which 17,219 shares have been repurchased since January 1, 2009 and 47,077 shares have been repurchased since March 2008. In total, 664,523 shares have been repurchased for all programs.

Contractual obligations as of March 31, 2009 were as follows:

	Less Than	1-3	4-5	After 5
	One Year	Years	years	Years	Total
	(in thousands)

Operating leases	$522	$976	$—	$—	$1,498
Purchase commitment	434	—	—	—	434

	$956	$976	$—	$—	$1,932

The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier in exchange for variable annual payments based upon prior year purchases. Purchases amounted to $145 thousand for the three months ended March 31, 2009 as compared to $152 thousand for the comparable period of 2008. The Company expects to purchase approximately $434 thousand for the remainder of 2009. In exchange for exclusivity, among other things, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company’s purchase commitments. This agreement does not include a fixed termination date; however, it is cancelable upon mutual agreement by the parties or six months after termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.
At March 31, 2009, the Company’s principal sources of liquidity included an aggregate of approximately $5.5 million of cash and cash equivalents. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company’s results of operations and capital needs, the Company may use various financing sources to raise additional funds, although the Company does not have any such plans at this time. At March 31, 2009, the Company had no long-term debt.

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
Deferred revenue represents payments received in advance of the performance of drug testing procedures, generally in relation to the personal drug testing kits PDT-90. Deferred revenue is recognized as revenue when the underlying test results are delivered. With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance. Revenue is then recognized when the Company can reasonably, reliably and objectively determine that it is remote that performance will be required for an estimable portion of transactions. The Company recorded $35 thousand and $29 thousand of revenue in the results of operations for the three months ended March 31, 2009 and 2008, respectively, related to test kits that were sold for which the Company’s obligations to provide service were deemed remote
Estimates
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
The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. Interest and penalties related to income tax matters are recognized as a general and administrative expense. The Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued as of March 31, 2009 or December 31, 2008. The Company does not expect the unrecognized tax benefits to change significantly over the next twelve months.
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
Based on our ability to access our cash and cash equivalents, our expected operating cash flows and our other sources of cash, we do not anticipate that any lack of liquidity will materially affect our ability to operate our business.
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

PART II OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2008 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents the aggregate quarterly purchases during the first quarter of 2009:

			Total number of	Maximum
			shares	number of
		Average	purchased as	shares that may
	Total	price	part of publicly	yet be
	number	paid	announced	purchased
	of shares	per	repurchase	under the
Month	purchased	share	programs	programs (1)
January	—	—	—	220,142
February	3,511	$6.09	3,511	216,631
March	13,708	$4.23	13,708	202,923

(1)
On March 18, 2008, the Board of Directors authorized a new repurchase program. Under the 2008 program, the Company is authorized to repurchase up to 250,000 shares of the Company’s common stock, subject to certain market conditions. As of March 31, 2009, there have been 47,077 shares repurchased under this program, leaving 202,923 available for future repurchases.

Item 6. Exhibits
See Exhibit Index included in this Report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation
Date: May 15, 2009	By:	/s/ Raymond C. Kubacki, Jr.
Raymond C. Kubacki, Jr.
Chairman and Chief Executive Officer (principal executive officer)

Date: May 15, 2009	By:	/s/ Raymond J. Ruddy
Raymond J. Ruddy
Vice President and Controller (principal accounting officer)

PSYCHEMEDICS CORPORATION
FORM 10-Q
March 31, 2009
EXHIBIT INDEX

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