Form 10-Q
period 2009-06-30
PSYCHEMEDICS CORP
filed 2009-08-13
CIK 806517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer	Smaller Reporting Company ☑
(Do not check if smaller reporting Company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at August 6, 2009 was 5,197,031.

PSYCHEMEDICS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009

PSYCHEMEDICS CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$4,954,122	$6,630,119
Accounts receivable, net of allowance for doubtful accounts of $173,116 in 2009 and $246,462 in 2008	2,828,941	3,398,455
Prepaid expenses	851,753	1,023,841
Other current assets	262,079	82,045
Deferred tax assets	531,083	449,398

Total Current Assets	9,427,978	11,583,858

Fixed Assets
Equipment & leasehold improvements	10,907,974	10,877,479
Less accumulated depreciation	(10,230,991)	(10,047,755)

Net Fixed Assets	676,983	829,724

Deferred tax assets, long term	139,021	139,021
Other assets	84,567	75,183

Total Assets	$10,328,549	$12,627,786

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current Liabilities:
Accounts payable	$353,237	$644,894
Accrued expenses	821,193	1,268,924
Deferred revenue	58,905	154,080

Total Current Liabilities	1,233,335	2,067,898

Commitments and Contingencies
Shareholders’ Equity
Preferred-stock, $0.005 par value, 872,521 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.005 par value; 50,000,000 shares authorized 5,861,554 shares issued in 2009 and 5,843,068 shares issued in 2008	29,308	29,216
Paid-in capital	27,287,255	27,118,743
Accumulated deficit	(8,167,985)	(6,614,114)
Less — Treasury stock, at cost, 664,523 shares in 2009 and 647,304 shares in 2008	(10,053,364)	(9,973,957)

Total Shareholders’ Equity	9,095,214	10,559,888

Total Liabilities and Shareholders’ Equity	$10,328,549	$12,627,786

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue	$3,934,923	$6,211,077	$8,013,760	$11,919,941
Cost of Revenue	1,829,097	2,434,913	3,816,008	4,822,215

Gross Profit	2,105,826	3,776,164	4,197,752	7,097,726

General & Administrative expense	879,367	1,095,015	1,921,861	2,117,318
Marketing & Selling expense	810,934	902,726	1,682,399	1,701,371
Research & Development expense	117,517	119,714	242,563	237,494

Total Operating Expenses	1,807,818	2,117,455	3,846,823	4,056,183

Operating Income	298,008	1,658,709	350,929	3,041,543
Interest Income	7,083	73,191	22,589	184,962

Net Income Before Provision for Income Taxes	305,091	1,731,900	373,518	3,226,505

Provision for Income Taxes	130,710	699,000	160,613	1,304,000

Net Income	$174,381	$1,032,900	$212,905	$1,922,505

Basic net income per share	$0.03	$0.20	$0.04	$0.37

Diluted net income per share	$0.03	$0.20	$0.04	$0.36

Dividends declared per share	$0.12	$0.17	$0.29	$0.32

Weighted average common shares outstanding, basic	5,178,545	5,224,328	5,184,612	5,222,098

Weighted average common shares outstanding, diluted	5,190,632	5,286,408	5,197,487	5,280,577

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2009	2008
Cash Flows From Operating Activities
Net income	$212,905	$1,922,506

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	184,806	166,125
Stock-based compensation	207,242	166,050
Deferred income tax	(81,685)	(61,783)

Changes in assets and liabilities:
Accounts receivable	569,514	(320,268)
Prepaid expenses and other current assets	(7,946)	(455,858)
Accounts payable	(291,657)	94,072
Accrued expenses	(486,369)	30,128
Accrued income tax	—	(16,925)
Deferred revenue	(95,175)	(49,635)

Net Cash Provided By Operating Activities	211,635	1,474,412

Cash Flows (Used In) Provided by Investing Activities

Purchases of short-term investments	—	1,475,000
Purchases of equipment and leasehold improvements	(30,495)	(46,013)
Other assets	(10,954)	(18,263)

Net Cash (Used In) Provided By Investing Activities:	(41,449)	1,410,724

Cash Flows Used In Financing Activities

Net proceeds from issuance of common stock	—	191,460
Acquisition of treasury stock	(79,407)	(381,775)
Cash dividends paid	(1,766,776)	(1,673,807)

Net Cash Used In Financing Activities:	(1,846,183)	(1,864,122)

Net (Decrease) Increase In Cash:	(1,675,997)	1,021,014

Cash and Cash Equivalents, Beginning Of Period:	6,630,119	6,096,664

Cash and Cash Equivalents, End Of Period:	$4,954,122	$7,117,678

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	—	$1,468,021

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
1. Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (“the Company,” “our Company,” “our” or “we”) as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 23, 2009. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three and six months ended June 30, 2009 may not be indicative of the results that may be expected for the year ending December 31, 2009, or any other period.
2. Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents consist of cash savings and U.S. government reserve money market accounts at June 30, 2009 and 2008. While the money market account contains U.S. federal government backed issues, the account itself is not federally insured. As of June 30, 2009, $4.0 million was in U.S. federal government-backed money market accounts.
3. Stock-Based Compensation
The Company’s “2006 Equity Incentive Plan” provides for the grant or issuance to officers, directors, employees and consultants of options with terms of up to ten years, restricted stock, issuances of stock bonuses or other stock-based awards, covering up to 250,000 shares of common stock. As of June 30, 2009, 158,100 shares remained available for future grant under the 2006 Equity Incentive Plan.
The Company did not grant any stock unit awards (“SUAs”) in the first or second quarter of 2009. The Company did grant 32,600, 1,000 and 800 SUAs to certain members of management and its directors on May 15, October 14, and November 3, 2008, respectively. Furthermore, 1,200 SUA’s were terminated during the year. The fair value of the SUAs was determined by the closing price on the date of grant. The SUAs vest over a period of two to four years and are convertible into an equivalent number of shares of the Company’s common stock provided that the employee receiving the award remains continuously employed throughout the vesting period. The Company records compensation expense related to the SUAs on a straight-line basis over the vesting term of the SUA. Employees are issued shares upon vesting, net of tax withholdings.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
3. Stock-Based Compensation (continued)
A summary of activity for SUAs (Stock Unit Awards) under the Company’s 2006 Equity Incentive Plan for the six months ended June 30, 2009 is as follows:

	Number	Aggregate
	of	Intrinsic
	Shares	Value (1)
		(000s)
Unvested, December 31, 2008	67,600
Granted	—
Forfeited/expired	(6,064)
Converted to common stock	(18,486)

Unvested, June 30, 2009	43,050	$296

Available for grant, June 30, 2009	158,100

(1)	The aggregate intrinsic value on this table was calculated based on the closing market value of the Company’s stock on June 30, 2009 ($6.88).
A summary of stock option activity for the Company’s expired stock option plans for the six months ended June 30, 2009 is as follows:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price Per	Contractual	Intrinsic
	Shares	Share	Life	Value (2)
				(000s)
Outstanding, December 31, 2008	392,110	$15.22
Granted	—	—
Exercised	—	—
Terminated/Expired	43,751	$17.87

Outstanding, June 30, 2009	348,359	$14.88	4.4 years	$—

Exercisable, June 30, 2009	348,359	$14.88	4.4 years	$—

Available for grant, June 30, 2009	—

(2)
The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on the June 30, 2009 ($6.88) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
3. Stock-Based Compensation (continued)
As of June 30, 2009, a total of 549,509 shares of common stock were reserved for issuance under the various stock option and stock-based plans. As of June 30, 2009, the unamortized fair value of awards relating to SUAs was $675 thousand.
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
Basic and diluted weighted average common shares outstanding are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(in thousands)

Weighted average common shares	5,179	5,224	5,185	5,222
Common equivalent shares	12	62	12	59

Weighted average common shares outstanding, assuming dilution	5,191	5,286	5,197	5,281

For the three and six months ended June 30, 2009 and 2008, options to purchase 364 thousand and 142 thousand common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

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
Deferred revenue represents payments received in advance of the performance of drug testing procedures, generally in relation to the personal drug testing kits PDT-90. Deferred revenue is recognized as revenue when the underlying test results are delivered. With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance. Revenue is then recognized when the Company can reasonably, reliably and objectively determine that it is remote that performance will be required for an estimable portion of transactions. The Company recorded $67 thousand and $21 thousand of revenue in the results of operations for the three months ended June 30, 2009 and 2008, respectively, related to test kits that were sold for which the Company’s obligations to provide service were deemed remote. The Company recorded $102 thousand and $50 thousand of revenue in the results of operations for the six months ended June 30, 2009 and 2008, respectively, related to test kits that were sold for which the Company’s obligations to provide service were deemed remote.
At June 30, 2009 and December 31, 2008, the Company had deferred revenue of approximately $59 thousand and $154 thousand, respectively, reflecting sales of its personal drug testing service for which the performance of the related test had not yet occurred and future obligations were not deemed remote.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
UNAUDITED
6. Fair Value Measurements
SFAS No. 157, Fair Value Measurements (“SFAS 157”) provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.
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
The financial assets of the Company measured at fair value on a recurring basis are cash and cash equivalents. The Company’s cash and cash equivalents are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices that are accessible at the measurement date for identical assets and liabilities.

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

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). The requirements of FSP FAS 141(R)-1 carry forward without significant revision of the guidance on contingencies of SFAS No. 141, “Business Combinations”, which was superseded by SFAS No. 141(R) (see previous paragraph). FSP FAS 141(R)-1 also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. FSP FAS 141(R)-1 will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. With respect to potential transactions that may be executed subsequent to adoption, the accounting consequences could be materially different than under the current accounting rules.
In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 extends the disclosure requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” (“SFAS 107”), to interim period financial statements, in addition to the existing requirements for annual periods and reiterates SFAS 107’s requirement to disclose the methods and significant assumptions used to estimate fair value. FSP FAS 107-1 and APB 28-1 was effective for the Company’s interim and annual periods commencing with its June 30, 2009 consolidated financial statements and have been applied on a prospective basis. FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS 165 in the quarter ended June 30, 2009. SFAS 165 did not impact the consolidated financial statements for this period. The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 14, 2009, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

8. Commitments and Contingencies
The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. The Company believes that based upon information available to the Company at this time, the expected outcome of these matters would not have a material impact on the Company’s results of operations or financial condition.
9. Subsequent Event — Dividends
On August 4, 2009, the Company declared a quarterly dividend of $0.12 per share for a total of $703 thousand, which will be paid on September 18, 2009 to shareholders of record on September 4, 2009.
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
Revenue for the second quarter of 2009 was $3.9 million, a decrease of 37% from second quarter 2008 revenue of $6.2 million. A drop in testing volume was the reason for the decrease in revenue. The Company reported net income of $0.03 and $0.20 per diluted share for the three months ended June 30, 2009 and 2008, respectively. At June 30, 2009, the Company had $5.0 million of cash and cash equivalents. The Company distributed $883 thousand or $0.17 per share of cash dividends to its shareholders in the three months ended June 30, 2009. The Company has paid fifty-one consecutive quarterly cash dividends.
RESULTS OF OPERATIONS
Revenue was $3.9 million for three months ended June 30, 2009 compared to revenue of $6.2 million for the three months ended June 30, 2008, representing a decrease of 37%. The decrease in revenue for the three months ended June 30, 2009 was a result of a decrease in testing volume from new and existing clients of 38%, while the average revenue per sample increased 2% during the same period. Revenue for the six months ended June 30, 2009 was $8.0 million, representing a decrease of 33% in revenue from the comparable period of 2008 of $11.9 million. The reason was a decrease in volume, as test samples were down 34% from the first half of 2008.
Gross profit decreased $1.7 million to $2.1 million for the three months ended June 30, 2009, compared to $3.8 million for the three months ended June 30, 2008. Direct costs fell by $600 thousand or 25% for the three months ended June 30, 2009 compared to the same period in 2008, mainly due to decreased labor and labor-related costs. The gross profit margin decreased to 54% for the three months ended June 30, 2009 compared to 61% for the comparable period of 2008. Gross profit for the six months ended June 30, 2009 decreased $2.9 million to $4.2 million compared to $7.1 million for the comparable period in 2008. Direct costs decreased by over $1 million or 21% for the six months ended June 30, 2009 when compared to the same period in 2008, mainly due to decreased labor and associated costs. The gross profit margin fell to 52% for the six month period ended June 30, 2009 from 60% during the same period in 2008 due to the fact that labor costs were adjusted late in the quarter and their full financial impact did not take effect.
General and administrative (“G&A”) expenses were $0.9 million for the three months ended June 30, 2009 and $1.1 million for the same period in 2008. As a percentage of revenue, G&A expenses were 22% and 18% for the three months ended June 30, 2009 and 2008, respectively. General and administrative expenses were $1.9 million for the six months ended June 30, 2009 compared to $2.1 million for the comparable period in 2008, representing a 9% decrease. As a percentage of revenue, G&A expenses were 24% and 18% for the six months ended June 30, 2009 and 2008, respectively. The decrease in general and administrative expenses for the three and six month periods was primarily driven by a decrease in legal fees associated with a slowdown in activity on pending cases in 2009 compared to 2008.

Marketing and selling expenses were $811 thousand for the three months ended June 30, 2009 as compared to $903 thousand for the three months ended June 30, 2008, a decrease of 10%. Total marketing and selling expenses represented 21% and 15% of revenue for the three months ended June 30, 2009 and 2008, respectively. The decrease in marketing and selling expenses was due to lower staffing levels and related expenses. For the six months ended June 30, 2009 and 2008, marketing and selling expenses were $1.7 million, essentially flat from the prior year as lower revenue led to lower commissions. This was offset by greater number of marketing personnel than in 2008. Marketing and selling expenses represented 21% and 14% of revenue, respectively, as revenues have declined from 2008 levels.
Research and development (“R&D”) expenses for the three months ended June 30, 2009 were $118 thousand, compared to $120 thousand for the comparable period of 2008, a decrease of 2%. R&D expenses represented 3% and 2% of revenue in the second quarter 2009 and 2008, respectively. Research and development expenses for the six months ended June 30, 2009 were $243 thousand compared to $237 thousand. R&D expenses represented 3% and 2% of revenue respectively.
Interest income for the three months ended June 30, 2009 decreased by $66 thousand to $7 thousand when compared to the same period of 2008 in which interest income was $73 thousand. Interest income represented interest earned on cash and cash equivalents. Decreasing interest rates on our mix of cash and cash equivalents caused the decrease in interest income for the three month period ended June 30, 2009. Interest income for the six months ended June 30, 2009 decreased $162 thousand to $23 thousand as compared to $185 thousand for the same period in 2008. Interest income represented interest and dividends earned on cash and cash equivalents and investments. Decreasing interest rates on our mix of cash and cash equivalents caused the decrease in interest income for both the three and six month periods ended June 30, 2008.
Provision for income taxes During the three months ended June 30, 2009 and June 30, 2008, the Company recorded tax provisions of $131 thousand and $699 thousand respectively. During the six months ended June 30, 2009 and June 30, 2008, the Company recorded tax provisions of $161 thousand and $1.3 million respectively. These provisions represented effective tax rates of 43% and 40% for the periods ended June 30, 2009 and 2008, respectively.
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2009, the Company had approximately $5.0 million of cash and cash equivalents. The Company’s operating activities provided net cash of $250 thousand for the six months ended June 30, 2009. Investing activities used $41 thousand in the six month period while financing activities used $1.9 million during the period.
Cash provided by operating activities of $250 thousand reflected net income of $213 thousand adjusted for depreciation and amortization of $185 thousand, stock-based compensation of $207 thousand and an increase in accounts payable of $292 thousand and an increase in accrued expenses of $448 thousand. This was offset by a decrease in accounts receivable of $570 thousand and a change in deferred revenue of $95 thousand. Cash used in investing activities included a small amount of equipment and leasehold improvements which were purchased during the first half of 2009.

During the six months ended June 30, 2009, the Company distributed $1.8 million in cash dividends to its shareholders. The Company repurchased 17,219 shares during the six months ended June 30, 2009 for $79 thousand. In March 2008, the Board of Directors of the Company also authorized, under a new repurchase program, 250,000 shares for repurchase. 17,219 shares have been repurchased since January 1, 2009. In total, 664,523 shares have been repurchased.
Contractual obligations as of June 30, 2009 were as follows:

	Less Than	1-3	4-5	After 5
	One Year	Years	years	Years	Total
	(in thousands)
Operating leases	$520	$1,051	$120	$—	$1,691
Purchase commitment	289	—	—	—	289

	$809	$1,051	$120	$—	$1,980

The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier in exchange for variable annual payments based upon prior year purchases. Purchases amounted to $290 thousand for the six months ended June 30, 2009 as compared to $304 thousand for the comparable period of 2008. The Company expects to purchase approximately $289 thousand for the remainder of 2009. In exchange for exclusivity, among other things, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company’s purchase commitments. This agreement does not include a fixed termination date; however, it is cancelable upon mutual agreement by the parties or six months after termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.
At June 30, 2009, the Company’s principal sources of liquidity included an aggregate of approximately $5.0 million of cash and cash equivalents. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company’s results of operations and capital needs, the Company may use various financing sources to raise additional funds, although the Company does not have any such plans at this time. At June 30, 2009, the Company had no long-term debt.

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
Deferred revenue represents payments received in advance of the performance of drug testing procedures, generally in relation to the personal drug testing kits PDT-90. Deferred revenue is recognized as revenue when the underlying test results are delivered. With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance. Revenue is then recognized when the Company can reasonably, reliably and objectively determine that it is remote that performance will be required for an estimable portion of transactions. The Company recorded $67 thousand and $21 thousand of revenue in the results of operations for the three months ended June 30, 2009 and 2008, respectively, related to test kits that were sold for which the Company’s obligations to provide service were deemed remote. The Company recorded $102 thousand and $50 thousand of revenue in the results of operations for the six months ended June 30, 2009 and 2008, respectively, related to test kits that were sold for which the Company’s obligations to provide service were deemed remote
Estimates
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
The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. Interest and penalties related to income tax matters are recognized as a general and administrative expense. The Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued as of June 30, 2009 or December 31, 2008. The Company does not expect the unrecognized tax benefits to change significantly over the next twelve months.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases of equity securities in the second quarter of 2009. On March 18, 2008, the Board of Directors authorized a new repurchase program. Under the 2008 program, the Company is authorized to repurchase up to 250,000 shares of the Company’s common stock, subject to certain market conditions. As of June 30, 2009, there have been 47,077 shares repurchased under this program, leaving 202,923 available for future repurchases.
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders of Psychemedics Corporation was held on May 21, 2009 for the purpose of electing a board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitations.
Description and tabulation by the Company’s transfer agent of each matter voted upon at the Annual Meeting of Shareholders of Psychemedics Corporation held on May 21, 2009:
All of management’s nominees for directors, as listed in the proxy statement, were elected with the following votes:

	Number of Shares
Name	For	Withheld
Raymond C. Kubacki, Jr	4,513,816	406,410
Harry F. Connick	4,509,022	411,224
Walter S. Tomenson, Jr.	4,506,708	413,538
Fred J. Weinert	4,450,975	469,271
Item 6. Exhibits
See Exhibit Index included in this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation
Date: August 13, 2009	By:	/s/ Raymond C. Kubacki, Jr.
Raymond C. Kubacki, Jr.
Chairman and Chief Executive Officer (principal executive officer)

Date: August 13, 2009	By:	/s/ Raymond J. Ruddy
Raymond J. Ruddy
Vice President of Finance and Controller (principal financial officer)

PSYCHEMEDICS CORPORATION
FORM 10-Q
June 30, 2009
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