Form 10-Q
period 2009-09-30
PSYCHEMEDICS CORP
filed 2009-11-13
CIK 806517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at November 13, 2009 was 5,197,031.

PSYCHEMEDICS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PSYCHEMEDICS CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$3,616,323	$6,630,119
Short-term investments	1,002,781	—
Accounts receivable, net of allowance for doubtful accounts of $169,939 in 2009 and $246,462 in 2008	3,810,216	3,398,455
Prepaid expenses	548,642	1,023,841
Other current assets	175,788	82,045
Deferred tax assets	570,089	449,398

Total Current Assets	9,723,839	11,583,858

Fixed Assets:
Equipment & leasehold improvements	10,911,902	10,877,479
Less accumulated depreciation	(10,308,017)	(10,047,755)

Net Fixed Assets	603,885	829,724

Deferred tax assets, long-term	139,021	139,021
Other assets	85,481	75,183

Total Assets	$10,552,226	$12,627,786

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Current Liabilities:
Accounts payable	$302,755	$644,894
Accrued expenses	866,633	1,268,924
Deferred revenue	44,730	154,080

Total Current Liabilities	1,214,118	2,067,898

Commitments and Contingencies

Shareholders’ Equity:
Preferred-stock, $0.005 par value, 872,521 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.005 par value; 50,000,000 shares authorized 5,861,554 shares issued in 2009 and 5,843,068 shares issued in 2008	29,308	29,216
Paid-in capital	27,385,486	27,118,743
Accumulated deficit	(8,023,322)	(6,614,114)
Less — Treasury stock, at cost, 664,523 shares in 2009 and 647,304 shares in 2008	(10,053,364)	(9,973,957)

Total Shareholders’ Equity	9,338,108	10,559,888

Total Liabilities and Shareholders’ Equity	$10,552,226	$12,627,786

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue	$4,669,894	$6,204,647	$12,683,654	$18,124,587
Cost of Revenue	1,779,732	2,552,014	5,595,740	7,374,228

Gross Profit	2,890,162	3,652,633	7,087,914	10,750,359

General & Administrative	862,518	1,145,486	2,784,379	3,262,804
Marketing & Selling	643,139	1,013,510	2,325,538	2,714,882
Research & Development	111,402	125,039	353,965	362,532

Total Operating Expenses	1,617,059	2,284,035	5,463,882	6,340,218

Operating Income	1,273,103	1,368,598	1,624,032	4,410,141
Interest Income	11,576	64,999	34,166	249,961

Net Income Before Provision for Income Taxes	1,284,679	1,433,597	1,658,198	4,660,102

Provision for Income Taxes	516,373	560,042	676,986	1,864,041

Net Income	$768,306	$873,555	$981,212	$2,796,061

Basic net income per share	$0.15	$0.17	$0.19	$0.54

Diluted net income per share	$0.15	$0.17	$0.19	$0.53

Dividends declared per share	$0.12	$0.17	$0.41	$0.49

Weighted average common shares outstanding, basic	5,178,545	5,226,237	5,182,504	5,223,581

Weighted average common shares outstanding, diluted	5,184,061	5,255,301	5,194,118	5,275,311

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2009	2008
Cash Flows From Operating Activities
Net income	$981,212	$2,796,061

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	262,435	248,534
Stock-based compensation	305,473	272,765
Deferred income tax	(120,691)	(102,458)

Changes in assets and liabilities:
Accounts receivable	(411,761)	(740,950)
Prepaid expenses and other current assets	381,456	(341,371)
Accounts payable	(342,139)	(54,427)
Accrued expenses	(440,929)	215,215
Deferred revenue	(109,350)	(76,694)

Net Cash Provided By Operating Activities	505,706	2,216,676

Cash Flows (Used In) Provided by Investing Activities

Purchases of short-term investments	(1,002,781)	—
Redemptions of short-term investments	—	1,725,000
Purchases of equipment and leasehold improvements	(34,423)	(87,213)
Other assets	(12,471)	(15,762)

Net Cash (Used In) Provided By Investing Activities:	(1,049,675)	1,622,025

Cash Flows Used In Financing Activities

Tax benefit associated with exercise of options	—	11,093
Net proceeds from issuance of common stock	—	180,368
Acquisition of treasury stock	(79,407)	(637,599)
Cash dividends paid	(2,390,420)	(2,562,543)

Net Cash Used In Financing Activities:	(2,469,827)	(3,008,680)

Net (Decrease) Increase In Cash:	(3,013,796)	814,019

Cash and Cash Equivalents, Beginning Of Period:	6,630,119	6,096,734

Cash and Cash Equivalents, End Of Period:	$3,616,323	$6,910,753

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$—	$2,053,538

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
1. Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (“the Company,” “our Company,” “our” or “we”) as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 23, 2009. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2009 may not be indicative of the results that may be expected for the year ending December 31, 2009, or any other period.
2. Cash, Cash Equivalents and Short-Term Investments
The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents consist of cash savings and U.S. government reserve money market accounts at September 30, 2009 and 2008. While the money-market account contains U.S. federal government backed issues, the account itself is not federally insured. As of September 30, 2009, $1.0 million was in U.S. federal government-backed money-market accounts, and $2.0 million was in government insured certificates of deposit with maturities under 90 days — all of which are classified as cash, cash equivalents and short-term investments.
There was also $1.0 million of CDs with maturities of 26 weeks that are classified as short-term investments. The Company accounts for investment securities in accordance with the FASB codification topic ASC 320. “Investments - Debt and Equity Securities,” (“ASC 320”). Under the FASB codification topic ASC 320, investments that the Company has positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost, which approximates fair market value. The company intends to hold all the CDs to maturity.
3. Stock-Based Compensation
The Company’s “2006 Equity Incentive Plan” provides for the grant or issuance to officers, directors, employees and consultants of options with terms of up to ten years, restricted stock, issuances of stock bonuses or other stock-based awards, covering up to 250,000 shares of common stock. As of September 30, 2009, 158,100 shares remained available for future grant under the 2006 Equity Incentive Plan.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The Company did not grant any stock unit awards (“SUAs”) in the first three quarters of 2009. The Company did grant 32,600, 1,000 and 800 SUAs to certain members of management and its directors on May 15, October 14, and November 3, 2008, respectively. Furthermore, 1,200 SUA’s were terminated during 2008 without having been exercised or converted into common shares of common stock. The fair value of the SUAs was determined by the closing price of the Company’s common stock on the date of grant. The SUAs vest over a period of two to four years and are convertible into an equivalent number of shares of the Company’s common stock provided that the employee receiving the award remains continuously employed throughout the vesting period.
The Company records compensation expense related to the SUAs on a straight-line basis over the vesting term of the SUA. Employees are issued shares upon vesting, net of tax withholdings.
A summary of activity for SUAs under the Company’s 2006 Equity Incentive Plan for the nine months ended September 30, 2009 is as follows:

	Number	Aggregate
	of	Intrinsic
	Shares	Value (1)
		(000s)
Outstanding Unvested, December 31, 2008	67,600
Granted	—
Forfeited/expired	(6,064)
Converted to common stock	(18,486)

Outstanding Unvested, September 30, 2009	43,050	$267

Available for grant, September 30, 2009	158,100

(1)	The aggregate intrinsic value on this table was calculated based on the closing market price of the Company’s stock on September 30, 2009 ($6.20).
A summary of stock option activity for the nine months ended September 30, 2009 is:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price Per	Contractual	Intrinsic
	Shares	Share	Life	Value (2)
				(000s)
Outstanding, December 31, 2008	392,110	$15.22
Granted	—	—
Exercised	—	—
Terminated/Expired	(48,751)	$17.83

Outstanding, September 30, 2009	343,359	$14.85	4.2 years	$—

Exercisable, September 30, 2009	343,359	$14.85	4.2 years	$—

Available for grant, September 30, 2009	—

(2)
Aggregate intrinsic value was calculated on the closing market price of the Company’s stock on the Sept. 30, 2009 ($6.20) that exceeded the exercise price of the underlying options, multiplied by the shares subject to each option.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
3. Stock-Based Compensation (continued)
As of September 30, 2009, a total of 544,509 shares of common stock were reserved for issuance under the various stock option and stock-based plans. As of September 30, 2009, the unamortized fair value of awards relating to outstanding SUAs was $582 thousand.
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
Basic and diluted weighted average common shares outstanding are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(in thousands)

Weighted average common shares	5,179	5,226	5,183	5,223
Common equivalent shares	5	29	11	52

Weighted average common shares outstanding, assuming dilution	5,184	5,255	5,194	5,275

For the three months ended September 30, 2009 and 2008, outstanding options to purchase 348 thousand and 116 thousand common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive. There were no options outstanding that were in-the-money. For the nine months ended September 30, 2009 and 2008, options to purchase 368 thousand and 134 thousand common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

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
The Company recognizes revenue under the new FASB codification topic ASC 605 “Revenue Recognition,” (“ASC 605”). This was previously referred to as Emerging Issue Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. In accordance with ASC 605 the Company considers testing, training and storage elements as one unit of accounting for revenue recognition purposes, as the training and storage costs are de minimis and do not have stand-alone value to the customer. The Company recognizes revenue as the service is performed and reported to the customer, since the predominant deliverable in each arrangement is the testing of the units.
The Company also provides expert testimony, when and if necessary, to support the results of the tests, which is generally billed separately and recognized as the services are provided.
Deferred revenue represents payments received in advance of the performance of drug testing procedures, generally in relation to the personal drug testing kits PDT-90. Deferred revenue is recognized as revenue when the underlying test results are delivered. With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance. Revenue is then recognized when the Company can reasonably, reliably and objectively determine that it is remote that performance will be required for an estimable portion of transactions. The Company recorded $15 thousand and $28 thousand of revenue in the results of operations for the three months ended September 30, 2009 and 2008, respectively, related to test kits that were sold for which the Company’s obligations to provide service were deemed remote. The Company recorded $117 thousand and $78 thousand of revenue in the results of operations for the nine months ended September 30, 2009 and 2008, respectively, related to test kits that were sold for which the Company’s obligations to provide service were deemed remote.
At September 30, 2009 and December 31, 2008, the Company had deferred revenue of approximately $45 thousand and $154 thousand, respectively, reflecting sales of its personal drug testing service for which the performance of the related test had not yet occurred and future obligations were not deemed remote.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
UNAUDITED
6. Fair Value Measurements
FASB ASC Topic 820 “Fair Value Measurements and Disclosures,” (“ASC 820”) (previously referred to as SFAS No. 157, Fair Value Measurements) provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. ASC 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.
ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy prioritizes the inputs in three broad levels as follows:
•	Level 1 input are unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities.
•	Level 2 inputs are quoted prices for similar assets and liabilities in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•	Level 3 inputs are prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level of any input that is significant to the fair value measurement.
The financial assets of the Company measured at fair value on a recurring basis are cash, cash equivalents and short-term investments. These are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices that are accessible at the measurement date for identical assets and liabilities.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
UNAUDITED
6. Fair Value Measurements (continued)
In February 2008, the Financial Accounting Standards Board (“the FASB”) issued the codification topic ASC 820 “Fair Measurements and Disclosure (“ASC 820”).” Previously referred to as Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), the codification topic “Fair Measurements and Disclosure” defers the effective date of applying the new provisions to the fair value measurement of nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (or at least annually), until fiscal years beginning after November 15, 2008. The Company believes that the new orders under ASC 820 did not have a material impact on its results of operations and financial condition.
7. Recent Accounting Pronouncements
In April 2009, additional guidance was issued by the FASB under the FASB ASC Topic 825, “Financial Instruments” (“ASC 825”) and “Interim Reporting” (previously known as FASB Staff Position No. FAS 107-1 and APB 28-1, FASB ASC Topic 270 “Interim Disclosures about Fair Value of Financial Instruments” (“ASC 270”). These topics extend the disclosure earlier requirements under FASB codification topic ASC 825 previously known as “Disclosures about Fair Value of Financial Instruments,” (“SFAS 107”), to interim period financial statements, in addition to the existing requirements for annual periods and reiterates the topic’s requirement to disclose the methods and significant assumptions used to estimate fair value. These topics were effective for the Company’s interim and annual periods commencing with its June 30, 2009 consolidated financial statements and have been applied on a prospective basis. They did not have a material impact on the Company’s consolidated financial statements.
In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855 “Subsequent Events” (“ASC 855”). This topic sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim and annual periods ending after June 15, 2009. The Company adopted ASC 855 in the quarter ended June 30, 2009. It did not impact the financial statements for this period. The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 13, 2009, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
UNAUDITED
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and non-authoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Non-authoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. This statement applies beginning in third quarter 2009. All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.
8. Contingencies
The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. The Company believes that based upon information available to the Company at this time, the expected outcome of these matters would not have a material impact on the Company’s results of operations or financial condition.
9. Subsequent Event — Dividends
On November 3, 2009, the Company declared a quarterly dividend of $0.12 per share for a total of $623 thousand, which will be paid on December 17, 2009 to shareholders of record on December 3, 2009.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FACTORS THAT MAY AFFECT FUTURE RESULTS
From time to time, information provided by the Company or statements made by its employees may contain “forward-looking” information which involves risks and uncertainties. In particular, statements contained in this report which are not historical facts (including, but not limited to, the Company’s expectations regarding earnings, earnings per share, revenues, operating cash flows, dividends, future business, growth opportunities, new accounts, customer base, test volume, sales and marketing strategy, business strategy, general and administrative expenses, marketing and selling expenses, research and development expenses, anticipated operating results, strategies with respect to governmental agencies and regulations, cost savings, capital expenditures, liquidity of investments and anticipated cash requirements) may be “forward-looking” statements. The Company’s actual results may differ from those stated in any “forward-looking” statements. Factors that may cause such differences include, but are not limited to, risks associated with employee hiring practices of the Company’s principal customers, economic conditions in general, development of markets for new products and services offered by the Company, the economic health of principal customers of the Company, global credit market volatility, financial and operational risks associated with possible expansion of testing facilities used by the Company, government regulation (including, but not limited to, Food and Drug Administration regulations), and competition. With respect to the continued payment of cash dividends, factors include, but are not limited to, available surplus, cash flow, capital expenditure reserves required, and other factors that the Board of Directors of the Company may take into account.
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
Revenue for the third quarter of 2009 was $4.7 million, a decrease of 25% from third quarter 2008 revenue of $6.2 million. A drop in testing volume was the reason for the decrease in revenue. The Company reported net income of $0.15 and $0.17 per diluted share for the three months ended September 30, 2009 and 2008, respectively. At September 30, 2009, the Company had $3.6 million of cash, cash equivalents and short-term investments. The Company distributed $623 thousand or $0.12 per share of cash dividends to its shareholders in the three months ended September 30, 2009. The Company has paid fifty-two consecutive quarterly cash dividends.

RESULTS OF OPERATIONS
Revenue was $4.7 million for three months ended September 30, 2009 compared to revenue of $6.2 million for the three months ended September 30, 2008, representing a decrease of 25%. The decrease in revenue for the three months ended September 30, 2009 was a result of a decrease in testing volume from new and existing clients of 24%, while the average revenue per sample fell by 1% during the same period. Revenue for the nine months ended September 30, 2009 was $12.7 million, representing a decrease of 30% in revenue from the comparable period of 2008 of $18.1 million. The reason was a decrease in volume, as test samples were down 31% from the first nine months of 2008.
Gross profit decreased $0.8 million to $2.9 million for the three months ended September 30, 2009, compared to $3.7 million for the three months ended September 30, 2008. Direct costs fell by $0.8 thousand or 30% for the three months ended September 30, 2009 compared to the same period in 2008, mainly due both to lower direct cost of service and from decreased labor and labor-related costs. The gross profit margin increased to 62% for the three months ended September 30, 2009 compared to 59% for the comparable period of 2008. Gross profit for the nine months ended September 30, 2009 decreased $3.7 million to $7.1 million compared to $10.8 million for the comparable period in 2008. Direct costs decreased by over $1.8 million or 24% for the nine months ended September 30, 2009 when compared to the same period in 2008, mainly due to decreased materials, labor and associated costs. The gross profit margin fell to 56% for the nine month period ended September 30, 2009 from 59% during the same period in 2008 due to the fact that labor costs were adjusted late in the period and their full financial impact did not take effect.
General and administrative (“G&A”) expenses were $0.9 million for the three months ended September 30, 2009 and $1.1 million for the same period in 2008. As a percentage of revenue, G&A expenses were 18% for both the three months ended September 30, 2009 and 2008. General and administrative expenses were $2.8 million for the nine months ended September 30, 2009 compared to $3.3 million for the comparable period in 2008, representing a 15% decrease. As a percentage of revenue, G&A expenses were 22% and 18% for the nine months ended September 30, 2009 and 2008, respectively. The decrease in general and administrative expenses for the three and nine month periods was primarily driven by a decrease in outside services — the largest being a decrease in legal fees associated with pending cases that were pushed out in 2009 compared to a higher level of legal activity on more active cases in 2008.
Marketing and selling expenses were $643 thousand for the three months ended September 30, 2009 as compared to $1.0 million for the three months ended September 30, 2008, a decrease of 37%. Total marketing and selling expenses represented 14% and 16% of revenue for the three months ended September 30, 2009 and 2008. The decrease in marketing and selling expenses was due to lower staffing levels and related salary expenses. For the nine months ended September 30, 2009, marketing and selling expenses were $2.3 million, which was $0.4 million lower than the prior year due to lower staffing levels and related salary expenses, particularly in the third quarter. Marketing and selling expenses represented 18% and 15% of revenue for the nine months ended September 30, 2009 and 2008 respectively, as cost reductions began to match the effect of lower revenue compared to 2008.

Research and development (“R&D”) expenses for the three months ended September 30, 2009 were $111 thousand, compared to $125 thousand for the comparable period of 2008, a decrease of 11%. R&D expenses represented 2% of revenue in the third quarters 2009 and 2008. Research and development expenses for the nine months ended September 30, 2009 were $354 thousand compared to $363 thousand for the nine months ended September 30, 2008. During these periods, R&D expenses represented 3% and 2% of revenue respectively.
Interest income for the three months ended September 30, 2009 decreased by $53 thousand to $12 thousand when compared to the same period of 2008 in which interest income was $65 thousand. Interest income represented interest earned on cash, cash equivalents and short-term investments. Decreasing interest rates on our mix of cash, cash equivalents and short-term investments caused the decrease in interest income for the three month period ended September 30, 2009. Interest income for the nine months ended September 30, 2009 decreased $216 thousand to $34 thousand as compared to $250 thousand for the same period in 2008. Decreasing interest rates on our mix of cash, cash equivalents and short-term investments, and a decline in the overall cash balances caused the decrease in interest income for the nine month periods ended September 30, 2009, compared to the same period in 2008.
Provision for income taxes During the three months ended September 30, 2009 and September 30, 2008, the Company recorded tax provisions of $516 thousand and $560 thousand respectively, representing effective tax rates of 40% and 39% for the periods. During the nine months ended September 30, 2009 and September 30, 2008, the Company recorded tax provisions of $677 thousand and $1.9 million respectively. These provisions represented effective tax rates of 41% and 40% for the nine month periods ended September 30, 2009 and 2008, respectively.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2009, the Company had approximately $4.6 million of cash, cash equivalents and short-term investments. The Company’s operating activities provided net cash of $544 thousand for the nine months ended September 30, 2009. Investing activities used $1.0 million in the nine month period while financing activities used $2.5 million during the period.
Cash provided by operating activities of $544 thousand reflected net income of $981 thousand adjusted for depreciation and amortization of $262 thousand, stock-based compensation expense of $305 thousand, along with income tax deferrals and a decrease in prepaid expenses and other current assets offset by higher accounts receivable balances, lower accounts payable and our accrued expense balances in 2009 versus 2008. Cash used in investing activities included a small amount of equipment and leasehold improvements which were purchased during the first nine months of 2009. The company also used approximately $1.0 million in the purchase of a certificate of deposit which had a maturity of over 90 days.
During the nine months ended September 30, 2009, the Company distributed $2.4 million in cash dividends to its shareholders. The Company repurchased 17,219 shares during the nine months ended September 30, 2009 for $79 thousand. As of September 30, 2009, an additional 202,923 shares were available for repurchase under the Company’s stock repurchase programs.

Contractual obligations as of September 30, 2009 were as follows:

	Less
	Than One	1–3	4–5	After 5
	Year	Years	years	Years	Total
	(in thousands)
Operating leases	$526	$945	$103	$—	$1,574
Purchase commitment	145	—	—	—	145

	$671	$945	$103	$—	$1,719

The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier in exchange for variable annual payments based upon prior year purchases. Purchases amounted to $439 thousand for the nine months ended September 30, 2009 as compared to $455 thousand for the comparable period of 2008. The Company expects to purchase approximately $147 thousand for the remainder of 2009. In exchange for exclusivity, among other things, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company’s purchase commitments. This agreement does not include a fixed termination date; however, it is cancelable upon mutual agreement by the parties or six months after termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.
At September 30, 2009, the Company’s principal sources of liquidity included an aggregate of approximately $4.6 million of cash and short-term investments. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures within the next 12 months. At September 30, 2009, the Company had no long-term debt.

CRITICAL ACCOUNTING POLICIES & ESTIMATES
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
The Company recognizes revenue under the FASB ASC Topic 605 “Revenue Recognition” (ASC 605), formerly referred to as the Emerging Issue Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. In accordance with the revenue recognition topic of the FASB codification, the Company considers testing, training and storage elements as one unit of accounting for revenue recognition purposes, as the training and storage costs are de minimis and do not have stand-alone value to the customer. The Company recognizes revenue as the service is performed and reported to the customer, since the predominant deliverable in each arrangement is the testing of the units.
The Company also provides expert testimony, when and if necessary, to support the results of the tests, which is generally billed separately and recognized as the services are provided.
Deferred revenue represents payments received in advance of the performance of drug testing procedures, generally in relation to the personal drug testing kits PDT-90. Deferred revenue is recognized as revenue when the underlying test results are delivered. With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance. Revenue is then recognized when the Company can reasonably, reliably and objectively determine that it is remote that performance will be required for an estimable portion of transactions. The Company recorded $15 thousand and $28 thousand of revenue in the results of operations for the three months ended September 30, 2009 and 2008, respectively, related to test kits that were sold for which the Company’s obligations to provide service were deemed remote. The Company recorded $128 thousand and $78 thousand of revenue in the results of operations for the nine months ended September 30, 2009 and 2008, respectively, related to test kits that were sold for which the Company’s obligations to provide service were deemed remote.
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

Allowance for Doubtful Accounts
The allowance for doubtful accounts is based on management’s assessment of the collectability of its customer accounts. Management reviews its accounts receivable aging for doubtful accounts and specifically identifies accounts that may not be collectible. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. Bad debt expense has been within management’s expectations.
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
In July 2006, the FASB issued FASB ASC Topic 740 “Income Taxes,” (“ASC 740”) (previously referred to as FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.) The income taxes topic under the FASB codification contains a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies) accounted for in accordance with SFAS No. 109 (also now included as part of the income taxes topic of the FASB codification). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on an audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. The Company adopted the provisions of ASC 740, effective January 1, 2007, without material effect in the financial statements.
The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. Interest and penalties related to income tax matters are recognized as a general and administrative expense. The Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued as of September 30, 2009 or December 31, 2008. The Company does not expect the unrecognized tax benefits to change significantly over the next twelve months.

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
Interest Rate Sensitivity. The Company maintains cash, cash equivalents and short-term investments which consist of cash, money market funds and certificates of deposit with financial institutions. Due to the conservative nature and relatively short duration of our cash, cash equivalents and short-term investments, interest rate risk is mitigated.
Based on our ability to access our cash, cash equivalents and short-term investments, our expected operating cash flows and our other sources of cash, we do not anticipate that any lack of liquidity will materially affect our ability to operate our business.

Item 4.	Controls and Procedures
As of the date of this report, our Chief Executive Officer and our Controller performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Controller concluded that the Company’s disclosure controls and procedures were effective for ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and disclosed within the time periods specified in the SEC’s rules and forms, and that its disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these internal controls over financial reporting subsequent to the date of the most recent evaluation.

PART II OTHER INFORMATION

Item 1A.	Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2008 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On March 18, 2008, the Board of Directors authorized a new repurchase program. Under the 2008 program, the Company is authorized to repurchase up to 250,000 shares of the Company’s common stock, subject to certain market conditions. However, there were no purchases of equity securities in the third quarter of 2009. As of September 30, 2009, there have been 47,077 shares repurchased under this program, leaving 202,923 available for future repurchases.

Item 6.	Exhibits
See Exhibit Index included in this Report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation
Date: November 13, 2009	By:	/s/ Raymond C. Kubacki, Jr.
Raymond C. Kubacki, Jr.
Chairman and Chief Executive Officer (principal executive officer)

Date: November 13, 2009	By:	/s/ Raymond J. Ruddy
Raymond J. Ruddy
Vice President of Finance and Controller (principal financial and accounting officer)

PSYCHEMEDICS CORPORATION
FORM 10-Q
September 30, 2009
EXHIBIT INDEX

		Page No.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	23

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	24

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	25

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	26