Form 10-K
period 2009-12-31
PSYCHEMEDICS CORP
filed 2010-03-26
CIK 806517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-13738

PSYCHEMEDICS CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	58-1701987
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

125 Nagog Park Acton, Massachusetts	01720
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number Including Area Code: (978) 206-8220

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.005 par value

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by a check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Exchange Act of 1934). Yes ☐ No ☒

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934). Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). Yes ☐ No ☒

As of June 30, 2009, there were 5,197,031 shares of Common Stock of the Registrant outstanding. The aggregate market value of the Common Stock of the Registrant held by non-affiliates (assuming for these purposes, but not conceding, that all executive officers, directors and 5% shareholders are “affiliates” of the Registrant) as of June 30, 2009 was approximately $28 million, computed based upon the closing price of $6.88 per share on June 30, 2009.

As of March 22, 2010, there were 5,197,349 shares of Common Stock of the Registrant outstanding.

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

i

PSYCHEMEDICS CORPORATION

FORM 10-K

ANNUAL REPORT
For the Year Ended December 31, 2009

ii

PART I

Available Information; Background

Psychemedics Corporation (“the Company” or “Psychemedics”) maintains executive offices located at 125 Nagog Park, Acton, MA 01720. Our telephone number is (978) 206-8220. Our stock is traded on the NASDAQ Stock Exchange Market under the symbol “PMD”. Our Internet address is www.psychemedics.com. The Company makes available, free of charge, on the Investor Information section of its website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (the “SEC”). Copies are also available, without charge, from Psychemedics Corporation, Attn: Investor Relations, 125 Nagog Park, Acton, MA 01720. Alternatively, reports filed with the SEC may be viewed or obtained at the SEC Public Reference Room in Washington, D.C., or the SEC’s Internet site at www.sec.gov. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

Item 1. Business

General

Psychemedics Corporation is a Delaware corporation organized on September 24, 1986 to provide testing services for the detection of abused substances through the analysis of hair samples. The Company’s testing methods utilize a patented technology to enzymatically dissolve hair samples and then perform radioimmunoyassays on the hair sampled, with confirmation testing by mass spectrometry.

The Company’s primary application of its patented technology is as a testing service that analyzes hair samples for the presence of certain drugs of abuse. Employing radioimmunoassay procedures to drug test hair samples differs from the more commonly used approach in which immunoassay procedures are employed to test urine samples. The Company’s tests provide quantitative information that can indicate the approximate amount of drug ingested as well as historical data, which can show a pattern of individual drug use over a longer period of time providing superior detection compared to other types of drug testing. This information is useful to employers for both applicant and employee testing, as well as to physicians, treatment professionals, law enforcement agencies, school administrators, parents concerned about their children’s drug use and other individuals or entities engaged in any business where drug use or potential drug use is an issue. The Company provides commercial testing and confirmation by mass spectrometry using industry-accepted practices for cocaine, marijuana, PCP, methamphetamine (including Ecstasy, which is difficult to detect in urine due to sporadic use patterns and rapid clearance from the body) and opiates (including heroin, hydrocodone, hydromorphone and oxycodone).

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

Intellectual Property

Certain aspects of the Company’s hair analysis method are covered by six US patents and a number of foreign patents and trade secrets owned by the Company. One U.S. patent expires in 2011 (see risk factors) and two additional patent applications have been filed. The Company believes that its superior technology is protected by this combination of US and foreign patents and trade secrets. The Company’s ability to protect the confidentiality of these trade secrets is dependent upon the Company’s internal safeguards and upon the laws protecting trade secrets and unfair competition. In the event that patent protection or protection under the laws of trade secrets was not sufficient and the Company’s competitors succeeded in duplicating the Company’s products, the Company’s business could be materially adversely affected.

Target Markets

1. Workplace

The Company focuses its primary marketing efforts on the private sector, with particular emphasis on job applicant and employee testing.

Most businesses use drug testing to screen job applicants and employees. The Hazeldon Foundation survey from 2007 indicated that 85 percent of human resource professionals believe that drug testing is an effective way to diagnose substance abuse. The prevalence of drug screening programs reflects a concern that drug use contributes to employee health problems and costs (as the same study found that 62 percent of HR professionals believe that absenteeism is the most significant problem caused by substance abuse and addiction, followed at 49 percent by reduced productivity, a lack of trustworthiness at 39 percent, a negative impact on the company’s external image at 32 percent and missed deadlines at 31 percent and in certain industries, safety hazards.) It has been estimated that the cost to American businesses is more than $100 billion annually.

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

Although other laboratories also offer hair testing for drugs of abuse, Psychemedics is the only laboratory with FDA clearance for a five-drug panel test that is not limited to head hair samples for drugs of abuse. To date, no other laboratory engaged in hair testing has received approval or clearance from the FDA on all of its assays for the testing of both head and body hair samples (two other laboratories have either partial FDA clearance or clearance specific to head hair samples only). Additionally, several of these laboratories that purport to test hair samples use a method that the Company presumes includes the use of a form of immunoassay procedures. The Company, however, does not believe that immunoassay testing of hair samples is as effective on a commercial basis without using the Company’s unique patented method, which allows for the efficient release of drugs from the hair through enzyme digestion without destroying the drugs.

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

Research and Development

The Company is continuously engaged in research and development activities. During the years ended December 31, 2009, 2008 and 2007, $467,435, $474,622 and $489,007, respectively, were expended for research and development. The Company continues to perform research activities to develop new products and services and to improve existing products and services utilizing the Company’s proprietary technology. The Company also continues to evaluate methodologies to enhance its drug screening capabilities. Additional research using the Company’s proprietary technology is being conducted by outside research organizations through government-funded studies.

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

Employees

As of December 31, 2009, the Company had 88 full-time equivalent employees, of whom 3 full-time employees were in research and development. None of the Company’s employees is subject to a collective bargaining agreement.

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

Increased competition, including price competition, could have a material impact on the Company’s net revenues and profitability.

Our business is intensely competitive, both in terms of price and service. Pricing of drug testing services is a significant factor often considered by customers in selecting a drug testing laboratory. As a result of the clinical laboratory industry undergoing significant consolidation, larger clinincal laboratory providers are able to increase cost efficiencies afforded by large-scale automated testing. This consolidation results in greater price competition. The Company may be unable to increase cost efficiencies sufficiently, if at all, and as a result, its net earnings and cash flows could be negatively impacted by such price competition. The Company may also face increased competition from companies that do not comply with existing laws or regulations or otherwise disregard compliance standards in the industry. Additionally, the Company may also face changes in fee schedules, competitive bidding for laboratory services or other actions or pressures reducing payment schedules as a result of increased or additional competition. Additional competition, including price competition, could have a material adverse impace on the Company’s net revenues and profitability.

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

A failure to obtain and retain new customers, or a loss of existing customers, or a reduction in tests ordered, could impact the Company’s ability to successfully grow its business.

The Company needs to obtain and retain new customers. In addition, a reduction in tests ordered, without offsetting growth in its customer base, could impact the Company’s ability to successfully grow its business and could have a material adverse impact on the Company’s net revenues and profitability. We compete primarily on the basis of the quality of testing, reputation in the industry, the pricing of services and ability to employ qualified personnel. The Company’s failure to successfully compete on any of these factors could result in the loss of customers and a reduction in the Company’s ability to expand its customer base.

Our business could be harmed if we are unable to protect our proprietary technology.

We rely primarily on a combination of trade secrets, patents and trademark laws and confidentiality procedures to protect our technology. Despite these precautions, unauthorized third parties may infringe or copy portions of our technology. In addition, because patent applications in the United States are not publicly disclosed until either (1) 18 months after the application filing date or (2) the publication date of an issued patent wherein applicant(s) seek only US patent protection, applications not yet disclosed may have been filed which relate to our technology. Moreover, there is a risk that foreign intellectual property laws will not protect our intellectual property rights to the same extent as United States intellectual property laws. One of the Company’s original patents expires in 2011, which means that competitors could begin using that technology. However, the Company is of the belief that the technology affected is only valuable when combined with other patents owned by the Company, which will remain effective for many years with certain proprietary trade secrets. Nevertheless, in the absence of the foregoing protections, we may be vulnerable to competitors who attempt to copy our products, processes or technology.

Our business could be affected by a computer or other IT System failure.

A computer or IT system failure could affect our ability to perform tests, report test results or properly bill customers. Failures could occur as a result of the standardization of our IT systems and other system conversions, telecommunications failures, malicious human acts (such as electronic break-ins or computer viruses) or natural disasters. Sustained system failures or interruption of the Company’s systems in one or more of its operations could disrupt the Company’s ability to process and provide test results in a timely manner and/or bill the appropriate party. Failure of the Company’s information systems could adversely affect the Company’s business, profitability and financial condition.

Failure to maintain confidential information could result in a significant financial impact.

The Company maintains confidential information regarding the results of drug tests and other information including credit card and payment information from our customers. The failure to protect this information could result in lawsuits, fines or penalties. Any loss of data or breach of confidentiality, such as through a computer security breach, could expose the Company to a financial liability.

Our future success will depend on the continued services of our key personnel.

The loss of any of our key personnel could harm our business and prospects. We may not be able to attract and retain personnel necessary for the development of our business. We do not have key personnel under contract other than 3 officers who have agreements providing for severance and non compete covenants in the event of termination of employment following a change of control. Further, we do not have any key man life insurance for any of our officers or other key personnel.

We are exposed to potential risks and we will incur costs as a result of the internal control assessment and attestation process mandated by Section 404 of the Sarbanes-Oxley Act of 2002.

We evaluated, tested and implemented internal controls over financial reporting to enable management to report on such internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002. In connection with the filing of our annual report for 2010, we will be required to provide an auditor attestation on internal controls. The auditor attestation could cause us to incur significant costs, including increased accounting fees and staffing levels. While we believe that we are compliant with the management evaluation requirements of Section 404, if our independent registered public accounting firm cannot attest in a timely manner to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. We intend to devote substantial time and incur substantial costs, as necessary, to ensure ongoing compliance.

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

Further, some of our existing patents are due to expire within the next 1 – 4 years. Our research and development teams are working to develop improved processes with the aim of gaining additional patent protection. There is no guarantee that they will be successful in developing these improvements or gaining such additional patent protection. If any or all of our patents expire, there may be increased competition in the marketplace for our service or we might be required to rely to a greater extent on trade secret protection.

Improved testing technologies, or the Company’s customers using new technologies to perform their own tests, could adversely affect the Company’s business.

Advances in technology may lead to the development of more cost-effective technologies such as point-of-care testing equipment that can be operated by third parties or customers themselves in their own offices, without requiring the services of a freestanding laboratory. Development of such technology and its use by the Company’s customers could reduce the demand for its testing services and negatively impact our revenues.

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

Our business could be harmed from the loss or suspension of any licenses.

The forensic laboratory testing industry is subject to significant regulation and many of these statutes and regulations are subject to change. The Company cannot assure that applicable statutes and regulations will not be interpreted or applied by a regulatory authority in a manner that would adversely affect its business. Potential sanctions for violation of these regulations could include the suspension or loss of various licenses, certificates and authorizations, which could have a material adverse effect on the Company’s business.

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

Because we have historically paid dividends, any cessation of our program or reduction in our quarterly dividend could affect our stock price. We have paid dividends on our common stock for 54 consecutive quarters. It is our intent to continue this practice as long as we are able. However, if we are forced to cease this practice or reduce the amount of the regular dividend, due to operating or economic conditions, our stock price could suffer. In December 2008, the Company also paid a special dividend. Investors should not anticipate or expect any future or recurring special dividends. Further, if the Company ceases its future dividends, a return on investment in our common stock would depend entirely upon future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

The general economic condition could continue to deteriorate.

Our business is dependent upon new hiring and the supply of new jobs created by overall economic conditions. If the economy continues to deteriorate, leading to high unemployment and the lack of new job creation, our business and stock price could be adversely affected.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company maintains its corporate office and northeast sales office at 125 Nagog Park, Acton, Massachusetts; the office consists of 3,971 square feet and is leased through February 2015.

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

Item 4. Reserved

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NASDAQ Stock Market under the symbol “PMD”. As of March 22, 2010, there were 195 record holders of the Company’s common stock. The number of record owners was determined from the Company’s stockholder records maintained by the Company’s transfer agent and does not include beneficial owners of the Company’s common stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of the Company’s common stock held by others as or in nominee names exceeds 2,000.

The following table sets forth for the periods indicated the range of prices for the Company’s common stock as reported by the NASDAQ Stock Exchange and dividends declared by the Company.

	High	Low	Dividends
Fiscal 2008:
First Quarter	$17.80	$14.12	$0.150
Second Quarter	19.10	14.95	0.170
Third Quarter	16.30	13.62	0.170
Fourth Quarter	15.00	5.91	0.670*
Fiscal 2009:
First Quarter	$7.32	$3.03	$0.170
Second Quarter	6.99	5.51	0.170
Third Quarter	7.05	6.00	0.120
Fourth Quarter	7.70	5.10	0.120

*	Includes special dividend of $0.50 per share paid in December 2008

The Company has paid dividends over the past thirteen years. It most recently declared a dividend in February 2010, which was paid in March 2010. The Company’s current intention is to continue to declare dividends to the extent funds are available and not required for operating purposes or capital requirements, and only then, upon approval by the Board of Directors.

Issuer Purchases of Equity Securities

During 2009, the Company repurchased 17,219 common shares for treasury. See Item 7 for more detail.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no aggregate repurchases of common stock of the Company during the fourth quarter of 2009.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2009, with respect to shares of the Company’s common stock that were issuable under the Company’s 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”).

The table does not include information with respect to shares subject to outstanding options granted under other equity compensation plans that were no longer in effect on December 31, 2009. Footnote (2) to the table sets forth the total number of shares of common stock issuable upon the exercise of options under such expired or discontinued plans as of December 31, 2009, and the weighted average exercise price of those options. No additional options may be granted under such other expired or discontinued plans.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities That Remained Available for Future Issuance (c)
Equity compensation plans approved by security holders(1)	42,600	$0.00	158,100
Equity compensation plans not approved by security holders	—	—	—
Total	42,600	$0.00	158,100

(1)	Consists of the 2006 Equity Incentive Plan.
(2)	This table does not include information for the following stock option plans that were discontinued or expired prior to December 31, 2009: the Company’s 1989 Non-Qualified Stock Option Plan (expired on September 22, 1999); the Company’s 1989 Employee Stock Option Plan (discontinued on May 11, 2000 in connection with the adoption of the 2000 Stock Option Plan); the Company’s 1991 Non-Qualified Stock Option Plan (expired on June 12, 2001) and the Company’s 2000 Stock Option Plan (discontinued on May 11, 2006). As of December 31, 2009, a total of 336,921 shares of common stock were issuable upon the exercise of outstanding options under the foregoing discontinued or expired plans. The weighted average exercise price of outstanding options under all four plans is $14.80 per share. No additional options may be granted under these discontinued or expired plans.

Performance Graph

	2004	2005	2006	2007	2008	2009
Psychemedics Corporation	100.00	109.46	155.81	135.18	62.17	78.39
Russell 2000 Index	100.00	103.32	120.89	117.57	65.66	95.98
NASDAQ Composite Index	100.00	101.37	111.03	121.92	72.49	104.31

*	Calculated by the Company using www.yahoo.com/finance historical prices
(1)	The above graph assumes a $100 investment on December 31, 2004, through the end of the 5-year period ended December 31, 2009 in the Company’s Common Stock, the Russell 2000 Index and the NASDAQ Composite Index. The prices all assume the reinvestment of dividends.
(2)	The Russell 2000 Index is composed of the smallest 2,000 companies in the Russell 3,000 Index. The Company has been unable to identify a peer group of companies that engage in testing of drugs of abuse, except for large pharmaceutical companies where such business is insignificant to such companies’ other lines of businesses. The Company therefore uses in its proxy statements a peer index based on market capitalization.
(3)	The NASDAQ Composite Index includes companies whose shares are traded on the NASDAQ Stock Exchange Market. In September 2008, Psychemedics moved its listing to the NASDAQ Stock Exchange Market from the AMEX Stock Exchange Market.

Item 6. Selected Financial Data

The selected financial data presented below is derived from our financial statements and should be read in connection with those statements.

	As of and for the Years Ended December 31,
	2009	2008	2007	2006	2005
	(In Thousands, Except for per Share Data)
Revenue	$16,955	$22,949	$24,569	$23,425	$21,389
Gross profit	9,610	13,350	14,677	14,056	12,576
Income from operations	2,584	4,707	7,139	7,563	6,326
Net income	1,527	2,969	4,484	4,902	4,049
Basic net income per share	0.29	0.57	0.86	0.95	0.79
Diluted net income per share	0.29	0.57	0.85	0.94	0.78
Total assets	10,602	12,628	15,561	13,261	11,145
Working capital	8,471	9,516	12,773	10,534	7,832
Shareholders’ equity	9,294	10,560	13,878	11,504	8,895
Cash dividends declared per common share	$0.530	$1.160	$0.575	$0.475	$0.360

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

Overview

Psychemedics Corporation is the world’s largest provider of hair testing for drugs of abuse, utilizing a patented hair analysis method involving radioimmunoassay technology and confirmation by mass spectrometry to analyze human hair to detect abused substances. The Company’s customers include Fortune 500 companies, as well as small to mid-size corporations, schools and governmental entities located primarily in the United States. During the year ended December 31, 2009, the Company generated $17.0 million in revenue, while maintaining a gross margin of 57% and pre-tax margins over 15%. At December 31, 2009, the Company had $5.8 million of cash and cash equivalents and short-term investments. During 2009, the Company had operating cash flow of $2.4 million and it distributed over $3.0 million or $0.53 per share of cash dividends to its shareholders. To date, the Company has paid fifty-four consecutive quarterly cash dividends.

The following table sets forth, for the periods indicated, the selected statements of operations data as a percentage of total revenue:

	Year Ended December 31,
	2009	2008	2007
Revenue	100.0%	100.0%	100.0%
Cost of revenue	43.3%	41.8%	40.3%
Gross profit	56.7%	58.2%	59.7%
Operating expenses:
General and administrative	21.2%	19.7%	16.1%
Marketing and selling	17.5%	15.9%	12.5%
Research and development	2.8%	2.1%	2.0%
Total operating expenses	41.5%	37.7%	30.6%
Operating income	15.2%	20.5%	29.1%
Other income
Interest income	0.3%	1.3%	1.7%
Other income	—	—	—
Total other income	0.3%	1.3%	1.7%
Income before taxes	15.5%	21.8%	30.8%
Tax provision	6.5%	8.9%	12.5%
Net income	9.0%	12.9%	18.2%

Results for the Year Ended December 31, 2009 Compared to Results for the Year Ended December 31, 2008

Revenue decreased $6.0 million or 26% to $17.0 million in 2009 compared to $22.9 million in 2008. This decrease was due in part to decreased testing volume, which fell 26% compared to 2008. Average revenue per sample was unchanged between 2009 and 2008. Revenue included the recognition of deferred revenue relating to the sale of PDT-90 products was $0.1 million for each of the years ended December 31, 2009 and 2008.

Gross profit decreased $3.7 million to $9.6 million in 2009 compared to $13.4 million in 2008. Direct costs decreased by 23% from 2008 to 2009, mainly due to lower labor and associated direct cost of materials. The gross profit margin fell from 58% in 2008 to 57% in 2009 as revenue declined more than direct costs.

General and administrative (“G&A”) expenses were $3.6 million for the year ended December 31, 2009 compared to $4.5 million for the year ended December 31, 2008, representing a decrease of 20%. As a percentage of revenue, G&A expenses were 21.2% and 19.7% for the years ended December 31, 2009 and 2008, respectively. The decrease in general and administrative expenses in 2009 was due primarily to a decrease in several categories: lower legal fees defending our technology on behalf of our customers of approximately $448,000, reduced salaries and stock compensation of approximately $51,000, decreased bad debt expense of approximately $125,000 and lower consulting fees of approximately $111,000.

Marketing and selling expenses were $3.0 million for the year ended December 31, 2009, compared to $3.6 million for the year ended December 31, 2008, a decrease of 19%. The variation in marketing and selling expenses was primarily due to lower staffing levels, salary expense and reduced benefit expense of approximately $289,000. Total marketing and selling expenses represented 17.5% and 15.9% of revenue for the years ended December 31, 2009 and 2008, respectively.

Research and development (“R&D”) expenses for 2009 were $0.5 million compared to $0.5 million for 2008. R&D expenses represented 2.8% and 2.1% of revenue for the years ended December 31, 2009 and 2008, respectively.

Interest income decreased approximately $263,000 to approximately $45,000 for the year ended December 31, 2009 compared to $308,000 for the year ended December 31, 2008. Interest income in both periods represented interest and dividends earned on cash equivalents and short-term investments. Lower average investment balances along with a decrease in the yield on investment balances in 2009 as compared to 2008 caused the decrease in interest income.

During the year ended December 31, 2009, the Company recorded a tax provision of $1.1 million, representing an effective tax rate of 41.9%. During the year ended December 31, 2008, the Company recorded a tax provision of $2.0 million, representing an effective tax rate of 40.8%.

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

Liquidity and Capital Resources

At December 31, 2009, the Company had $5.8 million of cash and cash equivalents and short term investments, compared to $6.6 million at December 31, 2008. The Company’s operating activities generated net cash of $2.4 million in 2009, $3.7 million in 2008 and $4.9 million in 2007. Investing activities used $1.1 million in 2009, provided $3.5 million in 2008 and used $0.6 million in 2007. Financing activities used $3.1 million in 2009, $6.7 million in 2008 and $2.3 million in 2007.

Operating cash flow of $2.4 million in 2009 primarily reflected net income of $1.5 million adjusted for depreciation and amortization of $0.3 million, stock compensation expense of $0.4 million, a decrease in prepaid expenses and accounts receivable of $0.8 million and accounts payable of $0.5 million, and a decrease in accrued expenses of $0.2 million. Operating cash flow of $3.7 million in 2008 primarily reflected net income of $3.0 million adjusted for depreciation and amortization of $0.3 million, stock compensation expense of $0.4 million and an increase in prepaid expenses of $0.6 million, offset by an increase in accrued expenses of $0.3 million. Operating cash flow of $4.9 million in 2007 primarily reflected net income of $4.5 million adjusted for depreciation and amortization of $0.3 million, stock compensation expense of $0.2 million and a decrease in prepaid expenses of $0.3 million, offset by an increase in accounts receivable of $0.4 million.

Investing cash flow principally reflected the purchase of short-term investments and capital expenditures. During 2009, the Company invested in short term investments of $1.0 million. During 2008, the Company redeemed at par investments of $3.9 million, while in 2007 the Company purchased $0.2 million. Capital expenditures were $35,000, $0.3 million and $0.4 million in 2009, 2008 and 2007, respectively. The expenditures related principally to new equipment, including laboratory and computer equipment.

During 2009, the Company repurchased 17,219 shares for treasury. In 2008, the Company repurchased 61,107 shares of common stock for treasury. The Company has authorized 750,000 shares for repurchase since June of 1998, of which 250,000 shares of common stock were authorized in March of 2008 for repurchase. Since 1998, a total of 547,077 shares have been repurchased. The Company also distributed $3.0 million, $6.1 million (of which $2.6 million was a special dividend), and $3.0 million of cash dividends to its shareholders in 2009, 2008, and 2007 respectively.

At December 31, 2009, the Company’s principal sources of liquidity included approximately $5.8 million of cash and cash equivalents and short-term investments. Management currently believes that such funds, together with future operating profits, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include joint ventures, issuance of common stock or debt financing, although there is no assurance that such financings will be available to the Company on terms it deems acceptable, if at all. At December 31, 2009, the Company had no long-term debt.

The Company has paid dividends over the past fifty-four quarters. It most recently declared a dividend in February 2010 which was paid in March 2010 and amounted to $623,682. The Company’s current intention is to continue to declare dividends to the extent funds are available and not required for operating purposes or capital requirements, and only then, upon approval by the Board of Directors. There can be no assurance that in the future the Company will declare dividends.

Contractual obligations as of December 31, 2009 were as follows:

	Payments Due by Period
Contractual Obligation	Less Than 1 Year	1 – 3 Years	3 – 5 Years	Greater Than 5 Years	Total
	(Amounts in Thousands)
Operating leases	$530	$830	$81	$—	$1,441
Purchase commitment	471	—	—	—	471
Total	$1,001	$830	$81	$—	$1,912

Purchase Commitment

The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier at prices based upon prior year purchase levels. Purchases amounted to $584,000, $606,000, and $588,000 in 2009, 2008 and 2007 respectively. The Company expects to purchase $471,000 in 2010. In exchange for exclusivity, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company’s purchase commitments. This agreement does not include a fixed termination date; however, it is cancelable upon mutual agreement by both parties or after six months termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.

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

The Company recognizes revenue under the new FASB Accounting Standards Codification “ASC” 605 “Revenue Recognition.” In accordance with ASC 605, the Company considers testing, training and storage elements as one unit of accounting for revenue recognition purposes, as the training and storage costs are de minimis and do not have stand-alone value to the customer. The Company recognizes revenue as the service is performed and reported to the customer, since the predominant deliverable in each arrangement is the testing of the units.

The Company also provides expert testimony, when and if necessary, to support the results of the tests, which is generally billed separately and recognized as the services are provided.

Deferred revenue represents payments received in advance of the performance of drug testing procedures, generally in relation to the personal drug testing kits PDT-90. Deferred revenue is recognized as revenue when the underlying test results are delivered. With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance. Revenue is then recognized when the Company can reasonably, reliably and objectively determine that it is remote that performance will be required for an estimable portion of transactions. The Company recorded $128,000 and $90,000 of revenue in the results of operations for the years ended December 31, 2009 and 2008 related to test kits that were sold for which the Company’s obligations to provide service were deemed remote.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on management’s assessment of the ability to collect amounts owed to it by its customers. Management reviews its accounts receivable aging for doubtful accounts and uses a methodology based on calculating the allowance using a combination of factors including the age of the receivable along with management’s judgment to identify accounts that may not be collectible. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. In 2009, the reserve balance was reduced by approximately 50% because revenues fell and because the Company decided, in accordance with its reserve policy, to reduce its reserve for potential non-payment of receivables as it had a longer period of positive collections data from international customers for which it had previously had established higher reserves. The Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. Bad debt expense has been within management’s expectations.

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

On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (codified within FASB Accounting Standards Codification (“ASC”) 740-10, Income Taxes — Overall). The adoption of FIN No. 48 did not have an impact on the Company’s financial position and the results of operations.

The Company had net deferred tax assets in the amount of $458,000 at December 31, 2009, which the Company believes are fully realizable based upon expected future taxable income, which the Company’s believes is reasonably attainable in light of previous operating results during the past three years.

The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. Interest and penalties related to income tax matters are recognized as a general and administrative expense. The Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued as of December 31, 2009 or 2008. The Company does not expect the unrecognized tax benefits to change significantly over the next twelve months.

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

Recent Accounting Pronouncements

In April 2009, additional guidance was issued by the FASB under the codification topic “Financial Instruments” (ASC 825) and “Interim Reporting” (ASC 270). These topics extend the disclosure earlier requirements under FASB codification topic “Financial Instruments” (ASC 825) to interim period financial statements, in addition to the existing requirements for annual periods. It reiterates the requirement to disclose the methods and significant assumptions used to estimate fair value. These topics were effective for the

Company’s interim and annual periods commencing with its June 30, 2009 financial statements and have been applied on a prospective basis. They did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued guidance now codified as “Subsequent Events” (“ASC 855”). This topic sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim and annual periods ending after June 15, 2009. The Company adopted this guidance in the quarter ended June 30, 2009. It did not impact the financial statements for this period. The Company evaluated all events or transactions that occurred after December 31, 2009 up through the time of filing with the SEC our Annual Report on Form 10-K for the year ended December 31, 2009. During this period, the Company did not have any material recognizable subsequent events.

In June 2009, the FASB issued guidance on the codification topic “Generally Accepted Accounting Principles” (ASC 105). It establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). ASC 105 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative U.S. GAAP for SEC registrants. It is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company has complied with the guidance in its filings with the SEC since September 15, 2009.

In January 2010, the FASB issued Accounting Standards Update, or “ASU 820,” Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements, which provides additional guidance relating to fair value measurement disclosures. Specifically, companies will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and the reasons for those transfers. For Level 3 fair value measurements, the new guidance requires a gross presentation of activities within the Level 3 roll forward. Additionally, the FASB also clarified existing fair value measurement disclosure requirements relating to the level of disaggregation, inputs, and valuation techniques. This ASU is effective for interim or annual reporting periods beginning after December 15, 2009, except for the detailed Level 3 disclosures, which are effective for interim or annual reporting periods beginning after December 15, 2010. Since ASU 820 only affects disclosure requirements, the adoption of these provisions will have no impact on our financial condition, results of operations, or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Required.

Item 8. Financial Statements and Supplementary Data

(a) Financial Statements:

(b) Not Covered by Above Report:

Unaudited Supplementary Quarterly Financial Information	38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Psychemedics Corporation
Acton, Massachusetts:

We have audited the accompanying balance sheets of Psychemedics Corporation as of December 31, 2009 and 2008 and the related statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Psychemedics Corporation at December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Boston, Massachusetts
March 26, 2010

PSYCHEMEDICS CORPORATION

BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$4,840,367	$6,630,119
Short-term investments	1,006,436	—
Accounts receivable, net of allowance of $134,282 in 2009 and $246,462 in 2008	3,016,084	3,398,455
Prepaid expenses and other current assets	663,433	1,105,886
Deferred tax assets	253,221	449,398
Total current assets	9,779,541	11,583,858
Property and equipment, net;
Computer software	1,205,840	1,205,840
Office furniture and equipment	1,967,701	1,955,054
Laboratory equipment	6,830,750	6,807,970
Leasehold improvements	908,615	908,615
	10,912,906	10,877,479
Less – accumulated depreciation and amortization	(10,381,599)	(10,047,755)
	531,307	829,724
Deferred tax assets	204,764	139,021
Other assets	86,814	75,183
Total assets	$10,602,426	$12,627,786
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$180,784	$644,894
Accrued expenses	1,090,898	1,268,924
Deferred revenue	36,360	154,080
Total current liabilities	1,308,042	2,067,898
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $0.005 par value; 872,521 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.005 par value; 50,000,000 shares authorized, 5,861,872 shares issued in 2009 and 5,843,068 shares issued in 2008	29,309	29,216
Paid-in capital	27,419,359	27,118,743
Treasury stock, at cost, 664,523 shares in 2009 and 647,304 shares in 2008	(10,053,364)	(9,973,957)
Accumulated deficit	(8,100,920)	(6,614,114)
Total shareholders’ equity	9,294,384	10,559,888
Total liabilities and shareholders’ equity	$10,602,426	$12,627,786

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION

STATEMENTS OF INCOME

	Year Ended December 31,
	2009	2008	2007
Revenues	$16,954,994	$22,948,604	$24,568,824
Cost of revenues	7,345,016	9,598,515	9,892,226
Gross profit	9,609,978	13,350,089	14,676,598
Operating expenses:
General and administrative	3,596,774	4,520,074	3,948,642
Marketing and selling	2,961,477	3,648,584	3,099,909
Research and development	467,435	474,622	489,007
Total operating expenses	7,025,686	8,643,280	7,537,558
Income from operations	2,584,292	4,706,809	7,139,040
Interest income	45,320	308,034	416,647
Income before taxes	2,629,612	5,014,843	7,555,687
Provision for income taxes	1,102,317	2,046,054	3,072,000
Net income	$1,527,295	$2,968,789	$4,483,687
Basic net income per share	$0.29	$0.57	$0.86
Diluted income per share	$0.29	$0.57	$0.85
Dividends declared per share	$0.53	$0.66	$0.575
Special dividends declared per share	$0.00	$0.50	$0.00
Weighted average common shares outstanding, basic	5,193,329	5,219,141	5,205,032
Weighted average common shares outstanding, diluted	5,204,767	5,245,713	5,301,620

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock			Treasury Stock
	Shares	$0.005 par Value	Paid-In Capital	Shares	Cost	Accumulated Deficit	Total
BALANCE, December 31, 2006	5,756,044	28,780	25,609,800	583,797	(9,122,691)	(5,012,384)	11,503,505
Exercise of stock options	50,479	253	691,564	—	—	—	691,817
Shares issued – vested	5,459	27	(27)				—
Stock compensation expense	—	—	238,427	—	—	—	238,427
Acquisition of treasury stock				2,400	(40,933)		(40,933)
Cash dividends declared ($0.575 per share)	—	—	—	—	—	(2,998,572)	(2,998,572)
Net income	—	—	—	—	—	4,483,687	4,483,687
BALANCE, December 31, 2007	5,811,982	$29,060	$26,539,764	586,197	$(9,163,624)	$(3,527,269)	$13,877,931
Exercise of stock options	17,931	90	199,114	—	—	—	199,204
Shares issued – vested	13,155	66	(66)	—	—	—	—
Stock compensation expense	—	—	379,931				379,931
Acquisition of treasury stock	—	—	—	61,107	(810,333)	—	(810,333)
Cash dividends declared ($1.16 per share)	—	—	—	—	—	(6,055,634)	(6,055,634)
Net income	—	—	—	—	—	2,968,789	2,968,789
BALANCE, December 31, 2008	5,843,068	$29,216	$27,118,743	647,304	$(9,973,957)	$(6,614,114)	$10,559,888
Shares issued – vested	18,804	93	(93)	—	—	—	—
Tax withholding related to vested shares from employee stock plans	—	—	(39,381)	—	—	—	(39,381)
Stock compensation expense	—	—	394,498				394,498
Change in excess tax benefit on equity awards	—	—	(54,408)	—	—	—	(54,408)
Acquisition of treasury stock	—	—	—	17,219	(79,407)	—	(79,407)
Cash dividends declared ($0.53 per share)	—	—	—	—	—	(3,014,101)	(3,014,101)
Net income	—	—	—	—	—	1,527,295	1,527,295
BALANCE, December 31, 2009	5,861,872	$29,309	$27,419,359	664,523	$(10,053,364)	$(8,100,920)	$9,294,384

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$1,527,295	$2,968,789	$4,483,687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	336,795	331,393	347,125
Deferred income taxes	130,434	72,399	(64,777)
Change in excess tax benefit on equity awards	(54,408)	—	—
Stock compensation expense	394,498	379,931	238,427
Changes in operating assets and liabilities:
Accounts receivable	382,371	156,887	(358,958)
Prepaid expenses and other current assets	442,453	(606,967)	319,774
Accounts payable	(464,110)	156,254	(10,780)
Accrued expenses	(178,026)	317,682	85,667
Deferred revenue	(117,720)	(88,875)	(149,448)
Net cash provided by operating activities	2,399,582	3,687,493	4,890,717
Cash flows from investing activities:
Redemptions of short-term investments	—	3,875,000	3,500,055
Purchases of short-term investments	(1,006,436)	—	(3,691,863)
Decrease (increase) in other long-term assets	(14,582)	(17,811)	(18,783)
Purchases of property and equipment	(35,427)	(344,534)	(415,939)
Net cash provided by (used in) investing activities	(1,056,445)	3,512,655	(626,530)
Cash flows from financing activities:
Dividends paid	(3,014,101)	(6,055,634)	(2,998,572)
Proceeds from employee stock plans and stock option exercises, net of tax withholding	(39,381)	189,891	665,221
Acquisition of treasury stock	(79,407)	(810,333)	(40,933)
Tax benefit associated with exercise of options	—	9,313	26,596
Net cash used in financing activities	(3,132,889)	(6,666,763)	(2,347,688)
Net increase (decrease) in cash and cash equivalents	(1,789,752)	533,385	1,916,499
Cash and cash equivalents, beginning of year	6,630,119	6,096,734	4,180,235
Cash and cash equivalents, end of year	$4,840,367	$6,630,119	$6,096,734
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$112,449	$2,553,537	$2,781,023
Non-cash investing and financing activities:
Issuance of restricted stock awards	$93	$66	$27

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION

NOTES TO FINANCIAL STATEMENTS
December 31, 2009

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

Cash Equivalents and Short-Term Investments

All highly liquid investments with original maturities of 90 days or less are considered cash equivalents. These consist of cash savings and U.S. government reserve money market accounts at December 31, 2009 and 2008. While the money market account contains U.S. federal government backed issues, the account itself is not federally insured. As of December 31, 2009, $1.0 million was in U.S. federal government-backed money-market accounts, and $2.0 million was in government insured certificates of deposit with maturities under 90 days — all of which are classified as cash and cash equivalents.

There was also $1.0 million of CDs with maturities within 14 weeks that are classified as short-term investments. The Company accounts for investment securities in accordance with the FASB codification topic ASC 320. This was previously known as the Statement of Financial Accounting Standards SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Under the FASB codification topic ASC 320, investments that the Company has positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost, which approximates fair market value. The company intends to hold all the CDs to maturity. All short-term investments were classified as held-to-maturity at December 31, 2009. The Company does not use derivative financial instruments for speculative or trading purposes.

During the first quarter of 2008, we adopted FASB ASC 820, Fair Value Measurements and Disclosures (formerly referenced as SFAS No. 157, Fair Value Measurements), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. As of December 31, 2009 the Company does not have any financial instruments which it measures at fair value.

PSYCHEMEDICS CORPORATION

NOTES TO FINANCIAL STATEMENTS
December 31, 2009

2. Summary of Significant Accounting Policies  – (continued)

Inventory

The Company expenses consumables such as chemicals and antibodies as purchased. The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier in exchange for variable annual payments based upon prior year purchases.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the assets, using the straight-line method. Repair and maintenance costs are expensed as incurred. The estimated useful lives of the assets are as follows:

Computer software	3 – 5 years
Office furniture and equipment	3 to 7 years
Laboratory equipment	5 to 7 years
Leasehold improvements	Lesser of term of lease or estimated useful life

The Company recorded depreciation and amortization related to property and equipment of $333,844, $331,393, and $347,125 in 2009, 2008 and 2007, respectively.

Other Assets

Other assets primarily consist of capitalized legal costs relating to patent applications. The Company amortizes these costs over 10 years from the date of grant of the applicable patent. The Company recorded a de-minimus amount in 2009 and 2008, and none in 2007. As of December 31, 2009 and 2008, the Company had capitalized legal costs relating to an outstanding patent application of $13,064 and $37,236 respectively. The Company’s issued patents, with an original cost of $517,587, were fully amortized as of December 31, 2009 and 2008. The amount of amortization related to patent applications is expected to remain below $10,000 per year for the next 5 years.

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

The Company recognizes revenue under the new FASB codification topic ASC 605 “Revenue Recognition.” In accordance with ASC 605 the Company considers testing, training and storage elements as one unit of accounting for revenue recognition purposes, as the training and storage costs are de minimis and do not have stand-alone value to the customer. The Company recognizes revenue as the service is performed and reported to the customer, since the predominant deliverable in each arrangement is the testing of the units.

The Company also provides expert testimony, when and if necessary, to support the results of the tests, which is generally billed separately and recognized as the services are provided.

Deferred revenue represents payments received in advance of the performance of drug testing procedures, generally in relation to the personal drug testing kits PDT-90. Deferred revenue is recognized as revenue when the underlying test results are delivered. With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance. Revenue is then recognized when the Company can reasonably, reliably and objectively determine that it is remote that performance will be required for an estimable portion of transactions. The Company recorded $127,809, $89,714 and $189,628 of revenue in the results of operations for the years ended December 31, 2009, 2008 and 2007 related to test kits that were sold for which the Company’s obligations to provide service were deemed remote.

PSYCHEMEDICS CORPORATION

NOTES TO FINANCIAL STATEMENTS
December 31, 2009

2. Summary of Significant Accounting Policies  – (continued)

At December 31, 2009 and 2008, the Company had deferred revenue of approximately $36,000 and $154,000, respectively, reflecting sales of its personal drug testing service for which the performance of the related test had not yet occurred and future obligations were not deemed remote.

Research and Development Expenses

The Company charges all research and development expenses to operations as incurred.

Income Taxes

The Company accounts for income taxes using the liability method pursuant to FASB ASC 740, Income Taxes. Under this method, the Company recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. The Company evaluates uncertain tax positions annually and considers whether the amounts recorded for income taxes are adequate to address the Company’s tax risk profile. The Company analyzes the potential tax liabilities of specific transactions and tax positions based on management’s judgment as to the expected outcome.

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

Comprehensive Income

ASC 220, Comprehensive Income, requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive income is the same as its reported net income for the years ended December 31, 2009, 2008 and 2007.

Stock-Based Compensation

The Company accounts for equity awards in accordance with ASC 718, Compensation — Stock Compensation. FASB ASC 718 requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at the grant date based on the fair value of the award. It also requires the measurement of compensation cost at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. The Company uses the straight-line attribution method to recognize share-based compensation over the service period of the award, which is generally equal to the vesting period.

Under ASC 718, the Company recorded $394,498, $379,931 and $238,427 of stock-based compensation in the accompanying statements of income for the years ended December 31, 2009, 2008 and 2007, respectively.

PSYCHEMEDICS CORPORATION

NOTES TO FINANCIAL STATEMENTS
December 31, 2009

2. Summary of Significant Accounting Policies  – (continued)

See Note 7 for additional information relating to the Company’s stock plans.

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

Basic and diluted weighted average common shares outstanding are as follows:

	2009	2008	2007
Weighted average common shares outstanding	5,193,329	5,219,141	5,205,032
Dilutive common equivalent shares	11,438	26,572	96,588
Weighted average common shares outstanding, assuming dilution	5,204,767	5,245,713	5,301,620

For the years ending December 31, 2009, 2008, and 2007, options to purchase 361,382, 331,292, and 140,647 common shares, respectively, were outstanding but not included in the dilutive common equivalent share calculation as their effect would have been anti-dilutive.

Financial Instruments

Financial instruments include cash equivalents, short-term investments, and accounts receivable/payable. Estimated fair values of these financial instruments approximate carrying values due to their short-term nature.

Segment Reporting

The Company manages its operations as one segment, drug testing services. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment. Substantially all of the Company’s revenues and assets are in the United States.

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance on the codification topic “Generally Accepted Accounting Principles” (ASC 105). It establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). ASC 105 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative U.S. GAAP for SEC registrants. It is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company complied in its December 31, 2009 annual report.

In April 2009, additional FASB guidance was codified as (“ASC 825”) “Financial Instruments” and (“ASC 270”) “Interim Disclosures about Fair Value of Financial Instruments.” These topics extend the earlier disclosure requirements to interim period financial statements. In addition, it reiterates the topic’s requirement to disclose the methods and significant assumptions used to estimate fair value. These topics were effective for the Company’s interim and annual periods commencing with its June 30, 2009 financial statements and have been applied on a prospective basis. They did not have a material impact on the Company’s financial statements.

PSYCHEMEDICS CORPORATION

NOTES TO FINANCIAL STATEMENTS
December 31, 2009

2. Summary of Significant Accounting Policies  – (continued)

In May 2009, the FASB issued (“ASC 855”), “Subsequent Events.” This topic sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for periods ending after June 15, 2009. The Company adopted this guidance in the quarter ended June 30, 2009. It did not impact the financial statements for this period. The Company evaluated all events or transactions that occurred after December 31, 2009 up through the time of filing with the SEC our Annual Report on Form 10-K for the year ended December 31, 2009. During this period, the Company did not have any material recognizable subsequent events.

In January 2010, the FASB issued ASU 820, Fair Value Measurements and Disclosures (Topic 820) —  Improving Disclosures about Fair Value Measurements, which provides additional guidance relating to fair value measurement disclosures. Specifically, companies will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and the reasons for those transfers. For Level 3 fair value measurements, the new guidance requires a gross presentation of activities within the Level 3 roll forward. Additionally, the FASB also clarified existing fair value measurement disclosure requirements relating to the level of disaggregation, inputs, and valuation techniques. This ASU is effective for interim or annual reporting periods beginning after December 15, 2009, except for the detailed Level 3 disclosures, which are effective for interim or annual reporting periods beginning after December 15, 2010. Since ASU 820 only affects disclosure requirements, the adoption of these provisions will have no impact on our financial condition, results of operations, or cash flows.

3. Accounts Receivable

The Company maintains an allowance for uncollectible accounts receivable based on management’s assessment of the collectability of its customer accounts by reviewing customer payment patterns and other relevant factors. The Company reviews the adequacy of the allowance for uncollectible accounts on a quarterly basis and adjusts the balance as determined necessary.

	2009	2008	2007
Balance, beginning of period	$246,462	$235,337	$333,281
Provision for doubtful accounts	(89,378)	28,436	(50,000)
Write-offs	(22,802)	(17,311)	(47,944)
Balance, end of period	$134,282	$246,462	$235,337

4. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2009	2008	2007
Accrued payroll and employee benefits	$392,558	$618,494	$578,075
Accrued income taxes	331,831	—	16,925
Accrued hair collection expense	79,480	80,875	60,959
Accrued audit and tax consulting	98,481	127,000	163,731
Other accrued expenses	188,548	442,555	131,552
	$1,090,898	$1,268,924	$951,242

PSYCHEMEDICS CORPORATION

NOTES TO FINANCIAL STATEMENTS
December 31, 2009

5. Income Taxes

The income tax provision consists of the following:

	2009	2008	2007
Current –
Federal	$810,538	$1,549,593	$2,418,988
State	215,753	424,062	717,789
	1,026,291	1,973,655	3,136,777
Deferred –
Federal	71,540	56,819	(55,514)
State	4,486	15,580	(9,263)
	76,026	72,399	(64,777)
	$1,102,317	$2,046,054	$3,072,000

A reconciliation of the effective rate with the federal statutory rate is as follows:

	2009	2008	2007
Federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	5.7	5.8	6.4
Permanent differences	0.4	1.0	0.3
Stock based compensation	1.8	—	—
Effective tax rate	41.9%	40.8%	40.7%

The components of the net deferred tax assets included in the accompanying balance sheets are as follows at December 31:

	2009	2008
Deferred tax assets:
Deferred revenue	$14,382	$61,158
Stock-based compensation	136,976	151,446
Allowance for doubtful accounts	53,114	121,079
Excess of book over tax depreciation and amortization	204,764	139,021
Accrued expenses	66,719	91,765
Other	—	40,093
	475,955	604,562
Deferred tax liabilities:
Prepaid expenses	17,970	16,143
	$457,985	$588,419

In July 2006, the Financial Accounting Standards Board (“FASB”) issued guidance under what is now classified as ASC 740 “Income Taxes.” ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on an audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes.

PSYCHEMEDICS CORPORATION

NOTES TO FINANCIAL STATEMENTS
December 31, 2009

5. Income Taxes  – (continued)

The Company adopted these provisions effective January 1, 2007, without material effect in the financial statements. The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. Interest and penalties related to income tax matters are recognized as a general and administrative expense. The Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued as of December 31, 2009 and 2008. The Company does not expect the unrecognized tax benefits to change significantly over the next twelve months. The tax years ended December 31, 2006 through December 31, 2009 remain subject to examination by all major taxing authorities.

6. Preferred Stock

The Board of Directors has the authority to designate authorized preferred shares in one or more series and to fix the relative rights and preferences without vote or action by the stockholders. The Board of Directors has no present plans to designate or issue any shares of preferred stock.

7. Stock-Based Awards

In 2006, the Company adopted a new stock-based plan (the “2006 Equity Incentive Plan”) for officers, directors, employees and consultants. The 2006 Equity Incentive Plan provides for grants of options with terms of up to ten years, grants of restricted stock or stock unit awards (SUAs), issuances of stock bonuses or grants other stock-based awards, covering up to 250,000 shares of common stock. As of December 31, 2009, 158,100 shares remained available for future grant under the 2006 Equity Incentive Plan.

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

The Company granted 34,000 SUA’s to certain members of management and its directors on May 10, 2007. The fair value of the SUAs was $18.41 per share, which was the closing price of the Company’s stock on May 10, 2007. The SUAs vest over a period of two to four years and are convertible into an equivalent number of shares of the Company’s common stock provided that the awardee remains continuously employed throughout the vesting periods. Of these 34,000 units, 10,000 units vested and were issued, net of tax withholdings, on May 10, 2008 and 10,000 units vested and were issued, net of tax withholdings, on May 10, 2009.

In 2008, the Company granted 32,600 SUAs on May 15, 1,000 SUAs on October 14, and 800 SUAs on November 3. The fair values of the SUAs were $16.50, $10.67 and $9.30 per share, respectively, which was the closing price of the Company’s stock on those dates. The SUAs vest over a period of two to four years and are convertible into an equivalent number of shares of the Company’s common stock provided that the awardee remains continuously employed throughout the vesting period. Of these 34,400 units, 1,200 were cancelled upon termination of an employee in 2008. In 2009, 9,800 of these units vested and were issued, net of tax withholdings.

PSYCHEMEDICS CORPORATION

NOTES TO FINANCIAL STATEMENTS
December 31, 2009

7. Stock-Based Awards  – (continued)

The Company did not grant any stock unit awards (“SUAs”) in 2009.

The Company also has stock option plans that have expired or been terminated, but shares can be issued upon exercise of outstanding options that were granted prior to such expiration or termination. No additional grants of options or other stock based awards may be made under such expired or terminated plans. Activity for these plans is included in this footnote. Options granted under the plans consisted of both non-qualified and incentive stock options and were granted in each case at a price that was not less than the fair market value of the common stock at the date of grant. These options generally have lives of ten years and vest either immediately or over periods up to four years.

A summary of stock option activity for the Company’s stock option plans is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
Outstanding, December 31, 2006	527,858	$15.79
Granted	—	—
Exercised	(50,479)	13.79
Terminated	(27,345)	20.65
Outstanding, December 31, 2007	450,034	$15.63
Granted	—	—
Exercised	(18,139)	13.93
Terminated	(39,785)	20.51
Outstanding, December 31, 2008	392,110	$15.22
Granted	—	—
Exercised	—	—
Terminated	(55,189)	17.75
Outstanding, December 31, 2009	336,921	$14.80	4.0 years	—

(1)	The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on December 31, 2009 ($7.35) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option. The total intrinsic value of stock options exercised, calculated based on the amount by which the market value of the Company’s stock at the time of exercise exceeded the exercise price, was $0, $65,060, and $212,071 for the years 2009, 2008 and 2007, respectively.

PSYCHEMEDICS CORPORATION

NOTES TO FINANCIAL STATEMENTS
December 31, 2009

7. Stock-Based Awards  – (continued)

A summary of activity for SUAs under the Company’s 2006 Equity Incentive Plan is as follows:

	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(2)
Outstanding & Unvested, December 31, 2006	26,700
Granted	34,000
Converted to common stock	(7,150)
Terminated	(2,000)
Outstanding & Unvested, December 31, 2007	51,550
Granted	34,400
Converted to common stock	(17,150)
Terminated	(1,200)
Outstanding & Unvested, December 31, 2008	67,600	$15.22
Granted	—	—
Converted to common stock**	(25,000)	6.30
Terminated	—	—
Outstanding & Unvested, December 31, 2009	42,600	$16.95	2.3 years	$313,110
Available for grant, December 31, 2009	158,100

(2)	The aggregate intrinsic value on this table was calculated based on the closing market price of the Company’s stock on December 31, 2009 ($7.35).
*	There were no SUAs granted during 2009. Total stock based compensation expense for 2009 was $394,498.
**	Figure includes 6,196 shares withheld to cover federal income taxes.

As of December 31, 2009, a total of 537,621 shares of common stock were reserved for issuance under the various stock option and stock-based plans. As of December 31, 2009, the unamortized fair value of awards relating to SUAs was $488,158 to be amortized over a weighted average period of approximately 1 year.

8. Employee Benefit Plan

The Psychemedics Corporation 401(k) Savings and Retirement Plan (the 401(k) Plan) is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code. All employees over the age of 21 are eligible to make pre-tax contributions up to a specified percentage of their compensation. Under the 401(k) Plan, the Company may, but is not obligated to, match a portion of the employees’ contributions up to a defined maximum. Matching contributions of $55,018, $127,080 and $118,141 were made in the years ended December 31, 2009, 2008 and 2007, respectively. The Company match was suspended on July 1, 2009 and has not been reinstated as of March 26, 2010.

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

PSYCHEMEDICS CORPORATION

NOTES TO FINANCIAL STATEMENTS
December 31, 2009

10. Commitments and Contingencies

Commitments

The Company leases certain of its facilities and equipment under operating lease agreements expiring on various dates through February 2015. Total minimum lease payments, including scheduled increases, are charged to operations on the straight-line basis over the life of the respective lease. Rent expense was approximately $534,000, $516,000 and $501,000 in 2009, 2008 and 2007, respectively.

At December 31, 2009, minimum commitments remaining under lease agreements were approximately as follows:

Amount
Years Ending December 31:
2010	530,000
2011	397,000
2012	366,000
2013	67,000
2014	69,000
Thereafter	12,000
$1,441,000

Purchase Commitment

The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier in exchange for variable annual payments based upon prior year purchases. Purchases amounted to $584,109 in 2009, $606,484 in 2008 and $587,964 in 2007. The Company expects to purchase approximately $471,000 in 2010. In exchange for exclusivity, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company’s purchase commitments. This agreement does not include a fixed termination date; however, it is cancelable upon mutual agreement by the parties or six months after termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.

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

PSYCHEMEDICS CORPORATION

NOTES TO FINANCIAL STATEMENTS
December 31, 2009

11. Selected Quarterly Financial Data (Unaudited)

The following are selected quarterly financial data for the years ended December 31, 2009 and 2008:

	Quarter Ended (000’s Except per Share Amounts)
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues	$4,078	$3,934	$4,670	$4,271
Gross profit	2,092	2,106	2,890	2,522
Income from operations	53	298	1,273	960
Net income	39	174	768	546
Basic net income per share	0.01	0.03	0.15	0.11
Diluted net income per share	0.01	0.03	0.15	0.10

	Quarter Ended (000’s Except per Share Amounts)
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenues	$5,709	$6,211	$6,205	$4,824
Gross profit	3,322	3,776	3,653	2,600
Income from operations	1,383	1,659	1,369	297
Net income	890	1,033	874	173
Basic net income per share	0.17	0.20	0.17	0.03
Diluted net income per share	0.17	0.20	0.17	0.03

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

As required by Rule 13a-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and its Principal Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2009. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective for ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that its disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive and financial officers, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2009. Further, the Company’s management hired an outside party to review internal controls and the report concluded that there were no material weaknesses in the internal control structure.

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

Item 9B. Other Information

On January 20, 2010, the Compensation Committee of the Board of Directors of Psychemedics Corporation (the “Company”) approved the terms of cash performance bonus arrangements with certain executive officers, including the Company’s Chief Executive Officer, its Senior Vice President and General Counsel, its Vice President — Laboratory Operations, its Vice President and Controller and other employees for 2010 (the “cash bonus arrangements”). Bonus payments under the cash bonus arrangements are calculated and paid as follows:

Each participant has the opportunity to earn as bonus compensation up to an aggregate of an additional 25% of his or her Base Salary in 2010 based on achievement of Company and individual performance targets. Each participant’s target percentages consist of the following:

(a)	Up to 10% of Base Salary based on the Company’s achievement of pre-determined revenue and net income goals for 2010;
(b)	Up to 10% of Base Salary based on the employee’s achievement of pre-determined individual goals for 2010; and
(c)	Up to an additional 5% for achievement of both (a) and (b) above.

The Compensation Committee reserves the right to withdraw, amend, add to and terminate the cash bonus arrangements, or any portion of them, in its discretion at any time, including, but not limited to, changing or eliminating the threshold amounts giving rise to the payment of target percentages, determining the calculation of such threshold amounts, and adjusting threshold amounts to take into account special non-recurring items, in determining financial and individual performance.

At the end of fiscal year 2010, the Chief Executive Officer will review and assess the performance of each of the other participants with respect to achievement of his or her individual targets, and provide his recommendations thereon to the Compensation Committee. In addition, the Compensation Committee will review and assess the Chief Executive Officer’s performance with respect to achievement of his individual targets. The Compensation Committee will then determine the level of payout of the portion of the Chief Executive Officer’s bonus arrangement with respect to individual and Company targets, and each of the other participants, based on the Committee’s review and assessment of the performance of each individual toward his or her individual targets and Company targets.

PART III

Item 10. Directors and Executive Officers of the Registrant

Following is a list that sets forth as of March 26, 2010 the names, ages and positions within the Company of all of the Executive Officers of the Company and the Directors of the Company. Each such director has been nominated for reelection at the Company’s 2010 Annual Meeting, to be held on May 20, 2010 at 3:00 P.M. at the Seaport Hotel, 200 Seaport Boulevard, Boston, Massachusetts.

Name	Age	Position
Raymond C. Kubacki	65	Chairman, Chief Executive Officer, President, Director
Raymond Ruddy	41	Vice President, Controller
William Thistle, Esq.	60	Senior Vice President, General Counsel
Michael I. Schaffer, Ph.D.	65	Vice President, Laboratory Operations
Harry Connick	84	Director, Audit Committee member, Compensation Committee Member, Nominating Committee member
Walter S. Tomenson, Jr.	63	Director, Audit Committee member, Compensation Committee Member, Nominating Committee member
Fred J. Weinert	62	Director, Audit Committee member, Compensation Committee Member, Nominating Committee member

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

Mr. Weinert is an entrepreneur whose current business activities are concentrated in real estate development, theatre and film development. He is the Chief Executive Officer and Chairman of Bella Media Inc. and Barrington Services Group, Inc. He has served on the Business Advisory Council for the University of Dayton for over 20 years. Mr. Weinert has been a director of the Company since 1991.

The information required by Item 405 of Regulation S-K will be set forth in the Proxy Statement of the Company relating to the 2010 Annual Meeting of Stockholders to be held on May 20, 2010 and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2010 Annual Meeting of Stockholders to be held on May 20, 2010 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2010 Annual Meeting of Stockholders to be held on May 20, 2010 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2010 Annual Meeting of Stockholders to be held on May 20, 2010 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2010 Annual Meeting of Stockholders to be held on May 20, 2010 and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements required by Item 15 are included and indexed in Part II, Item 8

(a) (2) Financial Statement Schedules included in Part IV of this report. Schedule II is omitted because information is included in Notes to Financial Statements. All other schedules under the accounting regulations of the SEC are not required under the related instructions and are inapplicable and, thus have been omitted.

(a) (3) See “Exhibit Index” included elsewhere in this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSYCHEMEDICS CORPORATION
Date: March 26, 2010	By: /s/ Raymond C. Kubacki Raymond C. Kubacki Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below appoints jointly and severally, Raymond C. Kubacki and Raymond Ruddy and each one of them, his attorneys-in-fact, each with the power of substitution for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that each attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

/s/ Raymond C. Kubacki Raymond C. Kubacki	Chairman, President and Chief Executive Officer, Director (Principal Executive Officer)	March 26, 2010
/s/ Raymond Ruddy Raymond Ruddy	Vice President, Controller (Principal Financial and Accounting Officer)	March 26, 2010
/s/ Harry Connick Harry Connick	Director	March 26, 2010
/s/ Walter S. Tomenson, Jr. Walter S. Tomenson, Jr.	Director	March 26, 2010
/s/ Fred J. Weinert Fred J. Weinert	Director	March 26, 2010

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation filed on August 1, 2002 — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002).
3.2	By-Laws of the Company — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4.1	Specimen Stock Certificate — (Incorporated by reference from the Registrant’s Registration Statement on Form 8-A filed on July 31, 2002).
10.1	License Agreement with Werner Baumgartner, Ph.D. and Annette Baumgartner dated January 17, 1987 — (Incorporated by reference from the Registrant’s Registration Statement on Form S-18, File No. 33-10186 LA).
10.2*	1989 Employee Stock Option Plan, as amended — (Incorporated by reference from the Registrant’s 1997 Annual Proxy Statement).
10.3*	1989 Non-Qualified Stock Option Plan, as amended (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.4*	1991 Non-Qualified Stock Option Plan — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991).
10.5	Lease dated October 6, 1992 with Mitchell H. Hersch, et. al with respect to premises in Culver City, California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992).
10.5.1	Security Agreement dated October 6, 1992 with Mitchell H. Hersch et. al — (Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992).
10.5.2	First Amendment to Lease dated with Mitchell H. Hersch, et.al California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.5.3	Second Amendment to Lease dated with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.5.4	Third Amendment to Lease dated December 31, 1997 with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.5.5	Fourth Amendment to Lease dated May 24, 2005 with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10.6*	2000 Stock Option Plan, — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002).
10.7*	Amended and restated change in Control Severance Agreement with Raymond C. Kubacki dated July 10, 2008 — (Incorporated by reference from the Registrant’s current report on form 8-k, filed on July 14, 2008.)
10.8*	Change in Control Severance Agreement with William R. Thistle dated March 28, 2005 — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 30, 2005).
10.9*	2006 Equity Incentive Plan — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 17, 2006).

Exhibit Number	Description
10.10*	Form of Stock Unit Award used with employees and consultants under the 2006 Equity Incentive Plan — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 17, 2006).
10.11*	Form of Stock Unit Award used with non-employee directors under the 2006 Equity Incentive Plan — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 17, 2006).
10.12*	Change in control severance agreement with Michael Schaffer PhD dated July 10, 2008 (Incorporated by reference from the registrant’s current report on Form 8-k filed on July 14, 2008)
10.13*	Amendment dated November 3, 2008 to change in control severance agreement with Ray Kubacki. (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).
10.14*	Amendment dated November 3, 2008 to change in control severance agreement with William Thistle. (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).
10.15*	Amendment dated November 3, 2008 to change in control severance agreement with Michael Schaffer. (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).
23.1	Consent of BDO Seidman LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management compensation plan or arrangement