Form 10-Q
period 2010-03-31
PSYCHEMEDICS CORP
filed 2010-05-14
CIK 806517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at May 12, 2010 was 5,861,872.

PSYCHEMEDICS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010

INDEX

PSYCHEMEDICS CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$3,186,458	$4,840,367
Short-term investments	2,014,203	1,006,436
Accounts receivable, net of allowance for doubtful accounts of $129,325 in 2010 and $134,282 in 2009	3,215,877	3,016,084
Prepaid expenses	556,560	573,191
Other current assets	326,155	90,242
Deferred tax assets	291,047	253,221

Total current assets	9,590,300	9,779,541

Fixed assets:
Equipment & leasehold improvements	11,102,580	10,912,906
Less accumulated depreciation	10,445,052	10,381,599

Net fixed assets	657,528	531,307

Deferred tax assets, long term	204,764	204,764
Other assets	86,185	86,814

Total Assets	$10,538,777	$10,602,426

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$283,332	$180,784
Accrued expenses	748,094	759,067
Accrued income taxes	205,052	331,831
Deferred revenue	31,545	36,360

Total current liabilities	1,268,023	1,308,042

Commitments and Contingencies

Shareholders' Equity:
Preferred-stock, $0.005 par value, 872,521 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.005 par value, 50,000,000 shares authorized, 5,861,872 shares issued in 2010 and 2009	29,309	29,309
Paid-in capital	27,512,987	27,419,359
Less – Treasury stock, at cost, 664,523 shares in 2010 and 2009	(10,053,364)	(10,053,364)
Accumulated deficit	(8,218,178)	(8,100,920)

Total Shareholders' Equity	9,270,754	9,294,384

Total Liabilities & Shareholders' Equity	$10,538,777	$10,602,426

See accompanying notes to condensed financial statements.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2010	2009

Revenue	$4,464,243	$4,078,837
Costs of revenues	1,910,654	1,986,911

Gross profit	2,553,589	2,091,926

Operating expenses:
General & administrative	971,614	1,042,495
Marketing & selling	623,631	871,464
Research & development	122,481	125,046

Total operating expenses	1,717,726	2,039,005

Operating income	835,863	52,921
Interest income	8,176	15,507

Net income before provision for income taxes	844,039	68,428

Provision for income taxes	337,615	29,903

Net income	$506,424	$38,525

Basic net income per share	$0.10	$0.01

Diluted net income per share	$0.10	$0.01

Dividends declared per share	$0.12	$0.17

Weighted average common shares outstanding, basic	5,197,349	5,190,747

Weighted average common shares outstanding, diluted	5,206,584	5,204,876

See accompanying notes to condensed financial statements.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the three months ended
	March 31, 2010	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$506,424	$38,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,082	96,401
Deferred income taxes	(37,826)	(41,364)
Stock compensation expense	93,628	107,436
Changes in operating assets and liabilities:
Accounts receivable	(199,793)	656,739
Prepaid expenses and other current assets	(219,282)	(325,776)
Accounts payable	102,548	(330,998)
Accrued expenses	(10,973)	(322,704)
Accrued income tax	(126,779)	--
Deferred revenue	(4,815)	(30,870)

Net cash provided by (used in) operating activities	167,215	(152,611)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(1,007,768)	—
Purchases of property and equipment	(189,674)	(27,744)

Net cash used in investing activities	(1,197,442)	(27,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(623,682)	(883,282)
Acquisition of treasury stock	—	(79,407)

Net cash used in financing activities	(623,682)	(962,689)

Net decrease in cash and cash equivalents	(1,653,909)	(1,143,044)

CASH AND CASH EQUIVALENTS, beginning of period	4,840,367	6,630,119

CASH AND CASH EQUIVALENTS, end of period	$3,186,458	$5,487,075

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$500,000	—

See accompanying notes to condensed financial statements.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q.  Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein.  It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (“the Company,” “our Company,” “our” or “we”) as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 26, 2010.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included.  The results of operations for the three months ended March 31, 2010 may not be indicative of the results that may be expected for the year ending December 31, 2010, or any other period.

2.	Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents consist of cash savings and U.S. government insured certificate of deposit accounts at March 31, 2010. As of March 31, 2009, $4.0 million were in U.S. federal government-backed money market accounts. There were no money market accounts at March 31, 2010.

At March 31, 2010, the Company had $2.0 million of certificates of deposit (“CDs”) with maturities over 13 weeks that were classified as short-term investments. The Company accounts for investment securities in accordance with the Financial Accounting Standards Board (“ FASB”) accounting standards codification (“ASC”) topic 320. This was previously known as the Statement of Financial Accounting Standards SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Under the FASB codification topic ASC 320, investments that the Company has positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost, which approximates fair market value. The company intends to hold all the CDs to maturity.

3.	Stock-Based Compensation

The Company’s “2006 Equity Incentive Plan” provides for the grant or issuance to officers, directors, employees and consultants of options with terms of up to ten years, restricted stock, issuances of stock bonuses or other stock-based awards, covering up to 250,000 shares of common stock. As of March 31, 2010, 158,100 shares remained available for future grant under the 2006 Equity Incentive Plan.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

3.	Stock-Based Compensation (continued)

The Company did not grant any stock unit awards (“SUAs”) in the first quarter of 2010 or 2009. There were no SUAs that were terminated in the first quarter of 2010.  The fair value of the SUAs was determined by the closing price of the Company’s common stock on the date of grant.  The SUAs vest over a period of two to four years and are convertible into an equivalent number of shares of the Company’s common stock provided that the employee receiving the award remains continuously employed throughout the vesting period.

The Company records compensation expense related to the SUAs on a straight-line basis over the vesting term of the SUA.  Employees are issued shares upon vesting, net of tax withholdings.

A summary of activity for SUAs under the Company’s 2006 Equity Incentive Plan for the three months ended March 31, 2010 is as follows:

	Number of Shares	Aggregate Intrinsic Value (1)
		(000s)
Outstanding & Unvested, December 31, 2009	42,600
Granted	-
Terminated	-
Converted to common stock	-
Outstanding & Unvested, March 31, 2010	42,600	$328
Available for grant, March 31, 2010	158,100

(1)	The aggregate intrinsic value on this table was calculated based on the closing market value of the Company’s stock on March 31, 2010 ($7.69).

A summary of stock option activity for the Company’s expired stock option plans for the three months ended March 31, 2010 is as follows:

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

3.	Stock-Based Compensation (continued)

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (2)
				(000s)
Outstanding, December 31, 2009	336,921	$14.80
Granted	-	-
Exercised	-	-
Terminated/Expired	(10,300)	20.52
Outstanding, March 31, 2010	326,621	$14.62	3.9 years	$-
Exercisable, March 31, 2010	326,621	$14.62	3.9 years	$-
Available for grant, March 31, 2010	-

(2)   The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on the March 31, 2010 ($7.69) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option.  At March 31, 2010, there were no options with a strike price below market value.

As of March 31, 2010, a total of 527,321 shares of common stock were reserved for issuance under the various stock option and stock-based plans.  As of March 31, 2010, the unamortized fair value of awards relating to SUAs was $395 thousand.

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

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

4.	Basic and Diluted Net Income Per Share (continued)

Basic and diluted weighted average common shares outstanding are as follows:

	Three Months Ended (000s)
	March 31,	March 31,
	2010	2009

Weighted average common shares	5,197	5,191
Common equivalent shares	10	14
Weighted average common shares outstanding, assuming dilution	5,207	5,205

For the three months ended March 31, 2010 and 2009, options to purchase 327 thousand and 392 thousand common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

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

The Company recognizes revenue under FASB codification topic “Revenue Recognition” (ASC 605). In accordance with ASC 605 the Company considers testing, training and storage elements as one unit of accounting for revenue recognition purposes, as the training and storage costs are de minimis and do not have stand-alone value to the customer. The Company recognizes revenue as the service is performed and reported to the customer, since the predominant deliverable in each arrangement is the testing of the units.

The Company also provides expert testimony, when and if necessary, to support the results of the tests, which is generally billed separately and recognized as the services are provided.

     Deferred revenue represents payments received in advance of the performance of drug testing procedures, generally in relation to the personal drug testing kits PDT-90.  Deferred revenue is recognized as revenue when the underlying test results are delivered.  With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance.  Revenue is then recognized when the Company can reasonably, reliably and objectively determine that it is remote that performance will be required for an estimable portion of transactions.  The Company recorded $6 thousand and $35 thousand of revenue in the results of operations for the three months ended March 31, 2010 and 2009, respectively, related to test kits that were sold for which the Company’s obligations to provide service were deemed remote.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

5.	Revenue Recognition (continued)

At March 31, 2010 and December 31, 2009, the Company had deferred revenue of approximately $32 thousand and $36 thousand, respectively, reflecting sales of its personal drug testing service for which the performance of the related test had not yet occurred and future obligations were not deemed remote.

6.	Fair Value Measurements

FASB Topic “Fair Value Measurements and Disclosures” (ASC 820) provides guidance for using fair value to measure assets and liabilities.  It also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  ASC 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.

It establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy prioritizes the inputs in three broad levels as follows:

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

The financial assets of the Company measured at fair value on a recurring basis are cash, cash equivalents and short-term investments.  The Company’s cash, cash equivalents and short-term investments are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices that are accessible at the measurement date for identical assets and liabilities.

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

In January 2010, the FASB issued “Improving Disclosures about Fair Value Measurements”, (ASC 820) which provides additional guidance relating to fair value measurement disclosures. Specifically, companies will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and the reasons for those transfers. For Level 3 fair value measurements, the new guidance requires a gross presentation of activities within the Level 3 roll forward.  Additionally, the FASB also clarified existing fair value measurement disclosure requirements relating to the level of disaggregation, inputs, and valuation techniques. This ASU is effective for interim or annual reporting periods beginning after December 15, 2009, except for the detailed Level 3 disclosures, which are effective for interim or annual reporting periods beginning after December 15, 2010. Since ASU 820 only affects disclosure requirements, the adoption of these provisions will have no impact on our financial condition, results of operations, or cash flows.

8.	Contingencies

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business.  The Company believes that based upon information available to the Company at this time, the expected outcome of these matters would not have a material impact on the Company’s results of operations or financial condition.

9.	Subsequent Event - Dividends

On May 11, 2010, the Company declared a quarterly dividend of $0.12 per share for a total of $624 thousand, which will be paid on June 18, 2010 to shareholders of record on June 7, 2010.

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

Revenue for the first quarter of 2010 was $4.5 million, an increase of 9% from first quarter 2009 revenue of $4.1 million. The Company reported net income of $0.10 and $0.01 per diluted share for the three months ended March 31, 2010 and 2009, respectively.  At March 31, 2010, the Company had $5.2 million of cash, cash equivalents and short-term investments.  The Company distributed $624 thousand or $0.12 per share of cash dividends to its shareholders in the three months ended March 31, 2010.  Through March 31, 2010 the Company has paid fifty-four consecutive quarterly cash dividends.

RESULTS OF OPERATIONS

Revenue was $4.5 million for three months ended March 31, 2010 compared to revenue of $4.1 million for the three months ended March 31, 2009, representing an increase of 9%. The increase was a result of an increase in testing volume from new and existing clients of 8%, while the average revenue per sample increased 1% during the same period.

Gross profit increased $462,000 to $2.6 million for the three months ended March 31, 2010, compared to $2.1 million for the three months ended March 31, 2009.  Cost of revenues fell by $76 thousand or 4% for the three months ended March 31, 2010 compared to the same period in 2009, mainly due to decreased labor and associated costs. The gross profit margin increased to 57% for the three months ended March 31, 2010 compared to 51% for the comparable period of 2009.

General and administrative (“G&A”) expenses were $972,000 and $1,042,000 for the three months ended March 31, 2010 and 2009.  As a percentage of revenue, G&A expenses were 22% and 26% for the three months ended March 31, 2010 and 2009, respectively.

Marketing and selling expenses were $624,000 for the three months ended March 31, 2010 as compared to $871,000 for the three months ended March 31, 2009, a decrease of 28%.  Total marketing and selling expenses represented 14% and 21% of revenue for the three months ended March 31, 2010 and 2009, respectively.  The decrease in marketing and selling expenses was due to lower staffing levels and related expenses.  It is expected that there will be an increase in this expense associated with the appointment of the new Vice President of Sales in April, 2010.

Research and development (“R&D”) expenses for the three months ended March 31, 2010 were $122,000, compared to $125,000 for the comparable period of 2009, a decrease of 2%.  R&D expenses represented 3% of revenue in both the first quarter 2010 and 2009.

Interest income for the three months ended March 31, 2009 of $8,000 decreased by $7,000 when compared to the same period of 2009 in which interest income was $15,000.  Interest income represented interest and dividends earned on cash, cash equivalents and short-term investments.  Decreasing interest rates on our mix of cash, cash equivalents and short-term investments caused the decrease in interest income for the three month period ended March 31, 2010.

Provision for income taxes During the three months ended March 31, 2010, the Company recorded a tax provision of $338,000.  During the three months ended March 31, 2009, the Company recorded a tax provision of $30,000.  These provisions represented effective tax rates of 40% and 44%, respectively, for the both periods ended March 31, 2010 and 2009.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010, the Company had approximately $5.2 million of cash, cash equivalents and short-term investments.  The Company's operating activities provided net cash of $167,000 for the three months ended March 31, 2010. Cash used in investing activities included a small amount of equipment and leasehold improvements which were purchased during the first three months of 2010.  The Company also used approximately $1.0 million in the purchase of a certificate of deposit which had a maturity of over 90 days. Investing activities used $1.2 million in the three month period while financing activities used a net amount of $624,000 during the period.

Cash provided by operating activities of $167,000 reflected net income of $506,000 adjusted for depreciation and amortization of $64,000, stock based compensation of $94,000 and an increase in accounts payable of $102,000 offset by an increase in receivables of $200,000, an increase in prepaid expenses and other current assets (primarily insurance) of $219,000, a decrease in accrued income taxes of $127,000 and an increase in deferred tax assets of $38,000.

During the three months ended March 31, 2010, the Company distributed $624,000 in cash dividends to its shareholders.  The Company repurchased no treasury shares in the first quarter 2010 but did purchase 17,219 shares for treasury during the three months ended March 31, 2009 for $79,000.  In March 2008, the Board of Directors of the Company authorized, under a new repurchase program, 250,000 shares for repurchase of which 47,077 shares have been repurchased since March 2008.  In total, 664,523 shares have been repurchased under the current and all prior stock repurchase programs.

Contractual obligations as of March 31, 2010 were as follows:

	Less Than One Year	1-3 Years	4-5 years	After 5 Years	Total
	(in thousands)
Operating leases	$507	$678	$131	$-	$1,316
Purchase commitments	353	-	-	-	353
	$860	$678	$131	$-	$1,669

The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier in exchange for variable annual payments based upon prior year purchases.  Purchases amounted to $118,000 for the three months ended March 31, 2010 as compared to $145,000 for the comparable period of 2009.  The Company expects to purchase approximately $353,000 for the remainder of 2010.  In exchange for exclusivity, among other things, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company’s purchase commitments.  This agreement does not include a fixed termination date; however, it is cancelable upon mutual agreement by the parties or six months after termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.

At March 31, 2010, the Company's principal sources of liquidity included an aggregate of approximately $5.2 million of cash, cash equivalents and short-term investments.  Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term.  Depending upon the Company's results of operations and capital needs, the Company may use various financing sources to raise additional funds, although the Company does not have any such plans at this time.  At March 31, 2010, the Company had no long-term debt.

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

The Company recognizes revenue under “Revenue Arrangements with Multiple Deliverables” (ASC 605).  In accordance with EITF 00-21, the Company considers testing, training and storage elements as one unit of accounting for revenue recognition purposes, as the training and storage costs are de minimis and do not have stand-alone value to the customer. The Company recognizes revenue as the service is performed and reported to the customer, since the predominant deliverable in each arrangement is the testing of the units.

The Company also provides expert testimony, when and if necessary, to support the results of the tests, which is generally billed separately and recognized as the services are provided.

Deferred revenue represents payments received in advance of the performance of drug testing procedures, generally in relation to the personal drug testing kits PDT-90.  Deferred revenue is recognized as revenue when the underlying test results are delivered.  With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance.  Revenue is then recognized when the Company can reasonably, reliably and objectively determine that it is remote that performance will be required for an estimable portion of transactions.  The Company recorded $6 thousand and $35 thousand of revenue in the results of operations for the three months ended March 31, 2010 and 2009, respectively, related to test kits that were sold for which the Company’s obligations to provide service were deemed remote.

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

In July 2006, the FASB issued topic “Accounting for Uncertainty in Income Taxes” (ASC 740).  ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies) accounted for in accordance with SFAS No. 109.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on an audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes.  The Company adopted the provisions of ASC 740, effective January 1, 2007, without material effect in the financial statements.

The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve.  The Company has provided for its estimated taxes payable in the accompanying financial statements.  Interest and penalties related to income tax matters are recognized as a general and administrative expense.  The Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued as of March 31, 2010 or December 31, 2009.  The Company does not expect the unrecognized tax benefits to change significantly over the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity.  The Company maintains cash, cash equivalents and short-term investments which consist of cash and certificates of deposit with financial institutions.  Due to the conservative nature and relatively short duration of our cash, cash equivalents and short-term investments, interest rate risk is mitigated.

Based on our ability to access our cash, cash equivalents and short-term investments, our expected operating cash flows and our other sources of cash, we do not anticipate that any lack of liquidity will materially affect our ability to operate our business.

Item 4. Controls and Procedures

As of the date of this report, our Chief Executive Officer and our Controller performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Controller concluded that the Company’s disclosure controls and procedures were effective for ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and disclosed within the time periods specified in the SEC’s rules and forms, and that its disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, to allow timely decisions regarding required disclosure..  There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these internal controls over financial reporting subsequent to the date of the most recent evaluation.

PART II OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2009 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6. Exhibits

See Exhibit Index included in this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation

Date: May 14, 2010	By:	/s/	Raymond C. Kubacki, Jr.
Raymond C. Kubacki, Jr.
Chairman and Chief Executive Officer
(principal executive officer)

Date: May 14, 2010	By:	/s/	Raymond J. Ruddy
Raymond J. Ruddy
Vice President and Controller
(principal accounting officer)

PSYCHEMEDICS CORPORATION
FORM 10-Q
March 31, 2010
EXHIBIT INDEX