Form 10-Q
period 2010-06-30
PSYCHEMEDICS CORP
filed 2010-08-13
CIK 806517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if smaller reporting Company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐ No  ☒

The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at August 12, 2010 was 5,212,835.

PSYCHEMEDICS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010

INDEX

PSYCHEMEDICS CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$2,674,364	$4,840,367
Short-term investments	2,016,078	1,006,436
Accounts receivable, net of allowance for doubtful accounts $98,937 in 2010 and $134,282 in 2009	4,268,329	3,016,084
Prepaid expenses	656,584	573,191
Other current assets	247,418	90,242
Deferred tax assets	265,826	253,221

Total Current Assets	10,128,599	9,779,541

Fixed Assets:
Equipment & leasehold improvements	11,148,837	10,912,906
Less accumulated depreciation	(10,505,375)	(10,381,599)

Net Fixed Assets	643,462	531,307

Deferred tax asset, long term	204,764	204,764
Other assets	85,556	86,814

Total Assets	$11,062,381	$10,602,426
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$269,682	$180,784
Accrued expenses	910,283	759,067
Accrued income taxes	262,649	331,831
Deferred revenue	22,275	36,360

Total Current Liabilities	1,464,889	1,308,042

Commitments and Contingencies

Shareholders' Equity:
Preferred-stock, $0.005 par value, 872,521 shares authorized,
no shares issued or outstanding	—	—
Common stock, $0.005 par value, 50,000,000 shares authorized, 5,877,358 shares issued in 2010 and 5,861,872 shares issued in 2009	29,387	29,309
Paid-in capital	27,592,248	27,419,359
Less - Treasury stock, at cost, 664,523 shares	(10,053,364)	(10,053,364)
Accumulated deficit	(7,970,779)	(8,100,920)

Total Shareholders' Equity	9,597,492	9,294,384

Total Liabilities & Shareholders' Equity	$11,062,381	$10,602,426

See accompanying notes to condensed financial statements.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	3 Months Ended		6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Revenues	$5,422,120	$3,934,923	$9,886,363	$8,013,760
Costs of revenues	2,042,225	1,829,097	3,952,879	3,816,008

Gross profit	3,379,895	2,105,826	5,933,484	4,197,752
Operating expenses:
General & administrative	938,269	879,367	1,909,883	1,921,861
Marketing & selling	751,746	810,934	1,375,377	1,682,399
Research & development	125,429	117,517	247,911	242,563

Total operating expenses	1,815,444	1,807,818	3,533,171	3,846,823

Operating income	1,564,451	298,008	2,400,313	350,929

Interest income	6,306	7,083	14,482	22,589

Net income before provision for income taxes	1,570,757	305,091	2,414,795	373,518

Provision for income taxes	697,817	130,710	1,035,432	160,613

Net income	$872,940	$174,381	$1,379,363	$212,905

Basic net income per share	$0.17	$0.03	$0.27	$0.04

Diluted net income per share	$0.17	$0.03	$0.26	$0.04

Dividends declared per share	$0.12	$0.12	$0.24	$0.29

Weighted average common shares outstanding, basic	5,206,085	5,178,545	5,201,741	5,184,612

Weighted average common shares outstanding, diluted	5,219,845	5,190,632	5,212,949	5,197,487

See accompanying notes to condensed financial statements.

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,379,363	$212,905

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125,034	184,806
Stock-based compensation	222,228	207,242
Deferred income tax	(12,605)	(81,685)

Changes in assets and liabilities
Accounts receivable	(1,252,245)	569,514
Prepaid expenses and other current assets	(240,569)	(7,946)
Accounts payable	88,898	(291,657)
Accrued expenses	151,216	(486,369)
Accrued income tax	(69,182)	—
Deferred revenue	(14,085)	(95,175)

Net cash provided by operating activities	378,053	211,635

CASH FLOWS USED IN INVESTING ACTIVITIES:

Purchases of short-term investments	(1,009,642)	—
Purchases of equipment and leasehold improvements	(235,931)	(30,495)
Other assets	—	(10,954)

Net cash used in investing activities	(1,245,573)	(41,449)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of stock, net of tax withholding	(49,261)	—
Acquisition of treasury stock	—	(79,407)
Cash dividends paid	(1,249,222)	(1,766,776)

Net cash used in financing activities	(1,298,483)	(1,846,183)

Net decrease in cash	(2,166,003)	(1,675,997)

CASH AND CASH EQUIVALENTS, beginning of period	4,840,367	6,630,119

CASH AND CASH EQUIVALENTS, end of period	$2,674,364	$4,954,122

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$615,000	$—

 See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q.  Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein.  It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (“the Company,” “our Company,” “our” or “we”) as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 26, 2010.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included.  The results of operations for the three and six months ended June 30, 2010 may not be indicative of the results that may be expected for the year ending December 31, 2010, or any other period.

2.	Cash, Cash Equivalents & Short-Term Investments

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.  Cash equivalents consist of cash savings and U.S. government insured certificate of deposit accounts at June 30, 2010 and 2009.  As of June 30, 2009, $4.0 million were in U.S. federal government-backed money market accounts.  At December 31, 2009, $1.0 million was in U.S. federal government-backed money-market accounts, and $2.0 million was in government issued certificates of deposit with maturities under 90 days – all of which are classified as cash and cash equivalents.  As of June 30, 2010, there were no investments in money market accounts.

As of June 30, 2010, the Company had $2.0 million of CDs with maturities of greater than 13 weeks classified as short-term investments.  The Company accounts for investment securities in accordance with the FASB codification topic ASC 320, “Fair Value Measurements and Disclosures,” (ASC 320).  Under ASC 320, investments that the Company has positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost, which approximates fair market value. The company intends to hold all the CDs to maturity.

3.	Stock-Based Compensation

The Company’s “2006 Equity Incentive Plan” provides for the grant or issuance to officers, directors, employees and consultants of options with terms of up to ten years, restricted stock, issuances of stock bonuses or other stock-based awards, covering up to 250,000 shares of common stock.  As of June 30, 2010, 64,100 shares remained available for future grant under the 2006 Equity Incentive Plan.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

3.	Stock-Based Compensation (continued)

The Company granted stock unit awards (“SUAs”) covering 94,000 shares of common stock on April 7, 2010.  The Company did not grant any SUAs in the first or second quarter of 2009.  There were no previously granted SUAs that terminated during the first six months of either 2010 or 2009.  The fair value of the SUAs was determined by the closing price of the Company’s common stock on the date of grant.  The SUAs vest over a period of two to four years and are convertible into an equivalent number of shares of the Company’s common stock provided that the employee receiving the award remains continuously employed throughout the vesting period.  The Company records compensation expense related to the SUAs on a straight-line basis over the vesting term of the SUA.  Employees are issued shares upon vesting, net of tax withholdings.  No other types of equity-based awards have been granted or issued under the 2006 Equity Incentive Plan.

A summary of activity for SUAs (Stock Unit Awards) under the Company’s 2006 Equity Incentive Plan for the six months ended June 30, 2010 is as follows:

	Number of Shares	Aggregate Intrinsic Value (1)
		(000s)
Unvested, December 31, 2009	42,600
Granted	94,000
Forfeited/expired	(6,064)
Converted to common stock	(15,486)
Unvested, June 30, 2010	115,050	$918

Available for grant, June 30, 2010	64,100

(1)	The aggregate intrinsic value on this table was calculated based on the closing market value of the Company’s stock on June 30, 2010 ($7.98).

As of June 30, 2010, the Company also had outstanding an aggregate of 289,371 options to acquire common stock under plans that had previously expired.  A summary of stock option activity for the Company’s expired stock option plans for the six months ended June 30, 2010 is as follows:

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

3.	Stock-Based Compensation (continued)
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (2)
				(000s)
Outstanding, December 31, 2009	336,921	$14.80
Granted	-	-
Exercised	-	-
Terminated/Expired	47,550	$19.92
Outstanding, June 30, 2010	289,371	$13.96	4.2 years	$-
Exercisable, June 30, 2010	289,371	$13.96	4.2 years	$-
Available for grant, June 30, 2010	-

(2)
The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on the June 30, 2010 ($7.98) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option.

As of June 30, 2010, a total of 404,421 shares of common stock were reserved for issuance under the various stock option and stock-based plans including the previously expired plans.  As of June 30, 2010, the unamortized fair value of awards relating to outstanding SUAs and options was $994 thousand.

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

Basic and diluted weighted average common shares outstanding are as follows:

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(in thousands)

Weighted average common shares	5,206	5,179	5,202	5,185
Common equivalent shares	14	12	11	12
Weighted average common shares outstanding, assuming dilution	5,220	5,191	5,213	5,197

For the three months ended June 30, 2010 and 2009, options to purchase 306 thousand and 364 thousand common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive. The figures for the six month period ended June 30, 2010 and 2009 were 321 thousand and 378 thousand common shares, respectively.

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

The Company recognizes revenue under the FASB codification topic ASC 605, “Revenue Recognition,” (ASC 605).  In accordance with ASC 605 the Company considers testing, training and storage elements as one unit of accounting for revenue recognition purposes, as the training and storage costs are de minimis and do not have stand-alone value to the customer. The Company recognizes revenue as the service is performed and reported to the customer, since the predominant deliverable in each arrangement is the testing of the units.

The Company also provides expert testimony, when and if necessary, to support the results of the tests, which is generally billed separately and recognized as the services are provided.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
UNAUDITED

Deferred revenue represents payments received in advance of the performance of drug testing procedures, generally in relation to the personal drug testing kits PDT-90.  Deferred revenue is recognized as revenue when the underlying test results are delivered.  With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance.  Revenue is then recognized when the Company can reasonably, reliably and objectively determine that it is remote that performance will be required for an estimable portion of transactions.  The Company recorded $12 thousand and $67 thousand of revenue in the results of operations for the three months ended June 30, 2010 and 2009, respectively, related to test kits that were sold for which the Company’s obligations to provide service were deemed remote. The Company recorded $19 thousand and $102 thousand of revenue in the results of operations for the six months ended June 30, 2010 and 2009, respectively, related to test kits that were sold for which the Company’s obligations to provide service were deemed remote.

At June 30, 2010 and December 31, 2009, the Company had deferred revenue of approximately $22 thousand and $36 thousand, respectively, reflecting sales of its personal drug testing service for which the performance of the related test had not yet occurred and future obligations were not deemed remote.

6.	Fair Value Measurements

ASC 820 provides guidance for using fair value to measure assets and liabilities.  It also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  ASC 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.

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

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
UNAUDITED

The financial assets of the Company measured at fair value on a recurring basis are cash and cash equivalents and short-term investments.  The Company’s cash and cash equivalents and short-term investments are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices that are accessible at the measurement date for identical assets and liabilities.

7.	Recent Accounting Pronouncements

In May 2009, the FASB issued guidance now codified as “Subsequent Events” (ASC 855).  This topic sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  ASC 855 is effective for interim and annual periods ending after June 15, 2009. The Company adopted this guidance in the quarter ended June 30, 2009. It did not impact the financial statements.  The Company evaluated all events or transactions that occurred after June 30, 2010 up through the time of filing with the SEC our Quarterly Report on Form 10-Q for the period ended June 30, 2010. During this period, the Company did not have any material recognizable subsequent events.

In January 2010, the FASB issued Accounting Standards Update, “Fair Value Measurements (ASU 820) – Improving Disclosures about Fair Value Measurements,” which provides additional guidance relating to fair value measurement disclosures. Specifically, companies will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and the reasons for those transfers. For Level 3 fair value measurements, the new guidance requires a gross presentation of activities within the Level 3 roll forward.  Additionally, the FASB also clarified existing fair value measurement disclosure requirements relating to the level of disaggregation, inputs, and valuation techniques. This ASU is effective for interim or annual reporting periods beginning after December 15, 2009, except for the detailed Level 3 disclosures, which are effective for interim or annual reporting periods beginning after December 15, 2010. Since ASU 820 only affects disclosure requirements, the adoption of these provisions will have no impact on our financial condition, results of operations, or cash flows.

8.	Commitments and Contingencies

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business.  The Company believes that based upon information available to the Company at this time, the expected outcome of these matters would not have a material impact on the Company’s results of operations or financial condition.

9.	Subsequent Event - Dividends

On August 10, 2010, the Company declared a quarterly dividend of $0.12 per share for a total of $625 thousand, which will be paid on September 17, 2010 to shareholders of record on September 3, 2010.

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

Revenue for the second quarter of 2010 was $5.4 million, an increase of 38% from second quarter 2009 revenue of $3.9 million. The Company reported net income of $0.17 per diluted share for the three months ended June 30, 2010, more than a fivefold increase over net income of $0.03 per share in the comparable period in 2009.  At June 30, 2010, the Company had $4.7 million of cash, cash equivalents and short-term investments.  The Company distributed $626 thousand or $0.12 per share of cash dividends to its shareholders in the three months ended June 30, 2010.  The Company has paid fifty-five consecutive quarterly cash dividends.

RESULTS OF OPERATIONS

Revenue was $5.4 million for three months ended June 30, 2010 compared to revenue of $3.9 million for the three months ended June 30, 2009, representing an increase of 38%. The increase in revenue for the three months ended June 30, 2010 was a result of an increase in testing volume from new and existing clients of 37%, while the average revenue per sample increased 1% during the same period.  Revenue for the six months ended June 30, 2010 was $9.9 million, representing an increase of 23% in revenue from the comparable period of 2009 of $8.0 million.  The increase was primarily due to an increase in volume, as test samples were up 22% from the first half of 2009.

Gross profit increased $1.3 million to $3.4 million for the three months ended June 30, 2010, compared to $2.1 million for the three months ended June 30, 2009.  Direct costs grew by $213 thousand or 12% for the three months ended June 30, 2010 compared to the same period in 2009, mainly due to an increase from timing of purchases of certain direct materials and supplies. The gross profit margin increased to 62% for the three months ended June 30, 2010 compared to 54% for the comparable period of 2009.  Gross profit for the six months ended June 30, 2010 increased $1.7 million to $5.9 million compared to $4.2 million for the comparable period in 2009.  Direct costs increased by over $136 thousand or 4% for the six months ended June 30, 2010 when compared to the same period in 2009, mostly due to a greater volume in samples and partly due to an increase from timing of purchases of certain direct materials and supplies.  The gross profit margin grew to 60% for the six month period ended June 30, 2010 from 52% during the same period in 2009 mainly a result of an increase in volume against direct fixed costs.

General and administrative (“G&A”) expenses were $938 thousand and $879 thousand for the three months ended June 30, 2010 and 2009 respectively.  As a percentage of revenue, G&A expenses were 17% and 22% for the three months ended June 30, 2010 and 2009, respectively.  General and administrative expenses were $1.9 million for both the six months ended June 30, 2010 and 2009.  As a percentage of revenue, G&A expenses were 19% and 24% for the six months ended June 30, 2010 and 2009, respectively – this decreasing percentage a result of increasing revenue.

Marketing and selling expenses were $752 thousand for the three months ended June 30, 2010 as compared to $811 thousand for the three months ended June 30, 2009, a decrease of 7%.  Total marketing and selling expenses represented 14% and 21% of revenue for the three months ended June 30, 2010 and 2009, respectively.  The decrease in marketing and selling expenses was due to lower staffing levels and related expenses. For the six months ended June 30, 2010 and 2009, marketing and selling expenses were $1.4 million, down $307 thousand from the prior year at $1.7 million because of lower staffing levels and related expenses.  This was offset, in part, by the hiring of a new Vice President of Sales in April 2010.

Research and development (“R&D”) expenses for the three months ended June 30, 2010 were $125 thousand, compared to $118 thousand for the comparable period of 2009, an increase of 7%.  R&D expenses represented 2% and 3% of revenue in the second quarter 2010 and 2009, respectively. Research and development expenses for the six months ended June 30, 2010 were $248 thousand compared to $243 thousand in the prior year. R&D expenses represented 3% and 2% of revenue for the second quarters 2010 and 2009, respectively.

Interest income for the three months ended June 30, 2010 decreased by $1 thousand to $6 thousand when compared to the same period of 2009 in which interest income was $7 thousand.  Interest income represented interest earned on cash, cash equivalents and short-term investments.  Decreasing interest rates on our mix of cash, cash equivalents and short-term investments caused the decrease in interest income for the three month period ended June 30, 2010. Interest income for the six months ended June 30, 2010 decreased $8 thousand to $14 thousand as compared to $23 thousand for the same period in 2009.  Interest income represented interest and dividends earned on cash and cash equivalents and short-term investments.  Decreasing interest rates on our mix of cash, cash equivalents and short-term investments caused the decrease in interest income for both the three and six month periods ended June 30, 2010.

Provision for income taxes During the three months ended June 30, 2010 and June 30, 2009, the Company recorded tax provisions of $698 thousand and $131 thousand, respectively. These provisions represented effective tax rates of 44% and 43% for both the three month periods ended June 30, 2010 and 2009.   During the six months ended June 30, 2010 and June 30, 2009, the Company recorded tax provisions of $1.0 million and $161 thousand, respectively.  These provisions represented effective tax rates of 43% for both the six month periods ended June 30, 2010 and 2009. The Company expects tax rates for the remaining 6 months of 2010 to be approximately 40%.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010, the Company had approximately $4.7 million of cash, cash equivalents and short-term investments.  The Company's operating activities provided net cash of $378 thousand for the six months ended June 30, 2010.  Investing activities used $1.2 million of cash in the six month period while financing activities used $1.3 million of cash during the first half of 2010.

Cash provided by operating activities of $378 thousand reflected net income of $1.4 million adjusted for depreciation and amortization of $125 thousand, stock-based compensation of $222 thousand, and an increase in accounts payable and accrued expenses of $89 thousand and $151 thousand, respectively.  This was offset by an increase in accounts receivable of $1.3 million, an increase in prepaid expenses and other current assets of $241 thousand and a decrease in accrued income tax of $69 thousand. Cash used in investing activities included equipment and leasehold improvements of $236 thousand which were purchased during the first half of 2010.

During the six months ended June 30, 2010, the Company distributed $1.2 million in cash dividends to its shareholders.  In the first half of 2010, the Company did not repurchase any of its shares.  The Company did repurchase 17,219 shares during the six months ended June 30, 2009 for $79 thousand. In total, 664,523 shares have been repurchased.

Contractual obligations as of June 30, 2010 were as follows:

	Less Than One Year	1-3 Years	4-5 years	After 5 Years	Total
	(in thousands)
Operating leases	$471	$675	$137	$-	$1,283
Purchase commitment	235	-	-	-	235
	$706	$675	$137	$-	$1,518

The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier in exchange for variable annual payments based upon prior year purchases.  Purchases amounted to $235 thousand for the six months ended June 30, 2010 as compared to $290 thousand for the comparable period of 2009.  The Company expects to purchase approximately $235 thousand for the remainder of 2010.  In exchange for exclusivity, among other things, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company’s purchase commitments.  This agreement does not include a fixed termination date; however, it is cancelable upon mutual agreement by the parties or six months after termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.

At June 30, 2010, the Company's principal sources of liquidity included an aggregate of approximately $4.7 million of cash, cash equivalents and short-term investments.  Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures for the next 12 months.  Depending upon the Company's results of operations and capital needs, the Company may use various financing sources to raise additional funds, although the Company does not have any such plans at this time.  At June 30, 2010, the Company had no long-term debt.

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

The Company recognizes revenue under Emerging Issue Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (ASC 605).  In accordance with EITF 00-21, the Company considers testing, training and storage elements as one unit of accounting for revenue recognition purposes, as the training and storage costs are de minimis and do not have stand-alone value to the customer. The Company recognizes revenue as the service is performed and reported to the customer, since the predominant deliverable in each arrangement is the testing of the units.

The Company also provides expert testimony, when and if necessary, to support the results of the tests, which is generally billed separately and recognized as the services are provided.

Deferred revenue represents payments received in advance of the performance of drug testing procedures, generally in relation to the personal drug testing kits PDT-90.  Deferred revenue is recognized as revenue when the underlying test results are delivered.  With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance.  Revenue is then recognized when the Company can reasonably, reliably and objectively determine that it is remote that performance will be required for an estimable portion of transactions.  The Company recorded $12 thousand and $67 thousand of revenue in the results of operations for the three months ended June 30, 2010 and 2009, respectively, related to test kits that were sold for which the Company’s obligations to provide service were deemed remote. For the six month periods ending June 30, 2010 and 2009 respectively, these figures totaled $19 thousand and $102 thousand.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on management's assessment of the collectability of its customer accounts.  Management reviews its accounts receivable aging for doubtful accounts and specifically identifies accounts that may not be collectible.  The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited.  The Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.  Bad debt expense has been within management’s expectations.

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

In July 2006, the Financial Accounting Standards Board ("FASB") issued “Accounting for Uncertainty in Income Taxes” (ASC 740).  ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies).  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on an audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes.  The Company adopted the provisions of (ASC 740), effective January 1, 2007, without material effect in the financial statements.

The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve.  The Company has provided for its estimated taxes payable in the accompanying financial statements.  Interest and penalties related to income tax matters are recognized as a general and administrative expense.  The Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued as of June 30, 2010 or December 31, 2009.  The Company does not expect the unrecognized tax benefits to change significantly over the next twelve months.

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

Based on our ability to access our cash, cash equivalents and short-term investments, our expected operating cash flows and our other sources of cash; we do not anticipate that any lack of liquidity will materially affect our ability to operate our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of treasury stock in the first half of 2010.

Item 5. Other Information

The Annual Meeting of Shareholders of Psychemedics Corporation was held on May 20, 2010 for the purpose of electing a board of directors and approving the selection of auditors.  Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitations.

Description and tabulation by the Company’s transfer agent of each matter voted upon at the Annual Meeting of Shareholders of Psychemedics Corporation held on May 21, 2010:

(a)	All of management’s nominees for directors, as listed in the proxy statement, were elected with the following votes:

	Number of Shares
Name	For	Withheld	Broker Non- Votes
Raymond C. Kubacki, Jr	3,535,026	132,987	821,027
Harry F. Connick	3,660,930	7,623	821,027
Walter S. Tomenson, Jr.	3,533,561	134,452	821,027
Fred J. Weinert	3,454,115	213,898	821,027

(b)	Management’s proposal to ratify the appointment of BDO Seidman LLP as the Company’s independent registered public accounting firm for 2010 was approved.

Number of Shares
For	Against	Abstain
4,471,981	13,121	3,938

Item 6. Exhibits

See Exhibit Index included in this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation

Date: August 13, 2010	By:	/s/ Raymond C. Kubacki, Jr.
Raymond C. Kubacki, Jr.
Chairman and Chief Executive Officer
(principal executive officer)

Date: August 13, 2010	By:	/s/ Raymond J. Ruddy
Raymond J. Ruddy
Vice President of Finance and Controller
(principal accounting officer)

PSYCHEMEDICS CORPORATION
FORM 10-Q
June 30, 2010
EXHIBIT INDEX

Page No.
10.1	Employment offer letter with James Dyke dated April 7, 2010

10.2	Change in control severance agreement with James V. Dyke
dated April 7, 2010

31.1	Certification of Chief Executive Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to
18 U.S.C. Section 1350 as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Officer Pursuant to
18 U.S.C. Section 1350 as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002