Form 10-Q
period 2010-09-30
PSYCHEMEDICS CORP
filed 2010-11-12
CIK 806517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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
Yes ☐ No ☒

The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at November 12, 2010 was 5,212,536.

PSYCHEMEDICS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PSYCHEMEDICS CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$2,872,960	$4,840,367
Short-term investments	2,017,407	1,006,436
Accounts receivable, net of allowance for doubtful accounts of $86,400 in 2010 and $134,282 in 2009	4,335,593	3,016,084
Prepaid expenses	697,226	573,191
Other current assets	168,681	90,242
Deferred tax assets	304,994	253,221
Total Current Assets	10,396,861	9,779,541

Fixed Assets:
Equipment & leasehold improvements	11,320,800	10,912,906
Less accumulated depreciation	(10,585,459)	(10,381,599)
Net Fixed Assets	735,341	531,307

Deferred tax assets, long term	204,764	204,764
Other assets	84,927	86,814
Total Assets	$11,421,893	$10,602,426

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$361,389	$180,784
Accrued expenses	743,040	759,067
Accrued income taxes	413,699	331,831
Deferred revenues	16,515	36,360
Total Current Liabilities	1,534,643	1,308,042

Commitments and Contingencies (Note 9)

Shareholders' Equity:
Preferred-stock, $0.005 par value, 872,521 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.005 par value, 50,000,000 shares authorized, 5,877,358 shares issued in 2010 and 5,861,872 shares issued in 2009	29,387	29,309
Paid-in capital	27,690,178	27,419,359
Less - Treasury stock, at cost, 664,523 shares in 2010 and 2009	(10,053,364)	(10,053,364)
Accumulated deficit	(7,778,951)	(8,100,920)
Total Shareholders' Equity	9,887,250	9,294,384
Total Liabilities & Shareholders' Equity	$11,421,893	$10,602,426

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	3 Months Ended		9 Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Revenues	$5,106,262	$4,669,894	$14,992,625	$12,683,654
Cost of revenues	2,080,214	1,779,732	6,033,093	5,595,740
Gross Profit	3,026,048	2,890,162	8,959,532	7,087,914

Operating expenses:
General & administrative	850,312	862,518	2,760,195	2,784,379
Marketing & selling	722,815	643,139	2,098,192	2,325,538
Research & development	116,534	111,402	364,445	353,965
Total operating expenses	1,689,661	1,617,059	5,222,832	5,463,882

Operating income	1,336,387	1,273,103	3,736,700	1,624,032

Interest income	4,940	11,576	19,422	34,166
Net income before provision for income taxes	1,341,327	1,284,679	3,756,122	1,658,198

Provision for income taxes	523,959	516,373	1,559,391	676,986

Net income	$817,368	$768,306	$2,196,731	$981,212

Basic net income per share	$0.16	$0.15	$0.42	$0.19

Diluted net income per share	$0.16	$0.15	$0.42	$0.19

Dividends declared per share	$0.12	$0.12	$0.36	$0.41

Weighted average common shares outstanding, basic	5,212,835	5,178,545	5,205,480	5,182,504

Weighted average common shares outstanding, diluted	5,228,378	5,184,061	5,219,760	5,194,118

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,196,731	$981,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	205,747	262,435
Stock-based compensation	320,158	305,473
Deferred income taxes	(51,773)	(120,691)

Changes in assets and liabilities
Accounts receivable	(1,319,509)	(411,761)
Prepaid expenses and other current assets	(202,474)	381,456
Accounts payable	180,605	(342,139)
Accrued expenses	(16,027)	(654,146)
Accrued income taxes	81,868	213,217
Deferred revenue	(19,845)	(109,350)
Net cash provided by operating activities	1,375,481	505,706

CASH FLOWS USED IN INVESTING ACTIVITIES:

Purchases of short-term investments	(1,010,971)	(1,002,781)
Purchases of equipment and leasehold improvements	(407,894)	(34,423)
Other assets	-	(12,471)
Net cash used in investing activities	(1,418,865)	(1,049,675)

CASH FLOWS USED IN FINANCING ACTIVITIES:

Net proceeds from issuance of stock	(49,261)
Acquisition of treasury stock	-	(79,407)
Cash dividends paid	(1,874,762)	(2,390,420)
Net cash used in financing activities	(1,924,023)	(2,469,827)

Net decrease in cash	(1,967,407)	(3,013,796)

Cash and Cash Equivalents, beginning of period	4,840,367	6,630,119
Cash and Cash Equivalents, end of period	$2,872,960	$3,616,323

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$1,525,000	$0
See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q.  Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein.  It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (“the Company,” “our Company,” “our” or “we”) as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 26, 2010.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included.  The results of operations for the three and nine months ended September 30, 2010 may not be indicative of the results that may be expected for the year ending December 31, 2010, or any other period.

2.	Cash, Cash Equivalents & Short-Term Investments

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.  Cash equivalents consist of cash savings and U.S. government insured certificates of deposit.  As of September 30, 2010, all investments were in U.S. government insured certificates of deposit.  As of December 31, 2009, $1.0 million was in U.S. federal government-backed money-market accounts, and $2.0 million was in government issued certificates of deposit with maturities under 90 days – all of which are classified as cash and cash equivalents.

As of September 30, 2010, the Company had $2.0 million of CDs with maturities of greater than 13 weeks classified as short-term investments.  The Company accounts for investment securities in accordance with the FASB codification topic ASC 320, “Fair Value Debt and Equity Securities,” (ASC 320).  Under ASC 320, investments that the Company has positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost, which approximates fair market value. The Company intends to hold all the CDs to maturity.

3.	Stock-Based Compensation

The Company’s “2006 Equity Incentive Plan” provides for the grant or issuance to officers, directors, employees and consultants of options with terms of up to ten years, restricted stock, issuances of stock bonuses or other stock-based awards, covering up to 250,000 shares of common stock.  As of September 30, 2010, 73,950 shares remained available for future grant under the 2006 Equity Incentive Plan.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

3.	Stock-Based Compensation (continued)

The Company granted stock unit awards (“SUAs”) covering 94,000 shares of common stock on April 7, 2010.  The Company did not grant any SUAs in the first nine months of 2009.  In the third quarter of 2010, there were 9,850 previously granted SUAs that terminated.  There were no previously granted SUAs that terminated during the first nine months of 2009.  The fair value of the SUAs was determined by the closing price of the Company’s common stock on the date of grant.  The SUAs vest over a period of two years for non-employee board members and four years for employees and are convertible into an equivalent number of shares of the Company’s common stock provided that the director or employee receiving the award remains continuously employed throughout the vesting period.  The Company records compensation expense related to the SUAs on a straight-line basis over the vesting term of the SUA.  Employees are issued shares upon vesting, net of tax withholdings.  No other types of equity-based awards have been granted or issued under the 2006 Equity Incentive Plan.

A summary of activity for SUAs (Stock Unit Awards) under the Company’s 2006 Equity Incentive Plan for the nine months ended September 30, 2010 is as follows:

	Number of Shares	Aggregate Intrinsic Value(1)
		(000s	)
Unvested, December 31, 2009	42,600
Granted	94,000
Forfeited/expired	(15,914)
Converted to common stock	(15,486)
Unvested, September 30, 2010	105,200	$978
Available for grant, September 30, 2010	73,950

(1)	The aggregate intrinsic value on this table was calculated based on the closing market value of the Company’s stock on September 30, 2010 ($9.30).

As of September 30, 2010, the Company also had outstanding an aggregate of 289,371 options to acquire common stock under plans that had previously expired.  A summary of stock option activity for the Company’s expired stock option plans for the nine months ended September 30, 2010 is as follows:

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

3.	Stock-Based Compensation (continued)

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (2)
				(000s)
Outstanding, December 31, 2009	336,921	$14.80
Granted	-	-
Exercised	-	-
Terminated/Expired	(47,550)	$19.92
Outstanding, September 30, 2010	289,371	$13.96	3.9 years	$-
Exercisable, September 30, 2010	289,371	$13.96	3.9 years	$-
Available for grant, September 30, 2010	-

(2)
The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on the September 30, 2010 ($9.30) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option.

As of September 30, 2010, a total of 468,521 shares of common stock were reserved for issuance under the various stock option and stock-based plans including the previously expired plans.  As of September 30, 2010, the unamortized fair value of awards relating to outstanding SUAs and options was $811 thousand, which is expected to be amortized over a weighted average amortized period of 2.9 years.

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

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Basic and diluted weighted average common shares outstanding are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
		(in thousands)

Weighted average common shares	5,213	5,179	5,205	5,183
Common equivalent shares	15	5	15	11
Weighted average common shares outstanding, assuming dilution	5,228	5,184	5,220	5,194

For the three months ended September 30, 2010 and 2009, options to purchase 280 thousand and 348 thousand common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive. For the nine month period ended September 30, 2010 and 2009, options to purchase 304 thousand and 368 thousand common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

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

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
UNAUDITED

Deferred revenue represents payments received in advance of the performance of drug testing procedures, generally in relation to the personal drug testing kits PDT-90.  Deferred revenue is recognized as revenue when the underlying test results are delivered.  With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance.  Revenue is then recognized when the Company can reasonably, reliably and objectively determine that it is remote that performance will be required for an estimable portion of transactions.  The Company recorded $6 thousand and $15 thousand of revenue in the results of operations for the three months ended September 30, 2010 and 2009, respectively, related to test kits that were sold for which the Company’s obligations to provide service were deemed remote. The Company recorded $25 thousand and $117 thousand of revenue in the results of operations for the nine months ended September 30, 2010 and 2009, respectively, related to test kits that were sold for which the Company’s obligations to provide service were deemed remote.

At September 30, 2010 and December 31, 2009, the Company had deferred revenue of approximately $17 thousand and $36 thousand, respectively, reflecting sales of its personal drug testing service for which the performance of the related test had not yet occurred and future obligations were not deemed remote.

6.	Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, provides guidance for using fair value to measure assets and liabilities.  It also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  ASC 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.

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

7.	Subsequent Events

     The Company evaluated all events or transactions that occurred after September 30, 2010 up through the time of filing with the SEC our Quarterly Report on Form 10-Q for the period ended September 30, 2010. During this period, the Company did not have any material recognizable subsequent events, except as disclosed herein.

On November 4, 2010, the Company declared a quarterly dividend of $0.12 per share for a total of $625 thousand, which will be paid on December 10, 2010 to shareholders of record on November 26, 2010.

8.	Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update, “Fair Value Measurements and disclosures (ASU 820) – Improving Disclosures about Fair Value Measurements,” which provides additional guidance relating to fair value measurement disclosures. Specifically, companies will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and the reasons for those transfers. For Level 3 fair value measurements, the new guidance requires a gross presentation of activities within the Level 3 roll forward.  Additionally, the FASB also clarified existing fair value measurement disclosure requirements relating to the level of disaggregation, inputs, and valuation techniques. This ASU is effective for interim or annual reporting periods beginning after December 15, 2009, except for the detailed Level 3 disclosures, which are effective for interim or annual reporting periods beginning after December 15, 2010. Since ASU 820 only affects disclosure requirements, the adoption of these provisions will have no impact on our financial condition, results of operations, or cash flows.

9.	Commitments and Contingencies

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

Revenue for the third quarter of 2010 was $5.1 million, an increase of 9% from third quarter 2009 revenue of $4.7 million. The Company reported net income of $0.16 per diluted share for the three months ended September 30, 2010, compared to net income of $0.15 per share in the comparable period in 2009.  At September 30, 2010, the Company had $4.9 million of cash, cash equivalents and short-term investments.  The Company distributed $626 thousand or $0.12 per share of cash dividends to its shareholders in the three months ended September 30, 2010.  The Company has paid fifty-six consecutive quarterly cash dividends.

RESULTS OF OPERATIONS

Revenues were $5.1 million for three months ended September 30, 2010 compared to revenues of $4.7 million for the three months ended September 30, 2009, representing an increase of 9%. The increase in revenues for the three months ended September 30, 2010 was a result of an increase in testing volume from new and existing clients of 5%, while the average revenue per sample increased 4% during the same period due to favorable mix of clients.  Revenues for the nine months ended September 30, 2010 were $15.0 million, representing an increase of 18% in revenues from the comparable period of 2009 of $12.7 million.  The increase was primarily due to an increase in volume, as test samples were up 16% from the three quarters of 2009.

Gross profit increased $136 thousand to $3.0 million for the three months ended September 30, 2010, compared to $2.9 million for the three months ended September 30, 2009.  Direct costs grew by $300 thousand or 17% for the three months ended September 30, 2010 compared to the same period in 2009, mainly due to a greater volume of samples as well as higher salaries in the current year due to salary cuts that were in effect during the comparable period in 2009. The gross profit margin decreased to 59% for the three months ended September 30, 2010 compared to 62% for the comparable period of 2009.  Gross profit for the nine months ended September 30, 2010 increased $1.9 million to $9.0 million compared to $7.1 million for the comparable period in 2009.  Direct costs increased by $437 thousand or 8% for the nine months ended September 30, 2010 when compared to the same period in 2009, mostly due to a greater volume in samples as well as higher salaries in the current year due to salary cuts in the second half of 2009.  The gross profit margin grew to 60% for the nine month period ended September 30, 2010 from 56% during the same period in 2009 mainly a result of an increase in volume against direct fixed costs.

General and administrative (“G&A”) expenses were $850 thousand and $863 thousand for the three months ended September 30, 2010 and 2009, respectively.  As a percentage of revenue, G&A expenses were 17% and 18% for the three months ended September 30, 2010 and 2009, respectively.  General and administrative expenses were $2.8 million for both the nine months ended September 30, 2010 and 2009.  As a percentage of revenue, G&A expenses were 18% and 22% for the nine months ended September 30, 2010 and 2009, respectively – this decreasing percentage a result of increasing revenue.

Marketing and selling expenses were $723 thousand for the three months ended September 30, 2010 as compared to $643 thousand for the three months ended September 30, 2009, an increase of 12%.  Total marketing and selling expenses represented 14% of revenue for both the three months ended September 30, 2010 and 2009.  The increase in marketing and selling expenses was primarily from the addition of a Vice President of Sales & Marketing, which was vacant in 2009. For the nine months ended September 30, 2010 and 2009, marketing and selling expenses were $2.1 million, down $228 thousand from the prior year at $2.3 million because of lower staffing levels and related expenses.  This was offset, in part, by the hiring of a new Vice President of Sales & Marketing in April 2010.

Research and development (“R&D”) expenses for the three months ended September 30, 2010 were $117 thousand compared to $111 thousand for the comparable period of 2009, an increase of 5%.  R&D expenses represented 2% of revenue in both the third quarter 2010 and 2009. Research and development expenses for the nine months ended September 30, 2010 were $364 thousand compared to $354 thousand in the prior year. R&D expenses represented 2% and 3% of revenue for the second quarters 2010 and 2009, respectively.

Interest income for the three months ended September 30, 2010 decreased by $7 thousand to $5 thousand when compared to the same period of 2009 in which interest income was $12 thousand.  Interest income represented interest earned on cash, cash equivalents and short-term investments.  Interest income for the nine months ended September 30, 2010 decreased $15 thousand to $19 thousand as compared to $34 thousand for the same period in 2009.  Interest income represented interest and dividends earned on cash and cash equivalents and short-term investments.  Decreasing interest rates on our mix of cash, cash equivalents and short-term investments caused the decrease in interest income for both the three and nine month periods ended September 30, 2010.

Provision for income taxes During the three months ended September 30, 2010 and 2009, the Company recorded tax provisions of $524 thousand and $517 thousand, respectively. These provisions represented effective tax rates of 39% and 40% for both the three month periods ended September 30, 2010 and 2009.   During the nine months ended September 30, 2010 and September 30, 2009, the Company recorded tax provisions of $1.6 million and $677 thousand, respectively.  These provisions represented effective tax rates of 42% and 41% for the nine month periods ended September 30, 2010 and 2009, respectively. The Company expects the effective tax rate for the remaining three months of 2010 to be approximately 42%.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010, the Company had approximately $4.9 million of cash, cash equivalents and short-term investments.  The Company's operating activities provided net cash of $1.4 million for the nine months ended September 30, 2010.  Investing activities used $1.4 million of cash in the nine month period while financing activities used $1.9 million of cash during the first nine months of 2010.

Cash provided by operating activities of $1.4 million reflected net income of $2.2 million adjusted for depreciation and amortization of $206 thousand, stock-based compensation of $320 thousand, and an increase in accounts payable and accrued income tax of $181 thousand and $82 thousand, respectively.  This was offset by an increase in accounts receivable of $1.3 million, an increase in other current assets (prepaid expenses, deferred tax assets, and other current assets) of $254 thousand and a decrease of other current liabilities (accrued expenses and deferred revenues) of $36 thousand. Cash used in investing activities included equipment and leasehold improvements of $408 thousand which were purchased during the first three quarters of 2010.

During the nine months ended September 30, 2010, the Company distributed $1.9 million in cash dividends to its shareholders.  In the first three quarters of 2010, the Company did not repurchase any of its shares.  The Company did repurchase 17,219 shares during the nine months ended September 30, 2009 for $79 thousand. In total, 664,523 shares have been repurchased.

Contractual obligations as of September 30, 2010 were as follows:

	Less Than One Year	1-3 Years	4-5 years	After 5 Years	Total
	(in thousands)
Operating leases	$435	$513	$98	$-	$1,046
Purchase commitment	118	-	-	-	118
	$553	$513	$98	$-	$1,164

The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier in exchange for variable annual payments based upon prior year purchases.  Purchases amounted to $353 thousand for the nine months ended September 30, 2010 as compared to $439 thousand for the comparable period of 2009.  The Company expects to purchase approximately $118 thousand for the remainder of 2010.  In exchange for exclusivity, among other things, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company’s purchase commitments.  This agreement does not include a fixed termination date; however, it is cancelable upon mutual agreement by the parties or six months after termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.

At September 30, 2010, the Company's principal sources of liquidity included an aggregate of approximately $4.9 million of cash, cash equivalents and short-term investments.  Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures for the next 12 months.  Depending upon the Company's results of operations and capital needs, the Company may use various financing sources to raise additional funds, although the Company does not have any such plans at this time.  At September 30, 2010, the Company had no long-term debt.

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

The Company recognizes revenue under ASC 605, Revenue Recognition, (formerly Emerging Issue Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables).  In accordance with ASC 605, the Company considers testing, training and storage elements as one unit of accounting for revenue recognition purposes, as the training and storage costs are de minimis and do not have stand-alone value to the customer. The Company recognizes revenue as the service is performed and reported to the customer, since the predominant deliverable in each arrangement is the testing of the units.

The Company also provides expert testimony, when and if necessary, to support the results of the tests, which is generally billed separately and recognized as the services are provided.

Deferred revenue represents payments received in advance of the performance of drug testing procedures, generally in relation to the personal drug testing kits PDT-90.  Deferred revenue is recognized as revenue when the underlying test results are delivered.  With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance.  Revenue is then recognized when the Company can reasonably, reliably and objectively determine that it is remote that performance will be required for an estimable portion of transactions.  The Company recorded $6 thousand and $15 thousand of revenue in the results of operations for the three months ended September 30, 2010 and 2009, respectively, related to test kits that were sold for which the Company’s obligations to provide service were deemed remote. For the nine month periods ending September 30, 2010 and 2009 respectively, these figures totaled $25 thousand and $117 thousand.

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

In July 2006, the Financial Accounting Standards Board ("FASB") issued ASC 740, Income Taxes.  ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies).  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on an audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes.  The Company adopted the provisions of ASC 740, effective January 1, 2007, without material effect in the financial statements.

The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve.  The Company has provided for its estimated taxes payable in the accompanying financial statements.  Interest and penalties related to income tax matters are recognized as a general and administrative expense.  The Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued as of September 30, 2010 or December 31, 2009.  The Company does not expect the unrecognized tax benefits to change significantly over the next twelve months.

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

There were no purchases of treasury stock in the first three quarters of 2010.

Item 6. Exhibits

See Exhibit Index included in this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation

Date: November 12, 2010	By:	/s/ Raymond C. Kubacki, Jr.
Raymond C. Kubacki, Jr.
Chairman and Chief Executive Officer
(principal executive officer)

Date: November 12, 2010	By:	/s/ Neil L. Lerner
Neil L. Lerner
Vice President and Controller
(principal accounting officer)

PSYCHEMEDICS CORPORATION
FORM 10-Q
September 30, 2010

EXHIBIT INDEX