Form 10-K
period 2010-12-31
PSYCHEMEDICS CORP
filed 2011-03-25
CIK 806517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-13738

PSYCHEMEDICS CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	58-1701987
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

125 Nagog Park	01720
Acton, Massachusetts
(Address of Principal Executive Offices)	(Zip Code)

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

(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). Yes ☐ No ☒

As of June 30, 2010, there were 5,212,835 shares of Common Stock of the Registrant outstanding. The aggregate market value of the Common Stock of the Registrant held by non-affiliates (assuming for these purposes, but not conceding, that all executive officers, directors and 5% shareholders are “affiliates” of the Registrant) as of June 30, 2010 was approximately $18 million, computed based upon the closing price of $7.98 per share on June 30, 2010.

As of March 22, 2011, there were 5,212,013 shares of Common Stock of the Registrant outstanding.

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

TABLE OF CONTENTS
PSYCHEMEDICS CORPORATION
FORM 10-K
ANNUAL REPORT
For the Year Ended December 31, 2010

PART I

Available Information; Background

Psychemedics Corporation (“the Company” or “Psychemedics”) maintains executive offices located at 125 Nagog Park, Acton, MA 01720. Our telephone number is (978) 206-8220. Our stock is traded on the NASDAQ Stock Exchange Market under the symbol “PMD”. Our Internet address is www.psychemedics.com . The Company makes available, free of charge, on the Investor Information section of its website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (the “SEC”). Copies are also available, without charge, from Psychemedics Corporation, Attn: Investor Relations, 125 Nagog Park, Acton, MA 01720. Alternatively, reports filed with the SEC may be viewed or obtained at the SEC Public Reference Room in Washington, D.C., or the SEC’s Internet site at www.sec.gov . We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

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

Intellectual Property

Certain aspects of the Company’s hair analysis method are covered by six US patents and a number of foreign patents and trade secrets owned by the Company. One U.S. patent expires in 2011 ( see risk factors) and two additional patent applications have been filed.  The Company believes that its superior technology is protected by this combination of US and foreign patents and trade secrets.  The Company’s ability to protect the confidentiality of these trade secrets is dependent upon the Company’s internal safeguards and upon the laws protecting trade secrets and unfair competition.

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

Research

The Company is involved in ongoing studies involving use of drugs of abuse in various populations, including the following: Boston Medical Center, Boston University School of Public Health, University of North Carolina Chapel Hill, Johns Hopkins Bloomberg School Of Public Health, Mclean Hospital, Wayne State University and Chemistry and Drug Metabolism Section, NIDA.

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

In 2000, the FDA issued regulations under the Federal Food, Drug and Cosmetic Act, as amended (the “FDC Act”) with respect to companies that market “drugs of abuse test sample collection systems”. Under the regulations, companies engaged in the business of testing for drugs of abuse using a test (screening assay) not previously recognized by the FDA are required to submit their assay to the FDA for recognition prior to marketing. In addition, the laboratory performing the tests is required to be certified by a recognized agency. The regulations included a transitional period in order for companies not immediately in compliance with the proposed requirements to obtain the necessary data they needed for submission to the FDA.

By May 3, 2002, the Company had received 510k clearance to market all five of its assays.

In June 2008, Psychemedics also received the first CAP (College of American Pathologists) certification specifically including hair testing.

Research and Development

The Company is continuously engaged in research and development activities. During the years ended December 31, 2010, 2009 and 2008, $481,433, $467,435, and $474,622, respectively, were expended for research and development. The Company continues to perform research activities to develop new products and services and to improve existing products and services utilizing the Company’s proprietary technology. The Company also continues to evaluate methodologies to enhance its drug screening capabilities. Additional research using the Company’s proprietary technology is being conducted by outside research organizations through government-funded studies.

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

Employees

As of December 31, 2010, the Company had 91 full-time equivalent employees, of whom 3 full-time employees were in research and development. None of the Company’s employees are subject to a collective bargaining agreement.

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

Our business is intensely competitive, both in terms of price and service. Pricing of drug testing services is a significant factor often considered by customers in selecting a drug testing laboratory. As a result of the clinical laboratory industry undergoing significant consolidation, larger clinical laboratory providers are able to increase cost efficiencies afforded by large-scale automated testing. This consolidation results in greater price competition. The Company may be unable to increase cost efficiencies sufficiently, if at all, and as a result, its net earnings and cash flows could be negatively impacted by such price competition. The Company may also face increased competition from companies that do not comply with existing laws or regulations or otherwise disregard compliance standards in the industry. Additionally, the Company may also face changes in fee schedules, competitive bidding for laboratory services or other actions or pressures reducing payment schedules as a result of increased or additional competition. Additional competition, including price competition, could have a material adverse impact on the Company’s net revenues and profitability.

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

We rely primarily on a combination of trade secrets, patents and trademark laws and confidentiality procedures to protect our technology. Despite these precautions, unauthorized third parties may infringe or copy portions of our technology. In addition, because patent applications in the United States are not publicly disclosed until either (1) 18 months after the application filing date or (2) the publication date of an issued patent wherein applicant(s) seek only US patent protection, applications not yet disclosed may have been filed which relate to our technology. Moreover, there is a risk that foreign intellectual property laws will not protect our intellectual property rights to the same extent as United States intellectual property laws. One of our patents is due to expire in 2011.  In the absence of protections afforded by patents or by trade secrets, we may be vulnerable to competitors who attempt to copy our products, processes or technology.

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

We may become exposed to potential risks and related costs as a result of the internal control assessment and attestation process mandated on certain issuers by Section 404 of the Sarbanes-Oxley Act of 2002.

We evaluated, tested and implemented internal controls over financial reporting to enable management to report on such internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002. At such time we cease qualifying as a “smaller reporting company”, under SEC rules (under $75 million market cap), we will be required to provide an auditor attestation on internal controls. The auditor attestation could cause us to incur significant costs, including increased accounting fees and staffing levels. While we believe that we are compliant with the management evaluation requirements of Section 404, if our independent registered public accounting firm were unable to attest in a timely manner to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

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

Further, some of our existing patents are due to expire within the next 3 years, including one in 2011. Our research and development teams are working to develop improved processes with the aim of gaining additional patent protection. There is no guarantee that they will be successful in developing these improvements or gaining such additional patent protection. If any or all of our patents expire, there may be increased competition in the marketplace for our service or we might be required to rely to a greater extent on trade secret protection.

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

Because we have historically paid dividends, any cessation of our program or reduction in our quarterly dividend could affect our stock price. We have paid dividends on our common stock for 58 consecutive quarters. It is our intent to continue this practice as long as we are able. However, if we are forced to cease this practice or reduce the amount of the regular dividend, due to operating or economic conditions, our stock price could suffer. In December 2008, the Company also paid a special dividend. Investors should not anticipate or expect any future or recurring special dividends. Further, if the Company ceases its future dividends, a return on investment in our common stock would depend entirely upon future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

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

The Company leases 18,000 square feet of space in Culver City, California, for laboratory purposes. This facility is leased through December 31, 2012 with an option to renew for an additional three years. The Company also leases an additional 5,400 square feet of space in Culver City, California for customer service and information technology purposes. This office space is leased through December 31, 2012 with an option to renew for an additional three years.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NASDAQ Stock Market under the symbol “PMD”. As of March 25, 2011, there were 190 record holders of the Company’s common stock. The number of record owners was determined from the Company’s stockholder records maintained by the Company’s transfer agent and does not include beneficial owners of the Company’s common stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of the Company’s common stock held by others as or in nominee names exceeds 2,000.

The following table sets forth for the periods indicated the range of prices for the Company’s common stock as reported by the NASDAQ Stock Exchange and dividends declared by the Company.

	High	Low	Dividends
Fiscal 2009:
First Quarter	$7.32	$3.03	$0.170
Second Quarter	6.99	5.51	0.170
Third Quarter	7.05	6.00	0.120
Fourth Quarter	7.70	5.10	0.120
Fiscal 2010:
First Quarter	$8.21	$7.17	$0.120
Second Quarter	9.03	7.54	0.120
Third Quarter	9.72	7.76	0.120
Fourth Quarter	9.95	6.89	0.120

The Company has paid dividends over the past fourteen years. It most recently declared a dividend in March 2011, which was paid in March 2011. The Company’s current intention is to continue to declare dividends to the extent funds are available and not required for operating purposes or capital requirements, and only then, upon approval by the Board of Directors.

Issuer Purchases of Equity Securities

During 2010, the Company repurchased 822 common shares for treasury. See Item 7 for more detail.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered repurchases of common stock of the Company during 2010.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2010, with respect to shares of the Company’s common stock that were issuable under the Company’s 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”).

The table does not include information with respect to shares subject to outstanding options granted under other equity compensation plans that were no longer in effect on December 31, 2010. Footnote (2) to the table sets forth the total number of shares of common stock issuable upon the exercise of options under such expired or discontinued plans as of December 31, 2010, and the weighted average exercise price of those options. No additional options may be granted under such other expired or discontinued plans.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities That Remained Available for Future Issuance (c)
Equity compensation plans approved by security holders (1)	94,700	$0.00	84,450
Equity compensation plans not approved by security holders	—	—	—
Total	94,700	$0.00	84,450

(1)	Consists of the 2006 Equity Incentive Plan.

(2)
This table does not include information for the Company’s 2000 Stock Option Plan (discontinued on May 11, 2006). As of December 31, 2010, a total of 289,371 shares of common stock were issuable upon the exercise of outstanding options under the foregoing discontinued plan. The weighted average exercise price of outstanding options under such plan is $13.96 per share. No additional options may be granted under the 2000 Stock Option Plan.

Performance Graph

	2005	2006	2007	2008	2009	2010
Psychemedics Corporation	100.00	142.93	124.28	61.67	74.49	82.25
Russell 2000 Index	100.00	121.40	106.90	74.58	88.03	107.83
NASDAQ Composite Index	100.00	109.52	120.27	71.51	102.89	120.29

*	Calculated by the Company using www.yahoo.com/finance historical prices

(1)
The above graph assumes a $100 investment on December 31, 2005, through the end of the 5-year period ended December 31, 2010 in the Company’s Common Stock, the Russell 2000 Index and the NASDAQ Composite Index. The prices all assume the reinvestment of dividends.

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

Item 6. Selected Financial Data

The selected financial data presented below is derived from our financial statements and should be read in connection with those statements.
	As of and for the Years Ended December 31,
	2010	2009	2008	2007	2006
	(In Thousands, Except for per Share Data)
Revenue	$20,109	$16,955	$22,949	$24,569	$23,425
Gross profit	12,042	9,610	13,350	14,677	14,056
Income from operations	4,414	2,584	4,707	7,139	7,563
Net income	2,614	1,527	2,969	4,484	4,902
Basic net income per share	0.50	0.29	0.57	0.86	0.95
Diluted net income per share	0.50	0.29	0.57	0.85	0.94
Total assets	11,766	10,602	12,628	15,561	13,261
Working capital	8,566	8,471	9,516	12,773	10,534
Shareholders’ equity	9,748	9,294	10,560	13,878	11,504
Cash dividends declared per common share	0.480	0.530	1.160	0.575	0.475

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

Overview

Psychemedics Corporation is the world’s largest provider of hair testing for drugs of abuse, utilizing a patented hair analysis method involving radioimmunoassay technology and confirmation by mass spectrometry to analyze human hair to detect abused substances. The Company’s customers include Fortune 500 companies, as well as small to mid-size corporations, schools and governmental entities located primarily in the United States. During the year ended December 31, 2010, the Company generated $20.1 million in revenue, while maintaining a gross margin of 60% and pre-tax margins of 22%.  At December 31, 2010, the Company had $5.7 million of cash, cash equivalents and short-term investments. During 2010, the Company had operating cash flow of $3.3 million and it distributed approximately $2.5 million or $0.48 per share of cash dividends to its shareholders. To date, the Company has paid fifty-eight consecutive quarterly cash dividends.

The following table sets forth, for the periods indicated, the selected statements of operations data as a percentage of total revenue:

	Year Ended December 31,
	2010	2009	2008
Revenue	100.0%	100.0%	100.0%
Cost of revenue	40.1%	43.3%	41.8%
Gross profit	59.9%	56.7%	58.2%
Operating expenses:
General and administrative	20.9%	21.2%	19.7%
Marketing and selling	14.6%	17.5%	15.9%
Research and development	2.4%	2.8%	2.1%
Total operating expenses	37.9%	41.5%	37.7%
Operating income	22.0%	15.2%	20.5%
Other income
Interest income	0.1%	0.3%	1.3%
Other income	—	—	—
Total other income	0.1%	0.3%	1.3%
Income before taxes	22.1%	15.5%	21.8%
Provision for income taxes	9.1%	6.5%	8.9%
Net income	13.0%	9.0%	12.9%

Results for the Year Ended December 31, 2010 Compared to Results for the Year Ended December 31, 2009

Revenue increased $3.2 million or 19% to $20.1 million in 2010 compared to $17.0 million in 2009. This increase was due to an increase in volume from new and existing clients. Average revenue per sample increased 2% between 2010 and 2009.

Gross profit increased $2.4 million to $12.0 million in 2010 compared to $9.6 million in 2009. Direct costs increased by 10% from 2009 to 2010, mainly associated with the direct cost of materials resulting from higher volumes. The gross profit margin increased from 57% in 2009 to 60% in 2010 as revenue increased more than direct costs.

General and administrative (“G&A”) expenses were $4.2 million for the year ended December 31, 2010 compared to $3.6 million for the year ended December 31, 2009, representing an increase of 17%. As a percentage of revenue, G&A expenses were 20.9% and 21.2% for the years ended December 31, 2010 and 2009, respectively. The increase in general and administrative expenses in 2010 was due to several factors: an increase in salary expense due to the reinstatement of salaries in 2010 following a salary cut in the second half of 2009, an increase in accounting and audit fees, an increase in legal fees defending our technology on behalf of our customers, and bonuses earned in 2010 and not in 2009.

Marketing and selling expenses were $2.9 million for the year ended December 31, 2010, compared to $3.0 million for the year ended December 31, 2009, a decrease of less than 1%. Total marketing and selling expenses represented 14.6% and 17.5% of revenue for the years ended December 31, 2010 and 2009, respectively.

Research and development (“R&D”) expenses for 2010 were $0.5 million compared to $0.5 million for 2009. R&D expenses represented 2.4% and 2.8% of revenue for the years ended December 31, 2010 and 2009, respectively.

Interest income decreased approximately $22,000 to approximately $23,000 for the year ended December 31, 2010 compared to $45,000 for the year ended December 31, 2009. Interest income in both periods represented interest and dividends earned on cash equivalents and short-term investments.  A decrease in the yield on investment balances in 2010 as compared to 2009 caused the decrease in interest income.

During the year ended December 31, 2010, the Company recorded a tax provision of $1.8 million, representing an effective tax rate of 41.1%. During the year ended December 31, 2009, the Company recorded a tax provision of $1.1 million, representing an effective tax rate of 41.9%.  We do not expect a significant change in our tax rate in the foreseeable future.

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

General and administrative (‘‘G&A’’) expenses were $3.6 million for the year ended December 31, 2009 compared to $4.5 million for the year ended December 31, 2008, representing a decrease of 20%. As a percentage of revenue, G&A expenses were 21.2% and 19.7% for the years ended December 31, 2009 and 2008, respectively. The decrease in general and administrative expenses in 2009 was due primarily to a decrease in several categories: lower legal fees defending our technology on behalf of our customers, reduced salaries and stock compensation, decreased bad debt expense and lower consulting fees.

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

Research and development (‘‘R&D’’) expenses for 2009 were $0.5 million compared to $0.5 million for 2008. R&D expenses represented 2.8% and 2.1% of revenue for the years ended December 31, 2009 and 2008, respectively.

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

Liquidity and Capital Resources

At December 31, 2010, the Company had $5.7 million of cash, cash equivalents and short term investments, compared to $5.8 million at December 31, 2009. The Company’s operating activities generated net cash of $3.3 million in 2010, $2.4 million in 2009 and $3.7 million in 2008. Investing activities used $1.9 million in 2010, used $1.1 million in 2009 and generated $3.5 million in 2008. Financing activities used $2.6 million in 2010, $3.1 million in 2009 and $6.7 million in 2008.

Operating cash flow of $3.3 million in 2010 primarily reflected net income of $2.6 million adjusted for depreciation and amortization of $0.3 million, stock compensation expense of $0.4 million, an increase in prepaid expenses and accounts receivable of $0.9 million and an increase in accounts payable of $0.5 million, and an increase in accrued expenses of $0.2 million. Operating cash flow of $2.4 million in 2009 primarily reflected net income of $1.5 million adjusted for depreciation and amortization of $0.3 million, stock compensation expense of $0.4 million, a decrease in prepaid expenses and accounts receivable of $0.8 million and accounts payable of $0.5 million, and a decrease in accrued expenses of $0.2 million. Operating cash flow of $3.7 million in 2008 primarily reflected net income of $3.0 million adjusted for depreciation and amortization of $0.3 million, stock compensation expense of $0.4 million and an increase in prepaid expenses of $0.6 million, offset by an increase in accrued expenses of $0.3 million.  We expect operating cash flow to increase as our projected sales increase.

Investing cash flow principally reflected the purchase of short-term investments and capital expenditures. During 2010, the Company invested in short-term investments of $1.0 million. During 2009, the Company invested in short-term investments of $1.0 million while in 2008 the Company redeemed at par investments of $3.9 million. Capital expenditures were $0.8 million, $0.04 million, and $0.3 million in 2010, 2009 and 2008, respectively. The expenditures related principally to new equipment, including laboratory and computer equipment.  We expect capital expenditures to increase from the current year as additional software and equipment is purchased primarily for our laboratory.

During 2010, the Company repurchased 822 shares for treasury. In 2009, the Company repurchased 17,219 shares of common stock for treasury. The Company has authorized 750,000 shares for repurchase since June of 1998, of which 250,000 shares of common stock were authorized in March of 2009 for repurchase. Since 1998, a total of 547,899 shares have been repurchased. The Company also distributed $2.5 million, $3.0 million, and $6.1 million (of which $2.6 million was a special dividend) of cash dividends to its shareholders in 2010, 2009, and 2008 respectively.

At December 31, 2010, the Company’s principal sources of liquidity included approximately $5.7 million of cash, cash equivalents and short-term investments. Management currently believes that such funds, together with future operating profits, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include joint ventures, issuance of common stock or debt financing, although there is no assurance that such financings will be available to the Company on terms it deems acceptable, if at all. At December 31, 2010, the Company had no long-term debt.

The Company has paid dividends over the past fifty-eight quarters. It most recently declared a dividend in March 2011 which was paid in March 2011 and amounted to $625,442. The Company’s current intention is to continue to declare dividends to the extent funds are available and not required for operating purposes or capital requirements, and only then, upon approval by the Board of Directors. There can be no assurance that in the future the Company will declare dividends.

Contractual obligations as of December 31, 2010 were as follows:

	Payments Due by Period
	Less			Greater
	Than 1	1 – 3	3 – 5	Than 5
Contractual Obligation	Year	Years	Years	Years	Total
	(Amounts in Thousands)
Operating leases	$546	$738	$54	$—	$1,338
Purchase commitment	569	—	—	—	569
Total	$1,155	$738	$54	$—	$1,907

Purchase Commitment

The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier at prices based upon prior year purchase levels. Purchases amounted to $432,000, $584,000, and $606,000 in 2010, 2009 and 2008 respectively. The Company expects to purchase $569,000 in 2011. In exchange for exclusivity, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company’s purchase commitments. This agreement does not include a fixed termination date; however, it is cancelable upon mutual agreement by both parties or after six months termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.

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

The Company recognizes revenue in accordance with Accounting Standards Codification “ASC” 605, “ Revenue Recognition .” In accordance with ASC 605, the Company considers testing, training and storage elements as one unit of accounting for revenue recognition purposes, as the training and storage costs are de minimis and do not have stand-alone value to the customer. The Company recognizes revenue as the service is performed and reported to the customer, since the predominant deliverable in each arrangement is the testing of the units.

The Company also provides expert testimony, when and if necessary, to support the results of the tests, which is generally billed separately and recognized as the services are provided.

Deferred revenue represents payments received in advance of the performance of drug testing procedures, generally in relation to the personal drug testing kits PDT-90. Deferred revenue is recognized as revenue when the underlying test results are delivered. With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance. Revenue is then recognized when the Company can reasonably, reliably and objectively determine that it is remote that performance will be required for an estimable portion of transactions. The Company recorded, approximately $24,000, $128,000 and $90,000 of revenue in the results of operations for the years ended December 31, 2010, 2009, and 2008, respectively, related to test kits that were sold for which the Company’s obligations to provide service were deemed remote.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, including bad debts and income tax valuation, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company had net deferred tax assets in the amount of $240,000 at December 31, 2010, which the Company believes are fully realizable based upon expected future taxable income, which the Company’s believes is reasonably attainable in light of previous operating results during the past three years.

The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. Interest and penalties related to income tax matters are recognized as a general and administrative expense. The Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued as of December 31, 2010 or 2009. The Company does not expect the unrecognized tax benefits to change significantly over the next twelve months.

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

Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update, or, ASU, No. 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition, or ASU 2010-17. ASU 2010-17 allows the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. ASU 2010-17 provides a definition of substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. ASU 2010-17 is limited to transactions involving milestones relating to research and development deliverables. ASU 2010-17 also includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB EITF, or ASU 2009-14. ASU 2009-14 changes the accounting model for revenue arrangements that include tangible products and software elements. The amendments of this update provide additional guidance on how to determine which software, if any, relating to the tangible product also would be excluded from the scope of the software revenue recognition guidance. The amendments in this update also provide guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software, as well as arrangements that have deliverables both included and excluded from the scope of software revenue recognition guidance. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB EITF, or ASU 2009-13. ASU 2009-13 will separate multiple-deliverable revenue arrangements. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The amendments of this update will replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments of this update will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The amendments in this update will require that a vendor determine its best estimated selling price in a manner consistent with that used to determine the price to sell the deliverable on a standalone basis. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Effective January 1, 2010, the Company adopted ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, or ASU 2010-06. A reporting entity should provide additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3 fair value measurements. The adoption of the additional disclosures for Level 1 and Level 2 fair value measurements did not have an impact on our financial position, results of operations or cash flows. The disclosures regarding Level 3 fair value measurements do not become effective until January 1, 2011 and the adoption is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

 Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Required.

Item 8. Financial Statements and Supplementary Data

(a) Financial Statements:

(b) Not Covered by Above Report:
Unaudited Supplementary Quarterly Financial Information	38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Psychemedics Corporation
Acton, Massachusetts:

We have audited the accompanying balance sheets of Psychemedics Corporation (the Company) as of December 31, 2010 and 2009 and the related statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Boston, Massachusetts
March 25, 2011

PSYCHEMEDICS CORPORATION
BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$3,720,488	$4,840,367
Short-term investments	2,018,452	1,006,436
Accounts receivable, net of allowance of $119,295 in 2010 and $134,282 in 2009	3,905,821	3,016,084
Prepaid expenses and other current assets	700,822	663,433
Deferred tax assets	239,831	253,221
Total current assets	10,585,414	9,779,541
Property and equipment, net;
Computer software	1,290,255	1,205,840
Office furniture and equipment	2,032,406	1,967,701
Laboratory equipment	7,493,190	6,830,750
Leasehold improvements	915,015	908,615
	11,730,866	10,912,906
Less – accumulated depreciation and amortization	(10,663,996)	(10,381,599)
	1,066,870	531,307
Deferred tax assets, net of current portion	—	204,764
Other assets	114,037	86,814
Total assets	$11,766,321	$10,602,426
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$699,833	$180,784
Accrued expenses	1,302,370	1,090,898
Deferred revenue	16,605	36,360
Total current liabilities	2,018,808	1,308,042
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $0.005 par value; 872,521 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.005 par value; 50,000,000 shares authorized, 5,877,358 shares issued in 2010 and 5,861,872 shares issued in 2009	29,387	29,309
Additional paid-in capital	27,764,992	27,419,359
Treasury stock, at cost (665,345 shares in 2010 and 664,523 shares in 2009)	(10,059,398)	(10,053,364)
Accumulated deficit	(7,987,468)	(8,100,920)
Total shareholders’ equity	9,747,513	9,294,384
Total liabilities and shareholders’ equity	$11,766,321	$10,602,426
The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
STATEMENTS OF INCOME

	Year Ended December 31,
	2010	2009	2008
Revenues	$20,108,862	$16,954,994	$22,948,604
Cost of revenues	8,067,229	7,345,016	9,598,515
Gross profit	12,041,633	9,609,978	13,350,089
Operating expenses:
General and administrative	4,195,998	3,596,774	4,520,074
Marketing and selling	2,949,739	2,961,477	3,648,584
Research and development	481,433	467,435	474,622
Total operating expenses	7,627,170	7,025,686	8,643,280
Income from operations	4,414,463	2,584,292	4,706,809
Interest income	23,091	45,320	308,034
Income before taxes	4,437,554	2,629,612	5,014,843
Provision for income taxes	1,823,834	1,102,317	2,046,054
Net income	$2,613,720	$1,527,295	$2,968,789
Basic net income per share	$0.50	$0.29	$0.57
Diluted income per share	$0.50	$0.29	$0.57
Dividends declared per share	$0.48	$0.53	$0.66
Special dividends declared per share	$0.00	$0.00	$0.50
Weighted average common shares outstanding, basic	5,207,244	5,193,329	5,219,141
Weighted average common shares outstanding, diluted	5,226,454	5,204,767	5,245,713
The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock			Treasury Stock
	Shares	$0.005 par Value	Paid-In Capital	Shares	Cost	Accumulated Deficit	Total
BALANCE, December 31, 2007	5,811,982	$29,060	$26,539,764	586,197	$(9,163,624)	$(3,527,269)	$13,877,931
Exercise of stock options	17,931	90	199,114	—	—	—	199,204
Shares issued – vested	13,155	66	(66)	—	—	—	—
Stock compensation expense	—	—	379,931				379,931
Acquisition of treasury stock	—	—	—	61,107	(810,333)	—	(810,333)
Cash dividends declared ($1.16 per share)	—	—	—	—	—	(6,055,634)	(6,055,634)
Net income	—	—	—	—	—	2,968,789	2,968,789
BALANCE, December 31, 2008	5,843,068	29,216	27,118,743	647,304	(9,973,957)	(6,614,114)	10,559,888
Shares issued – vested	18,804	93	(93)	—	—	—	—
Tax withholding related to vested shares from employee stock plans	—	—	(39,381)	—	—	—	(39,381)
Stock compensation expense	—	—	394,498				394,498
Change in excess tax benefit on equity awards	—	—	(54,408)	—	—	—	(54,408)
Acquisition of treasury stock	—	—	—	17,219	(79,407)	—	(79,407)
Cash dividends declared ($0.53 per share)	—	—	—	—	—	(3,014,101)	(3,014,101)
Net income	—	—	—	—	—	1,527,295	1,527,295
BALANCE, December 31, 2009	5,861,872	29,309	27,419,359	664,523	(10,053,364)	(8,100,920)	9,294,384
Shares issued – vested	15,486	78	(78)	—	—	—	—
Tax withholding related to vested shares from employee stock plans	—	—	(49,261)	—	—	—	(49,261)
Stock compensation expense	—	—	394,972	—	—	—	394,972

Acquisition of treasury stock	—	—	—	822	(6,034)	—	(6,034)
Cash dividends declared ($0.48 per share)	—	—	—	—	—	(2,500,268)	(2,500,268)
Net income	—	—	—	—	—	2,613,720	2,613,720
BALANCE, December 31, 2010	5,877,358	$29,387	$27,764,992	665,345	$(10,059,398)	$(7,987,468)	$9,747,513

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$2,613,720	$1,527,295	$2,968,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	284,911	336,795	331,393
Deferred income taxes	218,154	130,434	(72,399)
Change in excess tax benefit on equity awards	—	(54,408)	—
Stock compensation expense	394,972	394,498	379,931
Changes in operating assets and liabilities:
Accounts receivable	(889,737)	382,371	156,887
Prepaid expenses and other current assets	(37,389)	442,453	(606,967)
Accounts payable	519,049	(464,110)	156,254
Accrued expenses	211,472	(178,026)	317,682
Deferred revenue	(19,755)	(117,720)	(88,875)
Net cash provided by operating activities	3,295,397	2,399,582	3,687,493
Cash flows from investing activities:
Maturities of short-term investments	—	—	3,875,000
Purchases of short-term investments	(1,012,016)	(1,006,436)	—
Increase in other long-term assets	(29,737)	(14,582)	(17,811)
Purchases of property and equipment	(817,960)	(35,427)	(344,534)
Net cash provided by (used in) investing activities	(1,859,713)	(1,056,445)	3,512,655
Cash flows from financing activities:
Dividends paid	(2,500,268)	(3,014,101)	(6,055,634)
Proceeds from employee stock plans and stock option exercises, net of tax withholding	(49,261)	(39,381)	189,891
Acquisition of treasury stock	(6,034)	(79,407)	(810,333)
Tax benefit associated with exercise of options	—	—	9,313
Net cash used in financing activities	(2,555,563)	(3,132,889)	(6,666,763)
Net increase (decrease) in cash and cash equivalents	(1,119,879)	(1,789,752)	533,385
Cash and cash equivalents, beginning of year	4,840,367	6,630,119	6,096,734
Cash and cash equivalents, end of year	$3,720,488	$4,840,367	$6,630,119
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,009,694	$112,449	$2,553,537
Non-cash investing and financing activities:
Issuance of restricted stock awards	$78	$93	$66

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, including those related to bad debts and income tax valuation, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known.

Cash Equivalents and Short-Term Investments

All highly liquid investments with original maturities of 90 days or less are considered cash equivalents. These consist of cash savings, U.S. government reserve money market accounts, and government insured Certificates of Deposit (CD’s) at December 31, 2010 and 2009. While the money market account contains U.S. federal government backed issues, the account itself is not federally insured. As of December 31, 2010, $0.6 million was in U.S. federal government-backed money-market accounts, and $2.0 million was in CDs with maturities under 90 days — all of which are classified as cash and cash equivalents.

There was also $2.0 million of CDs with maturities within 14 weeks that are classified as short-term investments. The Company accounts for investment securities in accordance with Accounting Standards Codification (ASC) 320. Under ASC 320, investments that the Company has positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost, which approximates fair market value. The Company intends to hold all CDs to maturity. All short-term investments were classified as held-to-maturity at December 31, 2010. The Company does not use derivative financial instruments for speculative or trading purposes.

During the first quarter of 2008, the Company adopted ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

2. Summary of Significant Accounting Policies  – (continued)

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

In accordance with ASC 820, the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2010 are cash, cash equivalents and short term investments. The cash, cash equivalents and short term investments are measured using level one inputs.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the assets, using the straight-line method. Repair and maintenance costs are expensed as incurred. The estimated useful lives of the assets are as follows:

Computer software	3 to 5 years
Office furniture and equipment	3 to 7 years
Laboratory equipment	5 to 7 years
Leasehold improvements	Lesser of term of lease or estimated useful life

The Company recorded depreciation and amortization related to property and equipment of $282,397, $333,844, and $331,393 in 2010, 2009 and 2008 respectively.

Other Assets

Other assets primarily consist of capitalized legal costs relating to patent applications. The Company amortizes these costs over 10 years from the date of grant of the applicable patent. As of December 31, 2010 and 2009, the Company had capitalized legal costs relating to an outstanding patent application of $26,938, and $13,064, respectively. The amount of amortization related to patent applications is expected to remain below $10,000 per year for the next 5 years.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

2. Summary of Significant Accounting Policies  – (continued)

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

The Company recognizes revenue under ASC 605, “Revenue Recognition.” In accordance with ASC 605 the Company considers testing, training and storage elements as one unit of accounting for revenue recognition purposes, as the training and storage costs are de minimis and do not have stand-alone value to the customer. The Company recognizes revenue as the service is performed and reported to the customer, since the predominant deliverable in each arrangement is the testing of the units.

The Company also provides expert testimony, when and if necessary, to support the results of the tests, which is generally billed separately and recognized as the services are provided.

Deferred revenue represents payments received in advance of the performance of drug testing procedures, generally in relation to the personal drug testing kits PDT-90. Deferred revenue is recognized as revenue when the underlying test results are delivered. With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance. Revenue is then recognized when the Company can reasonably, reliably and objectively determine that it is remote that performance will be required for an estimable portion of transactions. The Company recorded $24,145, $127,809, and $89,714 of revenue in the results of operations for the years ended December 31, 2010, 2009 and 2008 related to test kits that were sold for which the At December 31, 2010 and 2009, the Company had deferred revenue of approximately $17,000 and $36,000, respectively, reflecting sales of its personal drug testing service for which the performance of the related test had not yet occurred and future obligations were not deemed remote.
Company’s

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

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

2. Summary of Significant Accounting Policies  – (continued)

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

Comprehensive Income

The Company’s comprehensive income is the same as its reported net income for the years ended December 31, 2010, 2009 and 2008.

Stock-Based Compensation

The Company accounts for equity awards in accordance with ASC 718, Compensation — Stock Compensation . FASB ASC 718 requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at the grant date based on the fair value of the award. It also requires the measurement of compensation cost at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. The Company uses the straight-line attribution method to recognize share-based compensation over the service period of the award, which is generally equal to the vesting period.

Under ASC 718, the Company recorded $394,972, $394,498, and $379,931 of stock compensation expense in the accompanying statements of income for the years ended December 31, 2010, 2009 and 2008, respectively.

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

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

2. Summary of Significant Accounting Policies  – (continued)

Basic and diluted weighted average common shares outstanding are as follows:

	2010	2009	2008
Weighted average common shares outstanding	5,207,244	5,193,329	5,219,141
Dilutive common equivalent shares	19,210	11,438	26,572
Weighted average common shares outstanding, assuming dilution	5,226,454	5,204,767	5,245,713

For the years ending December 31, 2010, 2009, and 2008, options to purchase 298,390, 361,382, and 331,292 common shares, respectively, were outstanding but not included in the dilutive common equivalent share calculation as their effect would have been anti-dilutive.

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

Subsequent Events

The Company evaluated all events and transactions that occurred after December 31, 2010 through the time of filing with the SEC of the Company’s annual report on Form 10-k for the year ended December 31, 2010.  During this period, the Company did not have any material recognizable subsequent events.

Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update, or, ASU, No. 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition , or ASU 2010-17. ASU 2010-17 allows the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. ASU 2010-17 provides a definition of substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. ASU 2010-17 is limited to transactions involving milestones relating to research and development deliverables. ASU 2010-17 also includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

2. Summary of Significant Accounting Policies  – (continued)

 In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB EITF, or ASU 2009-14. ASU 2009-14 changes the accounting model for revenue arrangements that include tangible products and software elements. The amendments of this update provide additional guidance on how to determine which software, if any, relating to the tangible product also would be excluded from the scope of the software revenue recognition guidance. The amendments in this update also provide guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software, as well as arrangements that have deliverables both included and excluded from the scope of software revenue recognition guidance. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB EITF , or ASU 2009-13. ASU 2009-13 will separate multiple-deliverable revenue arrangements. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The amendments of this update will replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments of this update will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The amendments in this update will require that a vendor determine its best estimated selling price in a manner consistent with that used to determine the price to sell the deliverable on a standalone basis. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Effective January 1, 2010, the Company adopted ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements , or ASU 2010-06. A reporting entity should provide additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3 fair value measurements. The adoption of the additional disclosures for Level 1 and Level 2 fair value measurements did not have an impact on our financial position, results of operations or cash flows. The disclosures regarding Level 3 fair value measurements do not become effective until January 1, 2011 and the adoption is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

3. Accounts Receivable

The Company maintains an allowance for uncollectible accounts receivable based on management’s assessment of the collectability of its customer accounts by reviewing customer payment patterns and other relevant factors. The Company reviews the adequacy of the allowance for uncollectible accounts on a quarterly basis and adjusts the balance as determined necessary.  The following is a rollforward of the Company’s allowance for doubtful accounts:

	2010	2009
Balance, beginning of period	$134,282	$246,462
Provision for (recoveries of) doubtful accounts	10,302	(89,378)
Write-offs	(25,289)	(22,802)
Balance, end of period	$119,295	$134,282

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

4. Accrued Expenses

Accrued expenses consist of the following:

	2010	2009
Accrued payroll and employee benefits	$607,248	$392,558
Accrued income taxes	—	331,831
Accrued hair collection expense	117,727	79,480
Accrued audit and tax consulting	151,817	98,481
Other accrued expenses	425,578	188,548
	$1,302,370	$1,090,898

5. Income Taxes

The income tax provision consists of the following:

	2010	2009	2008
Current –
Federal	$1.261,670	$810,538	$1,549,593
State	344,010	215,753	424,062
	1,605,680	1,026,291	1,973,655
Deferred –
Federal	171,848	71,540	56,819
State	46,306	4,486	15,580
	218,154	76,026	72,399
	$1,823,834	$1,102,317	$2,046,054

A reconciliation of the effective rate with the federal statutory rate is as follows:

	2010	2009	2008
Federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	5.6	5.7	5.8
Permanent differences	(0.2)	0.4	1.0
Stock based compensation	1.7	1.8	—
Effective tax rate	41.1%	41.9%	40.8%

The components of the net deferred tax assets included in the accompanying balance sheets are as follows at December 31:

	2010	2009
Deferred tax assets:
Deferred revenue	$6,566	$14,382
Stock-based compensation	146,812	136,976
Allowance for doubtful accounts	47,171	53,114
Excess of book over tax depreciation and amortization	—	204,764
Accrued expenses	133,960	66,719
	334,509	475,955
Deferred tax liabilities:
Prepaid expenses	(17,790)	(17,970)
Excess of tax over book depreciation and amortization	(76,888)	—
	(94,678)	(17,970)
	$239,831	$457,985

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

5. Income Taxes  – (continued)

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

The Company adopted these provisions effective January 1, 2007, without material effect in the financial statements. The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. Interest and penalties related to income tax matters are recognized as a general and administrative expense. The Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued as of December 31, 2010 and 2009. The tax years ended December 31, 2007 through December 31, 2010 remain subject to examination by all major taxing authorities.

6. Preferred Stock

The Board of Directors has the authority to designate authorized preferred shares in one or more series and to fix the relative rights and preferences without vote or action by the stockholders. The Board of Directors has no present plans to designate or issue any shares of preferred stock.

7. Stock-Based Awards

In 2006, the Company adopted a new stock-based plan (the “2006 Equity Incentive Plan”) for officers, directors, employees and consultants. The 2006 Equity Incentive Plan provides for grants of options with terms of up to ten years, grants of restricted stock or stock unit awards (SUAs), issuances of stock bonuses or grants other stock-based awards, covering up to 250,000 shares of common stock. As of December 31, 2010, 84,450 shares remained available for future grant under the 2006 Equity Incentive Plan.

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

The Company granted 34,000 SUA’s to certain members of management and its directors on May 10, 2007. The fair value of the SUAs was $18.41 per share, which was the closing price of the Company’s stock on May 10, 2007. The SUAs vest over a period of two to four years and are convertible into an equivalent number of shares of the Company’s common stock provided that the awardee remains continuously employed throughout the vesting periods. Of these 34,000 units, 1,500 were cancelled upon termination of an employee in 2010. In 2008, 2009, and 2010; 10,000, 10,000, and 7,000 units vested and were issued, net of tax withholdings, respectively.

In 2008, the Company granted 32,600 SUAs on May 15, 1,000 SUAs on October 14, and 800 SUAs on November 3. The fair values of the SUAs were $16.50, $10.67 and $9.30 per share, respectively, which was the closing price of the Company’s stock on those dates. The SUAs vest over a period of two to four years and are convertible into an equivalent number of shares of the Company’s common stock provided that the awardee remains continuously employed throughout the vesting period. Of these 34,400 units, 1,200 were cancelled upon termination of an employee in 2008 and 1,850 were cancelled upon termination of three employees in 2010.  In 2009 and 2010, 9,800 and 9,350 of these units vested and were issued, net of tax withholdings, respectively.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

7. Stock-Based Awards  – (continued)

In 2010, the Company granted 94,000 SUAs on April 7. The fair value of the SUAs was $7.75 per share, which was the closing price of the Company’s stock on that date. The SUAs vest over a period of two to four years and are convertible into an equivalent number of shares of the Company’s common stock provided that the awardee remains continuously employed throughout the vesting period. Of these 94,000 units, 17,000 were cancelled upon termination of three employees in 2010.

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

A summary of stock option activity for the Company’s stock option plans is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2007	450,034	$15.63
Granted	—	—
Exercised	(18,139)	13.93
Terminated	(39,785)	20.51
Outstanding, December 31, 2008	392,110	15.22
Granted	—	—
Exercised	—	—
Terminated	(55,189)	17.75
Outstanding, December 31, 2009	336,921	14.80
Granted	—	—
Exercised	—	—
Terminated	(47,550)	19.93
Outstanding, December 31, 2010	289,371	$13.96	3.7 years	—

(1)
The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on December 31, 2010 ($8.20) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option. The total intrinsic value of stock options exercised, calculated based on the amount by which the market value of the Company’s stock at the time of exercise exceeded the exercise price, was $0, $0, and $65,060 for the years 2010, 2009 and 2008, respectively.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

7. Stock-Based Awards  – (continued)

All SUAs were issued for $0 per share.  A summary of activity for SUAs under the Company’s 2006 Equity Incentive Plan is as follows:

	Number of Shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (2)
Outstanding & Unvested, December 31, 2007	51,550
Granted	34,400
Converted to common stock	(17,150)		282,975
Terminated	(1,200)
Outstanding & Unvested, December 31, 2008	67,600
Granted	—
Converted to common stock**	(25,000)		156,022
Terminated	—
Outstanding & Unvested, December 31, 2009	42,600
Granted	94,000
Converted to common stock**	(21,550)		179,801
Terminated	(20,350)
Outstanding & Unvested, December 31, 2010	94,700	3.0 years	$776,540
Available for grant, December 31, 2010	84,450

The aggregate intrinsic value on this table was calculated based on the closing market price of the Company’s stock on December 31, 2010 ($8.20). For value on the grants converted to common stock, the price used is the price on the conversion date.

(2)
The aggregate intrinsic value on this table was calculated based on the closing market price of the Company’s stock on December 31, 2010 ($8.20). For value on the grants converted to common stock, the price used is the price on the grant date.

*	Total stock based compensation expense for 2010 was $394,972.

**	Figure includes 6,064 shares in 2010 and 6,196 shares in 2009 withheld to cover federal income taxes.

As of December 31, 2010, a total of 468,521 shares of common stock were reserved for issuance under the various stock option and stock-based plans. As of December 31, 2010, the unamortized fair value of awards relating to SUAs was $638,155 to be amortized over a weighted average period of approximately 3 years.

8. Employee Benefit Plan

The Psychemedics Corporation 401(k) Savings and Retirement Plan (the 401(k) Plan) is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code. All employees over the age of 21 are eligible to make pre-tax contributions up to a specified percentage of their compensation. Under the 401(k) Plan, the Company may, but is not obligated to, match a portion of the employees’ contributions up to a defined maximum. Matching contributions of $0, $55,018, and $127,080 were made in the years ended December 31, 2010, 2009 and 2008, respectively. The Company match was suspended on July 1, 2009 and was reinstated as of January 1, 2011.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

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

10. Commitments and Contingencies

Commitments

The Company leases certain of its facilities and equipment under operating lease agreements expiring on various dates through February 2015. Total minimum lease payments, including scheduled increases, are charged to operations on the straight-line basis over the life of the respective lease. Rent expense was approximately $558,000, $534,000, and $516,000 in 2010, 2009 and 2008, respectively.

At December 31, 2010, minimum commitments remaining under lease agreements were approximately as follows:

Amount
Years Ending December 31:
2011	546,000
2012	534,000
2013	101,000
2014	103,000
2015	45,000
Thereafter	9,000
$1,338,000

Purchase Commitment

The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier in exchange for variable annual payments based upon prior year purchases. Purchases amounted to $431,897, $584,109, and $606,484 in 2010, 2009, and 2008, respectively. The Company expects to purchase approximately $569,000 in 2011. In exchange for exclusivity, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company’s purchase commitments. This agreement does not include a fixed termination date; however, it is cancelable upon mutual agreement by the parties or six months after termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.
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

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

11. Selected Quarterly Financial Data (Unaudited)

 The following are selected quarterly financial data for the years ended December 31, 2010 and 2009:

	Quarter Ended (000’s Except per Share Amounts)
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues	$4,464	$5,422	$5,106	$5,117
Gross profit	2,554	3,380	3,026	3,082
Income from operations	836	1,564	1,336	678
Net income	506	873	817	418
Basic net income per share	0.09	0.17	0.16	0.08
Diluted net income per share	0.09	0.17	0.16	0.08

	Quarter Ended (000’s Except per Share Amounts)
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues	$4,078	$3,934	$4,670	$4,271
Gross profit	2,092	2,106	2,890	2,522
Income from operations	53	298	1,273	960
Net income	39	174	768	546
Basic net income per share	0.01	0.03	0.15	0.11
Diluted net income per share	0.01	0.03	0.15	0.10

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

As required by Rule 13a-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and its Principal Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2010. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective for ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that its disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive and financial officers, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework , the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

Item 9B. Other Information

On March 24, 2011, the Compensation Committee of the Board of Directors of Psychemedics Corporation (the “Company”) approved the terms of cash performance bonus arrangements with certain executive officers, including the Company’s Chief Executive Officer, its Vice President — Laboratory Operations, its Vice President and Controller and other employees for 2011 (the “cash bonus arrangements”). Bonus payments under the cash bonus arrangements are calculated and paid as follows:

Each participant has the opportunity to earn as bonus compensation up to an aggregate of an additional 25% of his or her Base Salary in 2011 based on achievement of Company and individual performance targets. Each participant’s target percentages consist of the following:

(a)	Up to 10% of Base Salary based on the Company’s achievement of pre-determined revenue and net income goals for 2011

(b)	Up to 10% of Base Salary based on the employee’s achievement of pre-determined individual goals for 2011

(c)	Up to 5% of Base Salary based on the Company’s achievement of pre-determined customer service goals for 2011

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

At the end of fiscal year 2011, the Chief Executive Officer will review and assess the performance of each of the other participants with respect to achievement of his or her individual targets, and provide his recommendations thereon to the Compensation Committee. In addition, the Compensation Committee will review and assess the Chief Executive Officer’s performance with respect to achievement of his individual targets. The Compensation Committee will then determine the level of payout of the portion of the Chief Executive Officer’s bonus arrangement with respect to individual and Company targets, and each of the other participants, based on the Committee’s review and assessment of the performance of each individual toward his or her individual targets and Company targets.

PART III

Item 10. Directors and Executive Officers of the Registrant

Following is a list that sets forth as of March 25, 2011 the names, ages and positions within the Company of all of the Executive Officers of the Company and the Directors of the Company. Each such director has been nominated for reelection at the Company’s 2011 Annual Meeting, to be held on May 24, 2011 at 3:00 P.M. at the Seaport Hotel, 200 Seaport Boulevard, Boston, Massachusetts.

Name	Age	Position
Raymond C. Kubacki	66	Chairman, Chief Executive Officer, President, Director
Neil Lerner James Dyke	43 46	Vice President, Controller Corporate Vice President, Sales & Marketing
Michael I. Schaffer, Ph.D.	66	Vice President, Laboratory Operations
Harry Connick	85	Director, Audit Committee member, Compensation Committee Member, Nominating Committee member
Walter S. Tomenson, Jr.	64	Director, Audit Committee member, Compensation Committee Member, Nominating Committee member
Fred J. Weinert	63	Director, Audit Committee member, Compensation Committee Member, Nominating Committee member

All Directors hold office until the next annual meeting of stockholders or until their successors are elected. Officers serve at the discretion of the Board of Directors.

Mr. Kubacki has been the Company’s President and Chief Executive Officer since 1991. He has also served as Chairman of the Board of the Company since 1993.  He is a director of Integrated Environmental Technologies, LTD. From 2007 until 2010, he served as a director of Protection One, Inc. and from 2004 to 2007 he served as a director of Integrated Alarm Services Group, Inc.  He is also a trustee of the Center for Excellence in Education based in Washington, D.C. and holds an Advanced Professional Director Certification from the American College of Directors.  As a result of these and other professional experiences, Mr. Kubacki possesses particular knowledge and experience in marketing and operations that strengthen the Board’s collective qualifications, skills and experience.  Mr. Kubacki has been a director of the Company since 1991.

Mr. Lerner joined the Company as Vice President and Controller in October 2010. Prior to joining the Company, he served as Director of Operational Accounting at Beacon Roofing Supply, Inc., Corporate Controller with Atlas TMS, Divisional Controller with Mastec, Inc, and multiple roles with Johnson & Johnson, including plant controller in the Netherlands.  Mr. Lerner is a Certified Public Accountant.

Mr. Dyke joined the Company as Corporate Vice President, Sales and Marketing in April 2010. Prior to joining the Company, he worked as a Strategic Sales Consultant and held a variety of Vice President of Sales/Sales & Marketing and General Management positions with Pitney Bowes Inc. in Canada, the United Kingdom and United States.

Dr. Schaffer has served as Vice President of Laboratory Operations since 1999.  From 1990 to 1999, he served as Director of Toxicology, Technical Manager and Responsible Person for the Leesburg, Florida laboratory of SmithKline Beecham Clinical Laboratories.  From 1990 to 1999, he was also a member of the Board of Directors of the American Board of Forensic Toxicologists.  Dr. Schaffer has been an inspector for the Substance Abuse and Mental Health Services Administration’s National Laboratory Certification Program since 1989.

Mr. Connick served as District Attorney for Orleans Parish (New Orleans, LA) from 1974 to 2003.    In 2002, Mr. Connick received from Drug Czar, John P. Walters, the Director's Award for Distinguished Service in recognition of exemplary accomplishment and distinguished service in the fight against illegal drugs.  As a result of these and other professional experiences, Mr. Connick possesses particular knowledge and experience in law enforcement and the effects of drugs of abuse and their effect on society that strengthen the Board’s collective qualifications, skills and experience.  Mr. Connick has been a director of the Company since 2003.

Mr. Tomenson is a Senior Advisor to Integro Ltd. Mr. Tomenson was Managing Director and Chairman of Client Development of Marsh, Inc. from 1998 until 2004. From 1993 to 1998, he was chairman of FINPRO, the financial services division of Marsh, Inc. Mr. Tomenson is a Director of the Trinity College School Fund, Inc. He also serves on the Executive Council of the Inner-City Scholarship Fund and holds a Master Professional Director Certification from the American College of Directors.  As a result of these and other professional experiences, Mr. Tomenson possesses particular knowledge and experience in marketing and distribution and human resources that strengthen the Board’s collective qualifications, skills and experience.  Mr. Tomenson has been a director of the Company since 1999.

Mr. Weinert is an entrepreneur whose current activities are concentrated in real estate and new business development.  He has served on the Business Advisory Council for the University of Dayton for over 20 years.  From 1973 until 1989, Mr. Weinert held various executive positions in the Finance and Operations groups of Waste Management, Inc. and its subsidiaries, including 6 years as the President of Waste Management International, Inc.  As a result of these and other professional experiences, Mr. Weinert possesses particular knowledge and experience in accounting, finance, capital structures, distribution and international operations that strengthen the Board’s collective qualifications, skills and experience.  Mr. Weinert has been a director of the Company since 1991.

The information required by Item 405 of Regulation S-K will be set forth in the Proxy Statement of the Company relating to the 2011 Annual Meeting of Stockholders to be held on May 24, 2011 and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2011 Annual Meeting of Stockholders to be held on May 24, 2011 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2011 Annual Meeting of Stockholders to be held on May 24, 2011 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2011 Annual Meeting of Stockholders to be held on May 24, 2011 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2011 Annual Meeting of Stockholders to be held on May 24, 2011 and is incorporated herein by reference.

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

PSYCHEMEDICS CORPORATION

Date: March 25, 2011	By:	/s/ Raymond C. Kubacki
Raymond C. Kubacki
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below appoints jointly and severally, Raymond C. Kubacki and Neil Lerner and each one of them, his attorneys-in-fact, each with the power of substitution for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that each attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

/s/ Raymond C. Kubacki	Chairman, President and Chief Executive Officer,	March 25, 2011
Raymond C. Kubacki	Director
(Principal Executive Officer)
/s/ Neil Lerner	Vice President, Controller	March 25, 2011
Neil Lerner	(Principal Financial and Accounting Officer)

/s/ Harry Connick	Director	March 25, 2011
Harry Connick

/s/ Walter S. Tomenson, Jr.	Director	March 25, 2011
Walter S. Tomenson, Jr.

/s/ Fred J. Weinert	Director	March 25, 2011
Fred J. Weinert

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation filed on August 1, 2002 — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002).
3.2	By-Laws of the Company — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4.1	Specimen Stock Certificate — (Incorporated by reference from the Registrant’s Registration Statement on Form 8-A filed on July 31, 2002).
10.1
License Agreement with Werner Baumgartner, Ph.D. and Annette Baumgartner dated January 17, 1987 — (Incorporated by reference from the Registrant’s Registration Statement on Form S-18, File No. 33-10186 LA).

10.2.1
Lease dated October 6, 1992 with Mitchell H. Hersch, et. al with respect to premises in Culver City, California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992).

10.2.2	Security Agreement dated October 6, 1992 with Mitchell H. Hersch et. al — (Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992).
10.2.3	First Amendment to Lease dated with Mitchell H. Hersch, et.al California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.2.4	Second Amendment to Lease dated with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.2.5
Third Amendment to Lease dated December 31, 1997 with Mitchell H. Hersch, et.al. California —  (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.2.6
Fourth Amendment to Lease dated May 24, 2005 with Mitchell H. Hersch, et.al. California —  (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.2.7	First Amendment to Lease dated December 10, 1999 with Isabelle Greenspan, et.al. California 5840 Uplander Way
10.3*	2000 Stock Option Plan, — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002).
10.4*
Amended and restated change in Control Severance Agreement with Raymond C. Kubacki dated July 10, 2008 — (Incorporated by reference from the Registrant’s current report on form 8-k, filed on July 14, 2008.)

10.5*	2006 Equity Incentive Plan — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 17, 2006).

Exhibit Number	Description
10.6*	Form of Stock Unit Award used with employees and consultants under the 2006 Equity Incentive Plan — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 17, 2006).
10.7*	Form of Stock Unit Award used with non-employee directors under the 2006 Equity Incentive Plan — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 17, 2006).
10.8*	Change in control severance agreement with Michael Schaffer PhD dated July 10, 2008 (Incorporated by reference from the registrant’s current report on Form 8-k filed on July 14, 2008)
10.9*
Amendment dated November 3, 2008 to change in control severance agreement with Ray Kubacki. (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.10*
Amendment dated November 3, 2008 to change in control severance agreement with Michael Schaffer. (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.11*	Employment offer letter dated April 7, 2010 with James Dyke (incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)
10.12*	Change in Control Severance Agreement with James V Dyke dated April 7,2010 (Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)
10.13*	Employment offer letter dated October 25, 2010 with Neil Lerner
23.1	Consent of BDO USA LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Vice President and Controller Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Vice President and Controller Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management compensation plan or arrangement