Form 10-Q
period 2011-03-31
PSYCHEMEDICS CORP
filed 2011-05-06
CIK 806517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☐          Smaller Reporting Company ☒
       (Do not check if smaller reporting Company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐  No ☒

The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at May 6, 2011 was 5,230,568.

PSYCHEMEDICS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011

PSYCHEMEDICS CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$2,719,179	$3,720,488
Short-term investments	2,019,350	2,018,452
Accounts receivable, net of allowance for doubtful accounts of $134,694 in 2011 and $119,295 in 2010	4,495,666	3,905,821
Prepaid expenses and other current assets	922,306	700,822
Deferred tax assets	277,846	239,831
Total Current Assets	10,434,347	10,585,414
Fixed Assets:
Equipment & leasehold improvements	11,959,096	11,730,866
Less accumulated depreciation	(10,747,076)	(10,663,996)
Net Fixed Assets	1,212,020	1,066,870
Other Assets	169,084	114,037
Total Assets	$11,815,451	$11,766,321
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$463,992	$699,833
Accrued expenses	1,262,488	1,302,370
Deferred revenue	13,372	16,605
Total Current Liabilities	1,739,852	2,018,808

Shareholders' Equity:
Preferred-stock, $0.005 par value, 872,521 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.005 par value; 50,000,000 shares authorized 5,877,358 shares issued in 2011 and 2010	29,387	29,387
Paid-in capital	27,860,031	27,764,992
Accumulated deficit	(7,754,421)	(7,987,468)
Less - Treasury stock, at cost, 665,345 shares in 2011 and 2010	(10,059,398)	(10,059,398)
Total Shareholders' Equity	10,075,599	9,747,513
Total Liabilities and Shareholders' Equity	$11,815,451	$11,766,321

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010

Revenues	$5,999,739	$4,464,243
Cost of revenues	2,383,026	1,910,654

Gross profit	3,616,713	2,553,589

Operating Expenses:
General & administrative	970,064	971,614
Marketing & selling	1,014,117	623,631
Research & development	142,451	122,481

Total Operating Expenses	2,126,632	1,717,726

Operating income	1,490,081	835,863
Interest income	2,205	8,176

Net income before provision for income taxes	1,492,286	844,039

Provision for income taxes	633,798	337,615

Net income	$858,488	$506,424

Basic net income per share	$0.16	$0.10

Diluted net income per share	$0.16	$0.10

Dividends declared per share	$0.12	$0.12

Weighted average common shares outstanding, basic	5,212,013	5,197,349

Weighted average common shares outstanding, diluted	5,242,518	5,206,584

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$858,488	$506,424

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,522	64,082
Stock-based compensation	95,039	93,628
Deferred income taxes	(38,015)	(37,826)

Changes in assets and liabilities
Accounts receivable	(589,845)	(199,793)
Prepaid expenses and other current assets	(221,484)	(219,282)
Accounts payable	(235,841)	102,549
Accrued expenses	(39,882)	(137,753)
Deferred revenue	(3,233)	(4,815)
Net cash provided by (used in) operating activities	(90,251)	167,215

CASH FLOWS USED IN INVESTING ACTIVITIES:

Purchases of short-term investments	(9,125,863)	(1,007,768)
Sales of short-term investments	9,124,965	-
Purchases of equipment and leasehold improvements	(228,230)	(189,674)
Other assets	(56,489)	-
Net cash used in investing activities	(285,617)	(1,197,442)

CASH FLOWS USED IN FINANCING ACTIVITIES:

Cash dividends paid	(625,441)	(623,682)
Net cash used in financing activities	(625,441)	(623,682)

Net decrease in cash	(1,001,309)	(1,653,909)

Cash and Cash Equivalents, beginning of period	3,720,488	4,840,367
Cash and Cash Equivalents, end of period	$2,719,179	$3,186,458

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$450,000	$500,000

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q.  Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein.  It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (“the Company,” “our Company,” “our” or “we”) as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 25, 2011.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included.  The results of operations for the three months ended March 31, 2011 may not be indicative of the results that may be expected for the year ending December 31, 2011, or any other period.

2.   Cash, Cash Equivalents & Short-Term Investments

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.  Cash equivalents consist of cash savings and U.S. government insured certificates of deposit (CDs).  As of March 31, 2011 and December 31, 2010, all cash equivalents were in U.S. government insured certificates of deposit.

As of March 31, 2011, the Company had $2.0 million of CDs with maturities of greater than 13 weeks classified as short-term investments.  The Company accounts for investment securities in accordance with the FASB codification topic ASC 320, “Fair Value Debt and Equity Securities,” (ASC 320).  Under ASC 320, investments that the Company has positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost, which approximates fair market value. The Company intends and has the ability to hold all the CDs to maturity.

3.	Stock-Based Compensation

2006 Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan provides for the grant or issuance to officers, directors, employees and consultants of options with terms of up to ten years, restricted stock, issuances of stock bonuses or other stock-based awards, covering up to 250,000 shares of common stock.  As of March 31, 2011, 84,450 shares remained available for future grant under the 2006 Equity Incentive Plan.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
3.	Stock-Based Compensation (continued)

The Company did not grant any stock or stock unit awards (SUAs) in the first three months of 2011 or 2010.  There were no previously granted awards that terminated during the first three months of 2011 or 2010.  Historically, the SUAs vest over a period of two years for non-employee board members and four years for employees and are convertible into an equivalent number of shares of the Company’s common stock provided that the director or employee receiving the award remains continuously employed throughout the vesting period.  The Company records compensation expense related to the SUAs on a straight-line basis over the vesting term of the SUAs.  Employees are issued shares upon vesting, net of tax withholdings, unless the employee chooses to receive all shares and pay for the associated employment taxes.  No other types of equity-based awards have been granted or issued under the 2006 Equity Incentive Plan.

A summary of activity for SUAs under the Company’s 2006 Equity Incentive Plan for the three months ended March 31, 2011 is as follows:

	Number of Shares	Aggregate Intrinsic Value (1)
		(000s	)
Unvested, December 31, 2010	94,700
Granted	-
Forfeited/expired	-
Converted to common stock	-
Unvested, March 31, 2011	94,700	$1,046
Available for grant, March 31, 2011	84,450

(1)	The aggregate intrinsic value on this table was calculated based on the closing market value of the Company’s stock on March 31, 2011 ($11.05).

On March 24, 2011, the Company’s Board of Directors approved an amendment and restatement of the 2006 Equity Incentive Plan (now called the 2006 Incentive Plan), which included an increase in the number of shares available for issuance thereunder by 250,000 shares, subject to shareholder approval at the 2011 Annual Stockholders’ meeting to be held on May 24, 2011.  All references in this footnote 3 to the Plan and the number of shares reserved for issuance and available for future issuance thereunder exclude the effect of the amendment and restatement.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

3.	Stock-Based Compensation (continued)

Expired Plans
As of March 31, 2011, the Company also had outstanding an aggregate of 279,071 options to acquire common stock under plans that had previously expired.  A summary of stock option activity for the Company’s expired stock option plans for the three months ended March 31, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (2)
				(000s)
Outstanding, December 31, 2010	289,371	$13.96
Granted	-	-
Exercised	-	-
Terminated/Expired	(10,300)	$19.48
Outstanding, March 31, 2011	279,071	$13.76	3.5 years	$37
Exercisable, March 31, 2011	279,071	$13.96	3.5 years	$37
Available for grant, March 31, 2011	-

(2)
The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on the March 31, 2011 ($11.05) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option.

All Stock-Based Compensation Plans
Exclusive of the amendment and restatement of the 2006 Equity Incentive Plan discussed above, as of March 31, 2011, a total of 458,221 shares of common stock were reserved for issuance under the various stock option and stock-based plans including the previously expired plans.  As of March 31, 2011, the unamortized fair value of awards relating to outstanding SUAs and options was $543 thousand, which is expected to be amortized over a weighted average amortized period of 2.6 years.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

4.	Basic and Diluted Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  The number of dilutive common equivalent shares outstanding during the period has been determined in accordance with the treasury-stock method.  Common equivalent shares consist of common stock issuable upon the exercise of outstanding options and common stock issuable upon the vesting of outstanding, unvested SUAs.

Basic and diluted weighted average common shares outstanding are as follows:

	Three Months Ended
	March 31,	March 31,
	2011	2010
	(in thousands)
Weighted average common shares	5,212	5,197
Common equivalent shares	31	10
Weighted average common shares outstanding, assuming dilution	5,243	5,207

For the three months ended March 31, 2011 and 2010, options to purchase 278 thousand and 327 thousand common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

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

The Company recognizes revenue under the FASB codification topic ASC 605, “Revenue Recognition,” (ASC 605).  In accordance with ASC 605, the Company considers testing, training and storage elements as one unit of accounting for revenue recognition purposes, as the training and storage costs are de minimis and do not have stand-alone value to the customer. The Company recognizes revenue as the service is performed and reported to the customer, since the predominant deliverable in each arrangement is the testing element of the units.

The Company also provides expert testimony, when and if necessary, to support the results of the tests, which is generally billed separately and recognized as the services are provided.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
UNAUDITED

Deferred revenue represents payments received in advance of the performance of drug testing procedures, generally in relation to the personal drug testing kits PDT-90.  Deferred revenue is recognized as revenue when the underlying test results are delivered.  With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance.  Revenue is then recognized when the Company can reasonably, reliably and objectively determine that it is remote that performance will be required for an estimable portion of transactions.  The Company recorded $3 thousand and $6 thousand of revenue in the results of operations for the three months ended March 31, 2011 and 2010, respectively, related to test kits that were sold for which the Company’s obligations to provide service were deemed remote.

At March 31, 2011 and December 31, 2010, the Company had deferred revenue of approximately $13 thousand and $17 thousand, respectively, reflecting sales of its personal drug testing service for which the performance of the related test had not yet occurred and future obligations were not deemed remote.

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

7.   Subsequent Events

The Company evaluated all events or transactions that occurred after March 31, 2011 up through the time of filing with the SEC our Quarterly Report on Form 10-Q for the period ended March 31, 2011. During this period, the Company did not have any material recognizable subsequent events, except as disclosed herein.

On May 5, 2011, the Company declared a quarterly dividend of $0.12 per share for a total of $628 thousand, which will be paid on May 27, 2011 to shareholders of record on May 16, 2011.

8.   Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update, “Fair Value Measurements and disclosures (ASU 820) – Improving Disclosures about Fair Value Measurements,” which provides additional guidance relating to fair value measurement disclosures. Specifically, companies will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and the reasons for those transfers. For Level 3 fair value measurements, the new guidance requires a gross presentation of activities within the Level 3 roll forward.  Additionally, the FASB also clarified existing fair value measurement disclosure requirements relating to the level of disaggregation, inputs, and valuation techniques. This ASU became effective for interim or annual reporting periods beginning after December 15, 2009, except for the detailed Level 3 disclosures, which became effective for interim or annual reporting periods beginning after December 15, 2010.  The adoption of this pronouncement did not have an effect on the Company’s financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB EITF , or ASU 2009-13. ASU 2009-13 will separate multiple-deliverable revenue arrangements. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The amendments of this update will replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments of this update will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The amendments in this update will require that a vendor determine its best estimated selling price in a manner consistent with that used to determine the price to sell the deliverable on a standalone basis. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted this standard in the first quarter of 2011.  The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Revenues for the first quarter of 2011 were $6.0 million, an increase of 34% from first quarter 2010 revenue of $4.5 million. The Company reported net income of $0.16 per diluted share for the three months ended March 31, 2011, compared to net income of $0.10 per share in the comparable period in 2010.  At March 31, 2011, the Company had $4.7 million of cash, cash equivalents and short-term investments.  The Company distributed $625 thousand or $0.12 per share of cash dividends to its shareholders in the three months ended March 31, 2011.  The Company has paid fifty-eight consecutive quarterly cash dividends.

RESULTS OF OPERATIONS

Revenues were $6.0 million for three months ended March 31, 2011 compared to revenues of $4.5 million for the three months ended March 31, 2010, representing an increase of 34%. The increase in revenues for the three months ended March 31, 2011 was a result of an increase in testing volume from new and existing clients of 37%, while the average revenue per sample decreased 3% during the same period due to mix of clients.

Gross profit increased $1.0 million to $3.6 million for the three months ended March 31, 2011, compared to $2.6 million for the three months ended March 31, 2010.  Direct costs grew by $472 thousand or 25% for the three months ended March 31, 2011 compared to the same period in 2010, mainly due to a greater volume of samples as well as a higher cost of supplies. The gross profit margin increased to 60% for the three months ended March 31, 2011 compared to 57% for the comparable period of 2010, mainly as a result of an increase in volume against direct fixed costs.

General and administrative (“G&A”) expenses were $970 thousand and $972 thousand for the three months ended March 31, 2011 and 2010, respectively.  As a percentage of revenue, G&A expenses were 16% and 22% for the three months ended March 31, 2011 and 2010, respectively.  This lower percentage is a result of higher revenues, as the G&A costs were almost the same.

Marketing and selling expenses were $1.0 million for the three months ended March 31, 2011 as compared to $624 thousand for the three months ended March 31, 2010, an increase of 63%.  Total marketing and selling expenses represented 17% of revenue for the three months ended March 31, 2011, compared to 14% for the comparable period of 2010.  The increase in marketing and selling expenses was primarily from the addition of a Vice President of Sales & Marketing, which was vacant in the first quarter of 2010, as well as higher commissions and shipping costs related to higher sales.

Research and development (“R&D”) expenses for the three months ended March 31, 2011 were $142 thousand compared to $122 thousand for the comparable period of 2010, an increase of 16%.  R&D expenses represented 2% of revenue in the first quarter 2011 and 3% for the comparable period of 2010.

Interest income for the three months ended March 31, 2011 decreased by $6 thousand to $2 thousand when compared to the same period of 2010 in which interest income was $8 thousand.  Interest income represented interest and dividends earned on cash and cash equivalents and short-term investments.  Lower interest rates on our mix of cash, cash equivalents and short-term investments caused the decrease in interest income for the three month period ended March 31, 2011.

Provision for income taxes During the three months ended March 31, 2011 and 2010, the Company recorded tax provisions of $634 thousand and $338 thousand, respectively. These provisions represented effective tax rates of 42% for the three months ended March 31, 2011 and 40% for the comparable period of 2010. The Company continues to monitor the effective tax rate, but does not expect a significant change for the remaining nine months of 2011.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011, the Company had approximately $4.7 million of cash, cash equivalents and short-term investments.  The Company's operating activities used net cash of $90 thousand for the three months ended March 31, 2011.  Investing activities used $286 thousand of cash while financing activities used $625 thousand of cash during the first three months of 2011.

Cash used by operating activities of $90 thousand reflected net income of $858 thousand adjusted for depreciation and amortization of $85 thousand, and stock-based compensation of $95 thousand.  This was offset by an increase in accounts receivable of $590 thousand, a decrease in accounts payable of $236k, a decrease of accrued expenses of $40 thousand, an increase in other current assets of $221 thousand and a decrease of other current liabilities of $3 thousand. Cash used in investing activities included equipment and leasehold improvements of $228 thousand which were purchased during the first quarter of 2011.  We anticipate spending $300 thousand to $600 thousand in additional capital purchases for the remainder of 2011.

During the three months ended March 31, 2011, the Company distributed $625 thousand in cash dividends to its shareholders.  In the first three months of 2011 and 2010, the Company did not repurchase any of its shares.  In total, 665,345 shares have been repurchased.

Contractual obligations as of March 31, 2011 were as follows:

	Less Than One Year	1-3 Years	4-5 years	After 5 Years	Total
	(in thousands)
Operating leases	$544	$623	$33	$-	$1,200
Purchase commitment	397	-	-	-	397
	$941	$623	$33	$-	$1,597

The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier in exchange for variable annual payments based upon prior year purchases.  Purchases amounted to $132 thousand for the three months ended March 31, 2011 as compared to $118 thousand for the comparable period of 2010.  The Company expects to purchase approximately $397 thousand for the remainder of 2011.  In exchange for exclusivity, among other things, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company’s purchase commitments.  This agreement does not include a fixed termination date; however, it is cancelable upon mutual agreement by the parties or six months after termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.

At March 31, 2011, the Company's principal sources of liquidity included an aggregate of approximately $4.7 million of cash, cash equivalents and short-term investments.  Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures for the next 12 months.  Depending upon the Company's results of operations and capital needs, the Company may use various financing sources to raise additional funds, although the Company does not have any such plans at this time.  At March 31, 2011, the Company had no long-term debt.

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

The Company recognizes revenue under ASC 605, Revenue Recognition.  In accordance with ASC 605, the Company considers testing, training and storage elements as one unit of accounting for revenue recognition purposes, as the training and storage costs are de minimis and do not have stand-alone value to the customer. The Company recognizes revenue as the service is performed and reported to the customer, since the predominant deliverable in each arrangement is the testing of the units.

The Company also provides expert testimony, when and if necessary, to support the results of the tests, which is generally billed separately and recognized as the services are provided.

Deferred revenue represents payments received in advance of the performance of drug testing procedures, generally in relation to the personal drug testing kits PDT-90.  Deferred revenue is recognized as revenue when the underlying test results are delivered.  With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance.  Revenue is then recognized when the Company can reasonably, reliably and objectively determine that it is remote that performance will be required for an estimable portion of transactions.  The Company recorded $3 thousand and $6 thousand of revenue in the results of operations for the three months ended March 31, 2011 and 2010, respectively, related to test kits that were sold for which the Company’s obligations to provide service were deemed remote.

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

The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve.  The Company has provided for its estimated taxes payable in the accompanying financial statements.  Interest and penalties related to income tax matters are recognized as a general and administrative expense.  The Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued as of March 31, 2011 or December 31, 2010.

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

PART II OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2010 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of treasury stock in the first quarter of 2011.

Item 6. Exhibits

See Exhibit Index included in this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation

Date: May 6, 2011	By:	/s/ Raymond C. Kubacki, Jr.
Raymond C. Kubacki, Jr.
Chairman and Chief Executive Officer
(principal executive officer)

Date: May 6, 2011	By:	/s/ Neil L. Lerner
Neil L. Lerner
Vice President and Controller
(principal accounting officer)

PSYCHEMEDICS CORPORATION
FORM 10-Q
March 31, 2011
EXHIBIT INDEX