Form 10-Q
period 2011-06-30
PSYCHEMEDICS CORP
filed 2011-08-16
CIK 806517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

  For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if smaller reporting Company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐  No ☒

The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at August 15, 2011 was 5,238,207.

PSYCHEMEDICS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2011

PSYCHEMEDICS CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$2,618,313	$3,720,488
Short-term investments	2,020,231	2,018,452
Accounts receivable, net of allowance for doubtful accounts of $136,279 in 2011 and $119,295 in 2010	5,055,636	3,905,821
Prepaid expenses and other current assets	839,790	700,822
Deferred tax assets	316,231	239,831

Total Current Assets	10,850,201	10,585,414

Fixed Assets:
Equipment & leasehold improvements	12,275,884	11,730,866
Less accumulated depreciation	(10,831,343)	(10,663,996)

Net Fixed Assets	1,444,541	1,066,870

Other Assets	179,425	114,037

Total Assets	$12,474,167	$11,766,321

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$411,632	$699,833
Accrued expenses	1,502,162	1,302,370
Deferred revenue	11,430	16,605

Total Current Liabilities	1,925,224	2,018,808

Shareholders' Equity:
Preferred-stock, $0.005 par value, 872,521 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.005 par value; 50,000,000 shares authorized 5,903,552 shares issued in 2011 and 5,877,358 shares issued 2010	29,518	29,387
Paid-in capital	27,868,608	27,764,992
Accumulated deficit	(7,289,785)	(7,987,468)
Less - Treasury stock, at cost, 665,345 shares in 2011 and 2010	(10,059,398)	(10,059,398)

Total Shareholders' Equity	10,548,943	9,747,513

Total Liabilities and Shareholders' Equity	$12,474,167	$11,766,321

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$6,227,785	$5,422,120	$12,227,524	$9,886,363
Cost of revenues	2,489,193	2,042,225	4,872,219	3,952,879

Gross profit	3,738,592	3,379,895	7,355,305	5,933,484

Operating expenses:
General & administrative	909,395	938,269	1,879,459	1,909,883
Marketing & selling	950,178	751,746	1,964,295	1,375,377
Research & development	121,053	125,429	263,504	247,911

Total operating expenses	1,980,626	1,815,444	4,107,258	3,533,171

Operating income	1,757,966	1,564,451	3,248,047	2,400,313
Interest income	1,812	6,306	4,017	14,482

Net income before provision for income taxes	1,759,778	1,570,757	3,252,064	2,414,795

Provision for income taxes	666,556	697,817	1,300,354	1,035,432

Net income	$1,093,222	$872,940	$1,951,710	$1,379,363

Basic net income per share	$0.21	$0.17	$0.37	$0.27

Diluted net income per share	$0.21	$0.17	$0.37	$0.26

Dividends declared per share	$0.12	$0.12	$0.24	$0.24

Weighted average common shares outstanding, basic	5,233,200	5,206,085	5,222,665	5,201,741

Weighted average common shares outstanding, diluted	5,241,510	5,219,845	5,231,790	5,212,949

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,951,710	$1,379,363

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	170,560	125,034
Stock-based compensation	190,739	222,228
Deferred income taxes	(76,400)	(12,605)
Changes in operating assets and liabilities:
Accounts receivable	(1,149,815)	(1,252,245)
Prepaid expenses and other current assets	(138,968)	(240,569)
Accounts payable	(288,201)	88,898
Accrued expenses	199,792	82,034
Deferred revenue	(5,175)	(14,085)
Net cash provided by operating activities	854,242	378,053

CASH FLOWS USED IN INVESTING ACTIVITIES:

Purchases of short-term investments	(15,234,872)	(1,009,642)
Sales of short-term investments	15,233,093	-
Purchases of fixed assets	(545,018)	(235,931)
Other assets	(68,601)	-
Net cash used in investing activities	(615,398)	(1,245,573)

CASH FLOWS USED IN FINANCING ACTIVITIES:

Proceeds from issuance of stock, net of tax withholding	(86,992)	(49,261)
Cash dividends paid	(1,254,027)	(1,249,222)
Net cash used in financing activities	(1,341,019)	(1,298,483)

Net decrease in cash	(1,102,175)	(2,166,003)

Cash and Cash Equivalents, beginning of period	3,720,488	4,840,367
Cash and Cash Equivalents, end of period	$2,618,313	$2,674,364

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$1,129,000	$615,000

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q.  Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein.  It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (“the Company,” “our Company,” “our” or “we”) as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 25, 2011.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included.  The results of operations for the three and six months ended June 30, 2011 may not be indicative of the results that may be expected for the year ending December 31, 2011, or any other period.

2.	Cash, Cash Equivalents & Short-Term Investments

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.  Cash equivalents consist of cash savings and U.S. government insured certificates of deposit (CDs).  As of June 30, 2011 and December 31, 2010, all cash equivalents were in CDs.

As of June 30, 2011, the Company had $2.0 million of CDs with maturities of greater than 13 weeks classified as short-term investments.  The Company accounts for investment securities in accordance with the FASB codification topic ASC 320, “Fair Value Debt and Equity Securities,” (ASC 320).  Under ASC 320, investments that the Company has positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost, which approximates fair market value. The Company intends and has the ability to hold all the CDs to maturity.

3.	Stock-Based Compensation

2006 Incentive Plan

On March 24, 2011, the Company’s Board of Directors approved an amendment and restatement of the 2006 Equity Incentive Plan (now called the 2006 Incentive Plan), which included an increase in the number of shares available for issuance thereunder by 250,000 shares.  The amendment and restatement was ratified by shareholders at the 2011 Annual Stockholders’ meeting held on May 24, 2011.  All references in this footnote 3 to the 2006 Incentive Plan and the number of shares reserved for issuance and available for future issuance thereunder include the effect of the amendment and restatement.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

3.	Stock-Based Compensation (continued)

The Company’s 2006 Incentive Plan provides for the grant or issuance to officers, directors, employees and consultants of options with terms of up to ten years, restricted stock, issuances of stock bonuses or other stock-based awards, covering up to 500,000 shares of common stock.  As of June 30, 2011, 275,450 shares remained available for future grant under the 2006 Incentive Plan.

The Company granted stock unit awards (SUAs) covering 59,000 shares of common stock on May 24, 2011.  There were no previously granted awards that terminated during the first six months of 2011.  Historically, the SUAs vest over a period of two years for non-employee board members and four years for employees and are convertible into an equivalent number of shares of the Company’s common stock provided that the director or employee receiving the award remains continuously employed throughout the vesting period.  The Company records compensation expense related to the SUAs on a straight-line basis over the vesting term of the SUAs.  Employees are issued shares upon vesting, net of tax withholdings, unless the employee chooses to receive all shares and pay for the associated employment taxes.  No other types of equity-based awards have been granted or issued under the 2006 Incentive Plan.

A summary of activity for SUAs under the Company’s 2006 Incentive Plan for the six months ended June 30, 2011 is as follows:

	Number of Shares	Aggregate Intrinsic Value (1)
		(000s)
Unvested, December 31, 2010	94,700
Granted	59,000
Forfeited/Expired	(8,406)
Converted to common stock	(26,194)
Unvested, June 30, 2011	119,100	$1,133

Available for grant, June 30, 2011	275,450

(1)	The aggregate intrinsic value on this table was calculated based on the closing market value of the Company’s stock on June 30, 2011 ($9.51).

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

3.	Stock-Based Compensation (continued)

Expired Plans
As of June 30, 2011, the Company also had outstanding an aggregate of 275,821 options to acquire common stock under plans that had previously expired.  A summary of stock option activity for the Company’s expired stock option plans for the six months ended June 30, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (2)
				(000s)
Outstanding, December 31, 2010	289,371	$13.96
Granted	-	-
Exercised	-	-
Terminated/Expired	(13,550)	$19.13
Outstanding, June 30, 2011	275,821	$13.71	3.3 years	$14
Exercisable, June 30, 2011	275,821	$13.71	3.3 years	$14
Available for grant, June 30, 2011	-

(2)
The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on the June 30, 2011 ($9.51) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option.

All Stock-Based Compensation Plans
As of June 30, 2011, a total of 670,371 shares of common stock were reserved for issuance under the various stock option and stock-based plans including the previously expired plans.  As of June 30, 2011, the unamortized fair value of awards relating to outstanding SUAs and options was $1.0 million, which is expected to be expensed over a weighted average period of 3.2 years.

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

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Basic and diluted weighted average common shares outstanding are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(in thousands)

Weighted average common shares	5,233	5,206	5,223	5,202
Common equivalent shares	9	14	9	11
Weighted average common shares outstanding, assuming dilution	5,242	5,220	5,232	5,213

For the three months ended June 30, 2011 and 2010, options to purchase 262 thousand and 306 thousand common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive. The figures for the six month period ended June 30, 2011 and 2010 were 267 thousand and 321 thousand common shares, respectively.

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

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Deferred revenue represents payments received in advance of the performance of drug testing procedures, in relation to the personal drug testing kits PDT-90.  Deferred revenue is recognized as revenue when the underlying test results are delivered.  With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance.  Revenue is then recognized when the Company can reasonably, reliably and objectively determine that it is remote that performance will be required for an estimable portion of transactions.  The Company recorded $3 thousand and $12 thousand of revenue in the results of operations for the three months ended June 30, 2011 and 2010, respectively, related to test kits that were sold for which the Company’s obligations to provide service were deemed remote. The Company recorded $6 thousand and $19 thousand of revenue in the results of operations for the six months ended June 30, 2011 and 2010, respectively, related to test kits that were sold for which the Company’s obligations to provide service were deemed remote.

At June 30, 2011 and December 31, 2010, the Company had deferred revenue of approximately $11 thousand and $17 thousand, respectively, reflecting sales of its personal drug testing service for which the performance of the related test had not yet occurred and future obligations were not deemed remote.

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

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The financial assets of the Company measured at fair value on a recurring basis are cash and cash equivalents and short-term investments.  The Company’s cash equivalents and short-term investments are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices that are accessible at the measurement date for identical assets and liabilities.

7.	Subsequent Events

The Company evaluated all events or transactions that occurred after June 30, 2011 up through the time of filing with the SEC our Quarterly Report on Form 10-Q for the period ended June 30, 2011. During this period, the Company did not have any material recognizable subsequent events, except as disclosed herein.

On August 10, 2011, the Company declared a quarterly dividend of $0.12 per share for a total of $629 thousand, which will be paid on September 2nd, 2011 to shareholders of record on August 22, 2011.

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

Revenues for the second quarter of 2011 were $6.2 million, an increase of 15% from the second quarter 2010 revenue of $5.4 million. The Company reported net income of $0.21 per diluted share for the three months ended June 30, 2011, compared to net income of $0.17 per share in the comparable period in 2010.  At June 30, 2011, the Company had $4.6 million of cash, cash equivalents and short-term investments.  The Company distributed $626 thousand or $0.12 per share of cash dividends to its shareholders in the three months ended June 30, 2011.  The Company has paid fifty-nine consecutive quarterly cash dividends.

RESULTS OF OPERATIONS

Revenues were $6.2 million for three months ended June 30, 2011 compared to revenues of $5.4 million for the three months ended June 30, 2010, representing an increase of 15%. The increase in revenues for the three months ended June 30, 2011 was a result of an increase in testing volume from new and existing clients of 15%.  The average revenue per sample was the same as for the comparative period in 2010.  Revenues for the six months ended June 30, 2011 were $12.2 million, representing an increase of 24% in revenues from the comparable period of 2010 of $9.9 million.  The increase was primarily due to an increase in volume, as test samples increased 26% from the first half of 2010.

Gross profit increased $0.3 million to $3.7 million for the three months ended June 30, 2011, compared to $3.4 million for the three months ended June 30, 2010.  Direct costs grew by $447 thousand or 22% for the three months ended June 30, 2011 compared to the same period in 2010, mainly due to a greater volume of samples. The gross profit margin decreased to 60% for the three months ended June 30, 2011 compared to 62% for the comparable period of 2010.  In 2010, the margin was higher than expected due to lower supplies expense which was a result of additional supply purchases and expense in the first quarter of 2010. Gross profit for the six months ended June 30, 2011 increased $1.4 million to $7.4 million compared to $5.9 million for the comparable period in 2010.  Direct costs increased by $919 thousand or 23% for the six months ended June 30, 2011 when compared to the same period in 2010, mostly due to a greater volume in samples and partly due to an increase in supplies related to new business.  The gross profit margin for the six month period ended June 30, 2011 and June, 30, 2010 was 60%.

General and administrative (“G&A”) expenses were $909 thousand and $938 thousand for the three months ended June 30, 2011 and 2010, respectively.  As a percentage of revenue, G&A expenses were 15% and 17% for the three months ended June 30, 2011 and 2010, respectively.  General and administrative expenses were $1.9 million for both the six months ended June 30, 2011 and 2010.  As a percentage of revenue, G&A expenses were 15% and 19% for the six months ended June 30, 2011 and 2010, respectively.

Marketing and selling expenses were $950 thousand for the three months ended June 30, 2011 as compared to $752 thousand for the three months ended June 30, 2010, an increase of 26%.  Total marketing and selling expenses represented 15% of revenue for the three months ended June 30, 2011, compared to 14% for the comparable period of 2010.  The increase in marketing and selling expenses was primarily from the addition of three sales positions, as well as higher commissions and shipping costs (for supplies sent to customers) related to higher sales.  For the six months ended June 30, 2011, marketing and selling expenses were $2.0 million, an increase of $589 thousand from the prior year at $1.4 million.  In addition to the items noted for the second quarter above, the first quarter of 2011 also reflected compensation related expenses for the Vice President of Sales & Marketing, who was hired in April 2010.

Research and development (“R&D”) expenses for the three months ended June 30, 2011 were $121 thousand compared to $125 thousand for the comparable period of 2010, a decrease of 3%.  R&D expenses were 2% of revenue for the second quarter 2011 and 2010.  Research and development expenses for the six months ended June 30, 2011 were $264 thousand compared to $248 thousand in the prior year. R&D expenses represented 2% and 3% of revenue for the six months ended 2011 and 2010, respectively.

Interest income for the three months ended June 30, 2011 decreased by $4 thousand to $2 thousand when compared to the same period of 2010 in which interest income was $6 thousand.  Interest income represented interest and dividends earned on cash and cash equivalents and short-term investments.   Interest income for the six months ended June 30, 2011 decreased $10 thousand to $4 thousand as compared to $14 thousand for the same period in 2010.  Decreasing interest rates on our mix of cash, cash equivalents and short-term investments caused the decrease in interest income for both the three and six month periods ended June 30, 2011.

Provision for income taxes During the three months ended June 30, 2011 and 2010, the Company recorded tax provisions of $667 thousand and $698 thousand, respectively. These provisions represented effective tax rates of 38% for the three months ended June 30, 2011 and 44% for the comparable period of 2010.  In 2010, the tax rate was unusually high due to a deferred tax asset write-off related to stock compensation.  During the six months ended June 30, 2011 and June 30, 2010, the Company recorded tax provisions of $1.3 million and $1.0 million, respectively.  These provisions represented effective tax rates of 40% for the six month periods ended June 30, 2011 and 43% for the comparative period last year.  The 40% represents the current estimate of the year-end tax rate. The Company continues to monitor the effective tax rate, but does not expect a significant change for the remaining six months of 2011.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011, the Company had approximately $4.6 million of cash, cash equivalents and short-term investments.  The Company's operating activities provided net cash of $854 thousand for the six months ended June 30, 2011.  Investing activities used $615 thousand of cash while financing activities used $1.3 million of cash during the first six months of 2011.

Cash provided by operating activities of $854 thousand reflected net income of $1.9 million adjusted for depreciation and amortization of $171 thousand, accrued expenses of $200 thousand and stock-based compensation of $191 thousand.  This was offset by deferred income taxes of $76 thousand, an increase in accounts receivable of $1.1 million, a decrease in accounts payable of $288 thousand, a decrease in other current assets of $139 thousand and a decrease of other current liabilities of $5 thousand. Cash used in investing activities included equipment and leasehold improvements of $545 thousand which were purchased during the six months of 2011.  We anticipate spending $400 thousand to $700 thousand in additional capital purchases for the remainder of 2011.

During the six months ended June 30, 2011, the Company distributed $1.3 million in cash dividends to its shareholders.  In the first six months of 2011, the Company did not repurchase any of its shares.  In total, 665,345 shares have been repurchased.

Contractual obligations as of June 30, 2011 were as follows:

	Less Than One Year	1-3 Years	4-5 years	After 5 Years	Total
	(in thousands)
Operating leases	$541	$496	$25	$-	$1,062
Purchase commitment	265	-	-	-	265
	$806	$496	$25	$-	$1,327

The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier in exchange for variable annual payments based upon prior year purchases.  Purchases amounted to $264 thousand for the six months ended June 30, 2011 as compared to $236 thousand for the comparable period of  2010.  The Company expects to purchase approximately $265 thousand for the remainder of 2011.  In exchange for exclusivity, among other things, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company’s purchase commitments.  This agreement does not include a fixed termination date; however, it is cancelable upon mutual agreement by the parties or six months after termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.

At June 30, 2011, the Company's principal sources of liquidity included an aggregate of approximately $4.6 million of cash, cash equivalents and short-term investments.  Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures for the next 12 months.  Depending upon the Company's results of operations and capital needs, the Company may use various financing sources to raise additional funds, although the Company does not have any such plans at this time.  At June 30, 2011, the Company had no long-term debt.

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

Deferred revenue represents payments received in advance of the performance of drug testing procedures, generally in relation to the personal drug testing kits PDT-90.  Deferred revenue is recognized as revenue when the underlying test results are delivered.  With respect to a portion of these transactions, there may be instances where the customer ultimately does not require performance.  Revenue is then recognized when the Company can reasonably, reliably and objectively determine that it is remote that performance will be required for an estimable portion of transactions.  The Company recorded $3 thousand and $12 thousand of revenue in the results of operations for the three months ended June 30, 2011 and 2010, respectively, related to test kits that were sold for which the Company’s obligations to provide service were deemed remote.

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

The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve.  The Company has provided for its estimated taxes payable in the accompanying financial statements.  Interest and penalties related to income tax matters are recognized as a general and administrative expense.  The Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued as of June 30, 2011 or December 31, 2010.

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

Item 4. Controls and Procedures

As of the date of this report, our Chief Executive Officer and our Vice President of Finance performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Vice President of Finance concluded that the Company’s disclosure controls and procedures were effective for ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and disclosed within the time periods specified in the SEC’s rules and forms, and that its disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, to allow timely decisions regarding required disclosure.  There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these internal controls over financial reporting subsequent to the date of the most recent evaluation.

PART II OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2010 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of treasury stock in the first six months of 2011.

Item 6. Exhibits

See Exhibit Index included in this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation

Date: August 15, 2011	By:	/s/ Raymond C. Kubacki, Jr.
Raymond C. Kubacki, Jr.
Chairman and Chief Executive Officer
(principal executive officer)

Date: August 15, 2011	By:	/s/ Neil L. Lerner
Neil L. Lerner
Vice President of Finance
(principal accounting officer)

PSYCHEMEDICS CORPORATION
FORM 10-Q
June 30, 2011
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