Form 10-Q
period 2011-09-30
PSYCHEMEDICS CORP
filed 2011-11-04
CIK 806517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at November 3, 2011 was 5,235,422.

PSYCHEMEDICS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PSYCHEMEDICS CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$3,501,525	$3,720,488
Short-term investments	—	2,018,452
Accounts receivable, net of allowance for doubtful accounts of $138,067 in 2011 and $119,295 in 2010	6,197,433	3,905,821
Prepaid expenses and other current assets	836,069	700,822
Deferred tax assets	362,153	239,831

Total Current Assets	10,897,180	10,585,414

Fixed Assets:
Equipment & leasehold improvements	12,643,486	11,730,866
Less accumulated depreciation	(10,917,452)	(10,663,996)

Net Fixed Assets	1,726,034	1,066,870

Other Assets	222,724	114,037

Total Assets	$12,845,938	$11,766,321

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$293,930	$699,833
Accrued expenses	1,440,986	1,302,370
Deferred revenue	—	16,605

Total Current Liabilities	1,734,916	2,018,808

Shareholders' Equity:
Preferred-stock, $0.005 par value, 872,521 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.005 par value; 50,000,000 shares authorized 5,903,552 shares issued in 2011 and 5,877,358 shares issued 2010	29,518	29,387
Paid-in capital	27,982,277	27,764,992
Accumulated deficit	(6,818,984)	(7,987,468)
Less - Treasury stock at cost, 668,130 shares in 2011 and 665,345 in 2010	(10,081,789)	(10,059,398)

Total Shareholders' Equity	11,111,022	9,747,513

Total Liabilities and Shareholders' Equity	$12,845,938	$11,766,321

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$6,315,142	$5,106,262	$18,542,666	$14,992,625
Cost of revenues	2,371,255	2,080,214	7,243,474	6,033,093

Gross profit	3,943,887	3,026,048	11,299,192	8,959,532

Operating expenses:
General & administrative	1,018,967	850,312	2,898,426	2,760,195
Marketing & selling	981,197	722,815	2,945,492	2,098,192
Research & development	136,281	116,534	399,785	364,445

Total operating expenses	2,136,445	1,689,661	6,243,703	5,222,832

Operating income	1,807,442	1,336,387	5,055,489	3,736,700
Interest income	773	4,940	4,790	19,422

Net income before provision for income taxes	1,808,215	1,341,327	5,060,279	3,756,122

Provision for income taxes	708,830	523,959	2,009,184	1,559,391

Net income	$1,099,385	$817,368	$3,051,095	$2,196,731

Basic net income per share	$0.21	$0.16	$0.58	$0.42

Diluted net income per share	$0.21	$0.16	$0.58	$0.42

Dividends declared per share	$0.12	$0.12	$0.36	$0.36

Weighted average common shares outstanding, basic	5,237,603	5,212,835	5,227,699	5,205,480

Weighted average common shares outstanding, diluted	5,240,895	5,228,378	5,234,577	5,219,760

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,051,095	$2,196,731

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	258,708	205,747
Stock-based compensation	304,408	320,158
Deferred income taxes	(122,322)	(51,773)
Changes in operating assets and liabilities:
Accounts receivable	(2,291,612)	(1,319,509)
Prepaid expenses and other current assets	(135,247)	(202,474)
Accounts payable	(405,903)	180,605
Accrued expenses	138,616	65,841
Deferred revenue	(16,605)	(19,845)
Net cash provided by operating activities	781,138	1,375,481

CASH FLOWS USED IN INVESTING ACTIVITIES:

Purchases of short-term investments	(13,198,341)	(1,010,971)
Sales of short-term investments	15,216,793	--
Purchases of fixed assets	(912,620)	(407,894)
Other assets	(113,939)	--
Net cash provided by (used in) investing activities	991,893	(1,418,865)

CASH FLOWS USED IN FINANCING ACTIVITIES:

Proceeds from issuance of stock, net of tax withholding	(86,992)	(49,261)
Acquisition of treasury stock	(22,391)	--
Cash dividends paid	(1,882,611)	(1,874,762)
Net cash used in financing activities	(1,991,994)	(1,924,023)

Net decrease in cash	(218,963)	(1,967,407)

Cash and Cash Equivalents, beginning of period	3,720,488	4,840,367
Cash and Cash Equivalents, end of period	$3,501,525	$2,872,960

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$1,729,000	$1,525,000

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q.  Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein.  It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (“the Company,” “our Company,” “our” or “we”) as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 25, 2011.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included.  The results of operations for the three and nine months ended September 30, 2011 may not be indicative of the results that may be expected for the year ending December 31, 2011, or any other period.

2.	Cash, Cash Equivalents & Short-Term Investments

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.  Cash equivalents consist of cash savings and U.S. government insured certificates of deposit (CDs).  As of September 30, 2011, the Company had no short-term investments. As of December 31, 2010, all cash equivalents were in CDs.

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

The Company’s 2006 Incentive Plan provides for the grant or issuance to officers, directors, employees and consultants of options with terms of up to ten years, restricted stock, issuances of stock bonuses or other stock-based awards, covering up to 500,000 shares of common stock.  As of September 30, 2011, 275,450 shares remained available for future grant under the 2006 Incentive Plan.

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

A summary of activity for SUAs under the Company’s 2006 Incentive Plan for the nine months ended September 30, 2011 is as follows:

	Number of Shares	Aggregate Intrinsic Value (1)
		(000s)
Unvested, December 31, 2010	94,700
Granted	59,000
Forfeited/Expired/Withheld for Taxes	(8,406)
Converted to common stock	(26,194)	$187
Unvested, September 30, 2011	119,100	$849

Available for grant, September 30, 2011	275,450

(1)	The aggregate intrinsic value on this table was calculated based on the closing market value of the Company’s stock on September 30, 2011 ($7.13).

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

3.	Stock-Based Compensation (continued)

Expired Plans
As of September 30, 2011, the Company also had outstanding an aggregate of 275,821 options to acquire common stock under plans that had previously expired.  A summary of stock option activity for the Company’s expired stock option plans for the nine months ended September 30, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (2)
				(000s)
Outstanding, December 31, 2010	289,371	$13.96
Granted	-	-
Exercised	-	-
Terminated/Expired	(13,550)	$19.13
Outstanding, September 30, 2011	275,821	$13.71	3.1 years	$0
Exercisable, September 30, 2011	275,821	$13.71	3.1 years	$0
Available for grant, September 30, 2011	-

(2)
The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on the September 30, 2011 ($7.13) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option.

All Stock-Based Compensation Plans
As of September 30, 2011, a total of 670,371 shares of common stock were reserved for issuance under the various stock option and stock-based plans including the previously expired plans.  As of September 30, 2011, the unamortized fair value of awards relating to outstanding SUAs and options was $926 thousand, which is expected to be expensed over a weighted average period of 3.0 years.

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

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Basic and diluted weighted average common shares outstanding are as follows:

	Three Months Ended		Nine months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	(in thousands)

Weighted average common shares	5,238	5,213	5,228	5,205
Common equivalent shares	3	15	7	15
Weighted average common shares outstanding, assuming dilution	5,241	5,228	5,235	5,220

For the three months ended September 30, 2011 and 2010, options to purchase 269 thousand and 280 thousand common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive. The figures for the nine month period ended September 30, 2011 and 2010 were 265 thousand and 304 thousand common shares, respectively.

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

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

The Company evaluated all events or transactions that occurred after September 30, 2011 up through the time of filing with the SEC our Quarterly Report on Form 10-Q for the period ended September 30, 2011. During this period, the Company did not have any material recognizable subsequent events, except as disclosed herein.

On November 3, 2011, the Company declared a quarterly dividend of $0.12 per share for a total of $628 thousand, which will be paid on December 1st, 2011 to shareholders of record on November 17, 2011.

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

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB EITF, or ASU 2009-13. ASU 2009-13 separates multiple-deliverable revenue arrangements. The ASU establishes a selling price hierarchy for determining the selling price of a deliverable. The ASU replaces the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. In addition, the ASU eliminates the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The ASU also requires that a vendor determine its best estimated selling price in a manner consistent with that used to determine the price to sell the deliverable on a standalone basis. This standard was effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted this standard in the first quarter of 2011.  The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Revenues for the third quarter of 2011 were $6.3 million, an increase of 24% from the third quarter 2010 revenue of $5.1 million. The Company reported net income of $0.21 per diluted share for the three months ended September 30, 2011, compared to net income of $0.16 per share in the comparable period in 2010.  At September 30, 2011, the Company had $3.5 million of cash, cash equivalents and short-term investments.  The Company distributed $629 thousand or $0.12 per share of cash dividends to its shareholders in the three months ended September 30, 2011.  The Company has paid sixty consecutive quarterly cash dividends.

RESULTS OF OPERATIONS

Revenues were $6.3 million for three months ended September 30, 2011 compared to revenues of $5.1 million for the three months ended September 30, 2010, representing an increase of 24%. The increase in revenues for the three months ended September 30, 2011 was a result of an increase in testing volume from new and existing clients of 26%, while the average revenue per sample decreased 2% during the same period due to a lower average sales price resulting from mix of larger clients.  Revenues for the nine months ended September 30, 2011 were $18.5 million, representing an increase of 23% in revenues from the comparable period of 2010 of $15.0 million.  The increase was primarily due to an increase in volume, as test samples increased 26% from the first nine months of 2010.

Gross profit increased $0.9 million to $3.9 million for the three months ended September 30, 2011, compared to $3.0 million for the three months ended September 30, 2010.  Direct costs grew by $291 thousand or 14% for the three months ended September 30, 2011 compared to the same period in 2010, mainly due to a greater volume of samples. The gross profit margin increased to 63% for the three months ended September 30, 2011 compared to 59% for the comparable period of 2010.  The increase in margin was primarily driven by higher volumes in 2011. Gross profit for the nine months ended September 30, 2011 increased $2.3 million to $11.3 million compared to $9.0 million for the comparable period in 2010.  Direct costs increased by $1.2 million or 20% for the nine months ended September 30, 2011 when compared to the same period in 2010, mostly due to a greater volume in samples.  The gross profit margin for the nine month period ended September 30, 2011 and 2010 was 61% and 60%, respectively.

General and administrative (“G&A”) expenses were $927 thousand and $850 thousand for the three months ended September 30, 2011 and 2010, respectively.  As a percentage of revenue, G&A expenses were 16% and 17% for the three months ended September 30, 2011 and 2010, respectively.  General and administrative expenses were $2.9 million the nine months ended September 30, 2011 and $2.8 million for the comparable period in 2010.  As a percentage of revenue, G&A expenses were 16% and 18% for the nine months ended September 30, 2011 and 2010, respectively.

Marketing and selling expenses were $981 thousand for the three months ended September 30, 2011 as compared to $723 thousand for the three months ended September 30, 2010, an increase of 36%.  Total marketing and selling expenses represented 16% of revenue for the three months ended September 30, 2011, compared to 14% for the comparable period of 2010.  The increase in marketing and selling expenses was primarily from the addition of sales positions, as well as higher commissions and shipping costs (for supplies sent to customers) related to higher sales.  For the nine months ended September 30, 2011, marketing and selling expenses were $2.9 million, an increase of $.8 million from the prior year at $2.1 million.

Research and development (“R&D”) expenses for the three months ended September 30, 2011 were $136 thousand compared to $117 thousand for the comparable period of 2010, an increase of 17%.  R&D expenses were 2% of revenue for the third quarter 2011 and 2010.  Research and development expenses for the nine months ended September 30, 2011 were $400 thousand compared to $364 thousand in the prior year. R&D expenses represented 2% of revenue for the nine months ended 2011 and 2010.

Interest income for the three months ended September 30, 2011 decreased by $4 thousand to $1 thousand when compared to the same period of 2010 in which interest income was $5 thousand.  Interest income represented interest and dividends earned on cash and cash equivalents and short-term investments.  Interest income for the nine months ended September 30, 2011 decreased $14 thousand to $5 thousand as compared to $19 thousand for the same period in 2010.  Decreasing interest rates on our mix of cash, cash equivalents and short-term investments, as well as the conversion of the Company’s short term investments to cash, caused the decrease in interest income for both the three and nine month periods ended September 30, 2011.

Provision for income taxes During the three months ended September 30, 2011 and 2010, the Company recorded tax provisions of $709 thousand and $524 thousand, respectively. These provisions represented effective tax rates of 39% for the three months ended September 30, 2011 and September 30, 2010.  During the nine months ended September 30, 2011 and September 30, 2010, the Company recorded tax provisions of $2.0 million and $1.6 million, respectively.  These provisions represented effective tax rates of 40% for the nine month periods ended September 30, 2011 and 42% for the comparative period last year.  The 40% represents the current estimate of the year-end tax rate.  The Company continues to monitor the effective tax rate, but does not expect a significant change for the remaining three months of 2011.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011, the Company had approximately $3.5 million of cash, cash equivalents, and short term investments.  This is a reduction of $2.2 million from the 2010 year- end balance.  The decrease was due to a delay in August invoicing as a result of a one-time upgrade to our billing system.  The amount was directly offset by an increase in accounts receivable of $2.3 million. The Company's operating activities provided net cash of $781 thousand for the nine months ended September 30, 2011.  Investing activities provided $992 thousand of cash while financing activities used $2.0 million of cash during the first nine months of 2011.

Cash provided by operating activities of $781 thousand reflected net income of $3.1 million adjusted for depreciation and amortization of $259 thousand, accrued expenses of $139 thousand and stock-based compensation of $304 thousand.  This was offset by deferred income taxes of $122 thousand, an increase in accounts receivable of $2.3 million, a decrease in accounts payable of $406 thousand, a decrease in other current assets of $135 thousand and a decrease of other current liabilities of $17 thousand. Cash used in investing activities included equipment and leasehold improvements of $913 thousand which were purchased during the nine months of 2011.  We anticipate spending $200 thousand to $400 thousand in additional capital purchases for the remainder of 2011.

During the nine months ended September 30, 2011, the Company distributed $1.9 million in cash dividends to its shareholders.  In the first nine months of 2011, the Company purchased 2,785 shares of its common stock.  In total, 668,130 shares have been repurchased.

Contractual obligations as of September 30, 2011 were as follows:

	Less Than One Year	1-3 Years	4-5 years	After 5 Years	Total
	(in thousands)
Operating leases	$552	$381	$17	$-	$950
Purchase commitment	132	-	-	-	132
	$684	$381	$17	$-	$1,082

The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier in exchange for variable annual payments based upon prior year purchases.  Purchases amounted to $397 thousand for the nine months ended September 30, 2011 as compared to $353 thousand for the comparable period of 2010.  The Company expects to purchase approximately $132 thousand for the remainder of 2011.  In exchange for exclusivity, among other things, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company’s purchase commitments.  This agreement does not include a fixed termination date; however, it is cancelable upon mutual agreement by the parties or nine months after termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.

At September 30, 2011, the Company's principal sources of liquidity included an aggregate of approximately $3.5 million of cash and cash equivalents.  Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures for the next 12 months.  Depending upon the Company's results of operations and capital needs, the Company may use various financing sources to raise additional funds, although the Company does not have any such plans at this time.  At September 30, 2011, the Company had no long-term debt.

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

The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve.  The Company has provided for its estimated taxes payable in the accompanying financial statements.  Interest and penalties related to income tax matters are recognized as a general and administrative expense.  The Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued as of September 30, 2011 or December 31, 2010.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity.  The Company currently maintains all cash with financial institutions and is receiving minimal interest.  Therefore, there any interest rate risk to the financial statements is immaterial.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equitable securities in the first nine months of 2011.

The following table summarizes repurchases of our common stock in the quarter ended September 30, 2011:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
JUL 1-31	-	-	-	170,852
AUG 1-31	285	$7.757	285	170,567
SEP 1-30	2,500	$8.102	2,500	168,067
Total	2,785	$8.069	2,785

Shares included in the table above were purchased as part of a program authorized by the Board of Directors in March 2008 to purchase up to 250,000 shares.

Item 6. Exhibits

See Exhibit Index included in this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation

Date: November 3, 2011	By:	/s/ Raymond C. Kubacki, Jr.
Raymond C. Kubacki, Jr.
Chairman and Chief Executive Officer
(principal executive officer)

Date: November 3, 2011	By:	/s/ Neil L. Lerner
Neil L. Lerner
Vice President of Finance
(principal accounting officer)

PSYCHEMEDICS CORPORATION
FORM 10-Q
September 30, 2011
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