Form 10-K
period 2011-12-31
PSYCHEMEDICS CORP
filed 2012-03-09
CIK 806517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934). Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). Yes ☐ No ☒

As of June 30, 2011, there were 5,238,207 shares of Common Stock of the Registrant outstanding. The aggregate market value of the Common Stock of the Registrant held by non-affiliates (assuming for these purposes, but not conceding, that all executive officers, directors and 5% shareholders are “affiliates” of the Registrant) as of June 30, 2011 was approximately $25 million, computed based upon the closing price of $9.51 per share on June 30, 2011.

As of February 26, 2012, there were 5,235,422 shares of Common Stock of the Registrant outstanding.

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
For the Year Ended December 31, 2011

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

Item 1. Business

General

Psychemedics Corporation is a Delaware corporation organized on September 24, 1986 to provide testing services for the detection of abused substances through the analysis of hair samples. The Company’s testing methods utilize a proprietary technology to enzymatically dissolve hair samples and then perform radioimmunoyassays on the hair sampled, with confirmation testing by mass spectrometry.

The Company’s primary application of its proprietary technology is as a testing service that analyzes hair samples for the presence of certain drugs of abuse. Employing radioimmunoassay procedures to drug test hair samples differs from the more commonly used approach in which immunoassay procedures are employed to test urine samples. The Company’s tests provide quantitative information that can indicate the approximate amount of drug ingested as well as historical data, which can show a pattern of individual drug use over a longer period of time providing superior detection compared to other types of drug testing. This information is useful to employers for both applicant and employee testing, as well as to physicians, treatment professionals, law enforcement agencies, school administrators, parents concerned about their children’s drug use and other individuals or entities engaged in any business where drug use or potential drug use is an issue. The Company provides commercial testing and confirmation by mass spectrometry using industry-accepted practices for cocaine, marijuana, PCP, methamphetamine (including Ecstasy, which is difficult to detect in urine due to sporadic use patterns and rapid clearance from the body) and opiates (including heroin, hydrocodone, hydromorphone and oxycodone).

Testing services are currently performed at the Company’s laboratory at 5832 Uplander Way, Culver City, California. The Company’s services are marketed under the name RIAH (Radioimmunoassay of Hair), a registered service mark.

Development of Radioimmunoassay of Hair

The application of unique radioimmunoassay procedures to the analysis of hair was initially developed in 1978 by the founders of the Company, Annette Baumgartner and Werner A. Baumgartner, Ph.D. The Baumgartners demonstrated that when certain chemical substances enter the bloodstream, the blood carries these substances to the hair where they become “entrapped” in the protein matrix in amounts approximately proportional to the amount ingested. The Company’s proprietary drugs of abuse testing procedure involves direct analysis of liquefied hair samples by radioimmunoassay procedures utilizing effective reagents and antibodies. The antibodies detect the presence of a specific drug or drug metabolite in the liquefied hair sample by reacting with the drug present in the sample solution, as well as an added radioactive analog of the drug. The resulting antibody-drug complex is precipitated and analyzed. The amount of drug present in the sample is inversely proportional to the amount of radioactive analog in the precipitate. RIA positive results are then confirmed by Mass Spectrometry. Depending upon the length of head hair, the Company is able to provide historical information on drug use by the person from whom the sample was obtained. Since head hair grows approximately 1.3 centimeters per month, a 3.9 centimeter head hair sample can reflect drug ingestion over the approximate several months prior to the collection of the sample. Another testing option involves sectional analysis of the head hair sample. In this procedure, the hair is sectioned lengthwise to approximately correspond to certain time periods. Each section corresponds to a time period, which allows the Company to provide information on patterns of drug use.

Validation of the Company’s Proprietary Testing Method

The process of analyzing human hair for the presence of drugs using the Company’s proprietary method has been the subject of numerous peer-reviewed, scientific field studies. Results from the studies that have been published or accepted for publication in scientific journals are generally favorable to the Company’s technology. Some of these studies were performed with the following organizations: Boston University School of Public Health; Citizens for a Better Community Court, Columbia University; Connecticut Department of Mental Health and Addictive Services; Koba Associates-DC Initiative, Harvard Cocaine Recovery Project, Hutzel Hospital, ISA Associates (Interscience America)-NIDA Workplace Study, University of California-Sleep State Organization, Maternal/Child Substance Abuse Project, Matrix Center, National Public Services Research Institute, Narcotic and Drug Research Institute, San Diego State University-Chemical Dependency Center, Spectrum Inc., Stapleford Centre (London), Task Force on Violent Crime (Cleveland, Ohio); University of Miami-Department of Psychiatry, University of Miami-Division of Neonatology, University of South Florida-Operation Par Inc., University of Washington, VA Medical Center-Georgia, U.S. Probation Parole-Santa Ana and Wayne State University. The above studies include research in the following areas: effects of prenatal drug use, treatment evaluation, workplace drug use, the criminal justice system and epidemiology. Many of the studies have been funded by the National Institute of Justice or the National Institute on Drug Abuse (“NIDA”). Several hundred research articles written by independent researchers have been published supporting the general validity and usefulness of hair analysis.

Some of the Company’s customers have also completed their own testing to validate the Company’s proprietary hair testing method as a prelude to utilizing the Company’s services. These studies have consistently confirmed the Company’s superior detection rate compared to urinalysis testing. When results based on the Company’s proprietary hair testing method were compared to urine results in side-by-side evaluations, 4 to 10 times as many drug abusers were accurately identified by the Company’s proprietary method. In addition to these studies, the Company’s proprietary method is validated through the services it offers to the thousands of clients for whom it has performed testing.

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

Advantages of Using the Company’s Proprietary Method

The Company asserts that hair testing using its proprietary method confers substantive advantages relative to existing means of drug detection through urinalysis. Although urinalysis testing can provide accurate drug use information, the scope of the information is short-term and is generally limited to the type of drug ingested within a few days of the test. Studies published in many scientific publications have indicated that most drugs disappear from urine within a few days.

In contrast to urinalysis testing, hair testing using the Company’s proprietary method can provide long-term historical drug use information resulting in a significantly wider “window of detection.” This “window” may be several months or longer depending on the length of the hair sample. The Company’s standard test offering, however, uses a 3.9 centimeter length head hair sample cut close to the scalp which measures use for approximately the previous several months.

This wider window enhances the detection efficiency of hair analysis, making it particularly useful in pre-employment and random testing. Hair testing not only identifies more drug users, but it may also uncover patterns and severity of drug use (information most helpful in determining the scope of an individual’s involvement with drugs), while serving as a deterrent against the use of drugs. Hair testing employing the Company’s proprietary method greatly reduces the incidence of “false negatives” associated with evasive measures typically encountered with urinalysis testing. For example, urinalysis test results are adversely impacted by excessive fluid intake prior to testing and by adulteration or substitution of the urine sample. Moreover, a drug user who abstains from use for a few days prior to urinalysis testing can usually escape detection. Hair testing is effectively free of these problems, as it cannot be thwarted by evasive measures typically encountered with urinalysis testing. Hair testing is also attractive to customers since sample collection is typically performed under close supervision yet is less intrusive and less embarrassing for test subjects.

Hair testing using the Company’s proprietary method (with mass spectrometry confirmation) further reduces the prospects of error in conducting drug detection tests. Urinalysis testing is more susceptible to problems such as “evidentiary false positives” resulting from passive drug exposure or poppy seeds. To combat this problem, in federally mandated testing, the opiate cutoff levels for urine testing were raised 667% (from 300 to 2,000 ng/ml) on December 1, 1998 and testing for the presence of a heroin metabolite, 6-AM, was required. These requirements, however, effectively reduced the detection time frame for confirmed heroin with 6-AM in urine down to several hours post drug use. In contrast, the metabolite 6-AM is stable in hair and can be detected for months.

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

When compared to other hair testing methods, not only are the Company’s assays cleared by the FDA, they also employ a unique proprietary method of enzyme digestion that the Company believes allows for the most efficient release of drugs from the hair without destroying the drugs. The Company’s method of releasing drugs from hair is a key advantage and results in superior detection rates.

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

Currently, radioimmunoassay testing using hair samples under the Company’s proprietary method is only practiced by Psychemedics Corporation.

The Company’s prices for its tests are generally somewhat higher than prices for tests using urinalysis, but the Company believes that its superior detection rates provide more value to the customer. This pricing policy could, however, adversely impact the growth of the Company’s sales volume.

Intellectual Property

Certain aspects of the hair analysis method currently used by the Company are covered by US patents and foreign patents as well as trade secrets and proprietary processes owned by the Company. The Company has been granted a total of seven US patents.

On December 27, 2011, a patent was issued to the Company that focuses on liquefying hair and releasing drugs trapped in the hair without destroying the drugs. The new patented method can be used with a broad range of immunoassay screen techniques, mass spectrometry methods, and chromatographic procedures. The Company’s ability to protect the confidentiality of its trade secrets is dependent upon the Company’s internal safeguards and upon the laws protecting trade secrets and unfair competition. In the event that patent protection or protection under the laws of trade secrets was not sufficient and the Company’s competitors succeeded in duplicating the Company’s products, the Company’s business could be materially adversely affected.

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

3. Parents

The Company also offers a personal drug testing service, known as “PDT-90”®, for parents concerned about drug use by their children. It allows parents to collect a small sample from their child in the privacy of the home, send it to the Company’s laboratory and have it tested for drugs of abuse by the Company. The PDT-90 testing service uses the same proprietary method that is used with the Company’s workplace testing service.

4. Research

The Company is involved in ongoing studies involving use of drugs of abuse in various populations, including the following: Boston Medical Center, Boston University School of Public Health, University of North Carolina Chapell, Johns Hopkins Bloomberg School Of Public Health, Mclean Hospital, Wayne State University and Chemistry and Drug Metabolism Section, NIDA.

Sales and Marketing

The Company markets its corporate drug testing services primarily through its own sales force and through distributors. Sales offices are located in several major cities in the United States in order to facilitate communications with corporate employers. The Company markets its home drug testing service, PDT-90, through the Internet.

Competition

The Company competes directly with numerous commercial laboratories that test for drugs primarily through urinalysis testing. Most of these laboratories, such as Laboratory Corporation of America and Quest Diagnostics, have substantially greater financial resources, market identity, marketing organizations, facilities, and numbers of personnel than the Company. The Company has been steadily increasing its base of corporate customers and believes that future success with new customers is dependent on the Company’s ability to communicate the advantages of implementing a drug program utilizing the Company’s proprietary hair analysis method.

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

The Company also competes with other hair testing laboratories. The Company distinguishes itself from hair testing competitors by emphasizing the superior results the Company is able to obtain through use of its proprietary extraction method (getting drug out of the hair), unique to the Company, in combination with the Company’s FDA cleared immunoassay screen.

In addition, Psychemedics is the only laboratory with FDA clearance for a five-drug panel test that is not limited to head hair samples for drugs of abuse. To date, no other laboratory engaged in hair testing has received approval or clearance from the FDA on all of its assays for the testing of both head and body hair samples (two other laboratories have either partial FDA clearance or clearance specific to head hair samples only).

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

In November 2011, the Company received ISO/IEC 17025 International Accreditation for a broad spectrum of laboratory testing including drugs of abuse and forensics in hair and urine specimens. ISO/IEC 17025 accreditation provides formal recognition to laboratories that demonstrate technical competency, and maintains this recognition through periodic evaluations to ensure continued compliance.

Research and Development

The Company is continuously engaged in research and development activities. During the years ended December 31, 2011, 2010 and 2009, $607,408, $481,433, and $467,435, respectively, were expended for research and development. The Company continues to perform research activities to develop new products and services and to improve existing products and services utilizing the Company’s proprietary technology. The Company also continues to evaluate methodologies to enhance its drug screening capabilities. Additional research using the Company’s proprietary technology is being conducted by outside research organizations through government-funded studies.

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

Employees

As of December 31, 2011, the Company had 119 full-time equivalent employees, of whom 3 full-time employees were in research and development. None of the Company’s employees is subject to a collective bargaining agreement.

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

In order to remain competitive, we need to continually improve our products, develop new technologies to replace older technologies that have either become obsolete or for which patent protection is no longer available. It is uncertain whether we will continually be able to develop services that are more efficient, effective or that are suitable for our customers. Our ability to create viable products or services depends on many factors, including the implementation of appropriate technologies, the development of effective new research tools, the complexity of the chemistry and biology, the lack of predictability in the scientific process and the performance and decision-making capabilities of our scientists. There is no guarantee that our research and development teams will be successful in developing improvements to our technology.

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

Because we have historically paid dividends, any cessation of our program or reduction in our quarterly dividend could affect our stock price. We have paid dividends on our common stock for 61 consecutive quarters. It is our intent to continue this practice as long as we are able. However, if we are forced to cease this practice or reduce the amount of the regular dividend, due to operating or economic conditions, our stock price could suffer. In December 2008, the Company also paid a special dividend. Investors should not anticipate or expect any future or recurring special dividends. Further, if the Company ceases its future dividends, a return on investment in our common stock would depend entirely upon future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

The general economic condition could deteriorate.

Our business is dependent upon new hiring and the supply of new jobs created by overall economic conditions. If the economy deteriorates, leading to a downturn in new job creation, our business and stock price could be adversely affected.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company maintains its corporate office and northeast sales office at 125 Nagog Park, Acton, Massachusetts; the office consists of 3,971 square feet and is leased through February 2015.

The Company leases 18,000 square feet of space in Culver City, California, for laboratory purposes. This facility is leased through December 31, 2015 with an option to renew for an additional two years. The Company also leases an additional 5,400 square feet of space in Culver City, California for customer service and information technology purposes. This office space is leased through December 31, 2015 with an option to renew for an additional two years.

Item 3. Legal Proceedings

The Company is involved in various suits and claims in the ordinary course of business. The Company does not believe that the disposition of any such suits or claims will have a material adverse effect on the continuing operations or financial condition of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NASDAQ Stock Market under the symbol “PMD”. As of February 23, 2012, there were 197 record holders of the Company’s common stock. The number of record owners was determined from the Company’s stockholder records maintained by the Company’s transfer agent and does not include beneficial owners of the Company’s common stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of the Company’s common stock held by others as or in nominee names exceeds 2,000.

The following table sets forth for the periods indicated the range of prices for the Company’s common stock as reported by the NASDAQ Stock Exchange and dividends declared by the Company.

	High	Low	Dividends
Fiscal 2010:
First Quarter	$8.21	$7.17	$0.120
Second Quarter	9.03	7.54	0.120
Third Quarter	9.72	7.76	0.120
Fourth Quarter	9.95	6.89	0.120
Fiscal 2011:
First Quarter	$11.09	$7.98	$0.120
Second Quarter	11.12	9.00	0.120
Third Quarter	9.84	6.85	0.120
Fourth Quarter	9.34	7.33	0.120

The Company has paid dividends over the past fifteen years. It most recently declared a dividend in February, 2012, which will be paid in March, 2012. The Company’s current intention is to continue to declare dividends to the extent funds are available and not required for operating purposes or capital requirements, and only then, upon approval by the Board of Directors.

Issuer Purchases of Equity Securities

During 2011, the Company repurchased 2,785 common shares for treasury. No shares were purchased in the fourth quarter.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of common stock of the Company during 2011.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2011, with respect to shares of the Company’s common stock that were issuable under the Company’s 2006 Incentive Plan (the “2006 Incentive Plan”).

The table does not include information with respect to shares subject to outstanding options granted under other equity compensation plans that were no longer in effect on December 31, 2011. Footnote (2) to the table sets forth the total number of shares of common stock issuable upon the exercise of options under such expired or discontinued plans as of December 31, 2011, and the weighted average exercise price of those options. No additional options may be granted under such other expired or discontinued plans.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities That Remained Available for Future Issuance (c)
Equity compensation plans approved by security holders (1) (2)	119,100	$0.00	275,450
Equity compensation plans not approved by security holders	—	—	—
Total	119,100	$0.00	275,450

(1)	Consists of the 2006 Incentive Plan.

(2)	This table does not include information for the Company’s 2000 Stock Option Plan (discontinued on May 11, 2006). As of December 31, 2011, a total of 221,239 shares of common stock were issuable upon the exercise of outstanding options under the foregoing discontinued plan. The weighted average exercise price of outstanding options under such plan is $13.62 per share. No additional options may be granted under the 2000 Stock Option Plan.

Performance Graph

	2006	2007	2008	2009	2010	2011
Psychemedics Corporation	100.00	86.62	41.74	50.94	56.49	64.03
Russell 2000 Index	100.00	97.16	59.18	79.68	100.66	95.23
NASDAQ Composite Index	100.00	109.81	65.29	93.95	109.84	107.86

*	Calculated by the Company using www.yahoo.com/finance historical prices

(1)	The above graph assumes a $100 investment on December 31, 2006, through the end of the 5-year period ended December 31, 2011 in the Company’s Common Stock, the Russell 2000 Index and the NASDAQ Composite Index. The prices all assume the reinvestment of dividends.

(2)	The Russell 2000 Index is composed of the smallest 2,000 companies in the Russell 3,000 Index. The Company has been unable to identify a peer group of companies that engage in testing of drugs of abuse, except for large pharmaceutical companies where such business is insignificant to such companies’ other lines of businesses. The Company therefore uses in its proxy statements a peer index based on market capitalization.

(3)	The NASDAQ Composite Index includes companies whose shares are traded on the NASDAQ Stock Exchange Market. In September 2008, Psychemedics moved its listing to the NASDAQ Stock Exchange Market from the AMEX Stock Exchange Market.

Item 6. Selected Financial Data

The selected financial data presented below is derived from our financial statements and should be read in connection with those statements.

	As of and for the Years Ended December 31,
	2011	2010	2009	2008	2007
	(In Thousands, Except for per Share Data)
Revenue	$24,090	$20,109	$16,955	$22,949	$24,569
Gross profit	14,473	12,042	9,610	13,350	14,677
Income from operations	5,800	4,414	2,584	4,707	7,139
Net income	3,489	2,614	1,527	2,969	4,484
Basic net income per share	0.67	0.50	0.29	0.57	0.86
Diluted net income per share	0.67	0.50	0.29	0.57	0.85
Total assets	13,801	11,766	10,602	12,628	15,561
Working capital	9,217	8,566	8,471	9,516	12,773
Shareholders’ equity	11,035	9,748	9,294	10,560	13,878
Cash dividends declared per common share	0.480	0.480	0.530	1.160	0.575

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

Overview

Psychemedics Corporation is the world’s largest provider of hair testing for drugs of abuse, utilizing a proprietary hair analysis method involving radioimmunoassay technology and confirmation by mass spectrometry to analyze human hair to detect abused substances. The Company’s customers include Fortune 500 companies, as well as small to mid-size corporations, schools and governmental entities located primarily in the United States. During the year ended December 31, 2011, the Company generated $24.1 million in revenue, while maintaining a gross margin of 60% and pre-tax margins of 24%. At December 31, 2011, the Company had $5.6 million of cash, and cash equivalents. During 2011, the Company had operating cash flow of $3.9 million and it distributed approximately $2.5 million or $0.48 per share of cash dividends to its shareholders. To date, the Company has paid sixty-one consecutive quarterly cash dividends.

The following table sets forth, for the periods indicated, the selected statements of operations data as a percentage of total revenue:

	Year Ended December 31,
	2011	2010	2009
Revenue	100.0%	100.0%	100.0%
Cost of revenue	39.9%	40.1%	43.3%
Gross profit	60.1%	59.9%	56.7%
Operating expenses:
General and administrative	16.4%	20.9%	21.2%
Marketing and selling	17.1%	14.6%	17.5%
Research and development	2.5%	2.4%	2.8%
Total operating expenses	36.0%	37.9%	41.5%
Operating income	24.1%	22.0%	15.2%
Other income
Interest income	0.0%	0.1%	0.3%
Other income	—	—	—
Total other income	0.0%	0.1%	0.3%
Income before taxes	24.1%	22.1%	15.5%
Provision for income taxes	9.6%	9.1%	6.5%
Net income	14.5%	13.0%	9.0%

Results for the Year Ended December 31, 2011 Compared to Results for the Year Ended December 31, 2010

Revenue increased $4.0 million or 20% to $24.1 million in 2011 compared to $20.1 million in 2010. This increase was due to an increase in volume from new and existing clients. Average revenue per sample decreased 1% between 2011 and 2010.

Gross profit increased $2.5 million to $14.5 million in 2011 compared to $12.0 million in 2010. Direct costs increased by 19% from 2010 to 2011, mainly associated with the direct cost of materials resulting from higher volumes. The gross profit margin remained 60% from 2010 to 2011.

General and administrative (“G&A”) expenses were $3.9 million for the year ended December 31, 2011 compared to $4.2 million for the year ended December 31, 2010, representing a decrease of 7%. As a percentage of revenue, G&A expenses were 16.4% and 20.9% for the years ended December 31, 2011 and 2010, respectively. This reduction is attributable to the retirement of the VP-General Counsel at the end of 2010.

Marketing and selling expenses were $4.1 million for the year ended December 31, 2011, compared to $2.9 million for the year ended December 31, 2010, an increase of 41%. Total marketing and selling expenses represented 17.1% and 14.6% of revenue for the years ended December 31, 2011 and 2010, respectively. The increase was driven by an expansion of the sales staff as well as higher commissions for new business growth.

Research and development (“R&D”) expenses for 2011 were $0.6 million compared to $0.5 million for 2010. R&D expenses represented 2.5% and 2.4% of revenue for the years ended December 31, 2011 and 2010, respectively.

Interest income decreased approximately $18,000 to approximately $5,000 for the year ended December 31, 2011 compared to $23,000 for the year ended December 31, 2010. Interest income in both periods represented interest and dividends earned on cash equivalents and short-term investments. A decrease in the yield and a decrease in investment balances in 2011 as compared to 2010 caused the decrease in interest income.

During the year ended December 31, 2011, the Company recorded a tax provision of $2.3 million, representing an effective tax rate of 39.9%. During the year ended December 31, 2010, the Company recorded a tax provision of $1.8 million, representing an effective tax rate of 41.1%. We do not expect a significant change in our tax rate in the foreseeable future.

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

Liquidity and Capital Resources

At December 31, 2011, the Company had $5.6 million of cash, cash equivalents and short-term investments, compared to $5.7 million at December 31, 2010. The Company’s operating activities generated net cash of $3.9 million in 2011, $3.3 million in 2010 and $2.4 million in 2009. Investing activities generated $0.5 million in 2011, used $1.9 million in 2010 and used $1.1 million in 2009. Financing activities used $2.6 million in 2011, $2.6 million in 2010 and $3.1 million in 2009.

Operating cash flow of $3.9 million in 2011 primarily reflected net income of $3.5 million adjusted for depreciation and amortization of $0.4 million, stock compensation expense of $0.4 million, an increase in accounts receivable of $0.6 million, an increase in accounts payable of $0.3 million, an increase in prepaid expenses (and other current assets) of $0.4 million, and an increase in net deferred tax liabilities of $0.4 million. Operating cash flow of $3.3 million in 2010 primarily reflected net income of $2.6 million adjusted for depreciation and amortization of $0.3 million, stock compensation expense of $0.4 million, an increase in prepaid expenses and accounts receivable of $0.9 million and an increase in accounts payable of $0.5 million, and an increase in accrued expenses of $0.2 million. Operating cash flow of $2.4 million in 2009 primarily reflected net income of $1.5 million adjusted for depreciation and amortization of $0.3 million, stock compensation expense of $0.4 million, a decrease in prepaid expenses and accounts receivable of $0.8 million and accounts payable of $0.5 million, and a decrease in accrued expenses of $0.2 million.

Investing cash flow principally reflected the purchase of short-term investments and capital expenditures. During 2011, the Company redeemed at par short-term investments of $2.0 million. Also in 2011, there was an increase of $0.1 million in other assets which primarily related to patent costs. During 2010, the Company invested in short-term investments of $1.0 million. During 2009, the Company invested in short-term investments of $1.0 million. Capital expenditures were $1.4 million, $0.08 million, and $0.04 million in 2011, 2010 and 2009, respectively. The expenditures related principally to new software and new equipment, including laboratory and computer equipment. We expect capital expenditures to increase from the current year as additional software and equipment is purchased primarily for our laboratory.

During 2011, the Company repurchased 2,785 shares of common stock for treasury. In 2010, the Company repurchased 822 shares of common stock for treasury. The Company has authorized 750,000 shares for repurchase since June of 1998, of which 250,000 shares of common stock were authorized in March of 2008 for repurchase. Since 1998, a total of 550,684 shares have been repurchased. The Company also distributed $2.5 million, $2.5 million, and $3.0 million of cash dividends to its shareholders in 2011, 2010, and 2009 respectively.

At December 31, 2011, the Company’s principal sources of liquidity included approximately $5.6 million of cash and cash equivalents. Management currently believes that such funds, together with future operating profits, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include joint ventures, issuance of common stock or debt financing, although there is no assurance that such financings will be available to the Company on terms it deems acceptable, if at all. At December 31, 2011, the Company had no long-term debt.

The Company has paid dividends over the past sixty-one quarters. It most recently declared a dividend in February 2012 which will be paid in March 2012 in the amount of $785,313. The Company’s current intention is to continue to declare dividends to the extent funds are available and not required for operating purposes or capital requirements, and only then, upon approval by the Board of Directors. There can be no assurance that in the future the Company will declare dividends.

Contractual obligations as of December 31, 2011 were as follows:

	Payments Due by Period
Contractual Obligation	Less Than 1 Year	1 – 3 Years	4 – 5 Years	Greater Than 5 Years	Total
	(Amounts in Thousands)
Operating leases	$605	$1,161	$532	$—	$2,298
Purchase commitment	610	—	—	—	610
Total	$1,215	$1,161	$532	$—	$2,908

Purchase Commitment

The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier at prices based upon prior year purchase levels. Purchases amounted to $527,000, $432,000, and $584,000 in 2011, 2010 and 2009 respectively. The Company expects to purchase $610,000 in 2012. In exchange for exclusivity, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company’s purchase commitments. This agreement does not include a fixed termination date; however, it is cancelable upon mutual agreement by both parties or after six months termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.

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

Capitalized Software Development Costs

We capitalize costs related to significant software projects developed or obtained for internal use in accordance with U.S. generally accepted accounting standards. Costs incurred during the preliminary project work stage or conceptual stage, such as determining the performance requirements, system requirements and data conversion, are expensed as incurred. Costs incurred in the application development phase, such as coding, testing for new software and upgrades that result in additional functionality, are capitalized and are amortized using the straight-line method over the useful life of the software for 5 years. Costs incurred during the post-implementation/operation stage, including training costs and maintenance costs, are expensed as incurred. We capitalized internally developed software costs of $387,000 and $85,000 during the years ended December 31, 2011 and 2010, respectively. Determining whether particular costs incurred are more properly attributable to the preliminary or conceptual stage, and thus expensed, or to the application development phase, and thus capitalized and amortized, depends on subjective judgments about the nature of the development work, and our judgments in this regard may differ from those made by other companies. General and administrative costs related to developing or obtaining such software are expensed as incurred.

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

The Company had net deferred tax liabilities in the amount of $167,000 at December 31, 2011, which primarily relate to timing differences.

The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. Interest and penalties related to income tax matters are recognized as a general and administrative expense. The Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued as of December 31, 2011 or 2010. The Company does not expect the unrecognized tax benefits to change significantly over the next twelve months.

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

Recent Accounting Pronouncements

There were no new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the Financial Statements. See Note 2 – Accounting Policies , to the Financial Statements for further detail on applicable accounting pronouncements that were adopted in 2011.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Required.

Item 8. Financial Statements and Supplementary Data

(a) Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Psychemedics Corporation
Acton, Massachusetts:

We have audited the accompanying balance sheets of the Company as of December 31, 2011 and 2010 and the related statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2011 and 2010 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Boston, Massachusetts
March 9, 2012

PSYCHEMEDICS CORPORATION
  BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$5,564,233	$3,720,488
Short-term investments	—	2,018,452
Accounts receivable, net of allowance of $169,191 in 2011 and $119,295 in 2010	4,490,976	3,905,821
Prepaid expenses and other current assets	565,508	629,036
Income tax receivable	564,083	71,786
Deferred tax assets	315,501	311,988
Total current assets	11,500,301	10,657,571
Property and equipment, net;
Computer software	1,622,900	1,290,255
Office furniture and equipment	2,173,285	2,032,406
Laboratory equipment	8,363,371	7,493,190
Leasehold improvements	930,099	915,015
	13,089,655	11,730,866
Less – accumulated depreciation and amortization	(11,026,278)	(10,663,996)
	2,063,377	1,066,870
Other assets	237,174	114,037
Total assets	$13,800,852	$11,838,478
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$961,844	$699,833
Accrued expenses	1,321,856	1,302,370
Deferred revenue	—	16,605
Total current liabilities	2,283,700	2,018,808

Deferred tax liabilities, long-term	482,523	72,157
Total liabilities	2,766,223	2,090,965

Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $0.005 par value; 872,521 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.005 par value; 50,000,000 shares authorized, 5,903,552 shares issued in 2011 and 5,877,358 shares issued in 2010, 5,235,422 shares outstanding in 2011 and 5,212,013 shares outstanding in 2010	29,518	29,387
Additional paid-in capital	28,095,946	27,764,992
Treasury stock, at cost (668,130 shares in 2011 and 665,345 shares in 2010)	(10,081,789)	(10,059,398)
Accumulated deficit	(7,009,046)	(7,987,468)
Total shareholders’ equity	11,034,629	9,747,513
Total liabilities and shareholders’ equity	$13,800,852	$11,838,478

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
  STATEMENTS OF INCOME

	Year Ended December 31,
	2011	2010	2009
Revenues	$24,089,608	$20,108,862	$16,954,994
Cost of revenues	9,616,985	8,067,229	7,345,016
Gross profit	14,472,623	12,041,633	9,609,978
Operating expenses:
General and administrative	3,948,706	4,195,998	3,596,774
Marketing and selling	4,116,059	2,949,739	2,961,477
Research and development	607,408	481,433	467,435
Total operating expenses	8,672,173	7,627,170	7,025,686
Income from operations	5,800,450	4,414,463	2,584,292
Interest income	5,346	23,091	45,320
Income before taxes	5,805,796	4,437,554	2,629,612
Provision for income taxes	2,316,513	1,823,834	1,102,317
Net income	$3,489,283	$2,613,720	$1,527,295
Basic net income per share	$0.67	$0.50	$0.29
Diluted income per share	$0.67	$0.50	$0.29
Dividends declared per share	$0.48	$0.48	$0.53
Weighted average common shares outstanding, basic	5,229,646	5,207,244	5,193,329
Weighted average common shares outstanding, diluted	5,235,940	5,226,454	5,204,767

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock			Treasury Stock
	Shares	$0.005 par Value	Paid-In Capital	Shares	Cost	Accumulated Deficit	Total
BALANCE, December 31, 2008	5,843,068	$29,216	$27,118,743	647,304	$(9,973,957)	$(6,614,114)	$10,559,888
Shares issued – vested	18,804	93	(93)	—	—	—	—
Tax withholding related to vested shares from employee stock plans	—	—	(39,381)	—	—	—	(39,381)
Stock compensation expense	—	—	394,498				394,498
Change in excess tax benefit on equity awards	—	—	(54,408)	—	—	—	(54,408)
Acquisition of treasury stock	—	—	—	17,219	(79,407)	—	(79,407)
Cash dividends declared ($0.53 per share)	—	—	—	—	—	(3,014,101)	(3,014,101)
Net income	—	—	—	—	—	1,527,295	1,527,295
BALANCE, December 31, 2009	5,861,872	29,309	27,419,359	664,523	(10,053,364)	(8,100,920)	9,294,384
Shares issued – vested	15,486	78	(78)	—	—	—	—
Tax withholding related to vested shares from employee stock plans	—	—	(49,261)	—	—	—	(49,261)
Stock compensation expense	—	—	394,972	—	—	—	394,972
Acquisition of treasury stock	—	—	—	822	(6,034)	—	(6,034)
Cash dividends declared ($0.48 per share)	—	—	—	—	—	(2,500,268)	(2,500,268)
Net income	—	—	—	—	—	2,613,720	2,613,720
BALANCE, December 31, 2010	5,877,358	29,387	27,764,992	665,345	(10,059,398)	(7,987,468)	9,747,513
Shares issued – vested	26,194	131	(131)	—	—	—	—
Tax withholding related to vested shares from employee stock plans	—	—	(86,992)	—	—	—	(86,992)
Stock compensation expense	—	—	418,077	—	—	—	418,077
Acquisition of treasury stock	—	—	—	2,785	(22,391)	—	(22,391)
Cash dividends declared ($0.48 per share)	—	—	—	—	—	(2,510,861)	(2,510,861)
Net income	—	—	—	—	—	3,489,283	3,489,283
BALANCE, December 31, 2011	5,903,552	$29,518	$28,095,946	668,130	$(10,081,789)	$(7,009,046)	$11,034,629

The accompanying notes are an integral part of these financial statements.

 PSYCHEMEDICS CORPORATION
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$3,489,283	$2,613,720	$1,527,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	370,020	284,911	336,795
Deferred income taxes	406,853	218,154	130,434
Change in excess tax benefit on equity awards	—	—	(54,408)
Stock compensation expense	418,077	394,972	394,498
Changes in operating assets and liabilities:
Accounts receivable	(585,155)	(889,737)	382,371
Prepaid expenses and other current assets, including income tax receivable	(428,769)	(37,389)	442,453
Accounts payable	262,011	519,049	(464,110)
Accrued expenses	19,486	211,472	(178,026)
Deferred revenue	(16,605)	(19,755)	(117,720)
Net cash provided by operating activities	3,935,201	3,295,397	2,399,582
Cash flows from investing activities:
Maturities of short-term investments	2,018,452	—	—
Purchases of short-term investments	—	(1,012,016)	(1,006,436)
Increase in other long-term assets	(130,874)	(29,737)	(14,582)
Purchases of property and equipment	(1,358,790)	(817,960)	(35,427)
Net cash provided by (used in) investing activities	528,788	(1,859,713)	(1,056,445)
Cash flows from financing activities:
Dividends paid	(2,510,861)	(2,500,268)	(3,014,101)
Proceeds from employee stock plans and stock option exercises, net of tax withholding	(86,992)	(49,261)	(39,381)
Acquisition of treasury stock	(22,391)	(6,034)	(79,407)
Net cash used in financing activities	(2,620,244)	(2,555,563)	(3,132,889)
Net increase (decrease) in cash and cash equivalents	1,843,745	(1,119,879)	(1,789,752)
Cash and cash equivalents, beginning of year	3,720,488	4,840,367	6,630,119
Cash and cash equivalents, end of year	$5,564,233	$3,720,488	$4,840,367
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,401,957	$2,009,694	$112,449
Non-cash investing and financing activities:
Issuance of restricted stock awards	$131	$78	$93

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

1. Nature of Business and Basis of Presentation

Psychemedics Corporation is the world’s largest provider of hair testing for drugs of abuse, utilizing a proprietary hair analysis method involving radioimmunoassay technology and confirmation by mass spectrometry to analyze human hair to detect abused substances. The Company’s customers include Fortune 500 companies, as well as small to mid-size corporations, schools and governmental entities located primarily in the United States.

2. Summary of Significant Accounting Policies

Risks and Uncertainties

The Company is subject to a number of risks and uncertainties similar to those of other companies, such as those associated with the continued expansion of the Company’s sales and marketing network, technological developments, intellectual property protection, development of markets for new products and services offered by the Company, the economic health of principal customers of the Company, financial and operational risks associated with possible expansion of testing facilities used by the Company, government regulation (including, but not limited to, Food and Drug Administration regulations), competition and general economic conditions.

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

Financial Presentation

Certain prior year amounts were reclassified to reflect proper comparison to current year results. The accounts reclassified were deferred taxes, long term and short term.

Cash Equivalents and Short-Term Investments

All highly liquid investments with original maturities of 90 days or less are considered cash equivalents. These consist of cash savings and U.S. government reserve money market accounts at December 31, 2011. In addition, Certificates of Deposit (CD’s) were included at December 31, 2010. While the money market account contains U.S. federal government backed issues, the account itself is not federally insured. As of December 31, 2011, $0.4 million was in U.S. federal government-backed money-market accounts, which is classified as cash and cash equivalents.

Fair Value Measurements

The Company follows the provisions of Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures , which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements and expands disclosures regarding fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

In accordance with ASC 820, the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2011 are cash and cash equivalents. Cash, cash equivalents and short-term investments are measured using level one inputs.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

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

The Company recorded depreciation and amortization related to property and equipment of $362,282, $282,397, and $333,844 in 2011, 2010 and 2009 respectively.

Capitalized Software Development Costs

We capitalize costs related to significant software projects developed or obtained for internal use in accordance with U.S. generally accepted accounting standards. Costs incurred during the preliminary project work stage or conceptual stage, such as determining the performance requirements, system requirements and data conversion, are expensed as incurred. Costs incurred in the application development phase, such as coding, testing for new software and upgrades that result in additional functionality, are capitalized and are amortized using the straight-line method over the useful life of the software for 5 years. Costs incurred during the post-implementation/operation stage, including training costs and maintenance costs, are expensed as incurred. We capitalized internally developed software costs of $387,000 and $85,000 during the years ended December 31, 2011 and 2010, respectively. Depreciation expense related to software development costs was $8,480, $0, and $0 in 2011, 2010, and 2009, respectively. Determining whether particular costs incurred are more properly attributable to the preliminary or conceptual stage, and thus expensed, or to the application development phase, and thus capitalized and amortized, depends on subjective judgments about the nature of the development work, and our judgments in this regard may differ from those made by other companies. General and administrative costs related to developing or obtaining such software are expensed as incurred.

Other Assets

Other assets primarily consist of capitalized legal costs relating to patent applications. The Company amortizes these costs over 10 years from the date of grant of the applicable patent. As of December 31, 2011 and 2010, the Company had capitalized legal costs relating to outstanding patent applications of $194,704, and $26,938, respectively. Amortization expense was $7,738, $2,574, and $2,951 in 2011, 2010, and 2009, respectively. The amount of amortization related to patent applications is expected to remain below $10,000 per year for the next 5 years.

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

The Company recognizes revenue under ASC 605, “Revenue Recognition.” In accordance with ASC 605, the Company considers testing, training and storage elements as one unit of accounting for revenue recognition purposes, as the training and storage costs are de minimis and do not have stand-alone value to the customer. The Company recognizes revenue as the service is performed and reported to the customer, since the predominant deliverable in each arrangement is the testing of the units.

The Company also provides expert testimony, when and if necessary, to support the results of the tests, which is generally billed separately and recognized as the services are provided.

Research and Development Expenses

The Company charges all research and development expenses to operations as incurred.

Income Taxes

The Company accounts for income taxes using the liability method pursuant to ASC 740, Income Taxes. Under this method, the Company recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. The Company evaluates uncertain tax positions annually and considers whether the amounts recorded for income taxes are adequate to address the Company’s tax risk profile. The Company analyzes the potential tax liabilities of specific transactions and tax positions based on management’s judgment as to the expected outcome.

PSYCHEMEDICS CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

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

Comprehensive Income

The Company’s comprehensive income is the same as its reported net income for the years ended December 31, 2011, 2010 and 2009.

Stock-Based Compensation

The Company accounts for equity awards in accordance with ASC 718, Compensation — Stock Compensation . ASC 718 requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at the grant date based on the fair value of the award. It also requires the measurement of compensation cost at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. The Company uses the straight-line method to recognize share-based compensation over the service period of the award, which is generally equal to the vesting period.

Under ASC 718, the Company recorded $418,077, $394,972, and $394,498 of stock compensation expense in the accompanying statements of income for the years ended December 31, 2011, 2010 and 2009, respectively.

Stock compensation expense by income statement account are as follows:

	2011	2010	2009
Cost of revenues	85,731	83,286	70,496
General & administrative	266,915	258,916	284,101
Marketing and selling	65,431	52,770	39,901
Total stock compensation	418,077	394,972	394,498

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

Basic and diluted weighted average common shares outstanding are as follows:

	2011	2010	2009
Weighted average common shares outstanding	5,229,646	5,207,244	5,193,329
Dilutive common equivalent shares	6,294	19,210	11,438
Weighted average common shares outstanding, assuming dilution	5,235,940	5,226,454	5,204,767

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

2. Summary of Significant Accounting Policies  – (continued)

For the years ending December 31, 2011, 2010, and 2009, options to purchase 264,088, 298,390, and 361,382 common shares, respectively, were outstanding but not included in the dilutive common equivalent share calculation as their effect would have been anti-dilutive.

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

Subsequent Events

The Company evaluated all events and transactions that occurred after December 31, 2011 through the time of filing with the SEC of the Company’s annual report on Form 10-k for the year ended December 31, 2011. During this period, the Company did not have any material recognizable subsequent events.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. Both ASU’s are effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. ASU 2011-12 defers the changes in ASU 2011-05 that pertain to how, when and where reclassification adjustments are presented. The Company’s adoption of these standards is not expected to have a material impact on the financial statements.

In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 82)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU No. 2011-04"). The amendments in this update will ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. This update is effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted, and the Company is therefore required to adopt this ASU on January 1, 2012. The Company has not completed its review of ASU No. 2011-04, but it does not expect its adoption to have a material impact on the Company's results of operations, financial position or cash flows.

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

	2011	2010
Balance, beginning of period	$119,295	$134,282
Provision for (recoveries of) doubtful accounts	49,896	10,302
Write-offs	—	(25,289)
Balance, end of period	$169,191	$119,295

4. Accrued Expenses

Accrued expenses consist of the following:

	2011	2010
Accrued payroll and employee benefits	$979,686	$823,118
Accrued hair collection expense	35,676	117,727
Accrued audit and tax consulting	106,945	151,817
Other accrued expenses	199,549	209,708
	$1,321,856	$1,302,370

PSYCHEMEDICS CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

5. Income Taxes

The income tax provision consists of the following:

	2011	2010	2009
Current –
Federal	$1,450,941	$1.261,670	$810,538
State	458,719	344,010	215,753
	1,909,660	1,605,680	1,026,291
Deferred –
Federal	370,710	171,848	71,540
State	36,143	46,306	4,486
	406,853	218,154	76,026
	$2,316,513	$1,823,834	$1,102,317

A reconciliation of the effective rate with the federal statutory rate is as follows:

	2011	2010	2009
Federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	5.6	5.6	5.7
Permanent differences	0.1	(0.2)	0.4
Stock based compensation	0.2	1.7	1.8
Effective tax rate	39.9%	41.1%	41.9%

The components of the net deferred tax assets included in the accompanying balance sheets are as follows at December 31:

	2011	2010
Deferred tax assets:
Deferred revenue	$—	$6,566
Stock-based compensation	161,807	146,812
Allowance for doubtful accounts	66,900	47,171
Accrued expenses	110,639	133,960
	339,346	334,509
Deferred tax liabilities:
Prepaid expenses	(23,845)	(17,790)
Excess of tax over book depreciation and amortization	(482,523)	(76,888)
	(506,368)	(94,678)
	$(167,022)	$239,831

These amounts are shown on the balance sheets as follows:

	2011	2010
Deferred tax asset short-term	$315,501	$311,988
Deferred tax liability long-term	(482,523)	(72,157)
Net deferred tax liabilities	(167,022)	239,831

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

PSYCHEMEDICS CORPORATION

  NOTES TO FINANCIAL STATEMENTS

December 31, 2011

5. Income Taxes  – (continued)

The Company adopted these provisions effective January 1, 2007, without material effect in the financial statements. The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. Interest and penalties related to income tax matters are recognized as a general and administrative expense. The Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued as of December 31, 2011 and 2010. The tax years ended December 31, 2008 through December 31, 2011 remain subject to examination by all major taxing authorities.

6. Preferred Stock

The Board of Directors has the authority to designate authorized preferred shares in one or more series and to fix the relative rights and preferences without vote or action by the stockholders. The Board of Directors has no present plans to designate or issue any shares of preferred stock.

7. Stock-Based Awards

The 2006 Incentive Plan (the “2006 Incentive Plan”), initially adopted in 2006, and amended and restated in 2011, provides for grants of options with terms of up to ten years, grants of restricted stock or stock unit awards (SUAs), issuances of stock bonuses or grants other stock-based awards, covering up to 500,000 shares of common stock, plus cash based awards, to officers, directors, employees, and consultants. As of December 31, 2011, 275,450 shares remained available for future grant under the 2006 Incentive Plan.

The fair value of the SUAs is determined by the closing price on the date of grant. The SUAs vest over a period of two to four years and are convertible into an equivalent number of shares of the Company’s common stock provided that the employee receiving the award remains continuously employed throughout the vesting period. The Company records compensation expense related to the SUAs on a straight-line basis over the vesting term of the SUA. Employees are issued shares upon vesting, net of tax withholdings.

In 2010, the Company granted 94,000 SUAs on April 7. The fair value of the SUAs was $7.75 per share, which was the closing price of the Company’s stock on that date. The SUAs vest over a period of two to four years and are convertible into an equivalent number of shares of the Company’s common stock provided that the awardee remains continuously employed throughout the vesting period. Of these 94,000 units, 20,350 were cancelled upon termination of three employees in 2010.

In 2011, the Company granted 59,000 SUAs on May 24. The fair value of the SUAs was $10.03 per share, which was the closing price of the Company’s stock on that date. The SUAs vest over a period of two to four years and are convertible into an equivalent number of shares of the Company’s common stock provided that the awardee remains continuously employed throughout the vesting period.

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

PSYCHEMEDICS CORPORATION

 NOTES TO FINANCIAL STATEMENTS

December 31, 2011

7. Stock-Based Awards  – (continued)

A summary of stock option activity for the Company’s stock option plans is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2008	392,110	15.22
Granted	—	—
Exercised	—	—
Terminated	(55,189)	17.75
Outstanding, December 31, 2009	336,921	14.80
Granted	—	—
Exercised	—	—
Terminated	(47,550)	19.93
Outstanding, December 31, 2010	289,371	13.96
Granted	—	—
Exercised	—	—
Terminated	(68,132)	15.06
Outstanding, December 31, 2011	221,239	$13.62	2.8 years	$7,762

(1)	The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on December 31, 2011 ($9.10) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option.

All SUA’s were issued for $0.00 per share. A summary of activity for SUAs under the Company’s 2006 Incentive Plan is as follows:

	Number of Shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (2)
Outstanding & Unvested, December 31, 2008	67,600
Granted	—
Converted to common stock*	(25,000)		156,022
Terminated	—
Outstanding & Unvested, December 31, 2009	42,600
Granted	94,000
Converted to common stock*	(21,550)		179,801
Terminated	(20,350)
Outstanding & Unvested, December 31, 2010	94,700
Granted	59,000
Converted to common stock*	(34,600)		355,351
Terminated	—
Outstanding & Unvested, December 31, 2011	119,100	2.9 years	$1,083,810
Available for grant, December 31, 2011	275,450

(2)	The aggregate intrinsic value on this table was calculated based on the closing market price of the Company’s stock on December 31, 2011 ($9.10). For value on the converted stock, the price used is the price on the grant date.

*	Figure includes 8,406 shares in 2011, 6,064 shares in 2010 and 6,196 shares in 2009 withheld to cover federal income taxes.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

7. Stock-Based Awards  – (continued)

As of December 31, 2011, a total of 615,789 shares of common stock were reserved for issuance under the various stock option and stock-based plans. As of December 31, 2011, the unamortized fair value of awards relating to SUAs was $811,848 to be amortized over a weighted average period of approximately 2.9 years.

8. Employee Benefit Plan

The Psychemedics Corporation 401(k) Savings and Retirement Plan (the 401(k) Plan) is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code. All employees over the age of 21 are eligible to make pre-tax contributions up to a specified percentage of their compensation. Under the 401(k) Plan, the Company may, but is not obligated to, match a portion of the employees’ contributions up to a defined maximum. Matching contributions of $122,961, $0, and $55,018 were made in the years ended December 31, 2011, 2010 and 2009, respectively.

9. License Agreements

The Company has a royalty-free license from its founder, which was received in a fair market value exchange in connection with the formation of the Company, for the proprietary rights to certain hair analysis technology used by the Company in its drug testing services. The Company has two agreements to sublicense its technology, which have not generated significant royalties to date.

10. Commitments and Contingencies

Commitments

The Company leases certain of its facilities and equipment under operating lease agreements expiring on various dates through February 2015. Total minimum lease payments, including scheduled increases, are charged to operations on the straight-line basis over the life of the respective lease. Rent expense was approximately $548,000, $558,000, and $534,000 in 2011, 2010 and 2009, respectively.

At December 31, 2011, minimum commitments remaining under lease agreements were approximately as follows:

Amount
Years Ending December 31:
2012	$605,000
2013	584,000
2014	577,000
2015	519,000
2016	13,000
Thereafter	—
$2,298,000

Purchase Commitment

The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier in exchange for variable annual payments based upon prior year purchases. Purchases amounted to $527,477, $431,897, and $584,109 in 2011, 2010, and 2009, respectively. The Company expects to purchase approximately $610,000 in 2012. In exchange for exclusivity, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company’s purchase commitments. This agreement does not include a fixed termination date; however, it is cancelable upon mutual agreement by the parties or six months after termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.

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

PSYCHEMEDICS CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

11. Selected Quarterly Financial Data (Unaudited)

The following are selected quarterly financial data for the years ended December 31, 2011 and 2010:

	Quarter Ended (000’s Except per Share Amounts)
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenues	$6,000	$6,228	$6,315	$5,547
Gross profit	3,617	3,739	3,944	3,173
Income from operations	1,490	1,758	1,808	746
Net income	858	1,093	1,099	438
Basic net income per share	0.16	0.21	0.21	0.08
Diluted net income per share	0.16	0.21	0.21	0.08

	Quarter Ended (000’s Except per Share Amounts)
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues	$4,464	$5,422	$5,106	$5,117
Gross profit	2,554	3,380	3,026	3,082
Income from operations	836	1,564	1,336	678
Net income	506	873	817	419
Basic net income per share	0.09	0.17	0.16	0.08
Diluted net income per share	0.09	0.17	0.16	0.08

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A (T). Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in reports filed with the SEC are recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including to our Chief Executive Office and Vice President - Finance, as appropriate, to allow for timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and its Vice President - Finance, has evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2011. Based on this evaluation, our Chief Executive Officer and Vice President - Finance concluded that the Company’s disclosure controls and procedures were effective for ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that its disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive and financial officers, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Chief Executive Officer and Vice President - Finance, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework , the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including its Chief Executive Officer and Vice President - Finance, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives for the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors and instances of fraud, if any, within our company have been or will be prevented or detected. Further, internal controls may become inadequate as a result of changes in conditions, or through the deteriorations of the degree of compliance with policies or procedures.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Following is a list that sets forth as of March 9, 2012 the names, ages and positions within the Company of all of the Executive Officers of the Company and the Directors of the Company. Each such director has been nominated for reelection at the Company’s 2012 Annual Meeting, to be held on May 22, 2012 at 3:00 P.M. at the Seaport Hotel, 200 Seaport Boulevard, Boston, Massachusetts.

Name	Age	Position
Raymond C. Kubacki	67	Chairman, Chief Executive Officer, President, Director
Neil Lerner James Dyke	44 47	Vice President- Finance Corporate Vice President, Sales & Marketing
Michael I. Schaffer, Ph.D.	67	Vice President, Laboratory Operations
Harry Connick	86	Director, Audit Committee member, Compensation Committee Member, Nominating Committee member
Walter S. Tomenson, Jr.	65	Director, Audit Committee member, Compensation Committee Member, Nominating Committee member
Fred J. Weinert	64	Director, Audit Committee member, Compensation Committee Member, Nominating Committee member

All Directors hold office until the next annual meeting of stockholders or until their successors are elected. Officers serve at the discretion of the Board of Directors.

Mr. Kubacki has been the Company’s President and Chief Executive Officer since 1991. He has also served as Chairman of the Board of the Company since 2003. He is a director of Integrated Environmental Technologies, LTD. From 2007 until 2010, he served as a director of Protection One, Inc. and from 2004 to 2007 he served as a director of Integrated Alarm Services Group, Inc. He is also a trustee of the Center for Excellence in Education based in Washington, D.C. and holds a Master Professional Director Certification from the American College of Corporate Directors. As a result of these and other professional experiences, Mr. Kubacki possesses particular knowledge and experience in marketing and operations that strengthen the Board’s collective qualifications, skills and experience. Mr. Kubacki has been a director of the Company since 1991.

Mr. Lerner has served as Vice President Finance and Treasurer since May 2011. From October 2010 until May 2011, he served as Vice President, Controller. Prior to joining the Company, he served as Director of Operational Accounting at Beacon Roofing Supply, Inc., Corporate Controller with Atlas TMS, Divisional Controller with Mastec, Inc, and multiple roles with Johnson & Johnson, including plant controller in the Netherlands. Mr. Lerner has a Masters in International Management and is a Certified Public Accountant.

Mr. Dyke joined the Company as Corporate Vice President, Sales and Marketing in 2010. Prior to joining the Company, he worked as a Strategic Sales Consultant and held a variety of Vice President of Sales/Sales & Marketing and General Management positions with Pitney Bowes Inc. in Canada, the United Kingdom and United States.

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

Mr. Tomenson is a Senior Advisor to Integro Ltd. Mr. Tomenson was Managing Director and Chairman of Client Development of Marsh, Inc. from 1998 until 2004. From 1993 to 1998, he was chairman of FINPRO, the financial services division of Marsh, Inc. Mr. Tomenson is a Director of the Trinity College School Fund, Inc. He also serves on the Executive Council of the Inner-City Scholarship Fund and holds a Master Professional Director Certification from the American College of Corporate Directors. As a result of these and other professional experiences, Mr. Tomenson possesses particular knowledge and experience in marketing and distribution and human resources that strengthen the Board’s collective qualifications, skills and experience. Mr. Tomenson has been a director of the Company since 1999.

Mr. Weinert is an entrepreneur whose current activities are concentrated in commercial real estate, new business development and environmental consulting. He has served on the Business Advisory Council for the University of Dayton for over 20 years. From 1973 until 1989, Mr. Weinert held various executive positions in the Finance and Operations groups of Waste Management, Inc. and its subsidiaries, including 6 years as the President of Waste Management International, Inc. As a result of these and other professional experiences, Mr. Weinert possesses particular knowledge and experience in accounting, finance, capital structures, distribution and international operations that strengthen the Board’s collective qualifications, skills and experience. Mr. Weinert has been a director of the Company since 1991.

The information required by Item 405 of Regulation S-K will be set forth in the Proxy Statement of the Company relating to the 2012 Annual Meeting of Stockholders to be held on May 22, 2012 and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2012 Annual Meeting of Stockholders to be held on May 22, 2012 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2012 Annual Meeting of Stockholders to be held on May 22, 2012 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2012 Annual Meeting of Stockholders to be held on May 22, 2012 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2012 Annual Meeting of Stockholders to be held on May 22, 2012 and is incorporated herein by reference.

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

PSYCHEMEDICS CORPORATION
Date: March 9, 2012	By:

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

/s/ Raymond C. Kubacki Raymond C. Kubacki	Chairman, President and Chief Executive Officer, Director (Principal Executive Officer)	March 9, 2012
/s/ Neil Lerner Neil Lerner	Vice President- Finance (Principal Financial and Accounting Officer)	March 9, 2012
/s/ Harry Connick Harry Connick	Director	March 9, 2012
/s/ Walter S. Tomenson, Jr. Walter S. Tomenson, Jr.	Director	March 9, 2012
/s/ Fred J. Weinert Fred J. Weinert	Director	March 9, 2012

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation filed on August 1, 2002 — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002).
3.2	By-Laws of the Company — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4.1	Specimen Stock Certificate — (Incorporated by reference from the Registrant’s Registration Statement on Form 8-A filed on July 31, 2002).
10.1	License Agreement with Werner Baumgartner, Ph.D. and Annette Baumgartner dated January 17, 1987 — (Incorporated by reference from the Registrant’s Registration Statement on Form S-18, File No. 33-10186 LA).
10.2.1	Lease dated October 6, 1992 with Mitchell H. Hersch, et. al with respect to premises in Culver City, California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992).
10.2.2	Security Agreement dated October 6, 1992 with Mitchell H. Hersch et. al — (Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992).
10.2.3	First Amendment to Lease dated with Mitchell H. Hersch, et.al California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.2.4	Second Amendment to Lease dated with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.2.5	Third Amendment to Lease dated December 31, 1997 with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.2.6	Fourth Amendment to Lease dated May 24, 2005 with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10.2.7	Fifth Amendment to Lease dated November 22, 2011 with Mitchell H. Hersch, et.al. California
10.3*	2000 Stock Option Plan, — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002).
10.4*	Amended and restated change in Control Severance Agreement with Raymond C. Kubacki dated July 10, 2008 — (Incorporated by reference from the Registrant’s current report on form 8-k, filed on July 14, 2008.)
10.5*	2006 Incentive Plan — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 26, 2011).

TABLE OF CONTENTS

Exhibit Number	Description
10.6*	Form of Stock Unit Award used with employees and consultants under the 2006 Incentive Plan — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 26, 2011).
10.7*	Form of Stock Unit Award used with non-employee directors under the 2006 Equity Incentive Plan — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 26, 2011).
10.8*	Change in control severance agreement with Michael Schaffer PhD dated July 10, 2008 (Incorporated by reference from the registrant’s current report on Form 8-k filed on July 14, 2008)
10.9*	Amendment dated November 3, 2008 to change in control severance agreement with Ray Kubacki. (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).
10.10*	Amendment dated November 3, 2008 to change in control severance agreement with Michael Schaffer. (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).
10.11*	Employment offer letter dated April 7, 2010 with James Dyke (incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)
10.12*	Change in Control Severance Agreement with James V Dyke dated April 7,2010 (Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)
10.13*	Employment offer letter dated October 25, 2010 with Neil Lerner (incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the year ended December 31, 2010)
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Vice President - Finance Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Vice President - Finance Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management compensation plan or arrangement

