Form 10-Q
period 2012-03-31
PSYCHEMEDICS CORP
filed 2012-05-10
CIK 806517

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at May 8, 2012 was 5,259,527.

PSYCHEMEDICS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

PSYCHEMEDICS CORPORATION

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2012	2011

ASSETS
Current Assets:
Cash and cash equivalents	$4,725,808	$5,564,233
Accounts receivable, net of allowance for doubtful accounts of $150,974 in 2012 and $169,191 in 2011	4,799,119	4,490,976
Prepaid expenses and other current assets	692,937	565,508
Income tax receivable	52,136	564,083
Deferred tax assets	361,424	315,501

Total Current Assets	10,631,424	11,500,301

Fixed Assets:
Equipment & leasehold improvements	13,287,885	13,089,655
Less accumulated depreciation	(11,160,563)	(11,026,278)

Net Fixed Assets	2,127,322	2,063,377

Other assets	256,213	237,174

Total Assets	$13,014,959	$13,800,852

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$600,257	$961,844
Accrued expenses	741,703	1,321,856

Total Current Liabilities	1,341,960	2,283,700

Deferred tax liabilities, long-term	482,523	482,523
Total Liabilities	1,824,483	2,766,223

Shareholders' Equity:
Preferred-stock, $0.005 par value, 872,521 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.005 par value; 50,000,000 shares authorized 5,903,552 shares issued in 2012 and 2011	29,518	29,518
Additional paid-in capital	28,209,615	28,095,946
Accumulated deficit	(6,966,868)	(7,009,046)
Less - Treasury stock, at cost, 668,130 shares in 2012 and 2011	(10,081,789)	(10,081,789)

Total Shareholders' Equity	11,190,476	11,034,629

Total Liabilities and Shareholders' Equity	$13,014,959	$13,800,852

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2012	2011

Revenues	$6,243,855	$5,999,739
Cost of revenues	2,578,735	2,383,026

Gross profit	3,665,120	3,616,713

Operating Expenses:
General & administrative	995,441	970,064
Marketing & selling	1,124,825	1,014,117
Research & development	168,048	142,451

Total Operating Expenses	2,288,314	2,126,632

Operating income	1,376,806	1,490,081
Interest income	510	2,205

Net income before provision for income taxes	1,377,316	1,492,286

Provision for income taxes	549,825	633,798

Net income and comprehensive income	$827,491	$858,488

Basic net income per share	$0.16	$0.16

Diluted net income per share	$0.16	$0.16

Dividends declared per share	$0.15	$0.12

Weighted average common shares outstanding, basic	5,235,422	5,212,013

Weighted average common shares outstanding, diluted	5,244,042	5,242,518

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$827,491	$858,488

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	137,062	84,522
Stock-based compensation	113,669	95,039
Deferred income taxes	(45,923)	(38,015)

Changes in assets and liabilities
Accounts receivable	(308,143)	(589,845)
Prepaid expenses, other current assets, and income tax receivable	384,518	(221,484)
Accounts payable	(361,587)	(235,841)
Accrued expenses	(580,153)	(39,882)
Deferred revenue	-	(3,233)
Net cash provided by (used in) operating activities	166,934	(90,251)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of short-term investments	-	(9,125,863)
Sales of short-term investments	-	9,124,965
Purchases of equipment and leasehold improvements	(198,230)	(228,230)
Other assets	(21,816)	(56,489)
Net cash used in investing activities	(220,046)	(285,617)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash dividends paid	(785,313)	(625,441)
Net cash used in financing activities	(785,313)	(625,441)

Net decrease in cash	(838,425)	(1,001,309)

Cash and Cash Equivalents, beginning of period	5,564,233	3,720,488
Cash and Cash Equivalents, end of period	$4,725,808	$2,719,179

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$83,800	$450,000

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (“the Company,” “our Company,” “our” or “we”) as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 9, 2012. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2012 may not be indicative of the results that may be expected for the year ending December 31, 2012, or any other period.

2. Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents consist of cash savings and a bank money market account.

3.	Stock-Based Compensation

2006 Equity Incentive Plan

The Company’s 2006 Incentive Plan provides for the grant or issuance to officers, directors, employees and consultants of options with terms of up to ten years, restricted stock, stock unit awards (SUA’s), issuances of stock bonuses or other stock-based awards, covering up to 500,000 shares of common stock. As of March 31, 2012, 275,450 shares remained available for future grant under the 2006 Incentive Plan.

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

A summary of activity for SUAs under the Company’s 2006 Incentive Plan for the three months ended March 31, 2012 is as follows:

	Number of Shares	Aggregate Intrinsic Value (1)
		(000s)
Unvested, December 31, 2011	119,100
Granted	-
Forfeited/expired	-
Converted to common stock	-
Unvested, March 31, 2012	119,100	$1,170
Available for grant, March 31, 2012	275,450

(1)	The aggregate intrinsic value on this table was calculated based on the closing market value of the Company’s stock on March 31, 2012 ($9.82).

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Stock-Based Compensation (continued)

Expired Plans

As of March 31, 2012, the Company also had outstanding an aggregate of 216,089 options to acquire common stock under plans that had previously expired. A summary of stock option activity for the Company’s expired stock option plans for the three months ended March 31, 2012 is as follows:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price Per	Contractu	Intrinsic
	Shares	Share	al Life	Value (2)
				(000s)
Outstanding, December 31, 2011	221,239	$13.62
Granted	-	-
Exercised	-	-
Terminated/Expired	(5,150)	$13.60
Outstanding, March 31, 2012	216,089	$13.62	2.7 years	$19
Exercisable, March 31, 2012	216,089	$13.62	2.7 years	$19
Available for grant, March 31, 2012	-

(2)	The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on the March 31, 2012 ($9.82) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option.

All Stock-Based Compensation Plans

As of March 31, 2012, a total of 610,639 shares of common stock were reserved for issuance under the various stock option and stock-based plans. As of March 31, 2012, the unamortized fair value of awards relating to outstanding SUAs and options was $698 thousand, which is expected to be amortized over a weighted average period of 2.7 years.

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

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Basic and diluted weighted average common shares outstanding are as follows:

	Three Months Ended
	March 31,	March 31,
	2012	2011
	(in thousands)
Weighted average common shares	5,235	5,212
Common equivalent shares	9	31
Weighted average common shares outstanding, assuming dilution	5,244	5,243

For the three months ended March 31, 2012 and 2011, options to purchase 205 thousand and 278 thousand common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

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

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

6.	Subsequent Events

The Company evaluated all events or transactions that occurred after March 31, 2012 up through the time of filing with the SEC our Quarterly Report on Form 10-Q for the period ended March 31, 2012. During this period, the Company did not have any material recognizable subsequent events, except as disclosed herein.

On May 8, 2012, the Company declared a quarterly dividend of $0.15 per share for a total of $789 thousand, which will be paid on May 31, 2012 to shareholders of record on May 18, 2012.

7.	Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2011-5, “Comprehensive income” and ASU 2011-12, “Comprehensive Income” - amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. In December 2011, a new accounting standard was issued that indefinitely deferred the effective date for the requirement to present the reclassification of items from comprehensive income on the face of the financial statements. Both standards require retrospective application, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company adopted the revised accounting standards effective January 1, 2012. The adoption had no impact on the Company's financial position or results of operations, except the expanded disclosures on the face of the Company’s income statement.

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

Revenues for the first quarter of 2012 were $6.2 million, an increase of 4% from first quarter 2011 revenue of $6.0 million. The Company reported net income of $0.16 per diluted share for the three months ended March 31, 2012 and March 31, 2011. At March 31, 2012, the Company had $4.7 million of cash and cash equivalents. The Company distributed $785 thousand or $0.15 per share of cash dividends to its shareholders in the three months ended March 31, 2012. The Company has paid sixty-two consecutive quarterly cash dividends.

RESULTS OF OPERATIONS

Revenues were $6.2 million for three months ended March 31, 2012 compared to revenues of $6.0 million for the three months ended March 31, 2011, representing an increase of 4%. The increase in revenues for the three months ended March 31, 2012 was a result of an increase in testing volume from new clients, while our base business experienced a moderate reduction in volume. The amount of average revenue per sample remained about the same.

Gross profit increased $0.1 million to $3.7 million for the three months ended March 31, 2012, compared to $3.6 million for the three months ended March 31, 2011. Direct costs grew by $196 thousand or 8% for the three months ended March 31, 2012 compared to the same period in 2011, mainly due to a greater volume of samples as well as a higher cost of supplies. The gross profit margin decreased to 59% for the three months ended March 31, 2012 compared to 60% for the comparable period of 2011, mainly as a result of an increase in supplies costs.

General and administrative (“G&A”) expenses were $995 thousand and $970 thousand for the three months ended March 31, 2012 and 2011, respectively. As a percentage of revenue, G&A expenses were 16% for the three months ended March 31, 2012 and 2011.

Marketing and selling expenses were $1.1 million for the three months ended March 31, 2012 as compared to $1.0 million for the three months ended March 31, 2011, an increase of 10%. Total marketing and selling expenses represented 18% of revenue for the three months ended March 31, 2012, compared to 17% for the comparable period of 2011. The increase in marketing and selling expenses was primarily from higher information technology costs associated with sales and marketing programs.

Research and development (“R&D”) expenses for the three months ended March 31, 2012 were $168 thousand compared to $142 thousand for the comparable period of 2011, an increase of 18%. R&D expenses represented 3% of revenue in the first quarter 2012 and 2% for the comparable period of 2011.

Interest income for the three months ended March 31, 2012 decreased by $1 thousand to $1 thousand when compared to the same period of 2011 in which interest income was $2 thousand. Interest income represented interest and dividends earned on cash and cash equivalents. Lower interest rates on our mix of cash and cash equivalents caused the decrease in interest income for the three month period ended March 31, 2012.

Provision for income taxes During the three months ended March 31, 2012 and 2011, the Company recorded income tax provisions of $550 thousand and $634 thousand, respectively. These provisions represented effective tax rates of 40% for the three months ended March 31, 2012 and 42% for the comparable period of 2011. The Company continues to monitor the effective tax rate, but does not expect a significant change for the remaining nine months of 2012.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012, the Company had approximately $4.7 million of cash and cash equivalents. The Company's operating activities provided net cash of $167 thousand for the three months ended March 31, 2012. Investing activities used $220 thousand of cash while financing activities used $785 thousand of cash during the first three months of 2012.

Cash provided by operating activities of $167 thousand reflected net income of $827 thousand adjusted for depreciation and amortization of $137 thousand, stock-based compensation of $114 thousand and a decrease in prepaid expenses and other current assets of $385 thousand. This was offset by an increase in accounts receivable of $308 thousand, a decrease in accounts payable of $362 thousand, a decrease of accrued expenses of $580 thousand, and an increase of deferred income taxes of $46 thousand. Cash used in investing activities included equipment and leasehold improvements of $198 thousand which were purchased during the first quarter of 2012. We anticipate spending $1.3 million to $1.5 million in additional capital purchases for the remainder of 2012.

During the three months ended March 31, 2012, the Company distributed $785 thousand in cash dividends to its shareholders.

Contractual obligations as of March 31, 2012 were as follows:

	Less Than One Year	1-3 Years	4-5 years	After 5 Years	Total
	(in thousands)
Operating leases	$599	$1,621	$2	$-	$2,222
Purchase commitment	457	-	-	-	457
	$1,056	$1,621	$2	$-	$2,679

In May 2012, the company extended the lease in its Las Vegas facility for four years, to expire in April 2016. This commitment is reflected in the table above. The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its drug testing procedures from this sole supplier in exchange for variable annual payments based upon prior year purchases. Purchases amounted to $153 thousand for the three months ended March 31, 2012 as compared to $132 thousand for the comparable period of 2011. The Company expects to purchase approximately $457 thousand for the remainder of 2012. In exchange for exclusivity, among other things, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company’s purchase commitments. This agreement does not include a fixed termination date; however, it is cancelable upon mutual agreement by the parties or six months after termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.

At March 31, 2012, the Company's principal sources of liquidity included an aggregate of approximately $4.7 million of cash and cash equivalents. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures for the next 12 months. Depending upon the Company's results of operations and capital needs, the Company may use various financing sources to raise additional funds, although the Company does not have any such plans at this time. At March 31, 2012, the Company had no long-term debt.

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

The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. Interest and penalties related to income tax matters are recognized as a general and administrative expense. The Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued as of March 31, 2012 or December 31, 2011.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity. The Company maintains cash and cash equivalents which consist of cash, money market funds and certificates of deposit with financial institutions. Due to the conservative nature and relatively short duration of our cash and cash equivalents interest rate risk is mitigated.

Based on our ability to access our cash and cash equivalents, our expected operating cash flows and our other sources of cash; we do not anticipate that any lack of liquidity will materially affect our ability to operate our business.

Item 4. Controls and Procedures

As of the date of this report, our Chief Executive Officer and our Vice President - Finance performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Vice President – Finance concluded that the Company’s disclosure controls and procedures were effective for ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and disclosed within the time periods specified in the SEC’s rules and forms, and that its disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these internal controls over financial reporting subsequent to the date of the most recent evaluation.

PART II OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of treasury stock in the first quarter of 2012.

Item 6. Exhibits

See Exhibit Index included in this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation

Date: May 10, 2012	By:	/s/ Raymond C. Kubacki
Raymond C. Kubacki
Chairman and Chief Executive Officer
(principal executive officer)

Date: May 10, 2012	By:	/s/ Neil L. Lerner
Neil L. Lerner
Vice President - Finance
(principal accounting officer)

PSYCHEMEDICS CORPORATION

FORM 10-Q

March 31, 2012

EXHIBIT INDEX

