Form 10-Q
period 2012-06-30
PSYCHEMEDICS CORP
filed 2012-08-14
CIK 806517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at August 14, 2012 was 5,272,428.

PSYCHEMEDICS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

PSYCHEMEDICS CORPORATION

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2012	2011

ASSETS
Current Assets:
Cash and cash equivalents	$4,761,857	$5,564,233
Accounts receivable, net of allowance for doubtful accounts of $126,570 in 2012 and $169,191 in 2011	5,351,587	4,490,976
Prepaid expenses and other current assets	998,185	565,508
Income tax receivable	—	564,083
Deferred tax assets	402,760	315,501

Total Current Assets	11,514,389	11,500,301

Fixed Assets	2,339,432	2,063,377

Other assets	267,366	237,174

Total Assets	$14,121,187	$13,800,852

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$1,130,727	$961,844
Accrued expenses	1,098,210	1,321,856

Total Current Liabilities	2,228,937	2,283,700

Deferred tax liabilities, long-term	482,523	482,523
Total Liabilities	2,711,460	2,766,223

Shareholders' Equity:
Preferred-stock, $0.005 par value, 872,521 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.005 par value; 50,000,000 shares authorized 5,940,558 shares issued in 2012 and 5,903,552 shares issued 2011	29,703	29,518
Additional paid-in capital	28,217,190	28,095,946
Accumulated deficit	(6,755,377)	(7,009,046)
Less - Treasury stock, at cost, 668,130 shares	(10,081,789)	(10,081,789)

Total Shareholders' Equity	11,409,727	11,034,629

Total Liabilities and Shareholders' Equity	$14,121,187	$13,800,852

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues	$6,861,720	$6,227,785	$13,105,575	$12,227,524
Cost of revenues	2,758,334	2,489,193	5,337,069	4,872,219

Gross profit	4,103,386	3,738,592	7,768,506	7,355,305

Operating Expenses:
General & administrative	1,004,548	909,395	1,999,989	1,879,459
Marketing & selling	1,220,794	950,178	2,345,619	1,964,295
Research & development	213,894	121,053	381,942	263,504

Total Operating Expenses	2,439,236	1,980,626	4,727,550	4,107,258

Operating income	1,664,150	1,757,966	3,040,956	3,248,047
Interest income	485	1,812	995	4,017

Net income before provision for income taxes	1,664,635	1,759,778	3,041,951	3,252,064

Provision for income taxes	663,591	666,556	1,213,416	1,300,354

Net income and comprehensive income	$1,001,044	$1,093,222	$1,828,535	$1,951,710

Basic net income per share	$0.19	$0.21	$0.35	$0.37

Diluted net income per share	$0.19	$0.21	$0.35	$0.37

Dividends declared per share	$0.15	$0.12	$0.30	$0.24

Weighted average common shares outstanding, basic	5,260,462	5,233,200	5,248,011	5,222,665

Weighted average common shares outstanding, diluted	5,266,461	5,241,510	5,255,354	5,231,790

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,828,535	$1,951,710

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	279,204	170,560
Stock-based compensation	215,988	190,739
Deferred income taxes	(87,259)	(76,400)
Changes in operating assets and liabilities:
Accounts receivable	(860,611)	(1,149,815)
Prepaid expenses, other current assets, and income tax receivable	131,406	(138,968)
Accounts payable	168,883	(288,201)
Accrued expenses	(223,646)	199,792
Deferred revenue	-	(5,175)
Net cash provided by operating activities	1,452,500	854,242

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of short-term investments	-	(15,234,872)
Sales of short-term investments	-	15,233,093
Purchases of equipment and leasehold improvements	(549,556)	(545,018)
Other assets	(35,895)	(68,601)
Net cash used in investing activities	(585,451)	(615,398)

CASH FLOWS USED IN FINANCING ACTIVITIES:

Proceeds from issuance of stock, net of tax withholding	(94,559)	(86,992)
Cash dividends paid	(1,574,866)	(1,254,027)
Net cash used in financing activities	(1,669,425)	(1,341,019)

Net decrease in cash	(802,376)	(1,102,175)

Cash and Cash Equivalents, beginning of period	5,564,233	3,720,488
Cash and Cash Equivalents, end of period	$4,761,857	$2,618,313

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$647,354	$1,129,000

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (“the Company,” “our Company,” “our” or “we”) as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 9, 2012. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the six months ended June 30, 2012 may not be indicative of the results that may be expected for the year ending December 31, 2012, or any other period.

2.	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents consist of cash savings and a bank money market account.

3.	Stock-Based Compensation

2006 Equity Incentive Plan

The Company’s 2006 Incentive Plan provides for the grant or issuance to officers, directors, employees and consultants of options with terms of up to ten years, restricted stock, stock unit awards (SUA’s), issuances of stock bonuses or other stock-based awards, covering up to 500,000 shares of common stock. As of June 30, 2012, 220,069 shares remained available for future grant under the 2006 Incentive Plan.

The Company granted stock unit awards (SUAs) covering 65,000 shares of common stock on May 22, 2012. There were no previously granted awards that terminated during the first of 2012. The SUAs vest over a period of two years for non-employee board members and four years for employees and are convertible into an equivalent number of shares of the Company’s common stock provided that the director or employee receiving the award remains continuously employed throughout the vesting period. The Company records compensation expense related to the SUAs on a straight-line basis over the vesting term of the SUAs. Employees are issued shares upon vesting, net of tax withholdings, unless the employee chooses to receive all shares and pay for the associated employment taxes. No other types of equity-based awards have been granted or issued under the 2006 Incentive Plan.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Stock-Based Compensation (continued)

A summary of activity for SUAs under the Company’s 2006 Incentive Plan for the six months ended June 30, 2012 is as follows:

	Number of Shares	Aggregate Intrinsic Value (1)
		(000s)
Unvested, December 31, 2011	119,100
Granted	65,000
Forfeited/expired	(9,619)
Converted to common stock	(37,006)
Unvested, June 30, 2012	137,475	$1,415

Available for grant, June 30, 2012	220,069

(1)	The aggregate intrinsic value on this table was calculated based on the closing market value of the Company’s stock on June 30, 2012 ($10.29).

Expired Plans

As of June 30, 2012, the Company also had outstanding an aggregate of 199,838 options to acquire common stock under plans that had previously expired. A summary of stock option activity for the Company’s expired stock option plans for the six months ended June 30, 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (2)
				(000s)
Outstanding, December 31, 2011	221,239	$13.62
Granted	-	-
Exercised	-	-
Terminated/Expired	(21,401)	$13.66
Outstanding, June 30, 2012	199,838	$13.62	2.6 years	$26
Exercisable, June 30, 2012	199,838	$13.62	2.6 years	$26
Available for grant, June 30, 2012	-

(2)	The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on the June 30, 2012 ($10.29) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Stock-Based Compensation (continued)

All Stock-Based Compensation Plans

As of June 30, 2012, a total of 557,382 shares of common stock were reserved for issuance under the various stock option and stock-based plans. As of June 30, 2012, the unamortized fair value of awards relating to outstanding SUAs and options was $1.2 million, which is expected to be amortized over a weighted average period of 3.2 years.

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

Basic and diluted weighted average common shares outstanding are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
	(in thousands)

Weighted average common shares	5,260	5,233	5,248	5,223
Common equivalent shares	6	9	7	9
Weighted average common shares outstanding, assuming dilution	5,266	5,242	5,255	5,232

For the three months ended June 30, 2012 and 2011, options to purchase 192 thousand and 262 thousand common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive. The amounts for the six month period ended June 30, 2012 and 2011 were 199 thousand and 267 thousand common shares, respectively.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

The financial assets of the Company measured at fair value on a recurring basis are cash and cash equivalents. The Company’s cash equivalents are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices that are accessible at the measurement date for identical assets and liabilities. The cash equivalents were $4.8 million as of June 30, 2012 and $5.6 million as of December 31, 2011.

6.	Subsequent Events

The Company evaluated all events or transactions that occurred after June 30, 2012 up through the time of filing with the SEC our Quarterly Report on Form 10-Q for the period ended June 30, 2012. During this period, the Company did not have any material recognizable subsequent events, except as disclosed herein.

On August 7, 2012, the Company declared a quarterly dividend of $0.15 per share for a total of $791 thousand, which will be paid on August 30, 2012 to shareholders of record on August 17, 2012.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

OVERVIEW

Psychemedics Corporation was incorporated in 1986. The Company is the world’s largest provider of hair testing for drugs of abuse, utilizing a patented hair analysis method involving immunoassay technology and confirmation by mass spectrometry to analyze human hair to detect abused substances. The Company’s customers include Fortune 500 companies, as well as small to mid-size corporations, schools and governmental entities located primarily in the United States.

Revenues for the second quarter of 2012 were $6.9 million, an increase of 10% from the second quarter 2011 revenue of $6.2 million. The Company reported net income of $0.19 per diluted share for the three months ended June 30, 2012, compared to net income of $0.21 per share in the comparable period in 2011. At June 30, 2012, the Company had $4.8 million of cash and cash equivalents. The Company distributed $790 thousand or $0.15 per share of cash dividends to its shareholders in the three months ended June 30, 2012. The Company has paid sixty-three consecutive quarterly cash dividends.

RESULTS OF OPERATIONS

Revenues were $6.9 million for three months ended June 30, 2012 compared to revenues of $6.2 million for the three months ended June 30, 2011, representing an increase of 10%. The increase in revenues for the three months ended June 30, 2012 was a result of an increase in testing volume from new and existing clients of 15%. The average revenue per sample decreased 5% from the comparative period in 2011, which was primarily driven by the mix of customers. Revenues for the six months ended June 30, 2012 were $13.1 million, representing an increase of 7% in revenues from the comparable period of 2011 of $12.2 million. The increase was primarily due to an increase in volume, as test samples increased 9% from the first half of 2011.

Gross profit increased $0.4 million to $4.1 million for the three months ended June 30, 2012, compared to $3.7 million for the three months ended June 30, 2011. Direct costs increased by $269 thousand or 11% for the three months ended June 30, 2012 compared to the same period in 2011, mainly due to a greater volume of samples. The gross profit margin was 60% for the three months ended June 30, 2012 and for the comparable period of 2011. Gross profit for the six months ended June 30, 2012 increased $0.4 million to $7.8 million compared to $7.4 million for the comparable period in 2011. Direct costs increased by $465 thousand or 10% for the six months ended June 30, 2012 when compared to the same period in 2011, mostly due to a greater volume in samples and partly due to an increase in supplies related to new business. The gross profit margin for the six month period ended June 30, 2012 was 59% compared to 60% for the comparable period in 2011.

General and administrative (“G&A”) expenses were $1.0 million and $909 thousand for the three months ended June 30, 2012 and 2011, respectively. As a percentage of revenue, G&A expenses were 15% for the three months ended June 30, 2012 and 2011. General and administrative expenses were $2.0 million and $1.9 million for the six months ended June 30, 2012 and 2011, respectively. As a percentage of revenue, G&A expenses were 15% for the six months ended June 30, 2012 and 2011.

Marketing and selling expenses were $1.2 million for the three months ended June 30, 2012 as compared to $950 thousand for the three months ended June 30, 2011, an increase of 28%. Total marketing and selling expenses represented 18% of revenue for the three months ended June 30, 2012, compared to 15% for the comparable period of 2011. For the six months ended June 30, 2012, marketing and selling expenses were $2.3 million, an increase of $381 thousand from the prior year at $2.0 million. The increase in marketing and selling expenses was primarily from the addition of additional sales positions, as well as higher information technology costs related to marketing programs.

Research and development (“R&D”) expenses for the three months ended June 30, 2012 were $214 thousand compared to $121 thousand for the comparable period of 2011, an increase of 77%. This increase is driven by the recently announced technology change in our screening process to enzyme immunoassay (EIA) analysis. R&D expenses represented 3% of revenue for the three months ended June 30, 2012, compared to 2% for the comparable period of 2011. Research and development expenses for the six months ended June 30, 2012 were $382 thousand compared to $264 thousand in the prior year. R&D expenses represented 3% and 2% of revenue for the six months ended 2012 and 2011, respectively.

Provision for income taxes During the three months ended June 30, 2012 and 2011, the Company recorded tax provisions of $664 thousand and $667 thousand, respectively. These provisions represented effective tax rates of 40% for the three months ended June 30, 2012 and 38% for the comparable period of 2011. During the six months ended June 30, 2012 and June 30, 2011, the Company recorded tax provisions of $1.2 million and $1.3 million, respectively. These provisions represented effective tax rates of 40% for the six month periods ended June 30, 2011 and for the comparative period last year. The 40% represents the current estimate of the year-end tax rate. The Company continues to monitor the effective tax rate, but does not expect a significant change for the remaining six months of 2012.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2012, the Company had approximately $4.8 million of cash and cash equivalents. The Company's operating activities provided net cash of $1.5 million for the six months ended June 30, 2012. Investing activities used $585 thousand of cash while financing activities used $1.7 million of cash during the first six months of 2012.

Cash provided by operating activities of $1.5 million reflected net income of $1.8 million adjusted for depreciation and amortization of $279 thousand, stock-based compensation of $216 thousand, and a decrease for deferred income taxes of $87 thousand. This was offset by the following changes in assets and liabilities: an increase in accounts receivable of $861 thousand, a decrease in prepaid expenses of $131 thousand, an increase in accounts payable of $169 thousand, and a decrease in accrued expenses of $224 thousand.

Cash used in investing activities included equipment and leasehold improvements of $550 thousand which were purchased during the six months of 2012. We anticipate spending $800 thousand to $1.2 million in additional capital purchases for the remainder of 2012.

During the six months ended June 30, 2012, the Company distributed $1.7 million in cash dividends to its shareholders.

Contractual obligations as of June 30, 2012 were as follows:

	Less Than One Year	1-3 Years	4-5 years	After 5 Years	Total
	(in thousands)
Operating leases	$605	$1,181	$289	$-	$2,075
Purchase commitment	305	-	-	-	305
	$910	$1,181	$289	$-	$2,380

In May 2012, the Company extended the lease of its Las Vegas facility for four years, to expire in April, 2016. This extension is reflected in the prior table. The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its radioimmunoassay drug testing procedures from this sole supplier in exchange for variable annual payments based upon prior calendar year purchases. Purchases amounted to $305 thousand for the six months ended June 30, 2012 as compared to $264 thousand for the comparable period of 2011. The Company expects to expend approximately $305 thousand for isotope purchases during the remainder of 2012. In exchange for exclusivity, among other things, the supplier has provided the Company with the right to purchase the isotope technology at fair market value under certain conditions, including the failure to meet the Company’s isotope supply commitments. This agreement does not include a fixed termination date; however, it is cancelable upon mutual agreement by the parties or six months after termination notice by the Company of its intent to use a different technology in connection with its drug testing procedures.

At June 30, 2012, the Company's principal sources of liquidity included an aggregate of approximately $4.8 million of cash and cash equivalents. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures for at least the next 12 months. Depending upon the Company's results of operations and capital needs, the Company may use various financing sources to raise additional funds, although the Company does not have any such plans at this time. At June 30, 2012, the Company had no long-term debt.

CRITICAL ACCOUNTING POLICIES

In our Annual Report on Form 10-K for the year ended December 31, 2011, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no changes to these policies since December 31, 2011. Readers are encouraged to review these disclosures in conjunction with the review of this quarterly report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity. The Company maintains cash and cash equivalents which consist of cash and money market funds with financial institutions. Due to the conservative nature and relatively short duration of our cash and cash equivalents interest rate risk is mitigated.

Based on our ability to access our cash and cash equivalents, our expected operating cash flows and our other sources of cash; we do not anticipate that any lack of liquidity will materially affect our ability to operate our business.

Item 4. Controls and Procedures

As of the date of this report, our Chief Executive Officer and our Vice President - Finance performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Vice President - Finance concluded that the Company’s disclosure controls and procedures were effective for ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and disclosed within the time periods specified in the SEC’s rules and forms, and that its disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these internal controls over financial reporting subsequent to the date of the most recent evaluation.

PART II OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

See Exhibit Index included in this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation

Date: August 14, 2012	By:	/s/ Raymond C. Kubacki
Raymond C. Kubacki
Chairman and Chief Executive Officer
(principal executive officer)

Date: August 14, 2012	By:	/s/ Neil L. Lerner
Neil L. Lerner
Vice President - Finance
(principal accounting officer)

PSYCHEMEDICS CORPORATION

FORM 10-Q

June 30, 2012

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

