Form 10-Q
period 2012-09-30
PSYCHEMEDICS CORP
filed 2012-11-09
CIK 806517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at November 9, 2012 was 5,272,428.

PSYCHEMEDICS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PSYCHEMEDICS CORPORATION

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2012	2011

ASSETS
Current Assets:
Cash and cash equivalents	$3,663,499	$5,564,233
Accounts receivable, net of allowance for doubtful accounts of $131,218 in 2012 and $169,191 in 2011	5,343,338	4,490,976
Prepaid expenses and other current assets	1,093,408	565,508
Income tax receivable	--	564,083
Deferred tax assets	451,681	315,501

Total Current Assets	10,551,926	11,500,301
Fixed Assets, net of accumulated amortization and depreciation of $4,222,467 in 2012 and $11,026,278 in 2011	3,490,382	2,063,377

Other assets	309,717	237,174

Total Assets	$14,352,025	$13,800,852

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$1,266,603	$961,844
Accrued expenses	984,465	1,321,856

Total Current Liabilities	2,251,068	2,283,700

Deferred tax liabilities, long-term	482,523	482,523
Total Liabilities	2,733,591	2,766,223

Commitments and Contingencies (Note 7)
Shareholders' Equity:
Preferred-stock, $0.005 par value, 872,521 shares authorized, no shares issued or outstanding	--	--
Common stock, $0.005 par value; 50,000,000 shares authorized 5,940,558 shares issued in 2012 and 5,903,552 shares issued 2011	29,703	29,518
Additional paid-in capital	28,338,280	28,095,946
Accumulated deficit	(6,667,760)	(7,009,046)
Less - Treasury stock, at cost, 668,130 shares	(10,081,789)	(10,081,789)

Total Shareholders' Equity	11,618,434	11,034,629

Total Liabilities and Shareholders' Equity	$14,352,025	$13,800,852

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues	$6,459,775	$6,315,142	$19,565,350	$18,542,666
Cost of revenues	2,742,072	2,371,255	8,079,141	7,243,474

Gross profit	3,717,703	3,943,887	11,486,209	11,299,192

Operating Expenses:
General & administrative	921,891	1,018,967	2,921,880	2,898,426
Marketing & selling	1,067,768	981,197	3,413,388	2,945,492
Research & development	297,090	136,281	679,031	399,785

Total Operating Expenses	2,286,749	2,136,445	7,014,299	6,243,703

Operating income	1,430,954	1,807,442	4,471,910	5,055,489
Interest income	447	773	1,442	4,790

Net income before provision for income taxes	1,431,401	1,808,215	4,473,352	5,060,279

Provision for income taxes	552,920	708,830	1,766,336	2,009,184

Net income and comprehensive income	$878,481	$1,099,385	$2,707,016	$3,051,095

Basic net income per share	$0.17	$0.21	$0.52	$0.58

Diluted net income per share	$0.17	$0.21	$0.51	$0.58

Dividends declared per share	$0.15	$0.12	$0.45	$0.36

Weighted average common shares outstanding, basic	5,272,428	5,237,603	5,256,240	5,227,699

Weighted average common shares outstanding, diluted	5,289,808	5,240,895	5,266,237	5,234,577

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,707,016	$3,051,095

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	419,541	258,708
Stock-based compensation	337,078	304,408
Deferred income taxes	(136,180)	(122,322)
Changes in operating assets and liabilities:
Accounts receivable	(852,362)	(2,291,612)
Prepaid expenses, other current assets, and income tax receivable	36,183	(135,247)
Accounts payable	304,759	(405,903)
Accrued expenses	(337,391)	138,616
Deferred revenue	-	(16,605)
Net cash provided by operating activities	2,478,644	781,138

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of short-term investments	-	(13,198,341)
Sales of short-term investments	-	15,216,793
Purchases of equipment and leasehold improvements	(1,837,200)	(912,620)
Other assets	(81,889)	(113,939)
Net cash (used in) provided by investing activities	(1,919,089)	991,893

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of tax withholding	(94,559)	(86,992)
Acquisition of treasury stock	-	(22,391)
Cash dividends paid	(2,365,730)	(1,882,611)
Net cash used in financing activities	(2,460,289)	(1,991,994)

Net decrease in cash	(1,900,734)	(218,963)

Cash and Cash Equivalents, beginning of period	5,564,233	3,720,488
Cash and Cash Equivalents, end of period	$3,663,499	$3,501,525

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$1,208,800	$1,729,000

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (“the Company,” “our Company,” “our” or “we”) as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 9, 2012. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the nine months ended September 30, 2012 may not be indicative of the results that may be expected for the year ending December 31, 2012, or any other period.

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

The Company granted stock unit awards (SUAs) covering 65,000 shares of common stock on May 22, 2012. There were no previously granted awards that terminated during the first nine months of 2012. The SUAs vest over a period of two years for non-employee board members and four years for employees and are convertible into an equivalent number of shares of the Company’s common stock provided that the director or employee receiving the award remains continuously employed throughout the vesting period. The Company records compensation expense related to the SUAs on a straight-line basis over the vesting term of the SUAs. Employees are issued shares upon vesting, net of tax withholdings, unless the employee chooses to receive shares and pay for the associated employment taxes. No other types of equity-based awards have been granted or issued under the 2006 Incentive Plan.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Stock-Based Compensation (continued)

A summary of activity for SUAs under the Company’s 2006 Incentive Plan for the nine months ended September 30, 2012 is as follows:

	Number of Shares	Aggregate Intrinsic Value (1)
		(000s)
Unvested, December 31, 2011	119,100
Granted	65,000
Shares withheld for taxes	(9,619)
Converted to common stock	(37,006)
Unvested, September 30, 2012	137,475	$1,659
Available for grant, September 30, 2012	220,069

(1)	The aggregate intrinsic value on this table was calculated based on the closing market value of the Company’s stock on September 30, 2012 ($12.07).

Expired Plans

As of September 30, 2012, the Company also had outstanding an aggregate of 199,838 options to acquire common stock under plans that had previously expired. A summary of stock option activity for the Company’s expired stock option plans for the nine months ended September 30, 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (2)
				(000	s)
Outstanding, December 31, 2011	221,239	$13.62
Granted	-	-
Exercised	-	-	-
Terminated/Expired	(21,401)	$13.66
Outstanding, September 30, 2012	199,838	$13.62	2.4 years	$60
Exercisable, September 30, 2012	199,838	$13.62	2.4 years	$60
Available for grant, September 30, 2012	-

(2)	The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on the September 30, 2012 ($12.07) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Stock-Based Compensation (continued)

All Stock-Based Compensation Plans

As of September 30, 2012, a total of 557,382 shares of common stock were reserved for issuance under the various stock option and stock-based plans. As of September 30, 2012, the unamortized fair value of awards relating to outstanding SUAs and options was $1.1 million, which is expected to be amortized over a weighted average period of 3.0 years.

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

Basic and diluted weighted average common shares outstanding are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
	(in thousands)

Weighted average common shares	5,272	5,238	5,256	5,228
Common equivalent shares	18	3	10	7
Weighted average common shares outstanding, assuming dilution	5,290	5,241	5,266	5,235

For the three months ended September 30, 2012 and 2011, options to purchase 231 thousand and 269 thousand common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive. The amounts for the nine month period ended September 30, 2012 and 2011 were 264 thousand and 265 thousand common shares, respectively.

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

The financial assets of the Company measured at fair value on a recurring basis are cash and cash equivalents. The Company’s cash equivalents are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices that are accessible at the measurement date for identical assets and liabilities. The cash equivalents were $3.7 million as of September 30, 2012 and $5.6 million as of December 31, 2011.

6.	Subsequent Events

On November 5, 2012, the Company declared a quarterly dividend of $0.15 per share for a total of $791 thousand, which will be paid on November 28, 2012 to shareholders of record on November 15, 2012.

7.	Commitments and Contingencies

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. The Company believes that based upon information available to the Company at this time, the expected outcome of these matters would not have a material impact on the Company’s results of operations or financial condition.

8.	Fixed Asset Disposals

During the quarter, primarily in connection with the transition of the Company’s RIAH technology to EIA technology, the Company disposed of approximately $7.2 million of fixed assets.  These assets had a net book value of zero at the time of disposal.

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

OVERVIEW

Psychemedics Corporation was incorporated in 1986. The Company is the world’s largest provider of hair testing for drugs of abuse, utilizing a patented hair analysis method involving immunoassay technology and confirmation by mass spectrometry to analyze human hair to detect abused substances. The Company’s customers include Fortune 500 companies, as well as small to mid-size corporations, schools and governmental entities located primarily in the United States. During the third quarter of 2012, the Company made a transition in hair testing technology from radioimmonoassy (RIAH) to a custom designed enzyme immunoassay (EIA). The financial impact on the third quarter results is included in the discussion below.

Revenues for the third quarter of 2012 were $6.5 million, an increase of 2% from the third quarter 2011 revenue of $6.3 million. The Company reported net income of $0.17 per diluted share for the three months ended September 30, 2012, compared to net income of $0.21 per share in the comparable period in 2011. At September 30, 2012, the Company had $3.7 million of cash and cash equivalents. The Company distributed $791 thousand or $0.15 per share of cash dividends to its shareholders in the three months ended September 30, 2012. The Company has paid sixty-four consecutive quarterly cash dividends.

RESULTS OF OPERATIONS

Revenues were $6.5 million for three months ended September 30, 2012 compared to revenues of $6.3 million for the three months ended September 30, 2011, representing an increase of 2%. The increase in revenues for the three months ended September 30, 2012 was a result of an increase in testing volume from new and existing clients of 5%. The average revenue per sample decreased 3% from the comparative period of 2011, which was primarily driven by the mix of customers. Revenues for the nine months ended September 30, 2012 were $19.6 million, representing an increase of 6% in revenues from the comparable period of 2011 of $18.5 million. The increase was primarily due to an increase in volume, as test samples increased 8% from the first nine months of 2011.

Gross profit was $3.7 million and $3.9 million for the three months ended September 30, 2012 and September 30, 2011, respectively. Direct costs increased by $370 thousand or 16% for the three months ended September 30, 2012 compared to the same period of 2011, due to a greater volume of samples and transition costs from our hair testing technology of RIAH to EIA. During the quarter, the Company capitalized $298 thousand of software development costs related to the new EIA process, $137 thousand of which was incurred in the third quarter, and $161 thousand which had been expensed in the first six months of 2012. The gross profit margin for the three month period ended September 30, 2012 was 58% compared to 62% for the comparable period in 2011. Gross profit for the nine months ended September 30, 2012 increased $187 thousand to $11.5 million compared to $11.3 million for the comparable period in 2011. Direct costs increased by $835 thousand or 12% for the nine months ended September 30, 2012 when compared to the same period in 2011, mostly due to a greater volume in samples and partly due to transition costs from RIAH to EIA. The gross profit margin for the nine month period ended September 30, 2012 was 59% compared to 61% for the comparable period in 2011.

General and administrative (“G&A”) expenses were $922 thousand and $1.0 million for the three months ended September 30, 2012 and 2011, respectively. As a percentage of revenue, G&A expenses were 14% and 16% for the three months ended September 30, 2012 and 2011, respectively. General and administrative expenses were $2.9 million for the nine months ended September 30, 2012 and 2011. As a percentage of revenue, G&A expenses were 15% and 16% for the nine months ended September 30, 2012 and 2011, respectively.

Marketing and selling expenses were $1.1 million for the three months ended September 30, 2012 as compared to $981 thousand for the three months ended September 30, 2011, an increase of 9%. Total marketing and selling expenses represented 17% of revenue for the three months ended September 30, 2012, compared to 16% for the comparable period of 2011. For the nine months ended September 30, 2012, marketing and selling expenses were $3.4 million, an increase of $468 thousand from the prior year at $2.9 million. The increase in marketing and selling expenses was primarily from additional sales positions, as well as higher information technology costs related to marketing programs.

Research and development (“R&D”) expenses for the three months ended September 30, 2012 were $297 thousand compared to $136 thousand for the comparable period of 2011, an increase of 118%. This increase is driven by R&D activities related to EIA analysis. R&D expenses represented 5% of revenue for the three months ended September 30, 2012, compared to 2% for the comparable period of 2011. Research and development expenses for the nine months ended September 30, 2012 were $679 thousand compared to $400 thousand in the prior year. R&D expenses represented 3% and 2% of revenue for the nine months ended 2012 and 2011, respectively.

Provision for income taxes During the three months ended September 30, 2012 and 2011, the Company recorded tax provisions of $553 thousand and $709 thousand, respectively. These provisions represented effective tax rates of 39% for the three months ended September 30, 2012 and for the comparable period of 2011. During the nine months ended September 30, 2012 and September 30, 2011, the Company recorded tax provisions of $1.8 million and $2.0 million, respectively. These provisions represented effective tax rates of 39% and 40% for the nine month periods ended September 30, 2012 and 2011, respectively. The 39% represents the current estimate of the year-end tax rate. The Company continues to monitor the effective tax rate, but does not expect a significant change for the remaining three months of 2012.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2012, the Company had approximately $3.7 million of cash and cash equivalents. The Company's operating activities provided net cash of $2.5 million for the nine months ended September 30, 2012. Investing activities used $1.9 million of cash while financing activities (primarily dividends) used $2.5 million of cash during the first nine months of 2012.

Cash provided by operating activities of $2.5 million reflected net income of $2.7 million adjusted for depreciation and amortization of $419 thousand, stock-based compensation of $337 thousand, and a decrease for deferred income taxes of $136 thousand. This was affected by the following changes in assets and liabilities: an increase in accounts receivable of $852 thousand, a decrease in prepaid expenses and other current assets of $36 thousand, an increase in accounts payable of $305 thousand, and a decrease in accrued expenses of $337 thousand.

Cash used in investing activities included equipment and leasehold improvements of $1.9 million which were purchased during the nine months of 2012. We anticipate spending $400 thousand to $700 thousand in additional capital purchases for the remainder of 2012.

During the nine months ended September 30, 2012, the Company distributed $2.4 million in cash dividends to its shareholders.

Contractual obligations as of September 30, 2012 were as follows:

	Less Than One Year	1-3 Years	4-5 years	After 5 Years	Total
	(in thousands)
Operating leases	$608	$1,163	$156	$-	$1,927
Purchase commitment	266	-	-	-	266
	$874	$1,163	$156	$-	$2,193

In May 2012, the Company extended the lease of its Las Vegas facility for four years, to expire in April, 2016. This extension is reflected in the prior table. The Company has a supply agreement with a vendor which requires the Company to purchase isotopes used in its radioimmunoassay drug testing procedures from this sole supplier in exchange for variable annual payments based upon prior calendar year purchases. Purchases amounted to $457 thousand for the nine months ended September 30, 2012 as compared to $396 thousand for the comparable period of 2011. The Company expects to expend approximately $152 thousand for isotope purchases during the remainder of 2012. As of October 1st, 2012, the Company has given its six month notice to terminate the isotope agreement in conjunction with the change from radioimmunoassay technology to enzyme immunoassay technology.

At September 30, 2012, the Company's principal sources of liquidity included an aggregate of approximately $3.7 million of cash and cash equivalents. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures for at least the next 12 months. Depending upon the Company's results of operations and capital needs, the Company may use various financing sources to raise additional funds, although the Company does not have any such plans at this time. At September 30, 2012, the Company had no long-term debt.

CRITICAL ACCOUNTING POLICIES

In our Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 9, 2012, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no changes to these policies since December 31, 2011. Readers are encouraged to review these disclosures in conjunction with the review of this quarterly report on Form 10-Q.

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

Date: November 9, 2012
	By:	/s/ Raymond C. Kubacki
Raymond C. Kubacki
Chairman and Chief Executive Officer
(principal executive officer)

Date: November 9, 2012
	By:	/s/ Neil L. Lerner
Neil L. Lerner
Vice President - Finance
(principal accounting officer)

PSYCHEMEDICS CORPORATION

FORM 10-Q

September 30, 2012

EXHIBIT INDEX

