Form 10-K
period 2012-12-31
PSYCHEMEDICS CORP
filed 2013-03-08
CIK 806517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). Yes ☐ No ☒

As of June 30, 2012, there were 5,272,428 shares of Common Stock of the Registrant outstanding. The aggregate market value of the Common Stock of the Registrant held by non-affiliates (assuming for these purposes, but not conceding, that all executive officers, directors and 5% shareholders are “affiliates” of the Registrant) as of June 30, 2012 was approximately $38 million, computed based upon the closing price of $10.29 per share on June 30, 2012.

As of February 25, 2013, there were 5,272,428 shares of Common Stock of the Registrant outstanding.

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
For the Year Ended December 31, 2012

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

Item 1. Business

General

Psychemedics Corporation is a Delaware corporation organized on September 24, 1986 to provide testing services for the detection of drugs of abuse through the analysis of hair samples. The Company’s testing methods utilize a patented technology that focuses on liquefying hair and releasing drugs trapped in the hair without destroying the drugs. This is fundamental to the entire process because the patented method gets virtually 100% of the drug out of the hair, and if you cannot get the drug out of the hair, you cannot measure it. The Company then performs a proprietary custom-designed enzyme immunoassay (EIA) on the precipitate, with confirmation testing by mass spectrometry.

The Company’s primary application of its patented technology is as a testing service that analyzes hair samples for the presence of certain drugs of abuse. The Company’s customized proprietary EIA procedures to drug test hair samples differ from the more commonly-used immunoassay procedures employed to test urine samples. The Company’s tests provide quantitative information that can indicate the approximate amount of drug ingested as well as historical data, which can show a pattern of individual drug use over a longer period of time, thereby providing superior detection compared to other types of drug testing. This information is useful to employers for both applicant and employee testing, as well as to physicians, treatment professionals, law enforcement agencies, school administrators, and parents concerned about their children’s drug use. The Company provides screening and confirmation by mass spectrometry using industry-accepted practices for cocaine, marijuana, PCP, amphetamines (including ecstasy) and opiates (including heroin, hydrocodone, hydromorphone, oxycodone and codeine).

Testing services are currently performed at the Company’s laboratory at 5832 Uplander Way, Culver City, California.

Development of Testing Method for Drugs of Abuse Using Hair

The analysis of drugs in the hair was initially developed in 1978 by the founders of the Company, Annette Baumgartner and Werner A. Baumgartner, Ph.D. The Baumgartners demonstrated that when certain chemical substances enter the bloodstream, the blood carries these substances to the hair where they become “entrapped” in the protein matrix in amounts approximately proportional to the amount ingested. The Company initially utilized a patented drug extraction method followed by a unique radioimmunoassy (RIAH) procedure to identify drugs in the hair. In 2011, the Company developed a new patented method, which it is currently using, for drug extraction. This patent covers the efficient liquefaction of hair and release of the drugs without destroying the drugs—getting virtually 100% of the drug out of the hair. The new patented method can be used with a broad range of immunoassay screen techniques, mass spectrometry methods, and chromatographic procedures.

In 2012, the Company developed its current custom designed enzyme immunoassay (EIA) test to replace the RIAH test. In its 510k filing with the U.S. Food and Drug Administration (FDA), the Company demonstrated to the FDA’s satisfaction, that the new EIA assay is substantially equivalent to the RIAH assay. This is significant as the RIAH process set the standard for its sensitivity, robustness and consistency. The newly developed immunoassays produced by the Psychemedics R&D team were uniquely designed specifically to meet and even exceed the standards of radioimmunoassay, and represent a significant technological breakthrough. Because Psychemedics is the only hair testing laboratory that manufactures its own screening assays, it has full control over all aspects of its technology, and that powerful advantage facilitated the Company's creation of the new assays with equivalence to its own previously FDA-cleared radioimmunoassays.

The EIA screened positive results are then confirmed by mass spectrometry. Depending upon the length of hair, the Company is able to provide historical information on drug use by the person from whom the sample was obtained. Because head hair grows approximately 1.3 centimeters per month, a 3.9 centimeter head hair sample can reflect drug ingestion over the approximate three months prior to the collection of the sample. Another option is sectional analysis of the head hair sample, in which the hair is sectioned lengthwise to approximately correspond to certain time periods, thereby providing information on patterns of drug use.

Validation of the Company’s Proprietary Testing Methods

The process of analyzing human hair for the presence of drugs has been the subject of numerous peer-reviewed, scientific field studies. The results from the studies have been published or accepted for publication in scientific journals have been generally favorable to the Company’s technology. Some of these studies were performed with the following organizations: Boston University School of Public Health; Citizens for a Better Community Court, Columbia University; Connecticut Department of Mental Health and Addictive Services; Koba Associates-DC Initiative, Harvard Cocaine Recovery Project; Hutzel Hospital, ISA Associates (Interscience America)-NIDA Workplace Study; University of California-Sleep State Organization; Maternal/Child Substance Abuse Project, Matrix Center, National Public Services Research Institute, Narcotic and Drug Research Institute, San Diego State University-Chemical Dependency Center, Spectrum Inc.; Stapleford Centre (London); Task Force on Violent Crime (Cleveland, Ohio); University of Miami-Department of Psychiatry, University of Miami-Division of Neonatology; University of South Florida-Operation Par Inc.; University of Washington, VA Medical Center-Georgia; U.S. Probation Parole-Santa Ana; and Wayne State University. The above studies included research in the following areas: effects of prenatal drug use, treatment evaluation, workplace drug use, the criminal justice system and epidemiology. Many of the studies have been funded by the National Institute of Justice or the National Institute on Drug Abuse (“NIDA”). Several hundred research articles written by independent researchers have been published supporting the general validity and usefulness of hair analysis.

Some of the Company’s customers have also completed their own testing to validate the Company’s hair test results compared to other companies’ urine test results. These studies consistently confirmed the Company’s superior detection rate compared to urinalysis testing. When results from the Company’s hair testing methods were compared to urine results in side-by-side evaluations, 4 to 10 times as many drug abusers were accurately identified by the Company’s proprietary methods.

In 1998, the National Institute of Justice, utilizing Psychemedics’ RIAH hair testing assay, completed a Pennsylvania Prison study where hair analysis revealed an average prison drug use level of approximately 7.9% in 1996. Comparatively, urinalysis revealed virtually no positives. After measures to curtail drug use were instituted (drug-sniffing dogs, searches and scanners), the use level fell to approximately 2% according to the results of hair analysis in 1998. Again, the urine tests showed virtually no positives. The study illustrates the usefulness of hair analysis to monitor populations and the weakness of urinalysis.

The Company has received 510k clearance from the FDA on all five of its assays used to test head and body hair for drugs of abuse. As of the date of this document, Psychemedics is the only company to receive FDA clearance for testing of drugs of abuse using both head and body hair.

Advantages of Using the Company’s Patented Method

The Company asserts that hair testing using its patented method confers substantive advantages over detection through urinalysis. Although urinalysis testing can provide accurate drug use information, the scope of the information is short-term and is generally limited to the type of drug ingested within a few days of the test. Studies published in many scientific publications have indicated that most drugs disappear from urine within a few days.

In contrast to urinalysis testing, hair testing using the Company’s patented method can provide long-term historical drug use information resulting in a significantly wider window of detection. This window may be several months or longer depending on the length of the hair sample. The Company’s standard test offering, however, uses a 3.9 centimeter length head hair sample cut close to the scalp which measures use for approximately three months prior to collection of the sample.

This wider window enhances the detection efficiency of hair analysis, making it particularly useful in pre-employment and random testing. Hair testing not only identifies more drug users, but it may also uncover patterns and severity of drug use (information most helpful in determining the scope of an individual’s involvement with drugs), while serving as a deterrent against drug use. Hair testing employing the Company’s patented method greatly reduces the incidence of “false negatives” associated with evasive measures typically encountered with urinalysis testing. For example, urinalysis test results are adversely impacted by excessive fluid intake prior to testing and by adulteration or substitution of the urine sample. Moreover, a drug user who abstains from use for a few days prior to urinalysis testing can usually escape detection. Hair testing is effectively free of these problems, as it cannot be thwarted by evasive measures typically encountered with urinalysis testing. Hair testing is also attractive to customers since sample collection is typically performed under close supervision yet is less intrusive and less embarrassing for test subjects.

Hair testing using the Company’s patented method (with mass spectrometry confirmation) further reduces the prospects of error in conducting drug detection tests. Urinalysis testing is more susceptible to problems such as “evidentiary false positives” resulting from passive drug exposure or poppy seeds. To combat this problem, in federally mandated testing, the opiate cutoff levels for urine testing were raised 667% (from 300 to 2,000 ng/ml) on December 1, 1998, and testing for the presence of a heroin metabolite, 6-AM, was required. These requirements, however, effectively reduced the detection time frame for confirmed heroin with 6-AM in urine down to several hours post drug use. In contrast, the metabolite 6-AM is stable in hair and can be detected for months.

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

When compared to other hair testing methods, not only are the Company’s assays cleared by the FDA for head and body hair, they also employ a unique patented method of liquefying hair that the Company believes allows for the most efficient release of drugs from the hair without destroying the drugs. The Company’s method of releasing drugs from hair is a key advantage and results in superior detection rates.

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

Intellectual Property

Certain aspects of the hair analysis method currently used by the Company are covered by US and foreign patents owned by the Company. The Company has been granted a total of eight US patents. On December 27, 2011, a patent was issued to the Company that focuses on liquefying hair and releasing drugs trapped in the hair without destroying the drugs. The new patented method can be used with a broad range of immunoassay screen techniques, mass spectrometry methods, and chromatographic procedures. On December 11, 2012, the company received an additional patent that extended the range of the patent received in 2011 for the liquefying of hair.

The Company also relies on trade secrets to protect certain aspects of its proprietary technology. The Company’s ability to protect the confidentiality of its trade secrets is dependent upon the Company’s internal safeguards and upon the laws protecting trade secrets and unfair competition.

In the event that patent protection or protection under the laws of trade secrets is not sufficient and the Company’s competitors succeed in duplicating the Company’s products, the Company’s business could be materially adversely affected.

Target Markets

Workplace

The Company focuses its primary marketing efforts on the private sector, with particular emphasis on job applicant and employee testing.

Most businesses use drug testing to screen job applicants and employees. The Hazeldon Foundation survey from 2007 indicated that 85 percent of human resource (“HR”) professionals believe that drug testing is an effective way to diagnose substance abuse. The prevalence of drug screening programs reflects a concern that drug use contributes to employee health problems and costs (as the same study found that 62 percent of HR professionals believe that absenteeism is the most significant problem caused by substance abuse and addiction, followed at 49 percent by reduced productivity, a lack of trustworthiness at 39 percent, a negative impact on the company’s external image at 32 percent, missed deadlines at 31 percent, and in certain industries, safety hazards.) It has been estimated that the cost to American businesses is more than $100 billion annually.

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

The Company performs a confirmation test of all screened positive results through mass spectrometry. The use of mass spectrometry is an industry accepted practice used to confirm a positive test result from the screening process. The Company offers its clients a five-drug screen with mass spectrometry confirmation of cocaine, PCP, marijuana, amphetamines (including Ecstasy), and opiates (including heroin and oxycodone).

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

Research

The Company is involved in the following ongoing studies involving use of drugs of abuse in various populations: Boston Medical Center; Boston University School of Public Health; University of North Carolina - Chapel Hill; Johns Hopkins Bloomberg School of Public Health; Mclean Hospital; Wayne State University and Chemistry and Drug Metabolism Section, NIDA; and Emmes Corporation.

Sales and Marketing

The Company markets its corporate drug testing services primarily through its own sales force and through distributors. Sales offices are located in several major cities in the United States in order to facilitate communications with corporate employers. The Company markets its home drug testing service, PDT-90, through the Internet.

Competition

The Company competes directly with numerous commercial laboratories that test for drugs primarily through urinalysis testing. Most of these laboratories, such as Quest Diagnostics, have substantially greater financial resources, market identity, marketing organizations, facilities, and more personnel than the Company. The Company has been steadily increasing its base of corporate customers and believes that future success with new customers is dependent on the Company’s ability to communicate the advantages of implementing a drug program utilizing the Company’s patented hair analysis method.

The Company’s ability to compete is also a function of pricing. The Company’s prices for its tests are generally somewhat higher than prices for tests using urinalysis. However, the Company believes that its superior detection rates, coupled with the customer’s ability to test less frequently due to hair testing’s wider window of detection (several months versus approximately three days with urinalysis), provide more value to the customer. This pricing policy could, however, lead to slower sales growth for the Company.

The Company also competes with other hair testing laboratories. The Company distinguishes itself from hair testing competitors by emphasizing the superior results the Company obtains through use of its unique patented extraction method (getting drug out of the hair), in combination with the Company’s FDA cleared immunoassay screen.

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

In 2000, the FDA issued regulations under the Federal Food, Drug and Cosmetic Act, as amended (the “FDC Act”) with respect to companies that market “drugs of abuse test sample collection systems”. Under the regulations, companies engaged in the business of testing for drugs of abuse using a test (screening assay) not previously recognized by the FDA are required to submit their assay to the FDA for recognition prior to marketing. In addition, the laboratory performing the tests is required to be certified by a recognized agency. The regulations included a transitional period in order for companies not immediately in compliance with the proposed requirements to obtain the necessary data they needed for submission to the FDA. By May 2002, the Company had received 510k clearance to market all five of its assays utilizing RIAH technology.

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

By June 2012, the Company had received 510k clearance to market all five of its assays utilizing EIA technology.

Research and Development

The Company is continuously engaged in research and development activities. During the years ended December 31, 2012, 2011 and 2010, $825,518, $607,408, and $481,433, respectively, were expended for research and development. The Company continues to perform research activities to develop new products and services and to improve existing products and services utilizing the Company’s proprietary technology. The Company also continues to evaluate methodologies to enhance its drug screening capabilities. Additional research using the Company’s proprietary technology is being conducted by outside research organizations through government-funded studies.

Employees

As of December 31, 2012, the Company had 132 full-time equivalent employees, 5 of whom are full-time employees in R&D. None of the Company’s employees is subject to a collective bargaining agreement.

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

Our business could be harmed if we are unable to protect our technology.

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

Our drug testing activities, including the analysis and synthesis of chemicals, involve the controlled use of chemicals, including flammable, combustible, and toxic materials that are potentially hazardous. Our use, storage, handling and disposal of these materials is subject to federal, state and local laws and regulations, including the Resource Conservation and Recovery Act, the Occupational Safety and Health Act and local fire codes, and regulations promulgated by the Department of Transportation, the Drug Enforcement Agency, the Department of Energy, and the California Department of Public Health and Environment. We may incur significant costs to comply with these laws and regulations in the future. In addition, we cannot completely eliminate the risk of accidental contamination or injury from these materials, which could result in material unanticipated expenses, such as substantial fines or penalties, remediation costs or damages, or the loss of a permit or other authorization to operate or engage in our business. Those expenses could exceed our net worth and limit our ability to raise additional capital.

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

Because we have historically paid dividends, any cessation of our program or reduction in our quarterly dividend could affect our stock price. We have paid dividends on our common stock for 65 consecutive quarters. It is our intent to continue this practice as long as we are able. However, if we are forced to cease this practice or reduce the amount of the regular dividend, due to operating or economic conditions, our stock price could suffer. In December 2008, the Company also paid a special dividend. Investors should not anticipate or expect any future or recurring special dividends. Further, if the Company ceases its future dividends, a return on investment in our common stock would depend entirely upon future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NASDAQ Stock Market under the symbol “PMD”. As of February 25, 2013, there were 189 record holders of the Company’s common stock. The number of record owners was determined from the Company’s stockholder records maintained by the Company’s transfer agent and does not include beneficial owners of the Company’s common stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of the Company’s common stock held by others as or in nominee names exceeds 2,000.

The following table sets forth for the periods indicated the range of prices for the Company’s common stock as reported by the NASDAQ Stock Exchange and dividends declared by the Company.

	High	Low	Dividends
Fiscal 2011:
First Quarter	$11.09	$7.98	$0.120
Second Quarter	11.12	9.00	0.120
Third Quarter	9.84	6.85	0.120
Fourth Quarter	9.34	7.33	0.120
Fiscal 2012:
First Quarter	$10.40	$9.11	$0.150
Second Quarter	10.48	9.46	0.150
Third Quarter	12.19	10.10	0.150
Fourth Quarter	12.49	10.60	0.150

The Company has paid dividends over the past sixteen years. It most recently declared a dividend in February, 2013, which will be paid in March, 2013. The Company’s current intention is to continue to declare dividends to the extent funds are available and not required for operating purposes or capital requirements, and only then, upon approval by the Board of Directors.

Issuer Purchases of Equity Securities

During 2012, the Company did not repurchase any common shares for treasury.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of common stock of the Company during 2012.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2012, with respect to shares of the Company’s common stock that were issuable under the Company’s 2006 Incentive Plan (the “2006 Incentive Plan”).

The table does not include information with respect to shares subject to outstanding options granted under other equity compensation plans that were no longer in effect on December 31, 2012. Footnote (2) to the table sets forth the total number of shares of common stock issuable upon the exercise of options under such expired or discontinued plans as of December 31, 2012, and the weighted average exercise price of those options. No additional options may be granted under such other expired or discontinued plans.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities That Remained Available for Future Issuance (c)
Equity compensation plans approved by security holders (1) (2)	137,475	$0.00	220,069
Equity compensation plans not approved by security holders	—	—	—
Total	137,475	$0.00	220,069

(1)	Consists of the 2006 Incentive Plan.

(2)	This table does not include information for the Company’s 2000 Stock Option Plan (discontinued on May 11, 2006). As of December 31, 2012, a total of 199,838 shares of common stock were issuable upon the exercise of outstanding options under the foregoing discontinued plan. The weighted average exercise price of outstanding options under such plan is $13.62 per share. No additional options may be granted under the 2000 Stock Option Plan.

Performance Graph

	2007	2008	2009	2010	2011	2012
Psychemedics Corporation	100.00	46.34	57.33	63.98	73.04	87.02
Russell 2000 Index	100.00	60.91	82.01	103.61	98.02	110.90
NASDAQ Composite Index	100.00	59.46	85.55	100.02	98.22	116.55

Calculated by the Company using www.yahoo.com/finance historical prices

(1)	The above graph assumes a $100 investment on December 31, 2007, through the end of the 5-year period ended December 31, 2012 in the Company’s Common Stock, the Russell 2000 Index and the NASDAQ Composite Index. The prices all assume the reinvestment of dividends.
(2)	The Russell 2000 Index is composed of the smallest 2,000 companies in the Russell 3,000 Index. The Company has been unable to identify a peer group of companies that engage in testing of drugs of abuse, except for large pharmaceutical companies where such business is insignificant to such companies’ other lines of businesses. The Company therefore uses in its proxy statements a peer index based on market capitalization.
(3)	The NASDAQ Composite Index includes companies whose shares are traded on the NASDAQ Stock Exchange Market. In September 2008, Psychemedics moved its listing to the NASDAQ Stock Exchange Market from the AMEX Stock Exchange Market.

Item 6. Selected Financial Data

The selected financial data presented below is derived from our financial statements and should be read in connection with those statements.

	As of and for the Years Ended December 31,
	2012	2011	2010	2009	2008
	(In Thousands, Except for per Share Data)
Revenue	$25,224	$24,090	$20,109	$16,955	$22,949
Gross profit	14,252	14,473	12,042	9,610	13,350
Income from operations	4,936	5,800	4,414	2,584	4,707
Net income	2,980	3,489	2,614	1,527	2,969
Basic net income per share	0.57	0.67	0.50	0.29	0.57
Diluted net income per share	0.57	0.67	0.50	0.29	0.57
Total assets	14,212	13,801	11,766	10,602	12,628
Working capital	7,491	9,217	8,566	8,471	9,516
Shareholders’ equity	11,223	11,035	9,748	9,294	10,560
Cash dividends declared per common share	0.60	0.48	0.48	0.53	1.16

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

Overview

Psychemedics Corporation is the world’s largest provider of hair testing for drugs of abuse, utilizing a patented hair analysis method involving liquefying hair, enzyme immunoassay technology and confirmation by mass spectrometry to analyze human hair to detect abused substances. The Company’s customers include Fortune 500 companies, as well as small to mid-size corporations, schools and governmental entities located in the United States and internationally. During the year ended December 31, 2012, the Company generated $25.2 million in revenue, while maintaining a gross margin of 57% and pre-tax margins of 20%. At December 31, 2012, the Company had $3.1 million of cash, and cash equivalents. During 2012, the Company had operating cash flow of $3.6 million and it distributed approximately $3.2 million or $0.60 per share of cash dividends to its shareholders. To date, the Company has paid sixty-five consecutive quarterly cash dividends.

The following table sets forth, for the periods indicated, the selected statements of operations data as a percentage of total revenue:

	Year Ended December 31,
	2012	2011	2010
Revenue	100.0%	100.0%	100.0%
Cost of revenue	43.5%	39.9%	40.1%
Gross profit	56.5%	60.1%	59.9%
Operating expenses:
General and administrative	15.6%	16.4%	20.9%
Marketing and selling	18.0%	17.1%	14.6%
Research and development	3.3%	2.5%	2.4%
Total operating expenses	36.9%	36.0%	37.9%
Operating income	19.6%	24.1%	22.0%
Other income
Interest income	0.0%	0.0%	0.1%
Total other income	0.0%	0.0%	0.1%
Income before taxes	19.6%	24.1%	22.1%
Provision for income taxes	7.8%	9.6%	9.1%
Net income	11.8%	14.5%	13.0%

Results for the Year Ended December 31, 2012 Compared to Results for the Year Ended December 31, 2011

Revenue increased $1.1 million or 5% to $25.2 million in 2012 compared to $24.1 million in 2011. This increase was due to an increase in volume from new and existing clients. Average revenue per sample decreased 3% between 2012 and 2011.

Gross profit decreased $221 thousand to $14.3 million in 2012 compared to $14.5 million in 2011. Direct costs increased by 14% from 2011 to 2012, mainly associated with the cost of labor and materials. The higher costs were driven by the transition in screening technologies as well as from higher volume. The gross profit margin decreased to 57% in 2012 from 60% in 2011.

General and administrative (“G&A”) expenses were $3.9 million for the year ended December 31, 2012 and December 31, 2011. As a percentage of revenue, G&A expenses were 15.6% and 16.4% for the years ended December 31, 2012 and 2011, respectively.

Marketing and selling expenses were $4.5 million for the year ended December 31, 2012, compared to $4.1 million for the year ended December 31, 2011, an increase of 10%. Total marketing and selling expenses represented 18.0% and 17.1% of revenue for the years ended December 31, 2012 and 2011, respectively. The increase was driven by an expansion of the sales staff as well as higher information technology costs for marketing and selling projects.

Research and development (“R&D”) expenses for 2012 were $0.8 million compared to $0.6 million for 2011. R&D expenses represented 3.3% and 2.5% of revenue for the years ended December 31, 2012 and 2011, respectively. The additional expenses related to the new enzyme immunoassay (EIA) screening process.

Interest income decreased approximately $3,000 to approximately $2,000 for the year ended December 31, 2012 compared to $5,000 for the year ended December 31, 2011. Interest income in both periods represented interest and dividends earned on cash equivalents and short-term investments. A decrease in the yield and a decrease in investment balances in 2012 as compared to 2011 caused the decrease in interest income.

During the year ended December 31, 2012, the Company recorded a tax provision of $2.0 million, representing an effective tax rate of 39.7%. During the year ended December 31, 2011, the Company recorded a tax provision of $2.3 million, representing an effective tax rate of 39.9%. We do not expect a significant change in our tax rate in the foreseeable future.

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

Liquidity and Capital Resources

At December 31, 2012, the Company had $3.1 million of cash and cash equivalents, compared to $5.6 million at December 31, 2011. The Company’s operating activities generated net cash of $3.1 million in 2012, $3.9 million in 2011 and $3.3 million in 2010. Investing activities used $2.3 million in 2012, generated $0.5 million in 2011 and used $1.9 million in 2010. Financing activities used $3.3 million in 2012, $2.6 million in 2011 and $2.6 million in 2010.

Operating cash flow of $3.1 million in 2012 primarily reflected net income of $3.0 million adjusted for depreciation and amortization of $0.6 million, stock compensation expense of $0.5 million, an increase in accounts receivable of $0.1 million, a decrease in accounts payable of $0.3 million, a decrease in accrued expenses of $0.4 million, an increase in prepaid expenses (and other current assets) of $0.5 million, and an increase in net deferred tax liabilities of $0.4 million. Operating cash flow of $3.9 million in 2011 primarily reflected net income of $3.5 million adjusted for depreciation and amortization of $0.4 million, stock compensation expense of $0.4 million, an increase in accounts receivable of $0.6 million, an increase in accounts payable of $0.3 million, an increase in prepaid expenses (and other current assets) of $0.4 million, and an increase in net deferred tax liabilities of $0.4 million. Operating cash flow of $3.3 million in 2010 primarily reflected net income of $2.6 million adjusted for depreciation and amortization of $0.3 million, stock compensation expense of $0.4 million, an increase in prepaid expenses and accounts receivable of $0.9 million and an increase in accounts payable of $0.5 million, and an increase in accrued expenses of $0.2 million.

Investing cash flow principally reflected the purchase and sale of short-term investments and capital expenditures. During 2012, there was an increase of $0.1 million in other assets which primarily related to patent costs. During 2011, the Company redeemed at par short-term investments of $2.0 million. Also in 2011, there was an increase of $0.1 million in other assets which primarily related to patent costs. During 2010, the Company invested in short-term investments of $1.0 million. Capital expenditures were $2.2 million, $1.4 million, and $0.08 million in 2012, 2011 and 2010, respectively. The expenditures related principally to new equipment and new software, including laboratory and computer equipment. 2012 had a large increase in capital expenditures primarily due to the implementation of the Company’s new EIA technology. The Company does not expect this level of investment to recur in the near future.

During 2012, the Company did not repurchase any shares of common stock for treasury. During 2011, the Company repurchased 2,785 shares of common stock for treasury. The Company has authorized 750,000 shares for repurchase since June of 1998, of which 250,000 shares of common stock were authorized in March of 2008 for repurchase. Since 1998, a total of 550,684 shares have been repurchased. The Company also distributed $3.2 million, $2.5 million, and $2.5 million of cash dividends to its shareholders in 2012, 2011, and 2010 respectively.

At December 31, 2012, the Company’s principal sources of liquidity included approximately $3.1 million of cash and cash equivalents. Management currently believes that such funds, together with future operating profits, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include joint ventures, issuance of common stock or debt financing, although there is no assurance that such financings will be available to the Company on terms it deems acceptable, if at all. At December 31, 2012, the Company had no long-term debt.

The Company has paid dividends over the past sixty-five quarters. It most recently declared a dividend in February 2013 which will be paid in March 2013 in the amount of $790,864. The Company’s current intention is to continue to declare dividends to the extent funds are available and not required for operating purposes or capital requirements, and only then, upon approval by the Board of Directors. There can be no assurance that in the future the Company will declare dividends.

Contractual obligations as of December 31, 2012 were as follows:

	Payments Due by Period
Contractual Obligation	Less Than 1 Year	1 – 3 Years	4 – 5 Years	Greater Than 5 Years	Total
	(Amounts in Thousands)
Operating leases	$608	$1,171	$—	$—	$1,779
Purchase commitment	113	—	—	—	113
Total	$721	$1,171	$—	$—	$1,892

Purchase Commitment

The Company has had a supply agreement with a vendor which required the Company to purchase isotopes used in its radioimmunoassay (RIAH) drug testing procedures. Purchases amounted to $609,965, $527,000, and $432,000 in 2012, 2011 and 2010 respectively. The Company expects to purchase $113,000 of isotopes in the first quarter of 2013. As a result of the conversion from RIAH to EIA testing methods, the supply agreement will terminate in March 2013, at which time, all transition activities are expected to be complete.

Significant Customers

The Company did not have any individual customers that exceeded 10% of revenue for the years ended December 31, 2012 and 2011 or accounts receivable as of December 31, 2012 and 2011.

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

Capitalized Development Costs

We capitalize costs related to significant software projects developed or obtained for internal use. Costs incurred during the preliminary project work stage or conceptual stage, such as determining the performance requirements, system requirements and data conversion, are expensed as incurred. Costs incurred in the application development phase, such as coding, testing for new software and upgrades that result in additional functionality, are capitalized and are amortized using the straight-line method over the useful life of the software for 5 years. Costs incurred during the post-implementation/operation stage, including training costs and maintenance costs, are expensed as incurred. In accordance with Company policy, during the years ended December 31, 2012 and 2011, we capitalized internally developed software costs of $794,000 and $387,000, respectively. Depreciation expense related to software development costs was $98,301, $8,840, and $0 in 2012, 2011, and 2010, respectively. Determining whether particular costs incurred are more properly attributable to the preliminary or conceptual stage, and thus expensed, or to the application development phase, and thus capitalized and amortized, depends on subjective judgments about the nature of the development work, and our judgments in this regard may differ from those made by other companies. General and administrative costs related to developing or obtaining such software are expensed as incurred.

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

The Company had net deferred tax liabilities in the amount of $605,000 at December 31, 2012, which primarily relate to timing differences.

The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. Interest and penalties related to income tax matters are recognized as a general and administrative expense. The Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued as of December 31, 2012 or 2011. The Company does not expect the unrecognized tax benefits to change significantly over the next twelve months.

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

Recent Accounting Pronouncements

There were no new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the Financial Statements. See Note 2 – Accounting Policies , to the Financial Statements for further detail on applicable accounting pronouncements that were adopted in 2012.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Required.

Item 8. Financial Statements and Supplementary Data

(a) Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Psychemedics Corporation
Acton, Massachusetts:

We have audited the accompanying balance sheets of the Company as of December 31, 2012 and 2011 and the related statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2012 and 2011 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Boston, Massachusetts
March 8, 2013

PSYCHEMEDICS CORPORATION
BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$3,065,785	$5,564,233
Short term investments	—	—
Accounts receivable, net of allowance for doubtful accounts of $121,583 in 2012 and $169,191 in 2011	4,620,768	4,490,976
Prepaid expenses and other current assets	823,274	565,508
Income tax receivable	854,212	564,083
Deferred tax assets	209,877	315,501

Total Current Assets	9,573,916	11,500,301
Property and equipment:
Computer software	1,210,734	1,622,900
Office furniture and equipment	659,866	2,173,285
Laboratory equipment	6,634,043	8,363,371
Leasehold improvements	92,371	930,099
	8,597,014	13,089,655
Less – accumulated depreciation and amortization	(4,395,605)	(11,026,278)
	4,201,409	2,063,377

Other assets	345,293	237,174

Total Assets	$14,120,618	$13,800,852

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$669,789	$961,844
Accrued expenses	1,413,541	1,321,856

Total Current Liabilities	2,083,330	2,283,700

Deferred tax liabilities, long-term	814,619	482,523
Total Liabilities	2,897,949	2,766,223

Commitments and Contingencies (Note 9)
Shareholders' Equity:
Preferred-stock, $0.005 par value, 872,521 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.005 par value; 50,000,000 shares authorized
5,940,558 shares issued in 2012 and 5,903,552 shares issued 2011,
5,272,428 shares outstanding in 2012 and 5,235,422 shares outstanding in 2011	29,703	29,518
Additional paid-in capital	28,460,764	28,095,946
Less - Treasury stock, at cost, 668,130 shares	(10,081,789)	(10,081,789)
Accumulated deficit	(7,186,009)	(7,009,046)

Total Shareholders' Equity	11,222,669	11,034,629

Total Liabilities and Shareholders' Equity	$14,120,618	$13,800,852

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010

Revenues	$25,223,534	$24,089,608	$20,108,862
Cost of revenues	10,971,886	9,616,985	8,067,229

Gross profit	14,251,648	14,472,623	12,041,633

Operating Expenses:
General & administrative	3,946,844	3,948,706	4,195,998
Marketing & selling	4,543,598	4,116,059	2,949,739
Research & development	825,518	607,408	481,433

Total Operating Expenses	9,315,960	8,672,173	7,627,170

Operating income	4,935,688	5,800,450	4,414,463
Interest income	1,889	5,346	23,091

Net income before provision for income taxes	4,937,577	5,805,796	4,437,554

Provision for income taxes	1,957,948	2,316,513	1,823,834

Net income and comprehensive income	$2,979,629	$3,489,283	$2,613,720

Basic net income per share	$0.57	$0.67	$0.50

Diluted net income per share	$0.57	$0.67	$0.50

Dividends declared per share	$0.60	$0.48	$0.48

Weighted average common shares outstanding, basic	5,260,320	5,229,646	5,207,244

Weighted average common shares outstanding, diluted	5,272,542	5,235,940	5,226,454

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock			Treasury Stock
		$0.005	Paid-In			Accumulated
	Shares	par Value	Capital	Shares	Cost	Deficit	Total

BALANCE, December 31, 2009	5,861,872	$29,309	$27,419,359	664,523	$(10,053,364)	$(8,100,920)	$9,294,384
Shares issued – vested	15,486	78	(78)	—	—	—	—
Tax withholding related to vested shares from employee stock plans	—	—	(49,261)	—	—	—	(49,261)
Stock compensation expense	—	—	394,972	—	—	—	394,972
Acquisition of treasury stock	—	—	—	822	(6,034)	—	(6,034)
Cash dividends declared ($0.48 per share)	—	—	—	—	—	(2,500,268)	(2,500,268)
Net income	—	—	—	—	—	2,613,720	2,613,720
BALANCE, December 31, 2010	5,877,358	29,387	27,764,992	665,345	(10,059,398)	(7,987,468)	9,747,513
Shares issued – vested	26,194	131	(131)	—	—	—	—
Tax withholding related to vested shares from employee stock plans	—	—	(86,992)	—	—	—	(86,992)
Stock compensation expense	—	—	418,077	—	—	—	418,077
Acquisition of treasury stock	—	—	—	2,785	(22,391)	—	(22,391)
Cash dividends declared ($0.48 per share)	—	—	—	—	—	(2,510,861)	(2,510,861)
Net income	—	—	—	—	—	3,489,283	3,489,283
BALANCE, December 31, 2011	5,903,552	29,518	28,095,946	668,130	(10,081,789)	(7,009,046)	11,034,629
Shares issued – vested	37,006	185	(185)	—	—	—	—
Tax withholding related to vested shares from employee stock plans	—	—	(93,164)	—	—	—	(93,164)
Stock compensation expense	—	—	458,167	—	—	—	458,167
Cash dividends declared ($0.60 per share)	—	—	—	—	—	(3,156,592)	(3,156,592)
Net income	—	—	—	—	—	2,979,629	2,979,629
BALANCE, December 31, 2012	5,940,558	$29,703	$28,460,764	668,130	$(10,081,789)	$(7,186,009)	$11,222,669

The accompanying notes are an integral part of these financial statements.

 PSYCHEMEDICS CORPORATION
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010

Cash flows from operating activities:
Net income	$2,979,629	$3,489,283	$2,613,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	586,968	370,020	284,911
Deferred income taxes	437,720	406,853	218,154
Stock compensation expense	458,167	418,077	394,972
Changes in operating assets and liabilities:
Accounts receivable	(129,792)	(585,155)	(889,737)
Prepaid expenses, other current assets and income tax receivable	(547,895)	(428,769)	(37,389)
Accounts payable	(292,055)	262,011	519,049
Accrued expenses	(406,011)	19,486	211,472
Deferred revenue	—	(16,605)	(19,755)
Net cash provided by operating activities	3,086,731	3,935,201	3,295,397

Cash flows from investing activities:
Maturities of short-term investments	—	2,018,452	—
Purchases of short-term investments	—	—	(1,012,016)
Increase in other long-term assets	(121,375)	(130,874)	(29,737)
Purchases of property and equipment	(2,214,048)	(1,358,790)	(817,960)
Net cash provided by (used in) investing activities	(2,335,423)	528,788	(1,859,713)

Cash flows from financing activities:
Dividends paid	(3,156,592)	(2,510,861)	(2,500,268)
Tax withholding related to vested shares from employee stock plans	(93,164)	(86,992)	(49,261)
Acquisition of treasury stock	—	(22,391)	(6,034)
Net cash used in financing activities	(3,249,756)	(2,620,244)	(2,555,563)

Net increase (decrease) in cash and cash equivalents	(2,498,448)	1,843,745	(1,119,879)
Cash and cash equivalents, beginning of year	5,564,233	3,720,488	4,840,367
Cash and cash equivalents, end of year	$3,065,785	$5,564,233	$3,720,488

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,715,000	$2,401,957	$2,009,694
Non-cash investing and financing activities:
Issuance of restricted stock awards	$185	$131	$78
Acquisition of equipment through accrued liabilities	$497,696	$—	$—

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

1. Nature of Business and Basis of Presentation

Psychemedics Corporation (the “Company”) is the world’s largest provider of hair testing for drugs of abuse, utilizing a patented hair analysis method involving liquefying hair, enzyme immunoassay technology and confirmation by mass spectrometry to analyze human hair to detect abused substances. The Company’s customers include Fortune 500 companies, as well as small to mid-size corporations, schools and governmental entities located in the United States and internationally.

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

Cash Equivalents

All highly liquid investments with original maturities of 90 days or less are considered cash equivalents. These consist of cash savings and U.S. government reserve money market accounts at December 31, 2012. While the money market account contains U.S. federal government backed issues, the account itself is not federally insured. As of December 31, 2012, $0.4 million was in U.S. federal government-backed money-market accounts, which is classified as cash equivalents.

Fair Value Measurements

The Company follows the provisions of Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements and expands disclosures regarding fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

In accordance with ASC 820, the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2012 and 2011are cash equivalents. Cash equivalents are measured using level one inputs. At December 31, 2012 and 2011, the Company had $0.4 million of level one cash equivalents for each period.

Inventory

The Company typically expenses consumables such as chemicals, antibodies and tubes as purchased.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

2. Summary of Significant Accounting Policies  – (continued)

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the assets, using the straight-line method. Repair and maintenance costs are expensed as incurred. The estimated useful lives of the assets are as follows:

Computer software	3 to 5 years
Office furniture and equipment	3 to 7 years
Laboratory equipment	5 to 7 years
Leasehold improvements	Lesser of estimated useful life or lease term

The Company recorded depreciation and amortization related to property and equipment of $573,712, $362,282, and $282,397 in 2012, 2011 and 2010 respectively.

In 2012, in connection with the transition to EIA from RIAH, the Company disposed of $7.2 million of RIAH and other equipment, all of which had been fully depreciated, and as result, had no impact on earnings or net assets.

Capitalized Software Development Costs

We capitalize costs related to significant software projects developed or obtained for internal use. Costs incurred during the preliminary project work stage or conceptual stage, such as determining the performance requirements, system requirements and data conversion, are expensed as incurred. Costs incurred in the application development phase, such as coding, testing for new software and upgrades that result in additional functionality, are capitalized and are amortized using the straight-line method over the useful life of the software for 5 years. Costs incurred during the post-implementation/operation stage, including training costs and maintenance costs, are expensed as incurred. In accordance with Company policy, during the years ended December 31, 2012 and 2011, we capitalized internally developed software costs of $794,000 and $387,000, respectively. Depreciation expense related to software development costs was $98,301, $8,840, and $0 in 2012, 2011, and 2010, respectively. Determining whether particular costs incurred are more properly attributable to the preliminary or conceptual stage, and thus expensed, or to the application development phase, and thus capitalized and amortized, depends on subjective judgments about the nature of the development work, and our judgments in this regard may differ from those made by other companies. General and administrative costs related to developing or obtaining such software are expensed as incurred.

Other Assets

Other assets primarily consist of capitalized legal costs relating to patent applications. The Company amortizes these costs over ten years from the date of grant of the applicable patent. As of December 31, 2012 and 2011, the Company had capitalized legal costs relating to outstanding patent applications of $299,389, and $194,704, respectively. Amortization expense was $13,256, $7,738, and $2,574 in 2012, 2011, and 2010, respectively. The amount of amortization related to patent applications is expected to remain below $20,000 per year for the next five years.

Revenue Recognition

The Company is in the business of performing drug testing services and reporting the results thereof. The Company’s services include, drug testing, training for collection of samples and storage of positive samples for its customers for an agreed-upon fee per unit tested of samples. The revenues are recognized when the predominant deliverable, drug testing, is provided and reported to the customer.

The Company recognizes revenue under ASC 605, “Revenue Recognition” (“ASC 605”). In accordance with ASC 605, the Company considers testing, training and storage elements as one unit of accounting for revenue recognition purposes, as the training and storage costs are de minimis and do not have stand-alone value to the customer. The Company recognizes revenue as the service is performed and reported to the customer, since the predominant deliverable in each arrangement is the testing of the units.

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
December 31, 2012

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

Significant Customers

The Company did not have any individual customers that exceeded 10% of revenue for the years ended December 31, 2012 and 2011 or accounts receivable as of December 31, 2012 and 2011.

Comprehensive Income

The Company’s comprehensive income was the same as its reported net income for the years ended December 31, 2012, 2011 and 2010.

Stock-Based Compensation

The Company accounts for equity awards in accordance with ASC 718, Compensation — Stock Compensation (”ASC 718”). ASC 718 requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at the grant date based on the fair value of the award. It also requires the measurement of compensation cost at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. The Company uses the straight-line method to recognize share-based compensation over the service period of the award, which is generally equal to the vesting period.

Under ASC 718, the Company recorded $458,167, $418,077, and $394,972 of stock compensation expense in the accompanying statements of income for the years ended December 31, 2012, 2011 and 2010, respectively.

Stock compensation expense by income statement account is as follows:

	2012	2011	2010
Cost of revenues	$91,118	$85,731	$83,286
General & administrative	282,375	266,915	258,916
Marketing and selling	81,819	65,431	52,770
Research and development	2,855	—	—
Total stock compensation	$458,167	$418,077	$394,972

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

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

2. Summary of Significant Accounting Policies  – (continued)

Basic and diluted weighted average common shares outstanding are as follows:

	2012	2011	2010
Weighted average common shares outstanding	5,260,320	5,229,646	5,207,244
Dilutive common equivalent shares	12,222	6,294	19,210
Weighted average common shares outstanding, assuming dilution	5,272,542	5,235,940	5,226,454

For the years ended December 31, 2012, 2011, and 2010, options to purchase 191,597, 264,088, and 298,390 common shares, respectively, were outstanding but not included in the dilutive common equivalent share calculation as their effect would have been anti-dilutive.

Financial Instruments

Financial instruments include cash equivalents and accounts receivable/payable. Estimated fair values of these financial instruments approximate carrying values due to their short-term nature.

Segment Reporting

The Company manages its operations as one segment, drug testing services. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment. Substantially all of the Company’s revenues and assets are in the United States.

Subsequent Events

The Company evaluated all events and transactions that occurred after December 31, 2012 through the time of filing with the Securities and Exchange Commission of the Company’s annual report on Form 10-K for the year ended December 31, 2012. On February 25, 2013, the Company declared a quarterly dividend of $0.15 per share for a total of $791 thousand, which will be paid on March 21st, 2013 to shareholders of record on March 7th, 2013. On February 28th, 2013, the Company announced an agreement to market TruTouch Technologies’ rapid optical alcohol detection and biometric test in the US. Psychemedics will exclusively distribute the TruTouch solutions to targeted organizations within the United States. The Company did not have any other material recognizable subsequent events.

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

	2012	2011
Balance, beginning of period	$169,191	$119,295
Provision for (recoveries of) doubtful accounts	(28,866)	49,896
Write-offs (write-backs)	(18,742)	—
Balance, end of period	$121,583	$169,191

PSYCHEMEDICS CORPORATION

NOTES TO FINANCIAL STATEMENTS
December 31, 2012

4. Accrued Expenses

Accrued expenses consist of the following:

	2012	2011
Accrued payroll and employee benefits	$570,405	$979,686
Accrued hair collection expense	113,355	35,676
Accrued audit and tax consulting	110,491	106,945
Accrued payable for equipment purchases	497,696	—
Other accrued expenses	121,594	199,549
Total Accrued Expenses	$1,413,541	$1,321,856

5. Income Taxes

The income tax provision consists of the following:

	2012	2011	2010
Current –
Federal	$1,196,926	$1,450,941)	$1,261,670
State	323,302	458,719)	344,010
	1,520,228	1,909,660)	1,605,680
Deferred –
Federal	346,974	370,710)	171,848
State	90,746	36,143)	46,306
	437,720	406,853)	218,154
Income Tax Provision	$1,957,948	$2,316,513)	$1,823,834

A reconciliation of the effective rate with the federal statutory rate is as follows:

	2012	2011	2010
Federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	5.5%	5.6%	5.6%
Permanent differences	0.1%	0.1%	-0.2%
Stock based compensation	0.0%	0.2%	1.7%
Effective tax rate	39.6%	39.9%	41.1%

The components of the net deferred tax assets included in the accompanying balance sheets are as follows at December 31:

	2012	2011
Deferred tax assets:
Stock-based compensation	$162,792	$161,807
Allowance for doubtful accounts	47,959	66,900
Accrued expenses	55,401	110,639
	$266,152	$339,346

Deferred tax liabilities:
Prepaid expenses	$(56,275)	$(23,845)
Excess of tax over book depreciation and amortization	(814,619)	(482,523)
	(870,894)	(506,368)
Net deferred tax liabiliites	$(604,742)	$(167,022)

These amounts are shown on the balance sheets as follows:

Deferred tax asset short-term	$209,877	$315,501
Deferred tax liability long-term	(814,619)	(482,523)
Net deferred tax liabilities	$(604,742)	$(167,022)

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

  PSYCHEMEDICS CORPORATION
  NOTES TO FINANCIAL STATEMENTS
December 31, 2012

5. Income Taxes  – (continued)

The Company adopted these provisions effective January 1, 2007, without material effect in the financial statements. The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. Interest and penalties related to income tax matters are recognized as a general and administrative expense. The Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued as of December 31, 2012 and 2011. The tax years ended December 31, 2009 through December 31, 2012 remain subject to examination by all major taxing authorities.

6. Preferred Stock

The Board of Directors has the authority to designate authorized preferred shares in one or more series and to fix the relative rights and preferences without vote or action by the stockholders. The Board of Directors has no present plans to designate or issue any shares of preferred stock.

7. Stock-Based Awards

The 2006 Incentive Plan initially adopted in 2006, and amended and restated in 2011 (the “2006 Incentive Plan”), provides for grants of options with terms of up to ten years, grants of restricted stock or stock unit awards (SUAs), issuances of stock bonuses or grants other stock-based awards, covering up to 500,000 shares of common stock, plus cash based awards, to officers, directors, employees, and consultants. As of December 31, 2012, 220,069 shares remained available for future grant under the 2006 Incentive Plan.

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

The Company granted 65,000 SUAs on May 22, 2012. The fair value of the SUAs was $9.79 per share, which was the closing price of the Company’s stock on that date. The SUAs vest over a period of two to four years and are convertible into an equivalent number of shares of the Company’s common stock provided that the awardee remains continuously employed throughout the vesting period. In addition, 9,619 SUAs were withheld for taxes, in conjunction with the vesting of SUA’s granted in prior years, and consequently, added back to the shares available for future grant.

The Company granted 59,000 SUAs on May 24, 2011. The fair value of the SUAs was $10.03 per share, which was the closing price of the Company’s stock on that date. The SUAs vest over a period of two to four years and are convertible into an equivalent number of shares of the Company’s common stock provided that the awardee remains continuously employed throughout the vesting period.

The Company granted 94,000 SUAs on April 7, 2010. The fair value of the SUAs was $7.75 per share, which was the closing price of the Company’s stock on that date. The SUAs vest over a period of two to four years and are convertible into an equivalent number of shares of the Company’s common stock provided that the awardee remains continuously employed throughout the vesting period. Of these 94,000 units, 20,350 were cancelled upon termination of three employees in 2010.

The Company also has stock option plans that have expired or been terminated, but shares can be issued upon exercise of outstanding options that were granted prior to such expiration or termination. No additional grants of options or other stock based awards may be made under such expired or terminated plans. Activity for these plans is included in this footnote. Options granted under the plans consisted of both non-qualified and incentive stock options and were granted in each case at a price that was not less than the fair market value of the common stock at the date of grant. These options generally have contractual lives of ten years and they are all fully exercisable.

PSYCHEMEDICS CORPORATION
  NOTES TO FINANCIAL STATEMENTS
December 31, 2012

7. Stock-Based Awards  – (continued)

A summary of stock option activity for the Company’s stock option plans is as follows:

		Weighted	Weighted
		Average	Average
		Excersise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	per Share	Life	Value(1)
Outstanding, December 31, 2009	336,921	$14.80
Granted	—	—
Exercised	—	—
Terminated	(47,550)	19.93
Outstanding, December 31, 2010	289,371	13.96
Granted	—	—
Exercised	—	—
Terminated	(68,132)	15.06
Outstanding, December 31, 2011	221,239	13.62
Granted	—	—
Exercised	—	—
Terminated	(21,401)	13.61
Outstanding, December 31, 2012	199,838	$13.62	2.1 years	$32,492

(1)	The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on December 31, 2012 ($10.75) exceeded the exercise price of any of the underlying options, multiplied by the number of shares subject to each such option.

A summary of stock unit award activity for the Company is as follows:

		Weighted
		Average
		Remaining	Aggregate
	Number of	Contractual	Intrinsic
	Shares	Life	Value(2)
Outstanding & Unvested, December 31, 2009	42,600
Granted	94,000
Converted to common stock*	(21,550)
Terminated	(20,350)		$179,801
Outstanding & Unvested, December 31, 2010	94,700
Granted	59,000
Converted to common stock*	(34,600)
Terminated	—		$355,351
Outstanding & Unvested, December 31, 2011	119,100
Granted	65,000
Converted to common stock*	(46,625)
Terminated	—		$458,211
Outstanding & Unvested, December 31, 2012	137,475	2.8 years	$1,477,856

Available for grant, December 31, 2012	220,069

(2)	The aggregate intrinsic value on this table was calculated based on the closing market price of the Company’s stock on December 31, 2012 ($10.75). For value on the converted stock, the price used is the price on the grant date.

*	Figure includes 9,619 shares in 2012, 8,406 shares in 2011 and 6,064 shares in 2010 withheld to cover federal income taxes.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

7. Stock-Based Awards  – (continued)

As of December 31, 2012, a total of 557,382 shares of common stock were reserved for issuance under the various stock plans. As of December 31, 2012, the unamortized fair value of awards relating to SUAs was $990,031 to be amortized over a weighted average period of approximately 2.8 years.

8. Employee Benefit Plan

The Psychemedics Corporation 401(k) Savings and Retirement Plan (the 401(k) Plan) is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code. All employees over the age of 21 are eligible to make pre-tax contributions up to a specified percentage of their compensation. Under the 401(k) Plan, the Company may, but is not obligated to, match a portion of the employees’ contributions up to a defined maximum. Matching contributions of $147,360, $122,961, and $0 were made in the years ended December 31, 2012, 2011 and 2010, respectively.

9. Commitments and Contingencies

Commitments

The Company leases certain of its facilities and equipment under operating lease agreements expiring on various dates through April 2016. Total minimum lease payments, including scheduled increases, are charged to operations on the straight-line basis over the life of the respective lease. Rent expense was approximately $555,129, $548,000 and $558,000 in 2012, 2011 and 2010, respectively.

At December 31, 2012, minimum commitments remaining under lease agreements were approximately as follows:

Amount
Years Ending December 31:
2013	$608,000
2014	603,000
2015	546,000
2016	22,000
$1,779,000

Purchase Commitment

The Company has had a supply agreement with a vendor which required the Company to purchase isotopes used in its radioimmunoassay (RIAH) drug testing procedures. Purchases amounted to $609,965, $527,000, and $432,000 in 2012, 2011 and 2010 respectively. The Company expects to purchase $113,000 of isotopes in the first quarter of 2013. As a result of the conversion from RIAH to EIA testing methods, the supply agreement will terminate in March 2013, at which time, all transition activities are expected to be complete.

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

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

10. Selected Quarterly Financial Data (Unaudited)

The following are selected quarterly financial data for the years ended December 31, 2012 and 2011:

	Quarter Ended (000’s Except Share Amounts)
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues	$6,244	$6,862	$6,460	$5,658
Gross profit	3,665	4,103	3,718	2,766
Income from operations	1,377	1,664	1,431	464
Net income and comprehensive income	827	1,001	879	273
Basic net income per share	0.16	0.19	0.17	0.05
Diluted net income per share	0.16	0.19	0.17	0.05

	Quarter Ended (000’s Except Share Amounts)
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenues	$6,000	$6,228	$6,315	$5,547
Gross profit	3,617	3,739	3,944	3,173
Income from operations	1,490	1,758	1,808	746
Net income and comprehensive income	858	1,093	1,099	438
Basic net income per share	0.16	0.21	0.21	0.08
Diluted net income per share	0.16	0.21	0.21	0.08

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in reports filed with the SEC are recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and our Vice President - Finance, as appropriate, to allow for timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and its Vice President - Finance, has evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2012. Based on this evaluation, our Chief Executive Officer and Vice President - Finance concluded that the Company’s disclosure controls and procedures were effective for ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that its disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive and financial officers, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Chief Executive Officer and Vice President - Finance, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework , the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Inherent Limitations on Effectiveness of Controls

The Company’s management, including its Chief Executive Officer and its Vice President - Finance, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives for the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors and instances of fraud, if any, within our company have been or will be prevented or detected. Further, internal controls may become inadequate as a result of changes in conditions, or through the deteriorations of the degree of compliance with policies or procedures.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Following is a list that sets forth as of March 8, 2013 the names, ages and positions within the Company of all of the Executive Officers of the Company and the Directors of the Company. Each such director has been nominated for reelection at the Company’s 2013 Annual Meeting, to be held on May 23, 2013 at 2:00 P.M. at the Liberty Hotel, 215 Charles Street, Boston, Massachusetts.

Name	Age	Position
Raymond C. Kubacki	68	Chairman, Chief Executive Officer, President, Director
Neil Lerner	45	Vice President- Finance
James Dyke	48	Corporate Vice President, Sales & Marketing
Michael I. Schaffer, Ph.D.	68	Vice President, Laboratory Operations
Harry Connick	87	Director, Audit Committee member, Compensation Committee Member, Nominating Committee member
Walter S. Tomenson, Jr.	66	Director, Audit Committee member, Compensation Committee Member, Nominating Committee member
Fred J. Weinert	65	Director, Audit Committee member, Compensation Committee Member, Nominating Committee member

All Directors hold office until the next annual meeting of stockholders or until their successors are elected. Officers serve at the discretion of the Board of Directors.

Mr. Kubacki has been the Company’s President and Chief Executive Officer since 1991. He has also served as Chairman of the Board of the Company since 2003. He is a director of Integrated Environmental Technologies, LTD. From 2007 until 2012, he served as a director of Protection One, Inc. and from 2004 to 2007 he served as a director of Integrated Alarm Services Group, Inc. He is also a trustee of the Center for Excellence in Education based in Washington, D.C. and holds a Masters Professional Director Certification from the American College of Directors. Mr. Kubacki has been a director of the Company since 1991.

Mr. Lerner has served as Vice President Finance and Treasurer since May 2011. From October 2010 until May 2011, he served as Vice President, Controller. Prior to joining the Company, he served as Director of Operational Accounting at Beacon Roofing Supply, Inc., Corporate Controller with Atlas TMS, Divisional Controller with Mastec, Inc, and multiple roles with Johnson & Johnson, including plant controller in the Netherlands. Mr. Lerner is a Certified Public Accountant and has a masters degree in International Management.

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

The information required by Item 405 of Regulation S-K will be set forth in the Proxy Statement of the Company relating to the 2013 Annual Meeting of Stockholders to be held on May 23, 2013 and is incorporated herein by reference.

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

The information required by Item 407 of Regulation S-K will be set forth in the Proxy Statement of the Company relating to the 2013 Annual Meeting of Stockholders to be held on May 23, 2013 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2013 Annual Meeting of Stockholders to be held on May 23, 2013 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2013 Annual Meeting of Stockholders to be held on May 23, 2013 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2013 Annual Meeting of Stockholders to be held on May 23, 2013 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2013 Annual Meeting of Stockholders to be held on May 23, 2013 and is incorporated herein by reference.

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

PSYCHEMEDICS CORPORATION
Date: March 8, 2013	By:

/s/ Raymond C. Kubacki
Raymond C. Kubacki
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below appoints jointly and severally, Raymond C. Kubacki and Neil Lerner and each one of them, his attorneys-in-fact, each with the power of substitution for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that each attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

	Chairman, President and Chief Executive Officer, Director	March 8, 2013
/s/ Raymond C. Kubacki	(Principal Executive Officer)
Raymond C. Kubacki
	Vice President- Finance	March 8, 2013
/s/ Neil Lerner	(Principal Financial and Accounting Officer)
Neil Lerner
	Director	March 8, 2013
/s/ Harry Connick
Harry Connick
	Director	March 8, 2013
/s/ Walter S. Tomenson, Jr.
Walter S. Tomenson, Jr.
	Director	March 8, 2013
/s/ Fred J. Weinert
Fred J. Weinert

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation filed on August 1, 2002 — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002).
3.2	By-Laws of the Company — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4.1	Specimen Stock Certificate — (Incorporated by reference from the Registrant’s Registration Statement on Form 8-A filed on July 31, 2002).
10.2.1	Lease dated October 6, 1992 with Mitchell H. Hersch, et. al with respect to premises in Culver City, California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992).
10.2.2	Security Agreement dated October 6, 1992 with Mitchell H. Hersch et. al — (Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992).
10.2.3	First Amendment to Lease dated with Mitchell H. Hersch, et.al California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.2.4	Second Amendment to Lease dated with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.2.5	Third Amendment to Lease dated December 31, 1997 with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.2.6	Fourth Amendment to Lease dated May 24, 2005 with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10.2.7	Fifth Amendment to Lease dated November 22, 2011 with Mitchell H. Hersch, et.al. California
10.3*	2000 Stock Option Plan, — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002).
10.4*	Amended and restated change in Control Severance Agreement with Raymond C. Kubacki dated July 10, 2008 — (Incorporated by reference from the Registrant’s current report on form 8-k, filed on July 14, 2008.)
10.5*	2006 Incentive Plan, as amended — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 26, 2011).

TABLE OF CONTENTS

Exhibit Number	Description
10.6*	Form of Stock Unit Award used with employees and consultants under the 2006 Incentive Plan — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 26, 2011).
10.7*	Form of Stock Unit Award used with non-employee directors under the 2006 Equity Incentive Plan — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 26, 2011).
10.8*	Change in control severance agreement with Michael Schaffer PhD dated July 10, 2008 (Incorporated by reference from the registrant’s current report on Form 8-k filed on July 14, 2008)
10.9*	Amendment dated November 3, 2008 to change in control severance agreement with Ray Kubacki. (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).
10.10*	Amendment dated November 3, 2008 to change in control severance agreement with Michael Schaffer. (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).
10.11*	Employment offer letter dated April 7, 2010 with James Dyke (incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)
10.12*	Change in Control Severance Agreement with James V Dyke dated April 7,2010 (Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)
10.13*	Employment offer letter dated October 25, 2010 with Neil Lerner (incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the year ended December 31, 2010)
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Vice President - Finance Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Vice President - Finance Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management compensation plan or arrangement

