Form 10-Q
period 2013-03-31
PSYCHEMEDICS CORP
filed 2013-05-10
CIK 806517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at May 7, 2013 was 5,294,351.

PSYCHEMEDICS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

PSYCHEMEDICS CORPORATION

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2013	2012

ASSETS
Current Assets:
Cash and cash equivalents	$2,512,665	$3,065,785
Accounts receivable, net of allowance for doubtful accounts of $123,445 in 2013 and $121,583 in 2012	4,871,764	4,620,768
Prepaid expenses and other current assets	1,009,269	823,274
Income tax receivable	345,578	854,212
Deferred tax assets	252,573	209,877

Total Current Assets	8,991,849	9,573,916

Fixed Assets, net of accumulated amortization and depreciation of $4,598,240 in 2013 and $4,395,605 in 2012	4,331,392	4,201,409

Other assets	384,736	345,293

Total Assets	$13,707,977	$14,120,618

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$754,597	$669,789
Accrued expenses	773,605	1,413,541

Total Current Liabilities	1,528,202	2,083,330

Deferred tax liabilities, long-term	814,619	814,619
Total Liabilities	2,342,821	2,897,949

Commitments and Contingencies (Note 7)
Shareholders' Equity:
Preferred-stock, $0.005 par value, 872,521 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.005 par value; 50,000,000 shares authorized 5,941,715 shares issued and outstanding in 2013 and 5,940,558 shares issued and outstanding in 2012	29,709	29,703
Additional paid-in capital	28,571,765	28,460,764
Accumulated deficit	(7,154,529)	(7,186,009)
Less - Treasury stock, at cost, 668,130 shares in 2013 and 2012	(10,081,789)	(10,081,789)

Total Shareholders' Equity	11,365,156	11,222,669

Total Liabilities and Shareholders' Equity	$13,707,977	$14,120,618

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012

Revenues	$6,432,442	$6,243,855
Cost of revenues	2,945,171	2,578,735

Gross profit	3,487,271	3,665,120

Operating Expenses:
General & administrative	993,711	995,441
Marketing & selling	1,126,658	1,124,825
Research & development	164,710	168,048

Total Operating Expenses	2,285,079	2,288,314

Operating income	1,202,192	1,376,806
Other income	91,413	510

Net income before provision for income taxes	1,293,605	1,377,316

Provision for income taxes	471,260	549,825

Net income and comprehensive income	$822,345	$827,491

Basic net income per share	$0.16	$0.16

Diluted net income per share	$0.16	$0.16

Dividends declared per share	$0.15	$0.15

Weighted average common shares outstanding, basic	5,272,647	5,235,422

Weighted average common shares outstanding, diluted	5,292,686	5,244,042

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$822,345	$827,491

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	207,053	137,062
Stock-based compensation	105,684	113,669
Deferred income taxes	(42,696)	(45,923)

Changes in assets and liabilities:
Accounts receivable	(250,996)	(308,143)
Prepaid expenses, other current assets, and income tax receivable	322,639	384,518
Accounts payable	84,808	(361,587)
Accrued expenses	(639,936)	(580,153)
Net cash provided by operating activities	608,901	166,934

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(152,510)	(68,173)
Cost of internally developed software	(180,108)	(130,057)
Other assets	(43,861)	(21,816)
Net cash used in investing activities	(376,479)	(220,046)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	5,323	-
Cash dividends paid	(790,865)	(785,313)
Net cash used in financing activities	(785,542)	(785,313)

Net decrease in cash and cash equivalents	(553,120)	(838,425)
Cash and cash equivalents, beginning of period	3,065,785	5,564,233
Cash and cash equivalents, end of period	$2,512,665	$4,725,808

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$-	$83,800

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (“the Company,” “our Company,” “our” or “we”) as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 8, 2013. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2013 may not be indicative of the results that may be expected for the year ending December 31, 2013, or any other period.

2.	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents consist of cash savings and a bank money market account.

3.	Stock-Based Compensation

2006 Equity Incentive Plan

The Company’s 2006 Incentive Plan provides for the grant or issuance to officers, directors, employees and consultants of options with terms of up to ten years, restricted stock, stock unit awards (SUA’s), issuances of stock bonuses or other stock-based awards, covering up to 500,000 shares of common stock. As of March 31, 2013, 224,719 shares remained available for future grant under the 2006 Incentive Plan.

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

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Stock-Based Compensation (continued)

A summary of activity for SUAs under the Company’s 2006 Incentive Plan for the three months ended March 31, 2013 is as follows:

	Number of Shares	Aggregate Intrinsic Value (1)
		(000s)
Unvested, December 31, 2012	137,475
Granted	-
Forfeited/expired	4,650
Converted to common stock	-
Unvested, March 31, 2013	132,825	$1,585
Available for grant, March 31, 2013	224,719

(1)	The aggregate intrinsic value on this table was calculated based on the closing market value of the Company’s stock on March 31, 2013 ($11.93).

Expired Plans

As of March 31, 2013, the Company also had outstanding an aggregate of 186,788 options to acquire common stock under plans that had previously expired. A summary of stock option activity for the Company’s expired stock option plans for the three months ended March 31, 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (2)
				(000s)
Outstanding, December 31, 2012	199,838	$13.62
Granted	-	-
Exercised	(5,150)	-
Terminated/Expired	(7,900)	$13.60
Outstanding, March 31, 2013	186,788	$13.74	1.9 years	$39
Exercisable, March 31, 2013	186,788	$13.74	1.9 years	$39
Available for grant, March 31, 2013	-

(2)	The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on the March 31, 2013 ($11.93) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Stock-Based Compensation (continued)

All Stock-Based Compensation Plans

As of March 31, 2013, a total of 544,332 shares of common stock were reserved for issuance under the various stock option and stock-based plans. As of March 31, 2013, the unamortized fair value of awards relating to outstanding SUAs and options was $843 thousand, which is expected to be amortized over a weighted average period of 2.6 years.

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

Basic and diluted weighted average common shares outstanding are as follows:

	Three Months Ended
	March 31,	March 31,
	2013	2012
	(in 000’s)
Weighted average common shares outstanding, basic	5,273	5,235
Dilutive common equivalent shares	20	9
Weighted average common shares outstanding, dilutive	5,293	5,244

For the three months ended March 31, 2013 and 2012, options to purchase 200 thousand and 205 thousand common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been anti-dilutive.

5.	Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. ASC 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

5.	Fair Value Measurements (continued)

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

On May 7, 2013, the Company declared a quarterly dividend of $0.15 per share for a total of $791 thousand, which will be paid on May 30, 2013 to shareholders of record on May 17, 2013.

7.	Commitments and Contingencies

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. The Company believes that based upon information available to the Company at this time, the expected outcome of these matters would not have a material impact on the Company’s results of operations or financial condition.

8.	Other Income

The Company received $91 thousand in the quarter related to an insurance reimbursement for legal fees on two cases with which the Company had been involved.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involves risks and uncertainties. In particular, statements contained in this report which are not historical facts (including, but not limited to, the Company's expectations regarding earnings, earnings per share, revenues, operating cash flows, dividends, future business, growth opportunities, new accounts, customer base, test volume, sales and marketing strategy, business strategy, general and administrative expenses, marketing and selling expenses, research and development expenses, anticipated operating results, strategies with respect to governmental agencies and regulations, cost savings, capital expenditures, liquidity of investments and anticipated cash requirements) may be "forward-looking" statements. The Company's actual results may differ from those stated in any "forward-looking" statements. Factors that may cause such differences include, but are not limited to, risks associated with employee hiring practices of the Company’s principal customers, development of markets for new products and services offered by the Company, government regulation (including, but not limited to, Food and Drug Administration regulations), competition and general economic conditions. With respect to the continued payment of cash dividends, factors include, but are not limited to, available surplus, cash flow, capital expenditure reserves required, and other factors that the Board of Directors of the Company may take into account.

OVERVIEW

Revenues for the first quarter of 2013 were $6.4 million, an increase of 3% from first quarter 2012 revenue of $6.2 million. The Company reported net income of $0.16 per diluted share for the three months ended March 31, 2013 and March 31, 2012. At March 31, 2013, the Company had $2.5 million of cash and cash equivalents. The Company distributed $791 thousand or $0.15 per share of cash dividends to its shareholders in the three months ended March 31, 2013. The Company has paid sixty-six consecutive quarterly cash dividends.

RESULTS OF OPERATIONS

Revenues were $6.4 million for three months ended March 31, 2013 compared to revenues of $6.2 million for the three months ended March 31, 2012, representing an increase of 3%. The increase in revenues for the three months ended March 31, 2013 was a result of an increase in testing volume, primarily from new clients, of 8%. The average revenue per sample decreased 5% from the comparative period of 2012, which was primarily driven by the mix of customers.

Gross profit decreased $0.2 million to $3.5 million for the three months ended March 31, 2013, compared to $3.7 million for the three months ended March 31, 2012. Direct costs increased by $367 thousand or 14% for the three months ended March 31, 2013 compared to the same period in 2012, mainly due to a greater volume of samples as well as the costs to maintain two screening processes. The majority of the transition in screening processes was completed by the end of the first quarter of 2013. The gross profit margin decreased to 54% for the three months ended March 31, 2013 compared to 59% for the comparable period of 2012, mainly as a result of the decrease in the revenue per sample and the costs to maintain two screening processes.

General and administrative (“G&A”) expenses were $994 thousand and $995 thousand for the three months ended March 31, 2013 and 2012, respectively. As a percentage of revenue, G&A expenses were 15% for the three months ended March 31, 2013 and 16% for the comparable period of 2012.

Marketing and selling expenses were $1.1 million for the three months ended March 31, 2013 and March 31, 2012, respectively. Total marketing and selling expenses represented 18% of revenue for the three months ended March 31, 2013 and March 31, 2012.

Research and development (“R&D”) expenses for the three months ended March 31, 2013 were $165 thousand compared to $168 thousand for the comparable period of 2012, a decrease of 2%. R&D expenses represented 3% of revenue in the first quarter 2013 and for the comparable period of 2012.

Other income for the three months ended March 31, 2013 increased by $91 thousand to $91 thousand when compared to the same period of 2012. Other income includes an insurance reimbursement for legal expenses of $91 thousand in the first quarter of 2013. It also includes a nominal amount for interest income from interest and dividends earned on cash and cash equivalents.

Provision for income taxes During the three months ended March 31, 2013 and 2012, the Company recorded income tax provisions of $471 thousand and $550 thousand, respectively. These provisions represented effective tax rates of 36% for the three months ended March 31, 2013 and 40% for the comparable period of 2012. The rate for the first quarter of 2013 was positively affected by a reinstated R&D tax credit. The Company continues to monitor the effective tax rate, and currently expects the annual rate for 2013 to be 39%.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2013, the Company had approximately $2.5 million of cash and cash equivalents. The Company's operating activities provided net cash of $609 thousand for the three months ended March 31, 2013. Investing activities used $376 thousand of cash while financing activities used $786 thousand of cash during the first three months of 2013.

Cash provided by operating activities of $609 thousand reflected net income of $822 thousand adjusted for depreciation and amortization of $207 thousand, stock-based compensation of $106 thousand and a decrease for deferred income taxes of $43 thousand. This was affected by the following changes in assets and liabilities: an increase in accounts receivable of $251 thousand, a decrease in prepaid expenses and other current assets of $323 thousand, an increase in accounts payable of $85 thousand, and a decrease in accrued expenses of $640 thousand.

Cash used in investing activities included equipment and leasehold improvements of $333 thousand which were purchased during the first quarter of 2013. We anticipate spending $0.5 million to $0.7 million in additional capital purchases for the remainder of 2013.

Cash used in financing activities of $786 thousand included $791 thousand in cash dividends to shareholders which was offset by $5 thousand of proceeds from exercises of stock options. On May 7, 2013, the Company declared a quarterly dividend of $0.15 per share for a total of $791 thousand, which will be paid on May 30, 2013 to shareholders of record on May 17, 2013.

Contractual obligations as of March 31, 2013 were as follows:

	Less Than One Year	1-3 Years	4-5 years	After 5 Years	Total
	(in thousands)
Operating leases	$620	$1,043	$2	$-	$1,665

At March 31, 2013, the Company's principal sources of liquidity included an aggregate of approximately $2.5 million of cash and cash equivalents. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures for the next 12 months. Depending upon the Company's results of operations and capital needs, the Company may use various financing sources to raise additional funds, although the Company does not have any such plans at this time. At March 31, 2013, the Company had no long-term debt.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, including bad debts, stock compensation expense, and income taxes, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Capitalized Development Costs

The Company capitalizes costs related to significant software projects developed or obtained for internal use. Costs incurred during the preliminary project work stage or conceptual stage, such as determining the performance requirements, system requirements and data conversion, are expensed as incurred. Costs incurred in the application development phase, such as coding, testing for new software and upgrades that result in additional functionality, are capitalized and are amortized using the straight-line method over the useful life of the software for 5 years. Costs incurred during the post-implementation/operation stage, including training costs and maintenance costs, are expensed as incurred. The Company capitalized internally developed software costs of $180 thousand and $130 thousand during the quarters ended March 31, 2013 and 2012, respectively. Determining whether particular costs incurred are more properly attributable to the preliminary or conceptual stage, and thus expensed, or to the application development phase, and thus capitalized and amortized, depends on subjective judgments about the nature of the development work, and our judgments in this regard may differ from those made by other companies. General and administrative costs related to developing or obtaining such software is expensed as incurred.

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

The Company follows the guidance of ASC 740, Income Taxes (“ASC 740”). ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on an audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes.

The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. Interest and penalties related to income tax matters are recognized as a general and administrative expense. The Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued as of March 31, 2013 or December 31, 2012.

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

Item 4. Controls and Procedures

As of the date of this report, our Chief Executive Officer and our Vice President - Finance performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Vice President - Finance concluded that the Company’s disclosure controls and procedures were effective for ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and disclosed within the time periods specified in the SEC’s rules and forms, and that its disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these internal controls over financial reporting subsequent to the date of the most recent evaluation.

PART II OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of treasury stock in the first quarter of 2013.

Item 6. Exhibits

See Exhibit Index included in this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation

Date: May 10, 2013	By:	/s/ Raymond C. Kubacki
Raymond C. Kubacki
Chairman and Chief Executive Officer
(principal executive officer)

Date: May 10, 2013	By:	/s/ Neil L. Lerner
Neil L. Lerner
Vice President - Finance
(principal accounting officer)

PSYCHEMEDICS CORPORATION

FORM 10-Q

March 31, 2013

EXHIBIT INDEX

