Form 10-Q
period 2013-06-30
PSYCHEMEDICS CORP
filed 2013-08-09
CIK 806517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at August 5, 2013 was 5,311,378.

PSYCHEMEDICS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

PSYCHEMEDICS CORPORATION

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2013	2012

ASSETS
Current Assets:
Cash and cash equivalents	$2,729,175	$3,065,785
Accounts receivable, net of allowance for doubtful accounts of $144,088 in 2013 and $121,583 in 2012	5,190,299	4,620,768
Prepaid expenses and other current assets	978,624	823,274
Income tax receivable	—	854,212
Deferred tax assets	304,124	209,877

Total Current Assets	9,202,222	9,573,916
Fixed Assets, net of accumulated amortization and depreciation of $4,804,135 in 2013 and $4,395,605 in 2012	4,489,308	4,201,409
Other assets	436,730	345,293

Total Assets	$14,128,260	$14,120,618

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$577,192	$669,789
Accrued expenses	1,081,764	1,413,541

Total Current Liabilities	1,658,956	2,083,330

Deferred tax liabilities, long-term	814,619	814,619
Total Liabilities	2,473,575	2,897,949

Commitments and Contingencies (Note 7)

Shareholders' Equity:
Preferred-stock, $0.005 par value, 872,521 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.005 par value; 50,000,000 shares authorized 5,979,508 shares issued in 2013 and 5,940,558 shares issued in 2012	29,898	29,703
Additional paid-in capital	28,592,453	28,460,764
Accumulated deficit	(6,885,877)	(7,186,009)
Less - Treasury stock, at cost, 668,130 shares in 2013 and 2012	(10,081,789)	(10,081,789)

Total Shareholders' Equity	11,654,685	11,222,669

Total Liabilities and Shareholders' Equity	$14,128,260	$14,120,618

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues	$6,898,737	$6,861,720	$13,331,179	$13,105,575
Cost of revenues	2,819,788	2,758,334	5,764,959	5,337,069

Gross profit	4,078,949	4,103,386	7,566,220	7,768,506

Operating Expenses:
General & administrative	1,006,950	1,004,548	2,000,661	1,999,989
Marketing & selling	1,150,244	1,220,794	2,276,902	2,345,619
Research & development	190,036	213,894	354,746	381,942

Total Operating Expenses	2,347,230	2,439,236	4,632,309	4,727,550

Operating income	1,731,719	1,664,150	2,933,911	3,040,956
Other income	300	485	91,713	995

Net income before provision for income taxes	1,732,019	1,664,635	3,025,624	3,041,951

Provision for income taxes	669,093	663,591	1,140,353	1,213,416

Net income and comprehensive income	$1,062,926	$1,001,044	$1,885,271	$1,828,535

Basic net income per share	$0.20	$0.19	$0.36	$0.35

Diluted net income per share	$0.20	$0.19	$0.36	$0.35

Dividends declared per share	$0.15	$0.15	$0.30	$0.30

Weighted average common shares outstanding, basic	5,305,296	5,260,462	5,289,066	5,248,011

Weighted average common shares outstanding, diluted	5,316,657	5,266,461	5,304,129	5,255,354

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,885,271	$1,828,535

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	418,064	279,204
Stock-based compensation	234,289	215,988
Deferred income taxes	(94,247)	(87,259)

Changes in assets and liabilities:	—	(860,611)
Accounts receivable	(569,531)	131,406
Prepaid expenses, other current assets, and income tax receivable	698,862	168,883
Accounts payable	(92,597)	(223,646)
Accrued expenses	(331,777)	—
Net cash provided by operating activities	2,148,334	1,452,500

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(317,638)	(290,736)
Cost of internally developed software	(378,791)	(258,820)
Other assets	(100,971)	(35,895)
Net cash used in investing activities	(797,400)	(585,451)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	8,844	—
Proceeds from issuance of stock, net of tax withholding	(111,249)	(94,559)
Cash dividends paid	(1,585,139)	(1,574,866)
Net cash used in financing activities	(1,687,544)	(1,669,425)

Net decrease in cash and cash equivalents	(336,610)	(802,376)
Cash and cash equivalents, beginning of period	3,065,785	5,564,233
Cash and cash equivalents, end of period	$2,729,175	$4,761,857

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$190,000	$647,354

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (“the Company,” “our Company,” “our” or “we”) as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 8, 2013. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the six months ended June 30, 2013 may not be indicative of the results that may be expected for the year ending December 31, 2013, or any other period.

2.	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents consist of cash savings and a bank money market account.

3.	Stock-Based Compensation

2006 Equity Incentive Plan

The Company’s 2006 Incentive Plan provides for the grant or issuance to officers, directors, employees and consultants of options with terms of up to ten years, restricted stock, stock unit awards (SUA’s), issuances of stock bonuses or other stock-based awards, covering up to 500,000 shares of common stock. As of June 30, 2013, 181,581 shares remained available for future grant under the 2006 Incentive Plan.

The Company granted SUAs covering 56,500 shares of common stock on May 23rd, 2013. The SUAs vest over a period of two years for non-employee board members and four years for employees and are convertible into an equivalent number of shares of the Company’s common stock provided that the director or employee receiving the award remains continuously employed throughout the vesting period. The Company records compensation expense related to the SUAs on a straight-line basis over the vesting term of the SUAs. Employees are issued shares upon vesting, net of tax withholdings, unless the employee chooses to receive all shares and pay for the associated employment taxes. No other types of equity-based awards have been granted or issued under the 2006 Incentive Plan.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Stock-Based Compensation (continued)

A summary of activity for SUAs under the Company’s 2006 Incentive Plan for the six months ended June 30, 2013 is as follows:

		Aggregate
	Number of	Intrinsic
	Shares	Value (1)
		(000s)
Unvested, December 31, 2012	137,475
Granted	56,500
Forfeited/expired	(18,012)
Converted to common stock	(36,988)
Unvested, June 30, 2013	138,975	$1,493

Available for grant, June 30, 2013	181,581

(1)	The aggregate intrinsic value on this table was calculated based on the closing market value of the Company’s stock on June 30, 2013 ($10.74).

Expired Plans

As of June 30, 2013, the Company also had outstanding an aggregate of 183,388 options to acquire common stock under plans that had previously expired. A summary of stock option activity for the Company’s expired stock option plans for the six months ended June 30, 2013 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Life	Value (2)
				(000s)
Outstanding, December 31, 2012	199,838	$13.62
Granted	-	-
Exercised	(8,550)	$8.88
Terminated/Expired	(7,900)	$13.75
Outstanding, June 30, 2013	183,388	$13.83	1.7 years	$16
Exercisable, June 30, 2013	183,388	$13.83	1.7 years	$16
Available for grant, June 30, 2013	-

(2)	The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on the June 30, 2013 ($10.74) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Stock-Based Compensation (continued)

All Stock-Based Compensation Plans

As of June 30, 2013, a total of 503,944 shares of common stock were reserved for issuance under the various stock option and stock-based plans. As of June 30, 2013, the unamortized fair value of awards relating to outstanding SUAs and options was $1,361 thousand, which is expected to be amortized over a weighted average period of 3.1 years.

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

Basic and diluted weighted average common shares outstanding are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
	(in thousands)
Weighted average common shares outstanding, basic	5,305	5,260	5,289	5,248
Dilutive common equivalent shares	12	6	15	7
Weighted average common shares outstanding, dilutive	5,317	5,266	5,304	5,255

For the three months ended June 30, 2013 and 2012, options to purchase 177 thousand and 192 thousand common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive. The amounts for the six month period ended June 30, 2013 and 2012 were 177 thousand and 199 thousand common shares, respectively.

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

On August 5, 2013, the Company declared a quarterly dividend of $0.15 per share for a total of $797 thousand, which will be paid on August 28, 2013 to shareholders of record on August 15, 2013.

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

OVERVIEW

Revenues for the second quarter of 2013 were $6.90 million, an increase of 1% from the second quarter of 2012 of $6.86 million. The Company reported net income of $0.20 per diluted share for the second quarter of 2013 and $0.19 per diluted share for the second quarter of 2012.

At June 30, 2013, the Company had $2.7 million of cash and cash equivalents. The Company distributed $1,585 thousand or $0.30 per share of cash dividends to its shareholders in the six months ended June 30, 2013. The Company has paid sixty-seven consecutive quarterly cash dividends.

RESULTS OF OPERATIONS

Revenues were $6.90 million for three months ended June 30, 2013 compared to revenues of $6.86 million for the three months ended June 30, 2012, representing an increase of 1%. The increase in revenues for the three months ended June 30, 2013 was a result of an increase in testing volume of 2%. The average revenue per sample decreased 1% from the comparative period in 2012, which was primarily driven by the mix of customers. Revenues for the six months ended June 30, 2013 were $13.3 million, representing an increase of 2% in revenues from the comparable period of 2012 of $13.1 million. The increase was primarily due to an increase in volume, as test samples increased 5% from the first half of 2012.

Gross profit was $4.08 million for the three months ended June 30, 2013, compared to $4.10 million for the three months ended June 30, 2012, representing a decrease of 1%. Direct costs increased by $61 thousand or 2% for the three months ended June 30, 2013 compared to the same period in 2012, mainly due to a greater volume of samples. The gross profit margin was 59% for the three months ended June 30, 2013 and 60% for the comparable period of 2012. Gross profit for the six months ended June 30, 2013 decreased $0.2 million to $7.6 million compared to $7.8 million for the comparable period in 2012. Direct costs increased by $428 thousand or 8% for the six months ended June 30, 2013 when compared to the same period in 2012, mostly due to a greater volume in samples. The gross profit margin for the six month period ended June 30, 2013 was 57% compared to 59% for the comparable period in 2012.

General and administrative (“G&A”) expenses were $1.0 million for the three months ended June 30, 2013 and 2012. As a percentage of revenue, G&A expenses were 15% for the three months ended June 30, 2013 and 2012. General and administrative expenses were $2.0 million for the six months ended June 30, 2013 and 2012. As a percentage of revenue, G&A expenses were 15% for the six months ended June 30, 2013 and 2012.

Marketing and selling expenses were $1.2 million for the three months ended June 30, 2013 and 2012. Total marketing and selling expenses represented 17% of revenue for the three months ended June 30, 2013, compared to 18% for the comparable period of 2012. Marketing and selling expenses were $2.3 million for the six months ended June 30, 2013 and 2012. Total marketing and selling expenses represented 17% of revenue for the six months ended June 30, 2013, compared to 18% for the comparable period of 2012.

Research and development (“R&D”) expenses for the three months ended June 30, 2013 were $190 thousand compared to $214 thousand for the comparable period of 2012, a decrease of 11%. R&D expenses represented 3% of revenue for the three months ended June 30, 2013 and 2012. Research and development expenses for the six months ended June 30, 2013 were $355 thousand compared to $382 thousand in the prior year. R&D expenses represented 3% of revenue for the six months ended 2013 and 2012.

Provision for income taxes During the three months ended June 30, 2013 and 2012, the Company recorded tax provisions of $669 thousand and $664 thousand, respectively. These provisions represented effective tax rates of 39% for the three months ended June 30, 2013 and 40% for the comparable period of 2012. During the six months ended June 30, 2013 and June 30, 2012, the Company recorded tax provisions of $1.1 million and $1.2 million, respectively. These provisions represented effective tax rates of 38% for the six month periods ended June 30, 2013 and 40% for the comparative period last year. The 38% represents the current estimate of the year-end tax rate. The Company continues to monitor the effective tax rate, but does not expect a significant change for the remaining six months of 2013.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2013, the Company had approximately $2.7 million of cash and cash equivalents. The Company's operating activities provided net cash of $2.1 million for the six months ended June 30, 2013. Investing activities used $797 thousand of cash while financing activities used $1.7 million of cash during the first six months of 2013.

Cash provided by operating activities of $2.1 million reflected net income of $1.9 million adjusted for depreciation and amortization of $418 thousand, stock-based compensation of $234 thousand and a decrease for deferred income taxes (asset) of $94 thousand. This was affected by the following changes in assets and liabilities: an increase in accounts receivable of $570 thousand, a decrease in prepaid expenses, income tax receivable and other current assets of $699 thousand, a decrease in accounts payable of $93 thousand, and a decrease in accrued expenses of $332 thousand.

Cash used in investing activities included equipment and leasehold improvements of $318 thousand, cost of internally developed software of $379 thousand, and other assets of $101 thousand which were purchased during the first six months of 2013. We anticipate spending $0.6 million to $0.8 million in additional capital purchases for the remainder of 2013.

Cash used in financing activities of $1.7 million included $1.6 million in cash dividends to shareholders. On August 5, 2013, the Company declared a quarterly dividend of $0.15 per share for a total of $797 thousand, which will be paid on August 28, 2013 to shareholders of record on August 15, 2013.

Contractual obligations as of June 30, 2013 were as follows:

	Less Than One Year	1-3 Years	4-5 years	After 5 Years	Total
	(in thousands)
Operating leases	$617	$891	$-	$-	$1,508

At June 30, 2013, the Company's principal sources of liquidity included an aggregate of approximately $2.7 million of cash and cash equivalents. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures for the next 12 months. Depending upon the Company's results of operations and capital needs, the Company may use various financing sources to raise additional funds, although the Company does not have any such plans at this time. At June 30, 2013, the Company had no long-term debt.

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

Capitalized Development Costs

The Company capitalizes costs related to significant software projects developed or obtained for internal use. Costs incurred during the preliminary project work stage or conceptual stage, such as determining the performance requirements, system requirements and data conversion, are expensed as incurred. Costs incurred in the application development phase, such as coding, testing for new software and upgrades that result in additional functionality, are capitalized and are amortized using the straight-line method over the useful life of the software for 5 years. Costs incurred during the post-implementation/operation stage, including training costs and maintenance costs, are expensed as incurred. The Company capitalized internally developed software costs of $379 thousand and $259 thousand for the six months ended June 30, 2013 and 2012, respectively. Determining whether particular costs incurred are more properly attributable to the preliminary or conceptual stage, and thus expensed, or to the application development phase, and thus capitalized and amortized, depends on subjective judgments about the nature of the development work, and our judgments in this regard may differ from those made by other companies. General and administrative costs related to developing or obtaining such software is expensed as incurred.

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

The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. Interest and penalties related to income tax matters are recognized as a general and administrative expense. The Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued as of June 30, 2013 or December 31, 2012.

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

There were no purchases of treasury stock in the first six months of 2013.

Item 6. Exhibits

See Exhibit Index included in this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation

Date: August 9, 2013	By:	/s/ Raymond C. Kubacki
Raymond C. Kubacki
Chairman and Chief Executive Officer
(principal executive officer)

Date: August 9, 2013	By:	/s/ Neil L. Lerner
Neil L. Lerner
Vice President - Finance
(principal accounting officer)

PSYCHEMEDICS CORPORATION

FORM 10-Q

June 30, 2013

EXHIBIT INDEX

