Form 10-Q
period 2013-09-30
PSYCHEMEDICS CORP
filed 2013-10-30
CIK 806517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at October 28, 2013 was 5,313,766.

PSYCHEMEDICS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PSYCHEMEDICS CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$2,842,741	$3,065,785
Accounts receivable, net of allowance for doubtful accounts of $179,915 in 2013 and $121,583 in 2012	5,293,505	4,620,768
Prepaid expenses and other current assets	1,055,363	823,274
Income tax receivable	—	854,212
Deferred tax assets	365,094	209,877

Total Current Assets	9,556,703	9,573,916
Fixed Assets, net of accumulated amortization and depreciation of $5,018,365 in 2013 and $4,395,605 in 2012	4,954,481	4,201,409
Other assets	552,955	345,293

Total Assets	$15,064,139	$14,120,618

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$577,081	$669,789
Accrued expenses	1,598,457	1,413,541

Total Current Liabilities	2,175,538	2,083,330

Deferred tax liabilities, long-term	814,619	814,619
Total Liabilities	2,990,157	2,897,949

Shareholders' Equity:
Preferred-stock, $0.005 par value, 872,521 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.005 par value; 50,000,000 shares authorized 5,981,896 shares issued in 2013 and 5,940,558 shares issued in 2012	29,910	29,703
Additional paid-in capital	28,756,444	28,460,764
Accumulated deficit	(6,630,583)	(7,186,009)
Less - Treasury stock, at cost, 668,130 shares in 2013 and 2012	(10,081,789)	(10,081,789)

Total Shareholders' Equity	12,073,982	11,222,669

Total Liabilities and Shareholders' Equity	$15,064,139	$14,120,618

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues	$7,055,202	$6,459,775	$20,386,381	$19,565,350
Cost of revenues	2,879,150	2,742,072	8,644,109	8,079,141

Gross profit	4,176,052	3,717,703	11,742,272	11,486,209

Operating Expenses:
General & administrative	1,075,133	921,891	3,075,794	2,921,880
Marketing & selling	1,158,355	1,067,768	3,435,257	3,413,388
Research & development	203,265	297,090	558,011	679,031

Total Operating Expenses	2,436,753	2,286,749	7,069,062	7,014,299

Operating income	1,739,299	1,430,954	4,673,210	4,471,910
Other income	280	447	91,993	1,442

Net income before provision for income taxes	1,739,579	1,431,401	4,765,203	4,473,352

Provision for income taxes	687,579	552,920	1,827,932	1,766,336

Net income and comprehensive income	$1,052,000	$878,481	$2,937,271	$2,707,016

Basic net income per share	$0.20	$0.17	$0.55	$0.52

Diluted net income per share	$0.20	$0.17	$0.55	$0.51

Dividends declared per share	$0.15	$0.15	$0.45	$0.45

Weighted average common shares outstanding, basic	5,312,105	5,272,428	5,301,330	5,256,240

Weighted average common shares outstanding, diluted	5,330,515	5,289,808	5,314,224	5,266,237

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,937,271	$2,707,016

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	642,580	419,541
Stock-based compensation	386,297	337,078
Changes in assets and liabilities:
Accounts receivable	(672,737)	(852,362)
Prepaid expenses, other current assets, and income tax receivable	622,123	36,183
Accounts payable	(92,708)	304,759
Accrued expenses	184,916	(337,391)
Deferred income taxes	(155,217)	(136,180)
Net cash provided by operating activities	3,852,525	2,478,644

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(835,735)	(1,180,786)
Cost of internally developed software	(540,097)	(656,415)
Other assets	(227,482)	(81,889)
Net cash used in investing activities	(1,603,314)	(1,919,089)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	20,839	—
Proceeds from issuance of stock, net of tax withholding	(111,249)	(94,559)
Cash dividends paid	(2,381,845)	(2,365,730)
Net cash used in financing activities	(2,472,255)	(2,460,289)

Net decrease in cash and cash equivalents	(223,044)	(1,900,734)
Cash and cash equivalents, beginning of period	3,065,785	5,564,233
Cash and cash equivalents, end of period	$2,842,741	$3,663,499

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$643,000	$1,208,800

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
 (UNAUDITED)

1.    Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (“the Company,” “our Company,” “our” or “we”) as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 8, 2013. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the nine months ended September 30, 2013 may not be indicative of the results that may be expected for the year ending December 31, 2013, or any other period.

2.    Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents consist of cash savings and a bank money market account.

3.    Stock-Based Compensation

2006 Equity Incentive Plan
The Company’s 2006 Incentive Plan provides for the grant or issuance to officers, directors, employees and consultants of options with terms of up to ten years, restricted stock, stock unit awards (SUA’s), issuances of stock bonuses or other stock-based awards, covering up to 500,000 shares of common stock. As of September 30, 2013, 181,581 shares remained available for future grant under the 2006 Incentive Plan.

The Company granted SUAs covering 56,500 shares of common stock on May 23, 2013. The SUAs vest over a period of two years for non-employee board members and four years for employees and are convertible into an equivalent number of shares of the Company’s common stock provided that the director or employee receiving the award remains continuously employed throughout the vesting period. The Company records compensation expense related to the SUAs on a straight-line basis over the vesting term of the SUAs. Employees are issued shares upon vesting, net of tax withholdings, unless the employee chooses to receive all shares and pay for the associated employment taxes. No other types of equity-based awards have been granted or issued under the 2006 Incentive Plan.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

3.    Stock-Based Compensation (continued)
A summary of activity for SUAs under the Company’s 2006 Incentive Plan for the nine months ended September 30, 2013 is as follows:

		Aggregate
	Number of	Intrinsic
	Shares	Value (1)
		(000s)
Unvested, December 31, 2012	137,475
Granted	56,500
Forfeited/expired	(18,012)
Converted to common stock	(36,988)
Unvested, September 30, 2013	138,975	$1,841

Available for grant, September 30, 2013	181,581

(1)      The aggregate intrinsic value on this table was calculated based on the closing market value of the Company’s stock on September 30, 2013 ($13.25).

Expired Plans
As of September 30, 2013, the Company also had outstanding an aggregate of 176,950 options to acquire common stock under plans that had previously expired. A summary of stock option activity for the Company’s expired stock option plans for the nine months ended September 30, 2013 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Life	Value (2)
				(000s)
Outstanding, December 31, 2012	199,838	$13.62
Granted	-	-
Exercised	(14,988)	$8.58
Terminated/Expired	(7,900)	$13.75
Outstanding, September 30, 2013	176,950	$14.04	1.5 years	$36
Exercisable, September 30, 2013	176,950	$14.04	1.5 years	$36
Available for grant, September 30, 2013	-

(2)    The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on the September 30, 2013 ($13.25) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option.

PSYCHEMEDICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

3.    Stock-Based Compensation (continued)

All Stock-Based Compensation Plans
As of September 30, 2013, a total of 497,506 shares of common stock were reserved for issuance under the various stock option and stock-based plans. As of September 30, 2013, the unamortized fair value of awards relating to outstanding SUAs and options was $1.2 million, which is expected to be amortized over a weighted average period of 2.9 years.

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

Basic and diluted weighted average common shares outstanding are as follows:

	Three Months Ended		Nine months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
	(in thousands)
Weighted average common shares outstanding, basic	5,312	5,272	5,301	5,256
Dilutive common equivalent shares	19	18	13	10
Weighted average common shares outstanding, dilutive	5,331	5,290	5,314	5,266

For the three months ended September 30, 2013 and 2012, options to purchase 153 thousand and 231 thousand common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive. The amounts for the nine month period ended September 30, 2013 and 2012 were 167 thousand and 264 thousand common shares, respectively.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

5.    Fair Value Measurements (continued)

It establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy prioritizes the inputs in three broad levels as follows:

⋅    Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities.
⋅    Level 2 inputs are quoted prices for similar assets and liabilities in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
⋅    Level 3 inputs are prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

6.  Subsequent Events

On October 28, 2013, the Company declared a quarterly dividend of $0.15 per share for a total of $797 thousand, which will be paid on November 22, 2013 to shareholders of record on November 11, 2013.

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

OVERVIEW

Revenues for the third quarter of 2013 were $7.1 million, an increase of 9% from the third quarter of 2012 of $6.5 million. The Company reported net income of $0.20 per diluted share for the third quarter of 2013 and $0.17 per diluted share for the third quarter of 2012.

At September 30, 2013, the Company had $2.8 million of cash and cash equivalents.  The Company distributed $2.4 million or $0.45 per share of cash dividends to its shareholders in the nine months ended September 30, 2013.  The Company has paid sixty-eight consecutive quarterly cash dividends.

RESULTS OF OPERATIONS

Revenues were $7.1 million for three months ended September 30, 2013 compared to revenues of $6.5 million for the three months ended September 30, 2012, representing an increase of 9%. The increase in revenues for the three months ended September 30, 2013 was a result of an increase in testing volume of 11%.  The average revenue per sample decreased 2% from the comparative period in 2012, which was primarily driven by the mix of customers.  Revenues for the nine months ended September 30, 2013 were $20.4 million, representing an increase of 4% in revenues from the comparable period of 2012 of $19.6 million.  The increase was primarily due to an increase in volume, as test samples increased 7% from the first nine months of 2012.  The average revenue per sample decreased 3% from the comparative period in 2012, which was primarily driven by the mix of customers.

Gross profit was $4.2 million for the three months ended September 30, 2013, compared to $3.7 million for the three months ended September 30, 2012, representing an increase of 12%. Direct costs increased by $137 thousand or 5% for the three months ended September 30, 2013 compared to the same period in 2012, mainly due to a greater volume of samples. The gross profit margin was 59% for the three months ended September 30, 2013 and 58% for the comparable period of 2012. Gross profit for the nine months ended September 30, 2013 increased $256 thousand to $11.7 million compared to $11.5 million for the comparable period in 2012. Direct costs increased by $565 thousand or 7% for the nine months ended September 30, 2013 when compared to the same period in 2012, mostly due to a greater volume in samples. The gross profit margin for the nine month period ended September 30, 2013 was 58% compared to 59% for the comparable period in 2012.

General and administrative (“G&A”) expenses were $1.1 million for the three months ended September 30, 2013, compared to $922 thousand for the three months ended September 30, 2012.  As a percentage of revenue, G&A expenses were 15% and 14% for the three months ended September 30, 2013 and 2012.  General and administrative expenses were $3.1 million for the nine months ended September 30, 2013, compared to $2.9 million for the nine months ended September 30, 2012.  As a percentage of revenue, G&A expenses were 15% for the nine months ended September 30, 2013 and 2012.  The G&A expense for the three and nine months ended 2012 was lower than 2013 due to the capitalization of software costs related to our custom designed enzyme immunoassay (EIA) project in 2012.

Marketing and selling expenses were $1.2 million for the three months ended September 30, 2013, compared to $1.1 million for the three months ended September 30, 2012.  Total marketing and selling expenses represented 16% of revenue for the three months ended September 30, 2013, compared to 17% for the comparable period of 2012. The increase in marketing and selling expenses were driven by higher commissions from higher sales.   Marketing and selling expenses were $3.4 million for the nine months ended September 30, 2013 and 2012.  Total marketing and selling expenses represented 17% of revenue for the nine months ended September 30, 2013 and 2012.

Research and development (“R&D”) expenses for the three months ended September 30, 2013 were $203 thousand compared to $297 thousand for the comparable period of 2012.  As a percentage of revenue, R&D expenses were 3% and 5% for the three months ended September 30, 2013 and 2012.  Research and development expenses for the nine months ended September 30, 2013 were $558 thousand compared to $679 thousand in the prior year. R&D expenses represented 3% of revenue for the nine months ended 2013 and 2012.  The R&D expense for the three and nine months ended 2012 was higher than 2013 due to additional costs related to our custom designed enzyme immunoassay (EIA) project in 2012.

Provision for income taxes During the three months ended September 30, 2013 and 2012, the Company recorded tax provisions of $688 thousand and $553 thousand, respectively. These provisions represented effective tax rates of 40% for the three months ended September 30, 2013 and 39% for the comparable period of 2012. A tax provision of $1.8 million was made for the nine months ended September 30, 2013 and September 30, 2012. These provisions represented effective tax rates of 38% for the nine month periods ended September 30, 2013 and 39% for the comparative period last year. The 38% represents the current estimate of the year-end tax rate. The Company continues to monitor the effective tax rate, but does not expect a significant change for the remaining three months of 2013.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2013, the Company had approximately $2.8 million of cash and cash equivalents. The Company's operating activities provided net cash of $3.9 million for the nine months ended September 30, 2013. Investing activities used $1.6 million of cash while financing activities used $2.5 million of cash during the first nine months of 2013.

Cash provided by operating activities of $3.9 million reflected net income of $2.9 million adjusted for depreciation and amortization of $643 thousand and stock-based compensation of $386 thousand. This was affected by the following changes in assets and liabilities: an increase in accounts receivable of $673 thousand, a decrease in prepaid expenses, income tax receivable and other current assets of $622 thousand, a decrease in accounts payable of $93 thousand, an increase in accrued expenses of $185 thousand and an increase for deferred income tax assets of $155 thousand.  At December 31, 2012, the Company had an income tax receivable of $854 thousand.  This receivable was used to reduce the current year tax payments which positively impacted the cash flow.

Cash used in investing activities included equipment and leasehold improvements of $835 thousand, cost of internally developed software of $540 thousand, and other assets of $227 thousand which were purchased during the first nine months of 2013. The other assets primarily consists of patent application costs. We anticipate spending $0.4 million to $0.6 million in additional capital purchases for the remainder of 2013.

Cash used in financing activities of $2.5 million included $2.4 million in cash dividends to shareholders. On October 28, 2013, the Company declared a quarterly dividend of $0.15 per share for a total of $797 thousand, which will be paid on October 22, 2013 to shareholders of record on October 11, 2013.

Contractual obligations as of September 30, 2013 were as follows:

	Less Than One Year	1-3 Years	4-5 years	After 5 Years	Total
	(in thousands)
Operating leases	$616	$737	$-	$-	$1,353

At September 30, 2013, the Company's principal sources of liquidity included an aggregate of approximately $2.8 million of cash and cash equivalents. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures for the next 12 months. Depending upon the Company's results of operations and capital needs, the Company may use various financing sources to raise additional funds, although the Company does not have any such plans at this time. At September 30, 2013, the Company had no long-term debt.

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

Capitalized Development Costs

The Company capitalizes costs related to significant software projects developed or obtained for internal use. Costs incurred during the preliminary project work stage or conceptual stage, such as determining the performance requirements, system requirements and data conversion, are expensed as incurred. Costs incurred in the application development phase, such as coding, testing for new software and upgrades that result in additional functionality, are capitalized and are amortized using the straight-line method over the useful life of the software for 5 years. Costs incurred during the post-implementation/operation stage, including training costs and maintenance costs, are expensed as incurred. The Company capitalized internally developed software costs of $540 thousand and $656 thousand for the nine months ended September 30, 2013 and 2012, respectively. Determining whether particular costs incurred are more properly attributable to the preliminary or conceptual stage, and thus expensed, or to the application development phase, and thus capitalized and amortized, depends on subjective judgments about the nature of the development work, and our judgments in this regard may differ from those made by other companies. General and administrative costs related to developing or obtaining such software is expensed as incurred.

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

The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. Interest and penalties related to income tax matters are recognized as a general and administrative expense. The Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued as of September 30, 2013 or December 31, 2012.

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

There were no purchases of treasury stock in the first nine months of 2013.

Item 6. Exhibits

See Exhibit Index included in this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation

Date:	October 30, 2013	By:	/s/ Raymond C. Kubacki
Raymond C. Kubacki
Chairman and Chief Executive Officer
(principal executive officer)

Date:	October 30, 2013	By:	/s/ Neil L. Lerner
Neil L. Lerner
Vice President - Finance
(principal accounting officer)

PSYCHEMEDICS CORPORATION
FORM 10-Q
September 30, 2013
EXHIBIT INDEX