Form 10-K
period 2013-12-31
PSYCHEMEDICS CORP
filed 2014-02-28
CIK 806517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). Yes ☐ No ☒

As of June 30, 2013, there were 5,311,378 shares of Common Stock of the Registrant outstanding. The aggregate market value of the Common Stock of the Registrant held by non-affiliates (assuming for these purposes, but not conceding, that all executive officers, directors and 5% shareholders are “affiliates” of the Registrant) as of June 30, 2013 was approximately $44 million, computed based upon the closing price of $10.74 per share on June 30, 2013.

As of February 28, 2014, there were 5,320,355 shares of Common Stock of the Registrant outstanding.

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
For the Year Ended December 31, 2013

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

Item 1. Business

General

Psychemedics Corporation is a Delaware corporation organized on September 24, 1986 to provide testing services for the detection of drugs of abuse through the analysis of hair samples. The Company’s testing methods utilize a patented technology that digests the hair and releases drugs trapped in the hair without destroying the drugs.  This is fundamental to the entire process because the patented method gets virtually 100% of the drug out of the hair, and if you cannot get the drug out of the hair, you cannot measure it.  The Company then performs a proprietary custom-designed enzyme immunoassay (EIA) on the liquid supernatant, with confirmation testing by mass spectrometry.

The Company’s primary application of its patented technology is as a testing service that analyzes hair samples for the presence of certain drugs of abuse. The Company’s customized proprietary EIA procedures to drug test hair samples differ from the more commonly-used immunoassay procedures employed to test urine samples. The Company’s tests provide quantitative information that can indicate the approximate amount of drug ingested as well as historical data, which can show a pattern of individual drug use over a longer period of time, thereby providing superior detection compared to other types of drug testing. This information is useful to employers for both applicant and employee testing, as well as to physicians, treatment professionals, law enforcement agencies, school administrators, and parents concerned about their children’s drug use. The Company provides screening and confirmation by mass spectrometry using industry-accepted practices for cocaine, marijuana, PCP, amphetamines (including ecstasy) and opiates (including heroin, hydrocodone, hydromorphone, oxycodone and codeine).  In addition, in 2013, the Company launched a hair test for alcohol which also looks back on use over a 90 day period, as our hair drug tests do.

Testing services are currently performed at the Company’s laboratory at 5832 Uplander Way, Culver City, California.

Background on Drug Testing with Hair

When certain chemical substances enter the bloodstream, the blood carries these substances to the hair where they become “entrapped” in the protein matrix in amounts approximately proportional to the amount ingested.  The Company utilizes a patented drug extraction method followed by a unique enzyme immunoassay (EIA) procedure to identify drugs in the hair.  The patented drug extraction method effectively releases drugs from the hair without destroying the drugs---getting virtually 100% of the drug out of the hair. The patented method can be used with a broad range of immunoassay screen techniques, mass spectrometry methods, and chromatographic procedures.

The immunoassays produced by the Psychemedics R&D team were uniquely designed specifically to meet and even exceed the standards of radioimmunoassay (“RIAH”), the original testing method created and utilized by the Company prior to 2013. Because Psychemedics is the only hair testing laboratory that manufactures its own screening assays, it has full control over all aspects of its technology, and that powerful advantage facilitated the Company's creation of the its EIA assays with equivalence to its own previously FDA-cleared radioimmunoassays.

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

Some of the Company’s customers have also completed their own testing to validate the Company’s hair test results compared to other companies’ urine test results.  These studies consistently confirmed the Company’s superior detection rate compared to urinalysis testing. When results from the Company’s hair testing methods were compared to urine results in side-by-side evaluations, 5 to 10 times as many drug abusers were accurately identified by the Company’s proprietary methods.

In 1998, the National Institute of Justice, utilizing Psychemedics’ previously utilized RIAH hair testing assay, completed a Pennsylvania Prison study where hair analysis revealed an average prison drug use level of approximately 7.9% in 1996. Comparatively, urinalysis revealed virtually no positives. After measures to curtail drug use were instituted (drug-sniffing dogs, searches and scanners), the use level fell to approximately 2% according to the results of hair analysis in 1998. Again, the urine tests showed virtually no positives. The study illustrates the usefulness of hair analysis to monitor populations and the weakness of urinalysis.

The Company has received 510k clearance from the Food and Drug Administration (FDA) on seven EIA assays used to test head and body hair for drugs of abuse. As of the date of this document, Psychemedics is the only company to receive FDA clearance for testing of drugs of abuse using both head and body hair for seven drugs of abuse.

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

When compared to other hair testing methods, not only are the Company’s assays cleared by the FDA for head and body hair, they also employ a unique patented method of digesting hair that the Company believes allows for the most efficient release of drugs from the hair without destroying the drugs. The Company’s method of releasing drugs from hair is a key advantage and results in superior detection rates.

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

Hair Alcohol Testing

In 2013, the Company launched a test for alcohol using hair.  This test measures average alcohol consumption over a period of approximately three months, indicates the level of alcohol use during that time period, and can provide a behavioral indication of excessive use.  The test measures the amount of ethyl glucuronide (EtG) in the hair – a trace metabolite of ethanol and a direct alcohol biomarker.  The test follows the guidelines determined by the World Health Organization in association with the Society of Hair Testing for measuring consumption.

Intellectual Property

Certain aspects of the hair analysis method currently used by the Company are covered by US and foreign patents owned by the Company.  The Company has been granted a total of eight US patents, including a patent issued to the Company in 2011 that focuses on digesting hair and releasing drugs trapped in the hair without destroying the drugs.  This patent can be used with a broad range of immunoassay screen techniques, mass spectrometry methods, and chromatographic procedures.  In 2012, the Company received an additional patent that extended the range of the patent received in 2011.

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

The Company performs a confirmation test of all screened positive results through mass spectrometry. The use of mass spectrometry is an industry accepted practice used to confirm a positive test result from the screening process. The Company offers its clients an expanded drug screen with mass spectrometry confirmation of cocaine, PCP, marijuana, amphetamines (including Ecstasy and Eve), and opiates (including heroin, codeine, hydrocodone, hydromorphone, and oxycodone).  In addition, the Company offers a hair test for alcohol which also looks back on use over a 90 day period, as our hair drug tests do.

Schools

The Company currently serves hundreds of schools throughout the United States and in several foreign countries. The Company offers its school clients the same five-drug screen with mass spectrometry confirmation that is used with the Company’s workplace testing service.  In addition, the Company offers a hair test for alcohol which also looks back on use over a 90 day period, as our hair drug tests do.

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

Research

The Company is involved in the following ongoing studies involving use of drugs of abuse in various populations: Mclean Hospital; Wayne State University and Chemistry and Drug Metabolism Section; and Emmes Corporation.

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

The Federal Food, Drug and Cosmetic Act, as amended (the “FDC Act”) requires companies engaged in the business of testing for drugs of abuse using a test (screening assay) not previously recognized by the FDA are required to submit their assay to the FDA for recognition prior to marketing. In addition, the laboratory performing the tests is required to be certified by a recognized agency. In 2002, the Company received 510k clearance to market all five of its assays utilizing RIAH technology.

In 2008, the Company received the first CAP (College of American Pathologists) certification specifically including hair testing.

In 2011, the Company received ISO/IEC 17025 International Accreditation for a broad spectrum of laboratory testing including drugs of abuse and forensics in hair and urine specimens.  ISO/IEC 17025 accreditation provides formal recognition to laboratories that demonstrate technical competency, and maintains this recognition through periodic evaluations to ensure continued compliance.

In 2012, the Company received 510k clearance from the FDA to market five of its assays utilizing the Company’s custom developed EIA technology.

In 2013, the Company had received 510k clearance from the FDA to market two additional assays utilizing the Company’s custom developed EIA technology.

Research and Development

The Company is continuously engaged in research and development activities. During the years ended December 31, 2013, 2012 and 2011, $825,102, $825,518, and $607,408, respectively, were expended for research and development. The Company continues to perform research activities to develop new products and services and to improve existing products and services utilizing the Company’s proprietary technology. The Company also continues to evaluate methodologies to enhance its drug screening capabilities. Additional research using the Company’s proprietary technology is being conducted by outside research organizations through government-funded studies.

Employees

As of December 31, 2013, the Company had 151 full-time equivalent employees, 7 of whom are full-time employees in R&D. None of the Company’s employees are subject to a collective bargaining agreement.

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

Our results of operations have been and may continue to be subject to variation in our customers’ hiring practices, which in turn is dependent, to a large extent, on the general condition of the economy. Results for a particular quarter may vary due to a number of factors, including:

⋅	economic conditions in our markets in general;

⋅	economic conditions affecting our customers and their particular industries;

⋅	the introduction of new products and product enhancements by us or our competitors; and

⋅	pricing and other competitive conditions.

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

Because we have historically paid dividends, any cessation of our program or reduction in our quarterly dividend could affect our stock price. We have paid dividends on our common stock for 69 consecutive quarters. It is our intent to continue this practice as long as we are able. However, if we are forced to cease this practice or reduce the amount of the regular dividend, due to operating or economic conditions, our stock price could suffer. Further, if the Company ceases its future dividends, a return on investment in our common stock would depend entirely upon future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NASDAQ Stock Market under the symbol “PMD”. As of February 28, 2014, there were 184 record holders of the Company’s common stock. The number of record owners was determined from the Company’s stockholder records maintained by the Company’s transfer agent and does not include beneficial owners of the Company’s common stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of the Company’s common stock held by others as or in nominee names exceeds 2,000.

The following table sets forth for the periods indicated the range of prices for the Company’s common stock as reported by the NASDAQ Stock Exchange and dividends declared by the Company.

	High	Low	Dividends
Fiscal 2012:
First Quarter	$10.40	$9.11	$0.150
Second Quarter	10.48	9.46	0.150
Third Quarter	12.19	10.10	0.150
Fourth Quarter	12.49	10.60	0.150
Fiscal 2013:
First Quarter	$12.48	$10.76	$0.150
Second Quarter	12.03	10.55	0.150
Third Quarter	13.40	10.75	0.150
Fourth Quarter	14.90	12.00	0.150

The Company has paid dividends over the past seventeen years. It most recently declared a dividend on February 10, 2014, which will be paid on March 7, 2014. The Company’s current intention is to continue to declare dividends to the extent funds are available and not required for operating purposes or capital requirements, and only then, upon approval by the Board of Directors.

Issuer Purchases of Equity Securities

During 2013, the Company did not repurchase any common shares for treasury.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of common stock of the Company during 2013.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2013, with respect to shares of the Company’s common stock that were issuable under the Company’s 2006 Incentive Plan (the “2006 Incentive Plan”).

The table does not include information with respect to shares subject to outstanding options granted under other equity compensation plans that were no longer in effect on December 31, 2013. Footnote (2) to the table sets forth the total number of shares of common stock issuable upon the exercise of options under such expired or discontinued plans as of December 31, 2013, and the weighted average exercise price of those options. No additional options may be granted under such other expired or discontinued plans.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities That Remained Available for Future Issuance (c)
Equity compensation plans approved by security holders (1) (2)	138,975	$0.00	181,581
Equity compensation plans not approved by security holders	—	—	—
Total	138,975	$0.00	181,581

(1)	Consists of the 2006 Incentive Plan.
(2)
This table does not include information for the Company’s 2000 Stock Option Plan (discontinued on May 11, 2006). As of December 31, 2013, a total of 176,950 shares of common stock were issuable upon the exercise of outstanding options under the foregoing discontinued plan. The weighted average exercise price of outstanding options under such plan is $14.04 per share. No additional options may be granted under the 2000 Stock Option Plan.

Performance Graph

	2008	2009	2010	2011	2012	2013
Psychemedics Corporation	100.00	128.10	145.08	168.25	203.97	275.87
Russell 2000 Index	100.00	134.63	170.09	160.91	182.06	249.42
NASDAQ Composite Index	100.00	143.89	168.22	165.19	191.47	264.84

Calculated by the Company using www.yahoo.com/finance historical prices

(1)
The above graph assumes a $100 investment on December 31, 2008, through the end of the 5-year period ended December 31, 2013 in the Company’s Common Stock, the Russell 2000 Index and the NASDAQ Composite Index. The prices all assume the reinvestment of dividends.

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

(3)	The NASDAQ Composite Index includes companies whose shares are traded on the NASDAQ Stock Exchange Market.

 Item 6. Selected Financial Data

The selected financial data presented below is derived from our financial statements and should be read in connection with those statements.

	As of and for the Years Ended December 31,
	2013	2012	2011	2010	2009
	(In Thousands, Except for per Share Data)
Revenue	$26,870	$25,224	$24,090	$20,109	$16,955
Gross profit	15,394	14,252	14,473	12,042	9,610
Income from operations	5,706	4,936	5,800	4,414	2,584
Net income	3,805	2,980	3,489	2,614	1,527
Basic net income per share	0.72	0.57	0.67	0.50	0.29
Diluted net income per share	0.72	0.57	0.67	0.50	0.29
Total assets	16,550	14,121	13,801	11,766	10,602
Working capital	6,998	7,491	9,217	8,566	8,471
Shareholders’ equity	12,277	11,223	11,035	9,748	9,294
Basic net income per share	0.72	0.57	0.67	0.50	0.29
Diluted net income per share	0.72	0.57	0.67	0.50	0.29
Cash dividends declared per common share	0.60	0.60	0.48	0.48	0.53

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

Overview

Psychemedics Corporation is the world’s largest provider of hair testing for drugs of abuse, utilizing a patented hair analysis method involving digestion of hair, enzyme immunoassay technology and confirmation by mass spectrometry to analyze human hair to detect abused substances. The Company’s customers include Fortune 500 companies, as well as small to mid-size corporations, schools and governmental entities located in the United States and internationally. During the year ended December 31, 2013, the Company generated $26.9 million in revenue, while maintaining a gross margin of 57% and pre-tax margins of 22%. At December 31, 2013, the Company had $4.0 million of cash, and cash equivalents. During 2013, the Company had operating cash flow of $6.0 million and it distributed approximately $3.2 million or $0.60 per share of cash dividends to its shareholders. To date, the Company has paid sixty-nine consecutive quarterly cash dividends.

The following table sets forth, for the periods indicated, the selected statements of operations data as a percentage of total revenue:

	Year Ended December 31,
	2013	2012	2011
Revenue	100.0%	100.0%	100.0%
Cost of revenue	42.7%	43.5%	39.9%
Gross profit	57.3%	56.5%	60.1%
Operating expenses:
General and administrative	15.5%	15.6%	16.4%
Marketing and selling	17.5%	18.0%	17.1%
Research and development	3.1%	3.3%	2.5%
Total operating expenses	36.1%	36.9%	36.0%
Operating income	21.2%	19.6%	24.1%
Other income
Other income	0.4%	0.0%	0.0%
Total other income	0.4%	0.0%	0.0%
Income before taxes	21.6%	19.6%	24.1%
Provision for income taxes	7.4%	7.8%	9.6%
Net income	14.2%	11.8%	14.5%

Results for the Year Ended December 31, 2013 Compared to Results for the Year Ended December 31, 2012

Revenue increased $1.7 million or 7% to $26.9 million in 2013 compared to $25.2 million in 2012. This increase was due to an increase in volume from new and existing clients. The increase in volume was primarily driven by new customers which is a result of our recently expanded sales force and several sales initiatives. Average revenue per sample decreased 2% between 2013 and 2012. The revenue per sample decrease was driven primarily from by the mix of customers, with a larger percentage of the business coming from lower priced customers.

Gross profit increased $1.1 million to $15.4 million in 2013 compared to $14.3 million in 2012. Direct costs increased by 5% from 2012 to 2013, driven by the higher volume. The gross profit margin remained the same at 57% in 2013 and 2012.

General and administrative (“G&A”) expenses were $4.2 million in 2013 compared to $3.9 in 2012, an increase of 5%. As a percentage of revenue, G&A expenses were 15.5% and 15.6% for 2013 and 2012, respectively.

Marketing and selling expenses were $4.7 million in 2013, compared to $4.5 million in 2012, an increase of 4%. Total marketing and selling expenses represented 17.5% and 18.0% of revenue for 2013 and 2012, respectively.

Research and development (“R&D”) expenses were $0.8 million in 2013 and 2012. R&D expenses represented 3.1% and 3.3% of revenue for 2013 and 2012, respectively.

Other income increased approximately $90 thousand to approximately $92 thousand for 2013 compared to $2 thousand for 2012. The increase was from an insurance reimbursement of legal expenses.

During the year ended December 31, 2013, the Company recorded a tax provision of $2.0 million, representing an effective tax rate of 34.4%. During the year ended December 31, 2012, the Company recorded a tax provision of $2.0 million, representing an effective tax rate of 39.7%. The change in tax rate was driven by a new allocation method for calculating income tax in California. This new calculation requires income tax to be paid only on the sales made within California. The old method taxed all income produced in California, and as the Company has only one laboratory, which is located in California, 100% of the income had been subject to California income tax. The rate also benefited from an R&D tax credit from 2012 which was recognized in 2013. We expect the tax rate to be approximately 34% for the foreseeable future.

Results for the Year Ended December 31, 2012 Compared to Results for the Year Ended December 31, 2011

Revenue increased $1.1 million or 5% to $25.2 million in 2012 compared to $24.1 million in 2011. This increase was due to an increase in volume from new and existing clients. The increase in volume was primarily driven by new customers which is a result of our recently expanded sales force and several sales initiatives. Average revenue per sample decreased 3% between 2012 and 2011. The revenue per sample decrease was driven primarily from by the mix of customers, with a larger percentage of the business coming from lower priced customers.

Gross profit decreased $221 thousand to $14.3 million in 2012 compared to $14.5 million in 2011. Direct costs increased by 14% from 2011 to 2012, mainly associated with the cost of labor and materials. The higher costs were driven by the transition in screening technologies as well as from higher volume. The gross profit margin decreased to 57% in 2012 from 60% in 2011.

General and administrative (“G&A”) expenses were $3.9 million for 2012 and 2011. As a percentage of revenue, G&A expenses were 15.6% and 16.4% for the years 2012 and 2011, respectively.

Marketing and selling expenses were $4.5 million for 2012, compared to $4.1 million for 2011, an increase of 10%. Total marketing and selling expenses represented 18.0% and 17.1% of revenue for 2012 and 2011, respectively. The increase was driven by an expansion of the sales staff as well as higher information technology costs for marketing and selling projects.

Research and development (“R&D”) expenses for 2012 were $0.8 million compared to $0.6 million for 2011. R&D expenses represented 3.3% and 2.5% of revenue for 2012 and 2011, respectively. The additional expenses related to the new enzyme immunoassay (EIA) screening process.

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

Liquidity and Capital Resources

At December 31, 2013, the Company had $4.0 million of cash and cash equivalents, compared to $3.1 million at December 31, 2012. The Company’s operating activities generated net cash of $6.0 million in 2013, $3.1 million in 2012 and $3.9 million in 2011. Investing activities used $1.8 million in 2013, used $2.3 million in 2012 and generated $0.5 million in 2011. Financing activities used $3.3 million in 2013, $3.2 million in 2012 and $2.6 million in 2011.

Operating cash flow of $6.0 million in 2013 primarily reflected net income of $3.8 million adjusted for depreciation and amortization of $0.9 million, stock compensation expense of $0.5 million, and an increase in net deferred tax liabilities of $0.4 million.  This was affected by the following changes in assets and liabilities: a decrease in accounts receivable of $0.3 million, a decrease in accounts payable of $0.2 million, a decrease in accrued expenses of $0.1 million, and a decrease in prepaid expenses (and other current assets) of $0.4 million.  The increase in operating cash flow of $2.9 million over 2012 was primarily driven by higher net income and a reduction of income tax receivable.  Operating cash flow of $3.1 million in 2012 primarily reflected net income of $3.0 million adjusted for depreciation and amortization of $0.6 million, stock compensation expense of $0.5 million, and an increase in net deferred tax liabilities of $0.4 million. This was affected by the following changes in assets and liabilities: an increase in accounts receivable of $0.1 million, a decrease in accounts payable of $0.3 million, a decrease in accrued expenses of $0.4 million, and an increase in prepaid expenses (and other current assets) of $0.5 million, Operating cash flow of $3.9 million in 2011 primarily reflected net income of $3.5 million adjusted for depreciation and amortization of $0.4 million, stock compensation expense of $0.4 million, and an increase in net deferred tax liabilities of $0.4 million. This was affected by the following changes in assets and liabilities: an increase in accounts receivable of $0.6 million, an increase in accounts payable of $0.3 million, and an increase in prepaid expenses (and other current assets) of $0.4 million,

Investing cash flow principally reflected the purchase and sale of short-term investments and capital expenditures. During 2013, there was an increase of $0.2 million in other assets which primarily related to patent costs. During 2012, there was an increase of $0.1 million in other assets which primarily related to patent costs. During 2011, the Company redeemed at par short-term investments of $2.0 million. Also in 2011, there was an increase of $0.1 million in other assets which primarily related to patent costs. Capital expenditures were $1.5 million, $2.2 million, and $1.4 million in 2013, 2012 and 2011, respectively. The expenditures related principally to new equipment and new software, including laboratory and computer equipment.

During 2013 and 2012, the Company did not repurchase any shares of common stock for treasury. During 2011, the Company repurchased 2,785 shares of common stock for treasury. The Company has authorized 750,000 shares for repurchase since June of 1998, of which 250,000 shares of common stock were authorized in March of 2008 for repurchase. Since 1998, a total of 550,684 shares have been repurchased. The Company also distributed $3.2 million, $3.2 million, and $2.5 million of cash dividends to its shareholders in 2013, 2012, and 2011 respectively.

At December 31, 2013, the Company’s principal sources of liquidity included approximately $4.0 million of cash and cash equivalents. Management currently believes that such funds, together with future operating profits, should be adequate to fund anticipated working capital requirements and capital expenditures in the near term. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include joint ventures, issuance of common stock or debt financing, lines of credit, or equipment leasing, although there is no assurance that such financings will be available to the Company on terms it deems acceptable, if at all. At December 31, 2013, the Company had no long-term debt.

The Company has paid dividends over the past sixty-nine quarters. It most recently declared a dividend in February 2014 which will be paid in March 2014 in the amount of $798,053. The Company’s current intention is to continue to declare dividends to the extent funds are available and not required for operating purposes or capital requirements, and only then, upon approval by the Board of Directors. There can be no assurance that in the future the Company will declare dividends.

Contractual obligations as of December 31, 2013 were as follows:

	Payments Due by Period
Contractual Obligation	Less Than 1 Year	1 – 3 Years	4 – 5 Years	Greater Than 5 Years	Total
	(Amounts in Thousands)
Operating leases	$609	$575	$—	$—	$1,184

Purchase Commitment

Operating leases consist of rent obligations for the company’s facilities. The Company has no significant contractual obligation for supply agreements as of December 31, 2013.

Significant Customers

The Company did not have any individual customers that exceeded 10% of revenue for the years ended December 31, 2013, 2012 and 2011 or accounts receivable as of December 31, 2013, 2012 and 2011.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, including bad debts, long-lived asset lives, income tax valuation and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Capitalized Development Costs

We capitalize costs related to significant software projects developed or obtained for internal use in accordance with U.S. generally accepted accounting standards. Costs incurred during the preliminary project work stage or conceptual stage, such as determining the performance requirements, system requirements and data conversion, are expensed as incurred. Costs incurred in the application development phase, such as coding, testing for new software and upgrades that result in additional functionality, are capitalized and are amortized using the straight-line method over the useful life of the software for 5 years. Costs incurred during the post-implementation/operation stage, including training costs and maintenance costs, are expensed as incurred. We capitalized internally developed software costs of $715,000, $794,000 and $387,000 during the years ended December 31, 2013, 2012 and 2011, respectively. The software development is for primarily for two projects.  Determining whether particular costs incurred are more properly attributable to the preliminary or conceptual stage, and thus expensed, or to the application development phase, and thus capitalized and amortized, depends on subjective judgments about the nature of the development work, and our judgments in this regard may differ from those made by other companies. General and administrative costs related to developing or obtaining such software are expensed as incurred.

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

The Company had net deferred tax liabilities in the amount of $1.0 million at December 31, 2013, which primarily relate to timing differences.

The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. Interest and penalties related to income tax matters are recognized as a general and administrative expense. The Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued as of December 31, 2013 or 2012. The Company does not expect the unrecognized tax benefits to change significantly over the next twelve months.

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

Recent Accounting Pronouncements

There were no new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the Financial Statements. See Note 2 – Accounting Policies, to the Financial Statements for further detail on applicable accounting pronouncements that were adopted in 2013.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Required.

Item 8. Financial Statements and Supplementary Data

(a) Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Psychemedics Corporation
Acton, Massachusetts:

We have audited the accompanying balance sheets of  Psychemedics Corporation (the “Company”) as of December 31, 2013 and 2012 and the related statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2013 and 2012 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Boston, Massachusetts
February 28, 2014

PSYCHEMEDICS CORPORATION
BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$3,970,512	$3,065,785
Accounts receivable, net of allowance for doubtful accounts of $144,921 in 2013 and $121,583 in 2012	4,368,864	4,620,768
Prepaid expenses and other current assets	769,269	823,274
Income tax receivable	554,828	854,212
Deferred tax assets	292,795	209,877

Total Current Assets	9,956,268	9,573,916
Property and equipment:
Computer software	1,958,780	1,210,734
Office furniture and equipment	779,891	659,866
Laboratory equipment	8,047,840	6,634,043
Leasehold improvements	439,414	92,371
	11,225,925	8,597,014
Less – accumulated depreciation and amortization	(5,175,722)	(4,395,605)
	6,050,203	4,201,409
Other assets	543,345	345,293

Total Assets	$16,549,816	$14,120,618

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$510,550	$669,789
Accrued expenses	2,447,920	1,413,541

Total Current Liabilities	2,958,470	2,083,330

Deferred tax liabilities, long-term	1,314,221	814,619
Total Liabilities	4,272,691	2,897,949

Commitments and Contingencies (Note 9)
Shareholders' Equity:
Preferred-stock, $0.005 par value, 872,521 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.005 par value; 50,000,000 shares authorized 5,981,896 shares issued in 2013 and 5,940,558 shares issued 2012, 5,313,766 shares outstanding in 2013 and 5,272,428 shares outstanding in 2012	29,910	29,703
Additional paid-in capital	28,888,712	28,460,764
Less - Treasury stock, at cost, 668,130 shares	(10,081,789)	(10,081,789)
Accumulated deficit	(6,559,708)	(7,186,009)

Total Shareholders' Equity	12,277,125	11,222,669

Total Liabilities and Shareholders' Equity	$16,549,816	$14,120,618

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011

Revenues	$26,870,297	$25,223,534	$24,089,608
Cost of revenues	11,476,263	10,971,886	9,616,985

Gross profit	15,394,034	14,251,648	14,472,623

Operating Expenses:
General & administrative	4,157,597	3,946,844	3,948,706
Marketing & selling	4,704,970	4,543,598	4,116,059
Research & development	825,102	825,518	607,408

Total Operating Expenses	9,687,669	9,315,960	8,672,173

Operating income	5,706,365	4,935,688	5,800,450
Other income	92,273	1,889	5,346

Net income before provision for income taxes	5,798,638	4,937,577	5,805,796

Provision for income taxes	1,993,428	1,957,948	2,316,513

Net income and comprehensive income	$3,805,210	$2,979,629	$3,489,283

Basic net income per share	$0.72	$0.57	$0.67

Diluted net income per share	$0.72	$0.57	$0.67

Dividends declared per share	$0.60	$0.60	$0.48

Weighted average common shares outstanding, basic	5,299,060	5,260,320	5,229,646

Weighted average common shares outstanding, diluted	5,315,463	5,272,542	5,235,940

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
		$0.005	Paid-In	Treasury Stock		Accumulated
	Shares	par Value	Capital	Shares	Cost	Deficit	Total

BALANCE, December 31, 2010	5,877,358	$29,387	$27,764,992	665,345	$(10,059,398)	$(7,987,468)	$9,747,513
Shares issued – vested	26,194	131	(131)	—	—	—	—
Tax withholding related to vested shares from employee stock plans	—	—	(86,992)	—	—	—	(86,992)
Stock compensation expense	—	—	418,077	—	—	—	418,077
Acquisition of treasury stock	—	—	—	2,785	(22,391)	—	(22,391)
Cash dividends declared ($0.48 per share)	—	—	—	—	—	(2,510,861)	(2,510,861)
Net income	—	—	—	—	—	3,489,283	3,489,283
BALANCE, December 31, 2011	5,903,552	29,518	28,095,946	668,130	(10,081,789)	(7,009,046)	11,034,629
Shares issued – vested	37,006	185	(185)	—	—	—	—
Tax withholding related to vested shares from employee stock plans	—	—	(93,164)	—	—	—	(93,164)
Stock compensation expense	—	—	458,167	—	—	—	458,167
Cash dividends declared ($0.60 per share)	—	—	—	—	—	(3,156,592)	(3,156,592)
Net income	—	—	—	—	—	2,979,629	2,979,629
BALANCE, December 31, 2012	5,940,558	29,703	28,460,764	668,130	(10,081,789)	(7,186,009)	11,222,669
Shares issued – vested	36,988	185	(185)	—	—	—	—
Exercise of stock options	4,350	22	20,817	—	—	—	20,839
Tax withholding related to vested shares from employee stock plans	—	—	(154,522)	—	—	—	(154,522)
Stock compensation expense	—	—	538,304	—	—	—	538,304
Excess tax benefit from stock-based compensation plans	—	—	23,534	—	—	—	23,534
Cash dividends declared ($0.60 per share)	—	—	—	—	—	(3,178,909)	(3,178,909)
Net income	—	—	—	—	—	3,805,210	3,805,210
BALANCE, December 31, 2013	5,981,896	$29,910	$28,888,712	668,130	$(10,081,789)	$(6,559,708)	$12,277,125

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011

Cash flows from operating activities:
Net income	$3,805,210	$2,979,629	$3,489,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	872,171	586,968	370,020
Deferred income taxes	416,684	437,720	406,853
Stock compensation expense	538,304	458,167	418,077
Changes in operating assets and liabilities:
Accounts receivable	251,904	(129,792)	(585,155)
Prepaid expenses, other current assets and income tax receivable	353,389	(547,895)	(428,769)
Accounts payable	(159,239)	(292,055)	262,011
Accrued expenses	(126,876)	(406,011)	19,486
Deferred revenue	—	—	(16,605)
Net cash provided by operating activities	5,951,547	3,086,731	3,935,201

Cash flows from investing activities:
Maturities of short-term investments	—	—	2,018,452
Increase in long-term assets; capitalized patent costs	(226,130)	(121,375)	(130,874)
Purchases of property and equipment and capitalized software development costs	(1,531,632)	(2,214,048)	(1,358,790)
Net cash provided by (used in) investing activities	(1,757,762)	(2,335,423)	528,788

Cash flows from financing activities:
Dividends paid	(3,178,909)	(3,156,592)	(2,510,861)
Tax withholding related to vested shares from employee stock plans	(110,149)	(93,164)	(86,992)
Acquisition of treasury stock	—	—)	(22,391)
Net cash used in financing activities	(3,289,058)	(3,249,756)	(2,620,244)

Net increase (decrease) in cash and cash equivalents	904,727	(2,498,448)	1,843,745
Cash and cash equivalents, beginning of year	3,065,785	5,564,233	3,720,488
Cash and cash equivalents, end of year	$3,970,512	$3,065,785	$5,564,233

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,233,000	$1,715,000	$2,401,957
Non-cash investing and financing activities:
Issuance of restricted stock awards	$185	$185	$131
Exercise of stock options	$20,817	$—	$—
Purchases of equipment through accrued liabilities	$1,161,255	$497,696	$—

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2013

1. Nature of Business and Basis of Presentation

 Psychemedics Corporation (the “Company”) is the world’s largest provider of hair testing for drugs of abuse, utilizing a patented hair analysis method involving digestion of hair, enzyme immunoassay technology and confirmation by mass spectrometry to analyze human hair to detect abused substances. The Company’s customers include Fortune 500 companies, as well as small to mid-size corporations, schools and governmental entities located in the United States and internationally.

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

Cash Equivalents

All highly liquid investments with original maturities of 90 days or less are considered cash equivalents. These consist of cash savings and U.S. government reserve money market accounts at December 31, 2013. While the money market account contains U.S. federal government backed issues, the account itself is not federally insured. As of December 31, 2013, $0.4 million was in U.S. federal government-backed money-market accounts, which is classified as cash equivalents.

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

In accordance with ASC 820, the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2013 and 2012 are cash equivalents. Cash equivalents are measured using Level 1 inputs. At December 31, 2013 and 2012, the Company had $0.4 million of Level 1 cash equivalents for each period.

Inventory

The Company typically expenses consumables such as chemicals, antibodies and tubes as purchased.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2013

2. Summary of Significant Accounting Policies  – (continued)

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the assets, using the straight-line method. Repair and maintenance costs are expensed as incurred. The estimated useful lives of the assets are as follows:

Computer software	3 to 5 years
Office furniture and equipment	3 to 7 years
Laboratory equipment	5 to 7 years
Leasehold improvements	Lesser of estimated - useful life or lease term

The Company recorded depreciation and amortization related to property and equipment of $844,093, $573,712 and $362,282 in 2013, 2012 and 2011 respectively.

Capitalized Software Development Costs

We capitalize costs related to significant software projects developed or obtained for internal use. Costs incurred during the preliminary project work stage or conceptual stage, such as determining the performance requirements, system requirements and data conversion, are expensed as incurred. Costs incurred in the application development phase, such as coding, testing for new software and upgrades that result in additional functionality, are capitalized and are amortized using the straight-line method over the useful life of the software for 5 years. Costs incurred during the post-implementation/operation stage, including training costs and maintenance costs, are expensed as incurred. In accordance with Company policy, during the years ended December 31, 2013 and 2012, we capitalized internally developed software costs of $715,000 and $794,000, respectively. Amortization expense related to software development costs was $145,251, $98,301, and $8,840 in 2013, 2012, and 2011, respectively. Determining whether particular costs incurred are more properly attributable to the preliminary or conceptual stage, and thus expensed, or to the application development phase, and thus capitalized and amortized, depends on subjective judgments about the nature of the development work, and our judgments in this regard may differ from those made by other companies. General and administrative costs related to developing or obtaining such software are expensed as incurred.

Other Assets

Other assets primarily consist of capitalized legal costs relating to patent applications. The Company amortizes these costs over the life of the patent from the date of grant of the applicable patent. The typical patent life is twenty years. As of December 31, 2013 2012, and 2011 the Company had capitalized legal costs relating to outstanding patent applications of $497,857, $299,389, and $194,704, respectively. Amortization expense was $28,078, $13,256 and $7,738 in 2013, 2012, and 2011, respectively. The amount of amortization related to patent applications is expected to remain below $40,000 per year for the next five years.

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

Income Taxes

The Company accounts for income taxes using the liability method pursuant to ASC 740, “Income Taxes”. Under this method, the Company recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. The Company evaluates uncertain tax positions annually and considers whether the amounts recorded for income taxes are adequate to address the Company’s tax risk profile. The Company analyzes the potential tax liabilities of specific transactions and tax positions based on management’s judgment as to the expected outcome.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2013

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

Significant Customers

The Company did not have any individual customers that exceeded 10% of revenue for the years ended December 31, 2013, 2012 and 2011 or accounts receivable as of December 31, 2013, 2012 and 2011.

Comprehensive Income

The Company’s comprehensive income was the same as its reported net income for the years ended December 31, 2013, 2011 and 2010.

Stock-Based Compensation

The Company accounts for equity awards in accordance with ASC 718, “Compensation — Stock Compensation” (”ASC 718”). ASC 718 requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at the grant date based on the fair value of the award. It also requires the measurement of compensation cost at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. The Company uses the straight-line method to recognize share-based compensation over the service period of the award, which is generally equal to the vesting period.

Under ASC 718, the Company recorded $538,304, $458,167, and $418,077 of stock compensation expense in the accompanying statements of income for the years ended December 31, 2013, 2012 and 2011, respectively.

Stock compensation expense by income statement account is as follows:

	2013	2012	2011
Cost of revenues	$112,348	$91,118	$85,731
General & administrative	339,098	282,375	266,915
Marketing and selling	77,789	81,819	65,431
Research and development	9,069	2,855	—
Total stock compensation	$538,304	$458,167	$418,077

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

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2013

2. Summary of Significant Accounting Policies  – (continued)

Basic and diluted weighted average common shares outstanding are as follows:

	2013	2012	2011
Weighted average common shares outstanding, basic	5,299,060	5,260,320	5,229,646
Dilutive common equivalent shares	16,403	12,222	6,294
Weighted average common shares outstanding, assuming dilution	5,315,463	5,272,542	5,235,940

For the years ended December 31, 2013, 2012, and 2011, options to purchase 152,650, 191,597, and 264,088 common shares, respectively, were outstanding but not included in the dilutive common equivalent share calculation as their effect would have been anti-dilutive.

Financial Instruments

Financial instruments include cash equivalents and accounts receivable/payable. Estimated fair values of these financial instruments approximate carrying values due to their short-term nature.

Segment Reporting

The Company manages its operations as one segment, drug testing services. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment. Most of the Company’s revenues and all of the Company’s assets are in the United States.

Subsequent Events

The Company evaluated all events and transactions that occurred after December 31, 2013 through the time of filing with the Securities and Exchange Commission of the Company’s annual report on Form 10-K for the year ended December 31, 2013. On February 10, 2014, the Company declared a quarterly dividend of $0.15 per share for a total of $798 thousand, which will be paid on March 7, 2014 to shareholders of record on February 21, 2014.

Recent Accounting Pronouncements

There were no accounting pronouncements during the year that applied to the Company’s financial statements.

3. Accounts Receivable

The Company maintains an allowance for uncollectible accounts receivable based on management’s assessment of the collectability of its customer accounts by reviewing customer payment patterns and other relevant factors. The Company reviews the adequacy of the allowance for uncollectible accounts on a quarterly basis and adjusts the balance as determined necessary. Write-offs are recorded at the time a customer account is deemed uncollectable. The following is a rollforward of the Company’s allowance for doubtful accounts:

	2013	2012
Balance, beginning of period	$121,583	$169,191
Provision for (recoveries of) doubtful accounts	82,332	(28,866)
Write-offs	(58,994)	(18,742)
Balance, end of period	$144,921	$121,583

4. Accrued Expenses

Accrued expenses consist of the following:

	2013	2012
Accrued payroll and employee benefits	$185,937	$360,702
Accrued bonus expense	251,700	90,000
Accrued vacation expense	267,080	119,703
Accrued hair collection expense	119,587	113,355
Accrued audit and tax consulting	144,018	110,491
Accrued payable for equipment purchases	1,161,255	497,696
Accrued payable for building maintenance	142,340	63,785
Other accrued expenses	176,003	57,809
Total Accrued Expenses	$2,447,920	$1,413,541

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2013

5. Income Taxes

The income tax provision consists of the following:

	2013	2012	2011
Current –
Federal	$1,499,400	$1,196,926	$1,450,941
State	77,344	323,302	458,719
	1,576,744	1,520,228	1,909,660
Deferred –
Federal	406,116	346,974	370,710
State	10,568	90,746	36,143
	416,684	437,720	406,853
Income Tax Provision	$1,993,428	$1,957,948	$2,316,513

A reconciliation of the effective rate with the federal statutory rate is as follows:

	2013	2012	2011
Federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	1.1%	5.5%	5.6%
Permanent differences	-0.7%	0.1%	0.1%
Stock based compensation	0.0%	0.0%	0.2%
Effective tax rate	34.4%	39.6%	39.9%

The Company had a significant reduction in the effective state income tax rate from 5.5% to 1.1%. This change was a result of a change in the apportionment methodology in California, where the Company’s primary operation is located. The Company recognized the total impact of this change in the fourth quarter of 2013. The Company expects this to be a permanent rate change. The actual effective rate may change in future periods as the percentage of customers located in California changes in relation to the Company’s total sales. The permanent difference is primarily from research and development tax credits.

The components of the net deferred tax assets included in the accompanying balance sheets are as follows at December 31:

	2013	2012
Deferred tax assets:
Stock-based compensation	$160,850	$162,792
Allowance for doubtful accounts	48,578	47,959
Accrued expenses	83,367	55,401
	$292,795	$266,152

Deferred tax liabilities:
Prepaid expenses	—	$(56,275)
Excess of tax over book depreciation and amortization	(1,314,221)	(814,619)
	(1,314,221)	(870,894)
Net deferred tax liabilities	$(1,021,426)	$(604,742)

These amounts are shown on the balance sheets as follows:

Deferred tax asset short-term	$292,795	$209,877
Deferred tax liability long-term	(1,314,221)	(814,619)
Net deferred tax liabilities	$(1,021,426)	$(604,742)

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

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2013

The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. Interest and penalties related to income tax matters are recognized as a general and administrative expense. The Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued as of December 31, 2013 and 2012. The tax years ended December 31, 2010 through December 31, 2013 remain subject to examination by all major taxing authorities.

6. Preferred Stock

The Board of Directors has the authority to designate authorized preferred shares in one or more series and to fix the relative rights and preferences without vote or action by the stockholders. The Board of Directors has no present plans to designate or issue any shares of preferred stock.

7. Stock-Based Awards

The 2006 Incentive Plan initially adopted in 2006, and amended and restated in 2011 (the “2006 Incentive Plan”), provides for grants of options with terms of up to ten years, grants of restricted stock or stock unit awards (SUAs), issuances of stock bonuses or grants other stock-based awards, covering up to 500,000 shares of common stock, plus cash based awards, to officers, directors, employees, and consultants. Such shares are issuable out of the Company’s authorized but unissued common stock. As of December 31, 2013, 181,581 shares remained available for future grant under the 2006 Incentive Plan.

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

The Company granted 56,500 SUAs on May 8, 2013. The fair value of the SUAs was $11.45 per share, which was the closing price of the Company’s stock on that date. The SUAs vest over a period of two to four years and are convertible into an equivalent number of shares of the Company’s common stock provided that the awardee remains continuously employed throughout the vesting period. In addition, 13,362 SUAs were withheld for taxes in 2013, in conjunction with the vesting of SUA’s granted in prior years, and consequently, added back to the shares available for future grant.

The Company granted 65,000 SUAs on May 22, 2012. The fair value of the SUAs was $9.79 per share, which was the closing price of the Company’s stock on that date. The SUAs vest over a period of two to four years and are convertible into an equivalent number of shares of the Company’s common stock provided that the awardee remains continuously employed throughout the vesting period. In addition, 9,619 SUAs were withheld for taxes in 2012, in conjunction with the vesting of SUA’s granted in prior years, and consequently, added back to the shares available for future grant.

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

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2013

7. Stock-Based Awards – (continued)

A summary of stock option activity for the Company’s stock option plans is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	per Share	Life	Value(1)
Outstanding & exercisable, December 31, 2010	289,371	13.96
Granted	—	—
Exercised	—	—
Cancelled	(68,132)	15.06
Outstanding & exercisable, December 31, 2011	221,239	13.62
Granted	—	—
Exercised	—	—
Cancelled	(21,401)	13.61
Outstanding & exercisable, December 31, 2012	199,838	13.62
Granted	—	—
Exercised	(14,988)	8.58		$53,636
Cancelled	(7,900)	13.75
Outstanding & exercisable, December 31, 2013	176,950	$14.04	1.2 years	$115,135

(1)
The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on December 31, 2013 ($14.69) exceeded the exercise price of any of the underlying options, multiplied by the number of shares subject to each such option. For value on the exercised stock, the calculation is based on the amount the Company’s stock price at exercise exceeded the exercise price.

A summary of stock unit award activity for the Company is as follows:

		Weighted
		Average
		Remaining	Aggregate
	Number of	Contractual	Intrinsic
	Shares	Life	Value(2)
Outstanding & Unvested, December 31, 2010	94,700		$776,540
Granted	59,000
Converted to common stock*	(34,600)		$355,351
Cancelled	—
Outstanding & Unvested, December 31, 2011	119,100		$1,083,810
Granted	65,000
Converted to common stock*	(46,625)		$458,211
Cancelled	—
Outstanding & Unvested, December 31, 2012	137,475		$1,477,856
Granted	56,500
Converted to common stock*	(50,350)		$577,321
Cancelled	(4,650)
Outstanding & Unvested, December 31, 2013	138,975	2.7 years	$2,041,543

Available for grant, December 31, 2013	181,581

(2)
The aggregate intrinsic value on this table was calculated based on the closing market price of the Company’s stock.  The price at year end was $14.69, $10.75, $9.10, and $8.20 for the years ended December 31, 2013, 2012, 2011 and 2010, respectively.  For value on the converted stock, the price used is the price on the grant date.

*	Figure includes 13,362 shares in 2013, 9,619 shares in 2012, and 8,406 shares in 2011 withheld to cover income taxes.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2013

7. Stock-Based Awards  – (continued)

As of December 31, 2013, a total of 497,506 shares of common stock were reserved for issuance under the various stock plans. As of December 31, 2013, the unamortized fair value of awards relating to SUAs was $1,057,142 to be amortized over a weighted average period of approximately 2.7 years.

8. Employee Benefit Plan

The Psychemedics Corporation 401(k) Savings and Retirement Plan (the 401(k) Plan) is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code. All employees over the age of 21 are eligible to make pre-tax contributions up to a specified percentage of their compensation. Under the 401(k) Plan, the Company may, but is not obligated to, match a portion of the employees’ contributions up to a defined maximum. Matching contributions of $141,661, $147,360, and $122,961 were made in the years ended December 31, 2013, 2012 and 2011, respectively.

9. Commitments and Contingencies

Commitments

The Company leases certain of its facilities and equipment under operating lease agreements expiring on various dates through April 2016. Total minimum lease payments, including scheduled increases, are charged to operations on the straight-line basis over the life of the respective lease. Rent expense was approximately $605,000, $555,000 and $548,000 in 2013, 2012 and 2011, respectively.

At December 31, 2013, minimum commitments remaining under lease agreements were approximately as follows:

Amount (000’s)
Years Ending December 31:
2014	$609
2015	550
2016	25
$1,184

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

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2013

10. Selected Quarterly Financial Data (Unaudited)

The following are selected quarterly financial data for the years ended December 31, 2013 and 2012:

	Quarter Ended (000’s Except Share Amounts)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$6,432	$6,899	$7,055	$6,484
Gross profit	3,487	4,079	4,176	3,652
Income from operations	1,202	1,732	1,739	1,033
Net income and comprehensive income	822	1,063	1,052	868
Basic net income per share	0.16	0.20	0.20	0.16
Diluted net income per share	0.16	0.20	0.20	0.16

	Quarter Ended (000’s Except Share Amounts)
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues	$6,244	$6,862	$6,460	$5,658
Gross profit	3,665	4,103	3,718	2,766
Income from operations	1,377	1,664	1,431	464
Net income and comprehensive income	827	1,001	879	273
Basic net income per share	0.16	0.19	0.17	0.05
Diluted net income per share	0.16	0.19	0.17	0.05

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

As required by Rule 13a-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and its Vice President - Finance, has evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2013. Based on this evaluation, our Chief Executive Officer and Vice President - Finance concluded that the Company’s disclosure controls and procedures were effective for ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that its disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive and financial officers, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Chief Executive Officer and Vice President - Finance, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework , the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Inherent Limitations on Effectiveness of Controls

The Company’s management, including its Chief Executive Officer and its Vice President, Finance, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives for the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors and instances of fraud, if any, within our company have been or will be prevented or detected. Further, internal controls may become inadequate as a result of changes in conditions, or through the deteriorations of the degree of compliance with policies or procedures.

Item 9B. Other Information

None

PART III

 Item 10. Directors, Executive Officers and Corporate Governance

Following is a list that sets forth as of February 28, 2014 the names, ages and positions within the Company of all of the Executive Officers of the Company and the Directors of the Company. Each such director has been nominated for reelection at the Company’s 2014 Annual Meeting, to be held on May 8, 2014 at 2:00 P.M. at the The Seaport Hotel, 200 Seaport Boulevard, Boston, Massachusetts.

Name	Age	Position
Raymond C. Kubacki	69	Chairman, Chief Executive Officer, President, Director
Neil Lerner	46	Vice President, Finance
James Dyke	49	Corporate Vice President, Sales & Marketing
Michael I. Schaffer, Ph.D.	69	Vice President, Laboratory Operations
Harry Connick	88	Director, Audit Committee member, Compensation Committee Member, Nominating Committee member
Walter S. Tomenson, Jr.	67	Director, Audit Committee member, Compensation Committee Member, Nominating Committee member
Fred J. Weinert	66	Director, Audit Committee member, Compensation Committee Member, Nominating Committee member

All Directors hold office until the next annual meeting of stockholders or until their successors are elected. Officers serve at the discretion of the Board of Directors.

Mr. Kubacki has been the Company’s President and Chief Executive Officer since 1991. He has also served as Chairman of the Board of the Company since 2003. He is a director of Integrated Environmental Technologies, LTD. From 2007 until 2012, he served as a director of Protection One, Inc. and from 2004 to 2007 he served as a director of Integrated Alarm Services Group, Inc. He is also a trustee of the Center for Excellence in Education based in Washington, D.C. and holds an Executive Masters Professional Director Certification, their highest level award, from the American College of Corporate Directors, a public company director education and credentialing organization. Mr. Kubacki has been a director of the Company since 1991.

Mr. Lerner has served as Vice President, Finance and Treasurer since May 2011. From October 2010 until May 2011, he served as Vice President, Controller. Prior to joining the Company, he served as Director of Operational Accounting at Beacon Roofing Supply, Inc., Corporate Controller with Atlas TMS, Divisional Controller with Mastec, Inc, and multiple roles with Johnson & Johnson, including plant controller in the Netherlands. Mr. Lerner is a Certified Public Accountant and has a Masters degree in International Management.

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

Mr. Tomenson is a Senior Advisor to Integro Ltd. Mr. Tomenson was Managing Director and Chairman of Client Development of Marsh, Inc. from 1998 until 2004. From 1993 to 1998, he was chairman of FINPRO, the financial services division of Marsh, Inc. Mr. Tomenson is a Director of the Trinity College School Fund, Inc. He also serves on the Executive Council of the Inner-City Scholarship Fund and holds an Executive Masters Professional Director Certification, their highest level award, from the American College of Corporate Directors, a public company director education and credentialing organization. Mr. Tomenson has been a director of the Company since 1999.

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

 The information required by Item 405 of Regulation S-K will be set forth in the Proxy Statement of the Company relating to the 2014 Annual Meeting of Stockholders to be held on May 8, 2014 and is incorporated herein by reference.

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

The information required by Item 407 of Regulation S-K will be set forth in the Proxy Statement of the Company relating to the 2014 Annual Meeting of Stockholders to be held on May 8, 2014 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2014 Annual Meeting of Stockholders to be held on May 8, 2014 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2014 Annual Meeting of Stockholders to be held on May 8, 2014 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2014 Annual Meeting of Stockholders to be held on May 8, 2014 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2014 Annual Meeting of Stockholders to be held on May 8, 2014 and is incorporated herein by reference.

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

PSYCHEMEDICS CORPORATION
Date: February 28, 2014	By:
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

/s/ Raymond C. Kubacki Raymond C. Kubacki	Chairman, President and Chief Executive Officer, Director (Principal Executive Officer)	February 28, 2014
/s/ Neil Lerner Neil Lerner	Vice President, Finance (Principal Financial and Accounting Officer)	February 28, 2014
/s/ Harry Connick Harry Connick	Director	February 28, 2014
/s/ Walter S. Tomenson, Jr. Walter S. Tomenson, Jr.	Director	February 28, 2014
/s/ Fred J. Weinert Fred J. Weinert	Director	February 28, 2014

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation filed on August 1, 2002 — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002).
3.2	By-Laws of the Company — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4.1	Specimen Stock Certificate — (Incorporated by reference from the Registrant’s Registration Statement on Form 8-A filed on July 31, 2002).
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

