Form 10-Q
period 2014-03-31
PSYCHEMEDICS CORP
filed 2014-05-01
CIK 806517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at April 29, 2014 was 5,323,015.

PSYCHEMEDICS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

PSYCHEMEDICS CORPORATION

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2014	2013

ASSETS
Current Assets:
Cash and cash equivalents	$2,208,788	$3,970,512
Accounts receivable, net of allowance for doubtful accounts of $148,605 in 2014 and $144,921 in 2013	4,818,663	4,368,864
Prepaid expenses and other current assets	1,172,688	769,269
Income tax receivable	207,119	554,828
Deferred tax assets	351,403	292,795

Total Current Assets	8,758,661	9,956,268
Fixed Assets, net of accumulated amortization and depreciation of $5,368,057 in 2014 and $5,175,722 in 2013	8,593,455	6,050,203
Other assets	672,093	543,345

Total Assets	$18,024,209	$16,549,816

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$778,548	$510,550
Accrued expenses	2,443,695	2,447,920
Current portion of long-term debt	210,589	—

Total Current Liabilities	3,432,832	2,958,470

Long-term debt	842,354	—
Deferred tax liabilities, long-term	1,314,221	1,314,221
Total Liabilities	5,589,407	4,272,691

Shareholders' Equity:
Preferred-stock, $0.005 par value, 872,521 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.005 par value; 50,000,000 shares authorized 5,991,945 shares issued in 2014 and 5,981,896 shares issued in 2013	29,956	29,910
Additional paid-in capital	29,088,238	28,888,712
Accumulated deficit	(6,601,603)	(6,559,708)
Less - Treasury stock, at cost, 668,130 shares	(10,081,789)	(10,081,789)

Total Shareholders' Equity	12,434,802	12,277,125

Total Liabilities and Shareholders' Equity	$18,024,209	$16,549,816

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013

Revenues	$7,044,821	$6,432,442
Cost of revenues	3,249,039	2,945,171

Gross profit	3,795,782	3,487,271

Operating Expenses:
General & administrative	1,184,147	993,711
Marketing & selling	1,098,600	1,126,658
Research & development	344,983	164,710

Total Operating Expenses	2,627,730	2,285,079

Operating income	1,168,052	1,202,192
Other income	1,549	91,413

Net income before provision for income taxes	1,169,601	1,293,605

Provision for income taxes	413,442	471,260

Net income and comprehensive income	$756,159	$822,345

Basic net income per share	$0.14	$0.16

Diluted net income per share	$0.14	$0.16

Dividends declared per share	$0.15	$0.15

Weighted average common shares outstanding, basic	5,317,836	5,272,647

Weighted average common shares outstanding, diluted	5,371,418	5,292,686

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$756,159	$822,345

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	218,019	207,053
Stock-based compensation	152,008	105,684
Changes in assets and liabilities:
Accounts receivable	(449,799)	(250,996)
Prepaid expenses, other current assets, and income tax receivable	(55,710)	322,639
Accounts payable	267,998	84,808
Accrued expenses	(1,088,173)	(639,936)
Deferred income taxes	(58,608)	(42,696)
Net cash provided by operating activities	(258,106)	608,901

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(1,524,432)	(152,510)
Cost of internally developed software	(147,192)	(180,108)
Other assets	(134,447)	(43,861)
Net cash used in investing activities	(1,806,071)	(376,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	47,564	5,323
Proceeds from long-term debt	1,052,943	—
Cash dividends paid	(798,054)	(790,865)
Net cash provided by (used in) financing activities	302,453	(785,542)

Net decrease in cash and cash equivalents	(1,761,724)	(553,120)
Cash and cash equivalents, beginning of period	3,970,512	3,065,785
Cash and cash equivalents, end of period	$2,208,788	$2,512,665

Supplemental Disclosures of Cash Flow Information:
Acquisition of equipment through accrued liabiliites	$1,083,948	$-

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (“the Company,” “our Company,” “our” or “we”) as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 28, 2014. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2014 may not be indicative of the results that may be expected for the year ending December 31, 2014, or any other period.

2.	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. There were no cash equivalents as of March 31, 2014.

3.	Stock-Based Compensation

2006 Equity Incentive Plan

The Company’s 2006 Incentive Plan provides for the grant or issuance to officers, directors, employees and consultants of options with terms of up to ten years, restricted stock, stock unit awards (SUA’s), issuances of stock bonuses or other stock-based awards, covering up to 500,000 shares of common stock. As of March 31, 2014, 181,581 shares remained available for future grant under the 2006 Incentive Plan.

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

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Stock-Based Compensation (continued)

A summary of activity for SUAs under the Company’s 2006 Incentive Plan for the three months ended March 31, 2014 is as follows:

	Number of Shares	Aggregate Intrinsic Value (1)
		(000s)
Unvested, December 31, 2013	138,975
Granted	-
Forfeited/expired	-
Converted to common stock	-
Unvested, March 31, 2014	138,975	$2,381
Available for grant, March 31, 2014	181,581

(1)	The aggregate intrinsic value on this table was calculated based on the closing market value of the Company’s stock on March 31, 2014 ($17.13).

Expired Plans

As of March 31, 2014, the Company also had outstanding an aggregate of 136,050 options to acquire common stock under plans that had previously expired. A summary of stock option activity for the Company’s expired stock option plans for the three months ended March 31, 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (2)
				(000s)
Outstanding, December 31, 2013	176,950	$14.04
Granted	-	-
Exercised	(40,900)	$12.84
Terminated/Expired	-	-
Outstanding, March 31, 2014	136,050	$14.40	1.2 years	$371
Exercisable, March 31, 2014	136,050	$14.40	1.2 years	$371
Available for grant, March 31, 2014	-

(2)	The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on the March 31, 2014 ($17.13) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Stock-Based Compensation (continued)

All Stock-Based Compensation Plans

As of March 31, 2014, a total of 456,606 shares of common stock were reserved for issuance under the various stock option and stock-based plans. As of March 31, 2014, the unamortized fair value of awards relating to outstanding SUAs and options was $905 thousand, which is expected to be amortized over a weighted average period of 2.6 years.

4.	Basic and Diluted Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The number of dilutive common equivalent shares outstanding during the period was determined in accordance with the treasury-stock method. Common equivalent shares consist of common stock issuable upon the exercise of outstanding options and common stock issuable upon the vesting of outstanding, unvested SUAs.

Basic and diluted weighted average common shares outstanding are as follows:

	Three Months Ended
	March 31,	March 31,
	2014	2013
	(in 000’s)
Weighted average common shares outstanding, basic	5,318	5,273
Dilutive common equivalent shares	53	20
Weighted average common shares outstanding, dilutive	5,371	5,293

For the three months ended March 31, 2013, options to purchase 200 thousand common shares, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been anti-dilutive.

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

On April 29, 2014, the Company declared a quarterly dividend of $0.15 per share for a total of $798 thousand, which will be paid on May 19, 2014 to shareholders of record on May 9, 2014.

7.	Commitments and Contingencies

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. The Company believes that based upon information available to the Company at this time, the expected outcome of these matters would not have a material impact on the Company’s results of operations or financial condition.

On March 12, 2014, the Company entered into a lease agreement for an additional 16 thousand square feet of lab space in Culver City, California. The lease became effective March 15, 2014 and has a lease term of three years. The Company has an option to extend the lease for two additional years.

8.	Debt and Other Financing Arrangements

On March 20, 2014, the Company entered into an equipment financing arrangement with Banc of America Leasing & Capital, LLC (the “Lender”), including a Master Loan and Security Agreement and related documentation (collectively the “Equipment Loan Arrangement”) which provided the Company with the ability to finance, at its option, up to $6 Million of new and used equipment purchases to be made over the following 12 months or purchases recently made. Each such purchase financed under the Equipment Loan Arrangement is documented by the execution of an equipment note. Each note has a maturity date of 60 months from the applicable loan date, and bears interest at the then current 30-day LIBOR rate + 2.00%. Principal and interest are payable over the 60-month repayment period and principal is repayable without premium or penalty. Borrowings under the Equipment Loan Arrangement are secured by a first priority security interest in the equipment acquired with the proceeds of the Equipment Notes. Under the Equipment Loan Arrangement, the Company is subject to a maximum quarterly funded debt to EBITDA ratio and a minimum fixed charge coverage ratio.

On March 24, 2014, the Company incurred its first borrowing under the equipment loan arrangement and executed an equipment note for $1,052,943. The interest rate under the note for the quarter ended March 31, 2014 was 2.15%, and represented $252 of interest expense, all of which was accrued as of March 31, 2014. There was no long term debt for the same period in 2013.

The annual repayment requirements for debt obligations are as follows (in 000’s):

2014	$158
2015	211
2016	211
2017	211
2018	210
2019	52
Total	$1,053

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involves risks and uncertainties. In particular, statements contained in this report which are not historical facts (including, but not limited to, the Company's expectations regarding earnings, earnings per share, revenues, operating cash flows, dividends, future business, growth opportunities, new accounts, customer base, test volume, sales and marketing strategy, business strategy, general and administrative expenses, marketing and selling expenses, research and development expenses, anticipated operating results, foreign drug testing laws and regulations, required investments in plant, property and equipment, strategies with respect to governmental agencies and regulations, cost savings, capital expenditures, liquidity of investments and anticipated cash requirements) may be "forward-looking" statements. The Company's actual results may differ from those stated in any "forward-looking" statements. Factors that may cause such differences include, but are not limited to, risks associated with employee hiring practices of the Company’s principal customers, development of markets for new products and services offered by the Company, costs associated with capacity expansion, government regulation (including, but not limited to, Food and Drug Administration regulations and foreign government regulation including Brazilian commercial drivers license drug test regulations), competition and general economic conditions. With respect to the continued payment of cash dividends, factors include, but are not limited to, available surplus, cash flow, capital expenditure reserves required, debt service obligations, and other factors that the Board of Directors of the Company may take into account.

OVERVIEW

Revenues for the first quarter of 2014 were $7.0 million, an increase of 10% from first quarter 2013 revenue of $6.4 million. The Company reported net income of $0.14 per diluted share for the three months ended March 31, 2014 and $0.16 for the same period in 2013. The positive impact of revenue growth on earnings was offset by expenditures related to an increase in capacity related to the opportunity in Brazil and research and development of additional tests for drugs of abuse. At March 31, 2014, the Company had $2.2 million of cash. The Company distributed $798 thousand or $0.15 per share of cash dividends to its shareholders in the three months ended March 31, 2014. The Company has paid 70 consecutive quarterly cash dividends.

RESULTS OF OPERATIONS

Revenues were $7.0 million for three months ended March 31, 2014 compared to revenues of $6.4 million for the three months ended March 31, 2013, representing an increase of 10%. The increase in revenues for the three months ended March 31, 2014 was a result of an increase in testing volume, primarily from new clients, of 11%. The average revenue per sample decreased 1% from the comparative period of 2013, which was primarily driven by the mix of customers.

Gross profit increased $0.3 million to $3.8 million for the three months ended March 31, 2014, compared to $3.5 million for the three months ended March 31, 2013. Direct costs increased by $304 thousand or 10% for the three months ended March 31, 2014 compared to the same period in 2013, mainly due to a greater volume of samples as well as additional costs to increase capacity. These costs came from hiring additional personnel and rent from an additional building that was leased. The gross profit margin was 54% for the three months ended March 31, 2014 and March 31, 2013. While 2014 included expenses for capacity expansion, 2013 included expenses for transition to the current EIA technology.

General and administrative (“G&A”) expenses were $1.2 million and $994 thousand for the three months ended March 31, 2014 and 2013, respectively. There were several factors that contributed to the increase including additional costs to support the lab expansion, transfer of personnel from marketing and selling, and timing of expenses related to the annual report. As a percentage of revenue, G&A expenses were 17% for the three months ended March 31, 2014 and 15% for the comparable period of 2013.

Marketing and selling expenses were $1.1 million for the three months ended March 31, 2014 and March 31, 2013, respectively. Total marketing and selling expenses represented 16% of revenue for the three months ended March 31, 2014 and 18% for the comparable period of 2013.

Research and development (“R&D”) expenses for the three months ended March 31, 2014 were $345 thousand compared to $165 thousand for the comparable period of 2013, an increase of 109%. The increase in R&D expenses related to work on additional hair tests for drugs of abuse. R&D expenses represented 5% of revenue in the first quarter 2014 and 3% for the comparable period of 2013.

Other income for the three months ended March 31, 2014 decreased by $90 thousand to $2 thousand when compared to the same period of 2013. Other income in 2013 included an insurance reimbursement for legal expenses of $91 thousand, which was not realized in 2014.

Provision for income taxes During the three months ended March 31, 2014 and 2013, the Company recorded income tax provisions of $413 thousand and $471 thousand, respectively. These provisions represented effective tax rates of 35% for the three months ended March 31, 2014 and 36% for the comparable period of 2013. The Company benefited from a change in state tax laws which reduced the overall tax rate. This benefit was partially offset by an R&D tax credit which was recognized in the first quarter 2013 and was not available in 2014. Company monitors the effective tax rate, and currently expects the annual 2014 rate to be 35%.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2014, the Company had approximately $2.2 million of cash. The Company's operating activities used net cash of $258 thousand for the three months ended March 31, 2014. Investing activities used $1.8 million of cash while financing activities provided $302 thousand of cash during the first three months of 2014.

Cash used by operating activities of $258 thousand reflected net income of $756 thousand adjusted for depreciation and amortization of $218 thousand and stock-based compensation of $152 thousand. This was affected by the following changes in assets and liabilities: an increase in accounts receivable of $450 thousand, an increase in prepaid expenses and other current assets of $56 thousand, an increase in accounts payable of $268 thousand, a decrease in accrued expenses of $1.1 million and a decrease for deferred income taxes of $59 thousand

Cash used in investing activities included equipment and leasehold improvements of $1.8 million which were purchased during the first quarter of 2014. We anticipate spending $2.0 million to $3.0 million in additional capital purchases for the remainder of 2014.

Cash provided by financing activities of $302 thousand included $1.1 million in proceeds from long term debt and $48 thousand of proceeds from exercises of stock options, which was offset by cash dividends to shareholders of $798 thousand. See comment below for details on the financing arrangement related to the long term debt. On April 29, 2014, the Company declared a quarterly dividend of $0.15 per share for a total of $798 thousand, which will be paid on May 19, 2014 to shareholders of record on May 9, 2014.

Contractual obligations and other commercial commitments as of March 31, 2014 were as follows:

	Less Than One Year	1-3 Years	4-5 years	After 5 Years	Total
	(in thousands)
Debt principal	$211	$421	$421	$-	$1,053
Operating leases	$996	$1,270	$80	$-	$2,346
Total	$1,207	$1,691	$501	$-	$3,399

On March 12, 2014, the Company entered into a lease agreement for an additional 16 thousand square feet of lab space in Culver City, California. The lease became effective March 15, 2014 and has a lease term of three years. The Company has an option to extend the lease for two additional years.

On March 20, 2014, the Company entered into an equipment financing arrangement with Banc of America Leasing & Capital, LLC (the “Lender”), including a Master Loan and Security Agreement and related documentation (collectively the “Equipment Loan Arrangement”) which provided the Company with the ability to finance, at its option, up to $6 Million of new and used equipment purchases to be made over the following 12 months or purchases recently made. Each such purchase financed under the Equipment Loan Arrangement is documented by the execution of an equipment note. Each note has a maturity date of 60 months from the applicable loan date, but not later than March 1, 2020, and bears interest at the then current 30-day LIBOR rate + 2.00%. Principal and interest are payable over the 60-month repayment period and principal is repayable without premium or penalty. Borrowings under the Equipment Loan Arrangement are secured by a first priority security interest in the equipment acquired with the proceeds of the Equipment Notes. Under the Equipment Loan Arrangement, the Company is subject to a maximum quarterly funded debt to EBITDA ratio and a minimum fixed charge coverage ratio.

On March 24, 2014, the Company incurred its first borrowing under the equipment loan arrangement and executed an equipment note for $1,052,943. The interest rate under the note for the quarter ended March 31, 2014 was 2.15%, and represented $252 of interest expense, all of which was accrued as of March 31, 2014. There was no long term debt for the same period in 2013.

At March 31, 2014, the Company's principal sources of liquidity included an aggregate of approximately $2.2 million of cash and financing from the equipment loan noted above. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures for the next 12 months. Depending upon the Company's results of operations and capital needs, the Company may use various financing sources to raise additional funds, although the Company does not have any such plans at this time.

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

Capitalized Development Costs

The Company capitalizes costs related to significant software projects developed or obtained for internal use. Costs incurred during the preliminary project work stage or conceptual stage, such as determining the performance requirements, system requirements and data conversion, are expensed as incurred. Costs incurred in the application development phase, such as coding, testing for new software and upgrades that result in additional functionality, are capitalized and are amortized using the straight-line method over the useful life of the software for 5 years. Costs incurred during the post-implementation/operation stage, including training costs and maintenance costs, are expensed as incurred. The Company capitalized internally developed software costs of $147 thousand and $180 thousand during the quarters ended March 31, 2014 and 2013, respectively. Determining whether particular costs incurred are more properly attributable to the preliminary or conceptual stage, and thus expensed, or to the application development phase, and thus capitalized and amortized, depends on subjective judgments about the nature of the development work, and our judgments in this regard may differ from those made by other companies. General and administrative costs related to developing or obtaining such software is expensed as incurred.

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

The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. Interest and penalties related to income tax matters are recognized as a general and administrative expense. The Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued as of March 31, 2014 or December 31, 2013.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity. The long-term debt agreement entered into in March 2014, is subject to the 30 day Libor rate, which changes the Company’s interest rate on a monthly basis. The Company does not expect any changes in this rate to materially affect the Company’s performance.

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

PART II OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2013 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of treasury stock in the first quarter of 2014.

Item 6. Exhibits

See Exhibit Index included in this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation

Date: May 1, 2014	By:	/s/ Raymond C. Kubacki
Raymond C. Kubacki
Chairman and Chief Executive Officer
(principal executive officer)

Date: May 1, 2014	By:	/s/ Neil L. Lerner
Neil L. Lerner
Vice President - Finance
(principal accounting officer)

PSYCHEMEDICS CORPORATION

FORM 10-Q

March 31, 2014

EXHIBIT INDEX

10.1	Lease dated March 12, 2014 with Bristol-Culver associates, LLC and Mountain organic farms, LLC with respect to 6100 Bristol parkway premises in Culver City, CA

10.2	Loan agreement dated March 20, 2014 with Bank of America Leasing and Capital, LLC

10.3	Note one (related to loan agreement in exhibit 10.2) dated March 24, 2014 with Banc of America Leasing and Capital, LLC

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

