Form 10-Q
period 2014-06-30
PSYCHEMEDICS CORP
filed 2014-07-30
CIK 806517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at July 30, 2014 was 5,375,061.

PSYCHEMEDICS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

PSYCHEMEDICS CORPORATION

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2014	2013

ASSETS
Current Assets:
Cash and cash equivalents	$2,348,526	$3,970,512
Accounts receivable, net of allowance for doubtful accounts of $126,375 in 2014 and $144,921 in 2013	5,623,208	4,368,864
Prepaid expenses and other current assets	1,260,234	769,269
Income tax receivable	152,915	554,828
Deferred tax assets	405,993	292,795

Total Current Assets	9,790,876	9,956,268
Fixed Assets, net of accumulated amortization and depreciation of $5,527,891 in 2014 and $5,175,722 in 2013	12,232,718	6,050,203
Other assets	677,245	543,345

Total Assets	$22,700,839	$16,549,816

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$1,179,074	$510,550
Accrued expenses	1,670,953	2,447,920
Current portion of long-term debt	1,232,254	—

Total Current Liabilities	4,082,281	2,958,470

Long-term debt	4,715,099	—
Deferred tax liabilities, long-term	1,314,221	1,314,221
Total Liabilities	10,111,601	4,272,691

Commitments and Contingencies (Note 7)

Shareholders' Equity:
Preferred-stock, $0.005 par value, 872,521 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.005 par value; 50,000,000 shares authorized 6,043,191 shares issued in 2014 and 5,981,896 shares issued in 2013	29,956	29,910
Additional paid-in capital	29,187,450	28,888,712
Accumulated deficit	(6,546,379)	(6,559,708)
Less - Treasury stock, at cost, 668,130 shares	(10,081,789)	(10,081,789)

Total Shareholders' Equity	12,589,238	12,277,125

Total Liabilities and Shareholders' Equity	$22,700,839	$16,549,816

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues	$7,694,137	$6,898,737	$14,738,958	$13,331,179
Cost of revenues	3,802,874	2,819,788	7,051,913	5,764,959

Gross profit	3,891,263	4,078,949	7,687,045	7,566,220

Operating Expenses:
General & administrative	1,128,616	1,006,950	2,312,763	2,000,661
Marketing & selling	1,165,510	1,150,244	2,264,110	2,276,902
Research & development	277,429	190,036	622,412	354,746

Total Operating Expenses	2,571,555	2,347,230	5,199,285	4,632,309

Operating income	1,319,708	1,731,719	2,487,760	2,933,911
Other income	3,235	300	4,784	91,713

Net income before provision for income taxes	1,322,943	1,732,019	2,492,544	3,025,624

Provision for income taxes	466,024	669,093	879,466	1,140,353

Net income and comprehensive income	$856,919	$1,062,926	$1,613,078	$1,885,271

Basic net income per share	$0.16	$0.20	$0.30	$0.36

Diluted net income per share	$0.16	$0.20	$0.30	$0.36

Dividends declared per share	$0.15	$0.15	$0.30	$0.30

Weighted average common shares outstanding, basic	5,352,664	5,305,296	5,335,347	5,289,066

Weighted average common shares outstanding, diluted	5,375,076	5,316,657	5,367,307	5,304,129

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,613,078	$1,885,271

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	469,307	418,064
Stock-based compensation	288,188	234,289

Changes in assets and liabilities:
Accounts receivable	(1,254,344)	(569,531)
Prepaid expenses, other current assets, and income tax receivable	(89,052)	698,862
Accounts payable	668,524	(92,597)
Accrued expenses	(1,383,094)	(331,777)
Deferred income taxes	(113,198)	(94,247)
Net cash provided by operating activities	199,409	2,148,334

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(5,787,821)	(317,638)
Cost of internally developed software	(246,570)	(378,791)
Other assets	(145,204)	(100,971)
Net cash used in investing activities	(6,179,595)	(797,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	47,564	8,844
Proceeds from issuance of stock, net of tax withholding	(36,968)	(111,249)
Proceeds from equipment financing	6,000,000	—
Payments of equipment financing	(52,647)	—
Cash dividends paid	(1,599,749)	(1,585,139)
Net cash provided by (used in) financing activities	4,358,200	(1,687,544)

Net decrease in cash and cash equivalents	(1,621,986)	(336,610)
Cash and cash equivalents, beginning of period	3,970,512	3,065,785
Cash and cash equivalents, end of period	$2,348,526	$2,729,175

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$411,860	$190,000
Cash paid for interest	$5,572	$-
Purchases of equipment through accrued liabilities	$606,127	$-

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (“the Company,” “our Company,” “our” or “we”) as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 28, 2014. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the six months ended June 30, 2014 may not be indicative of the results that may be expected for the year ending December 31, 2014, or any other period.

2.	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. There were no cash equivalents as of June 30, 2014.

3.	Stock-Based Compensation

2006 Equity Incentive Plan

The Company’s 2006 Incentive Plan provides for the grant or issuance to officers, directors, employees and consultants of options with terms of up to ten years, restricted stock, stock unit awards (SUA’s), issuances of stock bonuses or other stock-based awards, covering up to 500,000 shares of common stock. As of June 30, 2014, 146,885 shares remained available for future grant under the 2006 Incentive Plan.

The Company granted SUAs covering 44,575 shares of common stock on May 8, 2014. The SUAs vest over a period of two years for non-employee board members and four years for employees and are convertible into an equivalent number of shares of the Company’s common stock provided that the director or employee receiving the award remains continuously employed throughout the vesting period. The Company records compensation expense related to the SUAs on a straight-line basis over the vesting term of the SUAs. Employees are issued shares upon vesting, net of tax withholdings, unless the employee chooses to receive all shares and pay for the associated employment taxes. No other types of equity-based awards have been granted or issued under the 2006 Incentive Plan.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Stock-Based Compensation (continued)

A summary of activity for SUAs under the Company’s 2006 Incentive Plan for the six months ended June 30, 2014 is as follows:

		Aggregate
	Number of	Intrinsic
	Shares	Value (1)
		(000s)
Unvested, December 31, 2013	138,975
Granted	44,575
Forfeited/expired	(9,879)
Converted to common stock	(52,046)
Unvested, June 30, 2014	121,625	$1,722,210

Available for grant, June 30, 2014	146,885

(1)	The aggregate intrinsic value on this table was calculated based on the closing market value of the Company’s stock on June 30, 2014 ($14.16).

Expired Plans

As of June 30, 2014, the Company also had outstanding an aggregate of 136,050 options to acquire common stock under plans that had previously expired. A summary of stock option activity for the Company’s expired stock option plans for the six months ended June 30, 2014 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Life	Value (2)
				(000s)
Outstanding, December 31, 2013	176,950	$14.04
Granted	-	-
Exercised	(40,900)	$12.84
Terminated/Expired	-
Outstanding, June 30, 2014	136,050	$14.40	0.9 years	$0
Exercisable, June 30, 2014	136,050	$14.40	0.9 years	$0

Available for grant, June 30, 2014	-

(2)	The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on the June 30, 2014 ($14.16) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Stock-Based Compensation (continued)

All Stock-Based Compensation Plans

As of June 30, 2014, a total of 404,560 shares of common stock were reserved for issuance under the various stock option and stock-based plans. As of June 30, 2014, the unamortized fair value of awards relating to outstanding SUAs and options was $1,436 thousand, which is expected to be amortized over a weighted average period of 3.1 years.

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

Basic and diluted weighted average common shares outstanding are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
	(in thousands)
Weighted average common shares outstanding, basic	5,353	5,305	5,335	5,289
Dilutive common equivalent shares	22	12	32	15
Weighted average common shares outstanding, diluted	5,375	5,317	5,367	5,304

For the three month and six month periods ended June 30, 2013, options to purchase 177 thousand common shares were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

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

On July 28, 2014, the Company declared a quarterly dividend of $0.15 per share for a total of $806 thousand, which will be paid on August 18, 2014 to shareholders of record on August 7, 2014.

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

On March 20, 2014, the Company entered into an equipment financing arrangement with Banc of America Leasing & Capital, LLC (the “Lender”), including a Master Loan and Security Agreement and related documentation (collectively the “Equipment Loan Arrangement”) which provided the Company with the ability to finance, at its option, up to $6 million of new and used equipment purchases to be made over the following 12 months or purchases recently made. Each such purchase financed under the Equipment Loan Arrangement is documented by the execution of an equipment note. Each note has a maturity date of 60 months from the applicable loan date, and bears interest at the then current 30-day LIBOR rate + 2.00%. Principal and interest are payable over the 60-month repayment period and principal is repayable without premium or penalty. Borrowings under the Equipment Loan Arrangement are secured by a first priority security interest in the equipment acquired with the proceeds of the equipment notes. Under the Equipment Loan Arrangement, the Company is subject to a maximum quarterly funded debt to EBITDA ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all covenants as of June 30, 2014.

The Company has executed three notes on March 24, 2014, May 22, 2014, and June 13, 2014 in the amounts of $1,052,943, $1,935,241 and $3,011,816, respectively, for a total amount of $6 million. The interest rate for these notes for the quarter ended June 30, 2014 was 2.15%, and represented $12,765 of interest expense. There was no long term debt for the same period in 2013.

The annual principal repayment requirements for debt obligations as of June 30, 2014 are as follows (in 000’s):

2014	$632
2015	1,200
2016	1,200
2017	1,200
2018	1,200
2019	515
Total long-term debt	5,947
Less current portion of long-term debt	1,232
Total long-term debt, net of current portion	$4,715

9.	Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

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

OVERVIEW

Revenues for the second quarter of 2014 were $7.7 million, an increase of 12% from second quarter 2013 revenue of $6.9 million. The Company reported net income of $0.16 per diluted share for the three months ended June 30, 2014 and $0.20 for the same period in 2013. The positive impact of revenue growth on earnings was offset by expenditures related to an increase in capacity related to the previously announced opportunity in Brazil and research and development of additional tests for drugs of abuse.

At June 30, 2014, the Company had $2.3 million of cash. The Company has borrowed $6.0 million through an equipment financing arrangement for the purchase of additional equipment related to expanding capacity. The Company distributed $802 thousand or $0.15 per share of cash dividends to its shareholders in the three months ended June 30, 2014. The Company has paid 71 consecutive quarterly cash dividends.

RESULTS OF OPERATIONS

Revenues were $7.7 million for three months ended June 30, 2014 compared to revenues of $6.9 million for the three months ended June 30, 2013, representing an increase of 12%. The increase in revenues for the three months ended June 30, 2014 was a result of an increase in testing volume of 13%. The average revenue per sample decreased 1% from the comparative period in 2013, which was primarily driven by the mix of customers. Revenues for the six months ended June 30, 2014 were $14.7 million, representing an increase of 11% in revenues from the comparable period of 2013 of $13.3 million. The increase was primarily due to an increase in volume, as test samples increased 12% from the first half of 2013.

Gross profit was $3.9 million for the three months ended June 30, 2014, compared to $4.1 million for the three months ended June 30, 2013, representing a decrease of 5%. Direct costs increased by $1.0 million or 35% for the three months ended June 30, 2014 compared to the same period in 2013, mainly due to increased costs related to capacity expansion and a greater volume of samples. The gross profit margin was 51% for the three months ended June 30, 2014 and 59% for the comparable period of 2013. Gross profit for the six months ended June 30, 2014 increased $121 thousand to $7.7 million compared to $7.6 million for the comparable period in 2013. Direct costs increased by $1.3 million or 22% for the six months ended June 30, 2014 when compared to the same period in 2013, mostly due to increased costs related to capacity expansion and a greater volume of samples. The gross profit margin for the six month period ended June 30, 2014 was 52% compared to 57% for the comparable period in 2013.

General and administrative (“G&A”) expenses were $1.1 million for the three months ended June 30, 2014, compared to $1.0 million for the three months ended June 30, 2013. As a percentage of revenue, G&A expenses were 15% for the three months ended June 30, 2014 and 2013. General and administrative expenses were $2.3 million and $2.0 million for the six months ended June 30, 2014 and 2013, respectively. As a percentage of revenue, G&A expenses were 16% and 15% for the six months ended June 30, 2014 and 2013, respectively.

Marketing and selling expenses were $1.2 million for the three months ended June 30, 2014 and 2013. Total marketing and selling expenses represented 15% of revenue for the three months ended June 30, 2014, compared to 17% for the comparable period of 2013. Marketing and selling expenses were $2.3 million for the six months ended June 30, 2014 and 2013. Total marketing and selling expenses represented 15% of revenue for the six months ended June 30, 2014, compared to 17% for the comparable period of 2013.

Research and development (“R&D”) expenses for the three months ended June 30, 2014 were $277 thousand compared to $190 thousand for the comparable period of 2013, an increase of 46%. R&D expenses represented 4% and 3% of revenue for the three months ended June 30, 2014 and 2013, respectively. Research and development expenses for the six months ended June 30, 2014 were $622 thousand compared to $355 thousand in the prior year. R&D expenses represented 4% and 3% of revenue for the six months ended 2014 and 2013, respectively. The increase in R&D expenses related to additional tests of drugs of abuse.

Provision for income taxes During the three months ended June 30, 2014 and 2013, the Company recorded tax provisions of $466 thousand and $669 thousand, respectively. These provisions represented effective tax rates of 35% for the three months ended June 30, 2014 and 39% for the comparable period of 2013. During the six months ended June 30, 2014 and June 30, 2013, the Company recorded tax provisions of $879 thousand and $1.1 million, respectively. These provisions represented effective tax rates of 35% for the six month periods ended June 30, 2014 and 38% for the comparative period last year. The 35% represents the current estimate of the year-end tax rate. The Company continues to monitor the effective tax rate but does not expect a significant change for the remaining six months of 2014.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2014, the Company had approximately $2.3 million of cash. The Company's operating activities provided net cash of $199 thousand for the six months ended June 30, 2014. Investing activities used $6.2 million of cash while financing activities provided $4.4 million of cash during the first six months of 2014.

Cash provided by operating activities of $199 thousand reflected net income of $1.6 million adjusted for depreciation and amortization of $469 thousand and stock-based compensation of $288 thousand. This was affected by the following changes in assets and liabilities: an increase in accounts receivable of $1.3 million, an increase in prepaid expenses, income tax receivable and other current assets of $89 thousand, an increase in accounts payable of $669 thousand, a decrease in accrued expenses of $1.4 million, and an increase for deferred income tax assets of $113 thousand

Cash used in investing activities of $6.2 million included equipment and leasehold improvements of $5.8 million related to the Company’s capacity expansion, cost of internally developed software of $247 thousand, and other assets of $145 thousand which were purchased during the first six months of 2014. We anticipate spending $0.6 million to $0.8 million in additional capital purchases and leasehold improvements for the remainder of 2014.

Cash provided by financing activities of $4.4 million included $6.0 million of proceeds from long term debt used to purchase equipment related to capacity expansion and $48 thousand from proceeds from exercise of stock options, which was offset by $1.6 million in cash dividends to shareholders, $53 thousand from repayment of debt, and $37 thousand from proceeds from issuance of stock. On July 28, 2014, the Company declared a quarterly dividend of $0.15 per share for a total of $806 thousand, which will be paid on August 18, 2014 to shareholders of record on August 7, 2014.

Contractual obligations and other commercial commitments as of June 30, 2014 were as follows:

	Less Than One Year	1-3 Years	4-5 years	After 5 Years	Total
	(in thousands)
Debt principal	$1,232	$2,400	$2,315	$-	$5,947
Operating leases	$979	$1,058	$60	$-	$2,097
Total	$2,211	$3,458	$2,375	$-	$8,044

At June 30, 2014, the Company's principal sources of liquidity included an aggregate of approximately $2.3 million of cash and its $6.0 million equipment financing.  During the third quarter, the Company expects to expand the equipment financing arrangement to fund additional equipment purchases of an estimated $900 thousand to $1.1 million.  Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital and capital equipment requirements for the next 12 months.   Depending upon the Company's results of operations and capital needs, the Company may use various financing sources to raise additional funds.

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

Capitalized Development Costs

The Company capitalizes costs related to significant software projects developed or obtained for internal use. Costs incurred during the preliminary project work stage or conceptual stage, such as determining the performance requirements, system requirements and data conversion, are expensed as incurred. Costs incurred in the application development phase, such as coding, testing for new software and upgrades that result in additional functionality, are capitalized and are amortized using the straight-line method over the useful life of the software for 5 years. Costs incurred during the post-implementation/operation stage, including training costs and maintenance costs, are expensed as incurred. The Company capitalized internally developed software costs of $247 thousand and $379 thousand for the six months ended June 30, 2014 and 2013, respectively. Determining whether particular costs incurred are more properly attributable to the preliminary or conceptual stage, and thus expensed, or to the application development phase, and thus capitalized and amortized, depends on subjective judgments about the nature of the development work, and our judgments in this regard may differ from those made by other companies. General and administrative costs related to developing or obtaining such software is expensed as incurred.

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

The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. Interest and penalties related to income tax matters are recognized as a general and administrative expense. The Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued as of June 30, 2014 or December 31, 2013.

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

       There were no purchases of treasury stock in the first six months of 2014.

Item 6. Exhibits

See Exhibit Index included in this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation

Date: July 30, 2014	By:	/s/ Raymond C. Kubacki
Raymond C. Kubacki
Chairman and Chief Executive Officer
(principal executive officer)

Date: July 30, 2014	By:	/s/ Neil L. Lerner
Neil L. Lerner
Vice President - Finance
(principal accounting officer)

PSYCHEMEDICS CORPORATION

FORM 10-Q

June 30, 2014

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

