Form 10-Q
period 2014-09-30
PSYCHEMEDICS CORP
filed 2014-10-31
CIK 806517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at October 24, 2014 was 5,375,061.

PSYCHEMEDICS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PSYCHEMEDICS CORPORATION

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2014	2013

ASSETS
Current Assets:
Cash and cash equivalents	$2,611,712	$3,970,512
Accounts receivable, net of allowance for doubtful accounts of $102,635 in 2014 and $144,921 in 2013	5,757,316	4,368,864
Prepaid expenses and other current assets	1,037,876	769,269
Income tax receivable	—	554,828
Deferred tax assets	469,443	292,795

Total Current Assets	9,876,347	9,956,268
Fixed Assets, net of accumulated amortization and depreciation of $5,801,269 in 2014 and $5,175,722 in 2013	12,825,455	6,050,203
Other assets	725,703	543,345

Total Assets	$23,427,505	$16,549,816

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$683,246	$510,550
Accrued expenses	1,971,865	2,447,920
Current portion of long-term debt	1,399,925	—

Total Current Liabilities	4,055,036	2,958,470

Long-term debt	5,198,139	—
Deferred tax liabilities, long-term	1,314,221	1,314,221
Total Liabilities	10,567,396	4,272,691

Commitments and Contingencies (Note 7)

Shareholders' Equity:
Preferred-stock, $0.005 par value, 872,521 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.005 par value; 50,000,000 shares authorized 6,043,191 shares issued in 2014 and 5,981,896 shares issued in 2013	30,216	29,910
Additional paid-in capital	29,347,419	28,888,712
Accumulated deficit	(6,435,737)	(6,559,708)
Less - Treasury stock, at cost, 668,130 shares	(10,081,789)	(10,081,789)

Total Shareholders' Equity	12,860,109	12,277,125

Total Liabilities and Shareholders' Equity	$23,427,505	$16,549,816

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$7,704,047	$7,055,202	$22,443,005	$20,386,381
Cost of revenues	3,734,470	2,879,150	10,786,382	8,644,109

Gross profit	3,969,577	4,176,052	11,656,623	11,742,272

Operating Expenses:
General & administrative	1,155,099	1,075,133	3,467,863	3,075,794
Marketing & selling	1,206,479	1,158,355	3,470,588	3,435,257
Research & development	363,788	203,265	986,201	558,011

Total Operating Expenses	2,725,366	2,436,753	7,924,652	7,069,062

Operating income	1,244,211	1,739,299	3,731,971	4,673,210
Other income (expense)	(33,941)	280	(29,157)	91,993

Net income before provision for income taxes	1,210,270	1,739,579	3,702,814	4,765,203

Provision for income taxes	293,370	687,579	1,172,836	1,827,932

Net income and comprehensive income	$916,900	$1,052,000	$2,529,978	$2,937,271

Basic net income per share	$0.17	$0.20	$0.47	$0.55

Diluted net income per share	$0.17	$0.20	$0.47	$0.55

Dividends declared per share	$0.15	$0.15	$0.45	$0.45

Weighted average common shares outstanding, basic	5,375,061	5,312,105	5,348,730	5,301,330

Weighted average common shares outstanding, diluted	5,389,425	5,330,515	5,375,472	5,314,224

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,529,978	$2,937,271

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	751,306	642,580
Stock-based compensation	448,417	386,297

Changes in assets and liabilities:
Accounts receivable	(1,388,452)	(672,737)
Prepaid expenses, other current assets, and income tax receivable	286,221	622,123
Accounts payable	172,696	(92,708)
Accrued expenses	(667,621)	184,916
Deferred income taxes	(176,648)	(155,217)
Net cash provided by operating activities	1,955,897	3,852,525

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(6,993,673)	(835,735)
Cost of internally developed software	(321,394)	(540,097)
Other assets	(202,283)	(227,482)
Net cash used in investing activities	(7,517,350)	(1,603,314)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	47,564	20,839
Proceeds from issuance of stock, net of tax withholding	(36,968)	(111,249)
Proceeds from equipment financing	6,999,626	—
Payments of equipment financing	(401,562)	—
Cash dividends paid	(2,406,007)	(2,381,845)
Net cash provided by (used in) financing activities	4,202,653	(2,472,255)

Net decrease in cash and cash equivalents	(1,358,800)	(223,044)
Cash and cash equivalents, beginning of period	3,970,512	3,065,785
Cash and cash equivalents, end of period	$2,611,712	$2,842,741

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$461,920	$643,000
Cash paid for interest	$42,285	$-
Purchases of equipment through accrued liabilities	$191,566	$170,642

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (“the Company,” “our Company,” “our” or “we”) as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 28, 2014. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the nine months ended September 30, 2014 may not be indicative of the results that may be expected for the year ending December 31, 2014, or any other period.

2.	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. There were no cash equivalents as of September 30, 2014.

3.	Stock-Based Compensation

2006 Equity Incentive Plan

The Company’s 2006 Incentive Plan provides for the grant or issuance to officers, directors, employees and consultants of options with terms of up to ten years, restricted stock, stock unit awards (SUA’s), issuances of stock bonuses or other stock-based awards, covering up to 500,000 shares of common stock. As of September 30, 2014, 146,885 shares remained available for future grant under the 2006 Incentive Plan.

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

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Stock-Based Compensation (continued)

A summary of activity for SUAs under the Company’s 2006 Incentive Plan for the nine months ended September 30, 2014 is as follows:

		Aggregate
	Number of	Intrinsic
	Shares	Value (1)
		(000s)
Unvested, December 31, 2013	138,975
Granted	44,575
Forfeited/expired	(9,879)
Converted to common stock	(52,046)
Unvested, September 30, 2014	121,625	$1,722

Available for grant, September 30, 2014	146,885

(1)	The aggregate intrinsic value on this table was calculated based on the closing market value of the Company’s stock on September 30, 2014 ($14.16).

Expired Plans

As of September 30, 2014, the Company also had outstanding an aggregate of 136,050 options to acquire common stock under plans that had previously expired. A summary of stock option activity for the Company’s expired stock option plans for the nine months ended September 30, 2014 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Life	Value (2)
				(000s)
Outstanding, December 31, 2013	176,950	$14.04
Granted	-	-
Exercised	(40,900)	$12.84
Terminated/Expired	-
Outstanding, September 30, 2014	136,050	$14.40	0.6 years	$0
Exercisable, September 30, 2014	136,050	$14.40	0.6 years	$0

Available for grant, September 30, 2014	-

(2)	The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on the September 30, 2014 ($14.16) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Stock-Based Compensation (continued)

All Stock-Based Compensation Plans

As of September 30, 2014, a total of 404,560 shares of common stock were reserved for issuance under the various stock option and stock-based plans. As of September 30, 2014, the unamortized fair value of awards relating to outstanding SUAs and options was $1,276 thousand, which is expected to be amortized over a weighted average period of 2.9 years.

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

Basic and diluted weighted average common shares outstanding are as follows:

	Three Months Ended		Nine months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
	(in thousands)
Weighted average common shares outstanding, basic	5,375	5,312	5,349	5,301
Dilutive common equivalent shares	14	19	26	13
Weighted average common shares outstanding, diluted	5,389	5,331	5,375	5,314

For the three months ended September 30, 2014 and 2013, 182 thousand and 153 thousand common shares, respectively, related to options and SUAs that were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive. For the nine month period ended September 30, 2014 there were no antidilutive shares and for the same period in 2013 there were 167 thousand common shares.

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

On October 30, 2014, the Company declared a quarterly dividend of $0.15 per share for a total of $806 thousand, which will be paid on November 20, 2014 to shareholders of record on November 10, 2014.

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

On March 20, 2014, the Company entered into an equipment financing arrangement with Banc of America Leasing & Capital, LLC (the “Lender”), including a Master Loan and Security Agreement and related documentation (collectively the “Equipment Loan Arrangement”) which provided the Company with the ability to finance, at its option, up to $6 million of new and used equipment purchases to be made over the following 12 months or purchases recently made. Each such purchase financed under the Equipment Loan Arrangement is documented by the execution of an equipment note. Each note has a maturity date of 60 months from the applicable loan date, and bears interest at the then current 30-day LIBOR rate + 2.00%. Principal and interest are payable over the 60-month repayment period and principal is repayable without premium or penalty. Borrowings under the Equipment Loan Arrangement are secured by a first priority security interest in the equipment acquired with the proceeds of the equipment notes. Under the Equipment Loan Arrangement, the Company is subject to a maximum quarterly funded debt to EBITDA ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all covenants as of September 30, 2014. On August 8, 2014, the Company amended this agreement to increase the borrowing limit by $1.5 million.

Under the Equipment Loan Arrangement, the Company has executed four notes on March 24, 2014, May 22, 2014, June 13, 2014 and August 8, 2014 in the amounts of $1,052,943, $1,935,241, $3,011,816 and $999,626, respectively, for a total amount of $7.0 million. The interest rate for these notes for the quarter ended September 30, 2014 was 2.15%, and represented $33,941 of interest expense. The interest expense for the nine months ended September 30, 2104 was $46,958. There was no long term debt for the same period in 2013.

The annual principal repayment requirements for debt obligations as of September 30, 2014 are as follows (in 000’s):

2014	$350
2015	1,400
2016	1,400
2017	1,400
2018	1,400
2019	648
Total long-term debt	6,598
Less current portion of long-term debt	1,400
Total long-term debt, net of current portion	$5,198

9.	Recent Accounting Pronouncements

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involves risks and uncertainties. In particular, statements contained in this report which are not historical facts (including, but not limited to, the Company's expectations regarding earnings, earnings per share, revenues, operating cash flows, dividends, future business, growth opportunities, new accounts, customer base, test volume, sales and marketing strategy, business strategy, general and administrative expenses, marketing and selling expenses, research and development expenses, anticipated operating results, foreign drug testing laws and regulations, required investments in plant, property and equipment, strategies with respect to governmental agencies and regulations, cost savings, capital expenditures, liquidity of investments and anticipated cash requirements) may be "forward-looking" statements. The Company's actual results may differ from those stated in any "forward-looking" statements. Factors that may cause such differences include, but are not limited to, risks associated with employee hiring practices of the Company’s principal customers, development of markets for new products and services offered by the Company, costs associated with capacity expansion, government regulation (including, but not limited to, Food and Drug Administration regulations and foreign government regulation including Brazilian commercial drivers license drug test regulations), competition and general economic conditions. With respect to the continued payment of cash dividends, factors include, but are not limited to, available surplus, cash flow, capital expenditure reserves required, debt service obligations, and other factors that the Board of Directors of the Company may take into account. All of the forward-looking statements are qualified in their entirety by reference to the risk factors and other disclaimers described in the Company’s filings with the Securities and Exchange Commission, in particular its most recent Annual Report on Form 10-K, and the risk factors described in Part II Item 1A of this Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

OVERVIEW

Revenues for the third quarter of 2014 were $7.7 million, an increase of 9% from third quarter 2013 revenue of $7.1 million. The Company reported net income of $0.17 per diluted share for the three months ended September 30, 2014 and $0.20 for the same period in 2013. The positive impact of revenue growth on earnings was offset by expenditures related to an increase in capacity related to the previously announced opportunity in Brazil and research and development of additional tests for drugs of abuse.

At September 30, 2014, the Company had $2.6 million of cash. The Company has borrowed $7.0 million through an equipment financing arrangement for the purchase of additional equipment related to expanding capacity. At September 30, 2014, the balance on the notes underlying the equipment financing agreement totaled $6.6 million. The Company distributed $806 thousand or $0.15 per share of cash dividends to its shareholders in the three months ended September 30, 2014. The Company has paid 72 consecutive quarterly cash dividends.

RESULTS OF OPERATIONS

Revenues were $7.7 million for three months ended September 30, 2014 compared to revenues of $7.1 million for the three months ended September 30, 2013, representing an increase of 9%. The increase in revenues for the three months ended September 30, 2014 was a result of an increase in testing volume of 10%. The average revenue per sample decreased 1% from the comparative period in 2013, which was primarily driven by the mix of customers. Revenues for the nine months ended September 30, 2014 were $22.4 million, representing an increase of 10% in revenues from the comparable period of 2013 of $20.4 million. The increase was primarily due to an increase in volume, as test samples increased 11% from the first nine months of 2013. The average revenue per sample decreased 1% from the comparative period in 2013, which was primarily driven by the mix of customers.

Gross profit was $4.0 million for the three months ended September 30, 2014, compared to $4.2 million for the three months ended September 30, 2013, representing a decrease of 5%. Direct costs increased by $855 thousand or 30% for the three months ended September 30, 2014 compared to the same period in 2013, mainly due to increased costs related to capacity expansion and a greater volume of samples. As a result of the additional expansion costs, the gross profit margin declined to 52% for the three months ended September 30, 2014 from 59% for the comparable period of 2013. Gross profit for the nine months ended September 30, 2014 decreased $86 thousand to $11.7 million. Direct costs increased by $2.1 million or 25% for the nine months ended September 30, 2014 when compared to the same period in 2013, mostly due to increased costs related to capacity expansion and a greater volume of samples. As a result of the additional expansion costs, the gross profit margin declined to 52% for the nine months ended September 30, 2014 from 58% for the comparable period of 2013.

General and administrative (“G&A”) expenses were $1.2 million for the three months ended September 30, 2014, compared to $1.1 million for the three months ended September 30, 2013. As a percentage of revenue, G&A expenses were 15% for the three months ended September 30, 2014 and 2013. General and administrative expenses were $3.5 million for the nine months ended September 30, 2014, compared to $3.1 million for the nine months ended September 30, 2013. As a percentage of revenue, G&A expenses were 15% for the nine months ended September 30, 2014 and 2013.

Marketing and selling expenses were $1.2 million for the three months ended September 30, 2014 and 2013. Total marketing and selling expenses represented 16% of revenue for the three months ended September 30, 2014 and 2013. Marketing and selling expenses were $3.5 million for the nine months ended September 30, 2014, compared to $3.4 million for the nine months ended September 30, 2013. Total marketing and selling expenses represented 16% of revenue for the nine months ended September 30, 2014, compared to 17% for the comparable period of 2013.

Research and development (“R&D”) expenses for the three months ended September 30, 2014 were $364 thousand compared to $203 thousand for the comparable period of 2013, an increase of 79%. R&D expenses represented 5% and 3% of revenue for the three months ended September 30, 2014 and 2013, respectively. Research and development expenses for the nine months ended September 30, 2014 were $986 thousand compared to $558 thousand in the prior year. R&D expenses represented 4% and 3% of revenue for the nine months ended 2014 and 2013, respectively. The increase in R&D expenses related to additional tests of drugs of abuse.

Provision for income taxes During the three months ended September 30, 2014 and 2013, the Company recorded tax provisions of $293 thousand and $688 thousand, respectively. These provisions represented effective tax rates of 24% for the three months ended September 30, 2014 and 40% for the comparable period of 2013. The 2014 tax rate for the three months ended September 30, 2014 was lower due to a California R&D tax credit of $134 thousand. During the nine months ended September 30, 2014 and September 30, 2013, the Company recorded tax provisions of $1.2 million and $1.8 million, respectively. These provisions represented effective tax rates of 32% for the nine month periods ended September 30, 2014 and 38% for the comparative period last year. The 32% rate, which was impacted by the California R&D tax credit, represents the current estimate of the year-end tax rate. The Company continues to monitor the effective tax rate but does not expect a significant change for the remaining three months of 2014.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2014, the Company had approximately $2.6 million of cash. The Company's operating activities provided net cash of $2.0 million for the nine months ended September 30, 2014. Investing activities used $7.5 million of cash while financing activities provided $4.2 million of cash during the first nine months of 2014.

Cash provided by operating activities of $2.0 million reflected net income of $2.5 million adjusted for depreciation and amortization of $751 thousand and stock-based compensation of $448 thousand. This was affected by the following changes in assets and liabilities: an increase in accounts receivable of $1.4 million, an decrease in prepaid expenses, income tax receivable and other current assets of $286 thousand, an increase in accounts payable of $173 thousand, a decrease in accrued expenses of $668 thousand, and an increase for deferred income tax assets of $177 thousand

Cash used in investing activities of $7.5 million included equipment and leasehold improvements of $7.0 million related primarily to the Company’s capacity expansion, cost of internally developed software of $321 thousand, and other assets of $202 thousand which were purchased during the first nine months of 2014. We anticipate spending $100 thousand to $300 thousand in additional capital purchases and leasehold improvements for the remainder of 2014.

Cash provided by financing activities of $4.2 million included $7.0 million of proceeds from long term debt used to purchase equipment related to capacity expansion and $48 thousand from proceeds from exercise of stock options, which was offset by $2.4 million in cash dividends to shareholders, $402 thousand from repayment of debt, and $37 thousand from proceeds from issuance of stock. On October 30, 2014, the Company declared a quarterly dividend of $0.15 per share for a total of $806 thousand, which will be paid on November 20, 2014 to shareholders of record on November 10, 2014.

Contractual obligations and other commercial commitments as of September 30, 2014 were as follows:

	Less Than One Year	1-3 Years	4-5 years	After 5 Years	Total
	(in thousands)
Debt principal	$1,400	$2,800	$2,398	$-	$6,598
Operating leases	999	977	68	-	2,044
Total	$2,399	$3,777	$2,466	$-	$8,642

At September 30, 2014, the Company's principal sources of liquidity included an aggregate of approximately $2.6 million of cash and its $7.5 million equipment financing arrangement. The Company has borrowed $7.0 million of the equipment financing arrangement and has $500 thousand available for future equipment purchases.  Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital and capital equipment requirements for the next 12 months.   Depending upon the Company's results of operations and capital needs, the Company may use various financing sources to raise additional funds.

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

Capitalized Development Costs

The Company capitalizes costs related to significant software projects developed or obtained for internal use. Costs incurred during the preliminary project work stage or conceptual stage, such as determining the performance requirements, system requirements and data conversion, are expensed as incurred. Costs incurred in the application development phase, such as coding, testing for new software and upgrades that result in additional functionality, are capitalized and are amortized using the straight-line method over the useful life of the software for 5 years. Costs incurred during the post-implementation/operation stage, including training costs and maintenance costs, are expensed as incurred. The Company capitalized internally developed software costs of $321 thousand and $540 thousand for the nine months ended September 30, 2014 and 2013, respectively. Determining whether particular costs incurred are more properly attributable to the preliminary or conceptual stage, and thus expensed, or to the application development phase, and thus capitalized and amortized, depends on subjective judgments about the nature of the development work, and our judgments in this regard may differ from those made by other companies. General and administrative costs related to developing or obtaining such software is expensed as incurred.

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

The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. Interest and penalties related to income tax matters are recognized as a general and administrative expense. The Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued as of September 30, 2014 or December 31, 2013.

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

There were no purchases of treasury stock in the first nine months of 2014.

Item 6. Exhibits

See Exhibit Index included in this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation

Date: October 31, 2014	By:	/s/ Raymond C. Kubacki
Raymond C. Kubacki
Chairman and Chief Executive Officer
(principal executive officer)

Date: October 31, 2014	By:	/s/ Neil L. Lerner
Neil L. Lerner
Vice President - Finance
(principal accounting officer)

PSYCHEMEDICS CORPORATION

FORM 10-Q

September 30, 2014

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

