Form 10-K
period 2014-12-31
PSYCHEMEDICS CORP
filed 2015-02-27
CIK 806517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-13738

PSYCHEMEDICS CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	58-1701987
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

125 Nagog Park Acton, Massachusetts	01720
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number Including Area Code: (978) 206-8220

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered:
Common Stock, $0.005 par value	The Nasdaq Stock Market L.L.C.

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
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). Yes ☐ No ☒

As of June 30, 2014, there were 5,375,061 shares of Common Stock of the Registrant outstanding. The aggregate market value of the Common Stock of the Registrant held by non-affiliates (assuming for these purposes, but not conceding, that all executive officers, directors and 5% shareholders are “affiliates” of the Registrant) as of June 30, 2014 was approximately $56.3 million, computed based upon the closing price of $14.16 per share on June 30, 2014.

As of February 27, 2015, there were 5,375,061 shares of Common Stock of the Registrant outstanding.

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

i

PSYCHEMEDICS CORPORATION

FORM 10-K
ANNUAL REPORT
For the Year Ended December 31, 2014

ii

PART I

Available Information; Background

Psychemedics Corporation (“the Company” or “Psychemedics”) maintains executive offices located at 125 Nagog Park, Acton, MA 01720. Our telephone number is (978) 206-8220. Our stock is traded on the NASDAQ Stock Market under the symbol “PMD”. Our Internet address is www.psychemedics.com. The Company makes available, free of charge, on the Investor Information section of its website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (the “SEC”). Copies are also available, without charge, from Psychemedics Corporation, Attn: Investor Relations, 125 Nagog Park, Acton, MA 01720. Alternatively, reports filed with the SEC may be viewed or obtained at the SEC Public Reference Room in Washington, D.C., or the SEC’s Internet site at www.sec.gov. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

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

Background on Drug Testing with Hair

When certain chemical substances enter the bloodstream, the blood carries these substances to the hair where they become “entrapped” in the protein matrix in amounts approximately proportional to the amount ingested. The Company utilizes a patented drug extraction method followed by a unique enzyme immunoassay (EIA) procedure to identify drugs in the hair. The patented drug extraction method effectively releases drugs from the hair without destroying the drugs—getting virtually 100% of the drug out of the hair. The patented method can be used with a broad range of immunoassay screen techniques and mass spectrometry methods.

The immunoassays produced by the Psychemedics R&D team were uniquely designed specifically to meet and even exceed the standards of radioimmunoassay (“RIAH”), the original testing method created and utilized by the Company prior to 2013. Because Psychemedics is the only hair testing laboratory that manufactures its own screening assays, it has full control over all aspects of its technology, and that powerful advantage facilitated the Company's creation of the EIA assays with equivalence to its own previously FDA-cleared radioimmunoassays.

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

The Company has received 510k clearance from the Food and Drug Administration (FDA) on seven EIA assays (five of which are currently being offered) used to test head and body hair for drugs of abuse . As of the date of this document, Psychemedics is the only company to receive FDA clearance for testing of drugs of abuse using both head and body hair for seven drugs of abuse.

The Company’s decontamination wash protocol and the effects in eliminating surface contamination were analyzed in a study conducted by scientists at the Laboratory of the Federal Bureau of Investigation and published in August, 2014 in the Journal of Analytical Toxicology. The FBI concluded that the use of an extended wash protocol of the type used by the Company will exclude false positive results from environmental contact with cocaine. In the study, the FBI cited Psychemedics’ studies published in 1993, 2002, 2004, and 2005, and named our lab director Dr. Michael Schaffer and our lab in its acknowledgments. The FBI study also supported the use of metabolites known as hydroxycocaines as evidence of ingestion. These metabolites were first identified in hair by Psychemedics.

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

Intellectual Property

Certain aspects of the hair analysis method currently used by the Company are covered by US and foreign patents owned by the Company. The Company has been granted a total of eight US patents, including a patent issued to the Company in 2011 that focuses on digesting hair and releasing drugs trapped in the hair without destroying the drugs. This patent can be used with a broad range of immunoassay screen techniques, mass spectrometry methods, and chromatographic procedures. In 2012, the Company received an additional patent that extended the range of the patent received in 2011. Additional patents are currently pending in the U.S. and internationally.

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

Parents

The Company also offers a personal drug testing service, known as “PDT-90”®, for parents concerned about drug use by their children. It allows parents to collect a small sample of hair from their child in the privacy of the home, send it to the Company’s laboratory and have it tested for drugs of abuse by the Company. The PDT-90 testing service uses the same patented method that is used with the Company’s workplace testing service.

Research

The Company is involved in the following ongoing studies involving use of drugs of abuse in various populations: Mclean Hospital and Wayne State University.

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

The Federal Food, Drug and Cosmetic Act, as amended (the “FDC Act”) requires companies engaged in the business of testing for drugs of abuse using a test (screening assay) not previously recognized by the FDA to submit their assay to the FDA for recognition prior to marketing. In addition, the laboratory performing the tests is required to be certified by a recognized agency. In 2002, the Company received 510k clearance to market all five of its assays utilizing RIAH technology.

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

In 2013, the Company had received 510k clearance from the FDA to market two additional assays utilizing the Company’s custom developed EIA technology, which have not yet been launched.

Research and Development

The Company is continuously engaged in research and development activities. During the years ended December 31, 2014, 2013 and 2012, $1,348,496, $825,102, and $825,518, respectively, were expended for research and development. The Company continues to perform research activities to develop new products and services and to improve existing products and services utilizing the Company’s proprietary technology. The Company also continues to evaluate methodologies to enhance its drug screening capabilities. Additional research using the Company’s proprietary technology is being conducted by outside research organizations through government-funded studies.

Employees

As of December 31, 2014, the Company had 156 full-time equivalent employees, 8 of whom are in R&D. None of the Company’s employees are subject to a collective bargaining agreement.

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

Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. Our results are impacted by the extent to which we are able to gain new customers, both domestically and internationally, and on the hiring practices of our existing customers, which are, in turn, impacted by general economic conditions. Entering into new customer contracts can involve a long lead time. Accordingly, negotiation can be lengthy and is subject to a number of significant risks, including customers’ budgetary constraints and internal reviews. Due to these and other market factors, our operating results could fluctuate significantly from quarter to quarter. In addition, we may experience significant fluctuations in quarterly operating results due to factors such as general and industry-specific economic conditions that may affect the budgets and the hiring practices of our customers.

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

Because we have historically paid dividends, any cessation of our program or reduction in our quarterly dividend could affect our stock price. We have paid dividends on our common stock for 73 consecutive quarters. It is our intent to continue this practice as long as we are able. However, if we are forced to cease this practice or reduce the amount of the regular dividend, due to operating or economic conditions, our stock price could suffer. Further, if the Company ceases its future dividends, a return on investment in our common stock would depend entirely upon future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

The general economic condition could deteriorate.

Our business is dependent upon new hiring and the supply of new jobs created by overall economic conditions. If the economy deteriorates, leading to a downturn in new job creation, our business and stock price could be adversely affected.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company maintains its corporate office and northeast sales office at 125 Nagog Park, Acton, Massachusetts; the office consists of 3,971 square feet and is leased through February 2018.

The Company leases two facilities for laboratory purposes in Culver City, California. The first is 13,900 square feet of space with an additional 9,600 feet of storage space. This facility is leased through December 31, 2015 with an option to renew for an additional two years. In 2014, the Company added a second facility of 16,000 square feet of space. This facility is leased through March 14, 2017 with an option to renew for an additional two years. The Company also leases an additional 5,400 square feet of space in Culver City, California for customer service and information technology purposes. This office space is leased through December 31, 2015 with an option to renew for an additional two years.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NASDAQ Stock Market under the symbol “PMD”. As of February 27, 2015, there were 180 record holders of the Company’s common stock. The number of record owners was determined from the Company’s stockholder records maintained by the Company’s transfer agent and does not include beneficial owners of the Company’s common stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of the Company’s common stock held by others as or in nominee names exceeds 3,000.

The following table sets forth for the periods indicated the range of prices for the Company’s common stock as reported by the NASDAQ Stock Market and dividends declared by the Company.

	High	Low	Dividends
Fiscal 2014:
First Quarter	$18.76	$14.41	$0.15
Second Quarter	17.47	14.06	0.15
Third Quarter	15.39	12.42	0.15
Fourth Quarter	15.46	13.06	0.15
Fiscal 2013:
First Quarter	$12.48	$10.76	$0.15
Second Quarter	12.03	10.55	0.15
Third Quarter	13.40	10.75	0.15
Fourth Quarter	14.90	12.00	0.15

The Company has paid dividends over the past eighteen years. It most recently declared a dividend on February 10, 2015, which will be paid on March 6, 2015. The Company’s current intention is to continue to declare dividends to the extent funds are available and not required for operating purposes or capital requirements, and only then, upon approval by the Board of Directors.

Issuer Purchases of Equity Securities

During 2014, the Company did not repurchase any common shares for treasury.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of common stock of the Company during 2014.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2014, with respect to shares of the Company’s common stock that were issuable under the Company’s 2006 Incentive Plan (the “2006 Incentive Plan”).

The table does not include information with respect to shares subject to outstanding options granted under other equity compensation plans that were no longer in effect on December 31, 2014. Footnote (2) to the table sets forth the total number of shares of common stock issuable upon the exercise of options under such expired or discontinued plans as of December 31, 2014, and the weighted average exercise price of those options. No additional options may be granted under such other expired or discontinued plans.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities That Remained Available for Future Issuance (c)
Equity compensation plans approved by security holders (1) (2)	121,625	$0.00	146,885
Equity compensation plans not approved by security holders	—	—	—
Total	121,625	$0.00	146,885

(1)	Consists of the 2006 Incentive Plan.
(2)	This table does not include information for the Company’s 2000 Stock Option Plan (discontinued on May 11, 2006). As of December 31, 2014, a total of 136,050 shares of common stock were issuable upon the exercise of outstanding options under the foregoing discontinued plan. The weighted average exercise price of outstanding options under such plan is $14.40 per share. No additional options may be granted under the 2000 Stock Option Plan.

Performance Graph

	2009	2010	2011	2012	2013	2014
Psychemedics Corporation	100.00	114.19	133.55	163.40	223.47	237.53
Russell 2000 Index	100.00	126.34	119.52	135.22	185.26	191.80
NASDAQ Composite Index	100.00	116.91	114.81	133.07	184.06	208.71

Calculated by the Company using www.yahoo.com/finance historical prices

(1)	The above graph assumes a $100 investment on December 31, 2009, through the end of the 5-year period ended December 31, 2014 in the Company’s Common Stock, the Russell 2000 Index and the NASDAQ Composite Index. The prices all assume the reinvestment of dividends.

(2)	The Russell 2000 Index is composed of the smallest 2,000 companies in the Russell 3,000 Index. The Company has been unable to identify a peer group of companies that engage in testing of drugs of abuse, except for large pharmaceutical companies where such business is insignificant to such companies’ other lines of businesses. The Company therefore uses in its proxy statements a peer index based on market capitalization.

(3)	The NASDAQ Composite Index includes companies whose shares are traded on the NASDAQ Stock Market.

Item 6. Selected Financial Data

The selected financial data presented below is derived from our financial statements and should be read in connection with those statements.

	As of and for the Years Ended December 31,
	2014	2013	2012	2011	2010
	(In Thousands, Except for per Share Data)
Revenue	$29,205	$26,870	$25,224	$24,090	$20,109
Gross profit	15,138	15,394	14,252	14,473	12,042
Income from operations	4,690	5,706	4,936	5,800	4,414
Net income	3,206	3,805	2,980	3,489	2,614
Total assets	24,078	16,550	14,121	13,801	11,766
Working capital	6,980	6,998	7,491	9,217	8,566
Shareholders’ equity	12,837	12,277	11,223	11,035	9,748
Basic net income per share	0.60	0.72	0.57	0.67	0.50
Diluted net income per share	0.60	0.72	0.57	0.67	0.50
Cash dividends declared per common share	0.60	0.60	0.60	0.48	0.48

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

Overview

Psychemedics Corporation is the world’s largest provider of hair testing for drugs of abuse, utilizing a patented hair analysis method involving digestion of hair, enzyme immunoassay technology and confirmation by mass spectrometry to analyze human hair to detect abused substances. The Company’s customers include Fortune 500 companies, as well as small to mid-size corporations, schools and governmental entities located in the United States and internationally. During the year ended December 31, 2014, the Company generated $29.2 million in revenue, while maintaining a gross margin of 52% and pre-tax margins of 16%. At December 31, 2014, the Company had $3.6 million of cash. During 2014, the Company had operating cash flow of $4.5 million and it distributed approximately $3.2 million or $0.60 per share of cash dividends to its shareholders. In addition, the Company spent approximately $7.6 million on equipment, leasehold improvements and software development which was primarily financed with a loan of $7.0 million. The additional equipment purchased, as well as additional lease space, more than doubled the Company’s capacity for anticipated growth, including an opportunity in Brazil. To date, the Company has paid seventy-three consecutive quarterly cash dividends.

The following table sets forth, for the periods indicated, the selected statements of operations data as a percentage of total revenue:

	Year Ended December 31,
	2014	2013	2012
Revenue	100.0%	100.0%	100.0%
Cost of revenue	48.2%	42.7%	43.5%
Gross profit	51.8%	57.3%	56.5%

Operating expenses:
General and administrative	15.3%	15.5%	15.6%
Marketing and selling	15.8%	17.5%	18.0%
Research and development	4.6%	3.1%	3.3%
Total operating expenses	35.7%	36.1%	36.9%

Operating income	16.1%	21.2%	19.6%
Other income (expense)	-0.2%	0.4%	0.0%
Income before taxes	15.9%	21.6%	19.6%
Provision for income taxes	4.9%	7.4%	7.8%
Net income	11.0%	14.2%	11.8%

Results for the Year Ended December 31, 2014 Compared to Results for the Year Ended December 31, 2013

Revenue increased $2.3 million or 9% to $29.2 million in 2014 compared to $26.9 million in 2013. This increase was due to an increase in volume from new and existing clients. The increase in volume was primarily driven by new customers which is a result of our recently expanded sales force and several sales initiatives. Average revenue per sample remained the same between 2014 and 2013.

Gross profit decreased $256 thousand to $15.1 million in 2014 compared to $15.4 million in 2013. Direct costs increased by 23% from 2013 to 2014, driven by the Company’s capacity expansion project and higher volume. The capacity expansion costs within cost of sales was approximately $1.3 million and included; $0.5 million for hiring and training of additional personnel, $0.5 million for building related costs, and $0.3 million for information technology and other one-time project costs. The gross profit margin decreased from 57% in 2013 to 52% in 2014.

General and administrative (“G&A”) expenses were $4.5 million in 2014 compared to $4.2 in 2013, an increase of 8%. In 2014, G&A costs included approximately $0.2 million related to the Company’s capacity expansion project. As a percentage of revenue, G&A expenses were 15.3% and 15.5% for 2014 and 2013, respectively.

Marketing and selling expenses were $4.6 million in 2014, compared to $4.7 million in 2013, a decrease of 2%. Total marketing and selling expenses represented 15.8% and 17.5% of revenue for 2014 and 2013, respectively.

Research and development (“R&D”) expenses were $1.3 million in 2014 compared to $0.8 million in 2013. R&D expenses increased from additional personnel and supplies used to develop new tests for drugs of abuse as well as process improvements. R&D expenses represented 4.6% and 3.1% of revenue for 2014 and 2013, respectively.

Other income (expense) represented $57 thousand of other expenses for 2014 compared to $92 thousand of other income for 2013. The expense in 2014 was driven by interest expense related to long term debt incurred in 2014, while the income in 2013 represented a one- time insurance reimbursement of legal expenses.

During the year ended December 31, 2014, the Company recorded a tax provision of $1.4 million, representing an effective tax rate of 30.8%. During the year ended December 31, 2013, the Company recorded a tax provision of $2.0 million, representing an effective tax rate of 34.4%. The change in tax rate was driven by R&D tax credits from higher R&D spending and from a California R&D tax credit which was not previously taken. We expect the tax rate to be from 32% to 34% for the foreseeable future.

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

Liquidity and Capital Resources

At December 31, 2014, the Company had $3.6 million of cash, compared to $4.0 million at December 31, 2013. The Company’s operating activities generated net cash of $4.5 million in 2014, $6.0 million in 2013 and $3.1 million in 2012. Investing activities used $7.8 million in 2014, $1.8 million in 2013 and $2.3 million in 2012. Financing activities generated $3.0 million in 2014, used $3.3 million in 2013 and used $3.2 million in 2012.

Operating cash flow of $4.5 million in 2014 primarily reflected net income of $3.2 million adjusted for depreciation and amortization of $1.1 million, stock compensation expense of $0.6 million, and an increase in net deferred tax liabilities of $1.4 million. This was affected by the following changes in assets and liabilities: a decrease in accounts receivable of $0.3 million, an increase in accounts payable of $0.3 million, a decrease in accrued expenses of $1.2 million, and an increase in prepaid expenses (and other current assets) of $1.2 million. The decrease in accrued expenses was driven by a $1.2 million reduction in the liability for equipment purchases which were paid for in 2014. The change in deferred tax liabilities and other current assets was driven by bonus depreciation on new assets purchased as part of the tax extender bill passed in December 2014.

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

Operating cash flow of $3.1 million in 2012 primarily reflected net income of $3.0 million adjusted for depreciation and amortization of $0.6 million, stock compensation expense of $0.5 million, and an increase in net deferred tax liabilities of $0.4 million. This was affected by the following changes in assets and liabilities: an increase in accounts receivable of $0.1 million, a decrease in accounts payable of $0.3 million, a decrease in accrued expenses of $0.4 million, and an increase in prepaid expenses (and other current assets) of $0.5 million.

Investing cash flow principally reflected the purchase of capital expenditures. Capital expenditures were $7.6 million, $1.5 million, and $2.2 million in 2014, 2013 and 2012, respectively. In 2014, the expenditures related principally to laboratory equipment, computer equipment, new software, and leasehold improvements for the Company’s new facility. Capitalized patent costs were $0.2 million, $0.2 million, and $0.1 million in 2014, 2013, and 2012, respectively.

During 2014, 2013 and 2012, the Company did not repurchase any shares of common stock for treasury. The Company has authorized 750,000 shares for repurchase since June of 1998, of which 250,000 shares of common stock were authorized in March of 2008 for repurchase. Since 1998, a total of 550,684 shares have been repurchased. The Company also distributed $3.2 million of cash dividends to its shareholders in 2014, 2013 and 2012.

At December 31, 2014, the Company’s principal sources of liquidity included approximately $3.6 million of cash and $500 thousand of available credit under its equipment financing arrangement. See Note 10 – Debt and Other Financing to the Financial Statements for further detail on the equipment financing arrangement. Management currently believes that such funds, together with future operating profits, should be adequate to fund anticipated working capital requirements, including debt obligations, and capital expenditures in the near term. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include joint ventures, issuance of common stock or debt financing, lines of credit, or equipment leasing, although there is no assurance that such financings will be available to the Company on terms it deems acceptable, if at all.

The Company has paid dividends over the past seventy-three quarters. It most recently declared a dividend in February 2015 which will be paid in March 2015 in the amount of $806 thousand. The Company’s current intention is to continue to declare dividends to the extent funds are available and not required for operating purposes or capital requirements, and only then, upon approval by the Board of Directors. There can be no assurance that in the future the Company will declare dividends.

Contractual obligations as of December 31, 2014 were as follows:

	Payments Due by Period
Contractual Obligation	Less Than 1 Year	1 – 3 Years	4 – 5 Years	Greater Than 5 Years	Total
	(Amounts in Thousands)
Operating leases	$999	$764	$31	$—	$1,794
Loan Obligations	$1,400	$2,800	$2,048	$—	$6,248
Total	$2,399	$3,564	$2,079	$—	$8,042

Purchase Commitment

Operating leases consist of rent obligations for the company’s facilities. The Company has no significant contractual obligation for supply agreements as of December 31, 2014.

Significant Customers

The Company did not have any individual customers that exceeded 10% of revenue for the years ended December 31, 2014, 2013 and 2012, or accounts receivable as of December 31, 2014, 2013 and 2012.

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

Capitalized Development Costs

We capitalize costs related to significant software projects developed or obtained for internal use in accordance with U.S. generally accepted accounting standards. Costs incurred during the preliminary project work stage or conceptual stage, such as determining the performance requirements, system requirements and data conversion, are expensed as incurred. Costs incurred in the application development phase, such as coding, testing for new software and upgrades that result in additional functionality, are capitalized and are amortized using the straight-line method over the useful life of the software for 5 years. Costs incurred during the post-implementation/operation stage, including training costs and maintenance costs, are expensed as incurred. We capitalized internally developed software costs of approximately $403,000, $715,000 and $794,000 during the years ended December 31, 2014, 2013 and 2012, respectively. The software development is for primarily for two projects. Determining whether particular costs incurred are more properly attributable to the preliminary or conceptual stage, and thus expensed, or to the application development phase, and thus capitalized and amortized, depends on subjective judgments about the nature of the development work, and our judgments in this regard may differ from those made by other companies. General and administrative costs related to developing or obtaining such software are expensed as incurred.

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

The Company had net deferred tax liabilities in the amount of $2.4 million at December 31, 2014, which primarily relate to timing differences. There was an increase of $1.4 million from 2013 which was primarily driven by bonus depreciation as part of the tax extender bill passed in December 2014, for equipment purchases in 2014.

In 2014, the Company’s tax rate was reduced as a result of two R&D tax credit items. The first was a California R&D tax credit which had not been previously taken and the Company recognized the benefit of prior years as well as 2014 in the current year. The second impact came from the increase in spending in R&D which increased both the California and Federal R&D tax credit. The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. Interest and penalties related to income tax matters are recognized as a general and administrative expense. The Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued as of December 31, 2014 or 2013. The Company does not expect the unrecognized tax benefits to change significantly over the next twelve months.

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

Recent Accounting Pronouncements

There were no new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the Financial Statements. See Note 2 – Accounting Policies, to the Financial Statements for further detail on applicable accounting pronouncements that were adopted in 2014.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Required.

Item 8. Financial Statements and Supplementary Data

(a) Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Psychemedics Corporation
Acton, Massachusetts:

We have audited the accompanying balance sheets of Psychemedics Corporation (the “Company”) as of December 31, 2014 and 2013 and the related statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Psychemedics Corporation at December 31, 2014 and 2013 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Boston, Massachusetts
February 27, 2015

PSYCHEMEDICS CORPORATION
BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$3,612,153	$3,970,512
Accounts receivable, net of allowance for doubtful accounts of $95,525 in 2014 and $144,921 in 2013	4,078,133	4,368,864
Prepaid expenses and other current assets	689,995	769,269
Income tax receivable	1,819,743	554,828
Deferred tax assets	376,529	292,795

Total Current Assets	10,576,553	9,956,268
Property and equipment:
Computer software	2,361,388	1,958,780
Office furniture and equipment	1,068,264	779,891
Laboratory equipment	13,297,548	8,047,840
Leasehold improvements	1,801,482	439,414
	18,528,682	11,225,925
Less – accumulated depreciation and amortization	(5,788,551)	(5,175,722)
	12,740,131	6,050,203
Other assets	761,025	543,345
Total Assets	$24,077,709	$16,549,816

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$845,071	$510,550
Accrued expenses	1,351,333	2,447,920
Current portion of long-term debt	1,399,925	—

Total Current Liabilities	3,596,329	2,958,470

Long-term debt	4,848,158	—
Deferred tax liabilities, long-term	2,796,666	1,314,221
Total Liabilities	11,241,153	4,272,691

Commitments and Contingencies (Note 9)
Shareholders' Equity:
Preferred stock, $0.005 par value, 872,521 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.005 par value; 50,000,000 shares authorized 6,043,191 shares issued in 2014 and 5,981,896 shares issued 2013, 5,375,061 shares outstanding in 2014 and 5,313,766 shares outstanding in 2013	30,216	29,910
Additional paid-in capital	29,454,023	28,888,712
Less - Treasury stock, at cost, 668,130 shares	(10,081,789)	(10,081,789)
Accumulated deficit	(6,565,894)	(6,559,708)

Total Shareholders' Equity	12,836,556	12,277,125

Total Liabilities and Shareholders' Equity	$24,077,709	$16,549,816

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012

Revenues	$29,204,818	$26,870,297	$25,223,534
Cost of revenues	14,066,652	11,476,263	10,971,886

Gross profit	15,138,166	15,394,034	14,251,648

Operating Expenses:
General & administrative	4,474,654	4,157,597	3,946,844
Marketing & selling	4,625,375	4,704,970	4,543,598
Research & development	1,348,496	825,102	825,518

Total Operating Expenses	10,448,525	9,687,669	9,315,960

Operating income	4,689,641	5,706,365	4,935,688
Other income (expense)	(56,576)	92,273	1,889

Net income before provision for income taxes	4,633,065	5,798,638	4,937,577

Provision for income taxes	1,426,984	1,993,428	1,957,948

Net income and comprehensive income	$3,206,081	$3,805,210	$2,979,629

Basic net income per share	$0.60	$0.72	$0.57

Diluted net income per share	$0.60	$0.72	$0.57

Dividends declared per share	$0.60	$0.60	$0.60

Weighted average common shares outstanding, basic	5,355,367	5,299,060	5,260,320

Weighted average common shares outstanding, diluted	5,376,998	5,315,463	5,272,542

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock			Treasury Stock
		$0.005	Paid-In			Accumulated
	Shares	par Value	Capital	Shares	Cost	Deficit	Total

BALANCE, December 31, 2011	5,903,552	$29,518	$28,095,946	668,130	$(10,081,789)	$(7,009,046)	$11,034,629
Shares issued – vested	37,006	185	(185)	—	—	—	—
Tax withholding related to vested shares from employee stock plans	—	—	(93,164)	—	—	—	(93,164)
Stock compensation expense	—	—	458,167	—	—	—	458,167
Cash dividends declared ($0.60 per share)	—	—	—	—	—	(3,156,592)	(3,156,592)
Net income	—	—	—	—	—	2,979,629	2,979,629
BALANCE, December 31, 2012	5,940,558	29,703	28,460,764	668,130	(10,081,789)	(7,186,009)	11,222,669
Shares issued – vested	36,988	185	(185)	—	—	—	—
Exercise of stock options	4,350	22	20,817	—	—	—	20,839
Tax withholding related to vested shares from employee stock plans	—	—	(154,522)	—	—	—	(154,522)
Stock compensation expense	—	—	538,304	—	—	—	538,304
Excess tax benefit from stock-based compensation plans	—	—	23,534	—	—	—	23,534
Cash dividends declared ($0.60 per share)	—	—	—	—	—	(3,178,909)	(3,178,909)
Net income	—	—	—	—	—	3,805,210	3,805,210
BALANCE, December 31, 2013	5,981,896	29,910	28,888,712	668,130	(10,081,789)	(6,559,708)	12,277,125
Shares issued – vested	52,046	260	(260)	—	—	—	—
Exercise of stock options	9,249	46	32,722	—	—	—	32,768
Tax withholding related to vested shares from employee stock plans	—	—	(147,378)	—	—	—	(147,378)
Stock compensation expense	—	—	608,645	—	—	—	608,645
Excess tax benefit from stock-based compensation plans	—	—	71,582	—	—	—	71,582
Cash dividends declared ($0.60 per share)	—	—	—	—	—	(3,212,267)	(3,212,267)
Net income	—	—	—	—	—	3,206,081	3,206,081
BALANCE, December 31, 2014	6,043,191	$30,216	$29,454,023	668,130	$(10,081,789)	$(6,565,894)	$12,836,556

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012

Cash flows from operating activities:
Net income	$3,206,081	$3,805,210	$2,979,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,050,281	872,171	586,968
Deferred income taxes	1,398,711	416,684	437,720
Stock compensation expense	608,645	538,304	458,167
Changes in operating assets and liabilities:
Accounts receivable	290,731	251,904	(129,792)
Prepaid expenses, other current assets and income tax receivable	(1,185,641)	353,389	(547,895)
Accounts payable	334,521	(159,239)	(292,055)
Accrued expenses	(1,246,096)	(126,876)	(406,011)
Net cash provided by operating activities	4,457,233	5,951,547	3,086,731

Cash flows from investing activities:
Increase in long-term assets; capitalized patent costs	(243,704)	(226,130)	(121,375)
Purchases of property and equipment and capitalized software development costs	(7,564,676)	(1,531,632)	(2,214,048)
Net cash used in investing activities	(7,808,380)	(1,757,762)	(2,335,423)

Cash flows from financing activities:
Dividends paid	(3,212,267)	(3,178,909)	(3,156,592)
Tax withholding related to vested shares from employee stock plans	(43,028)	(110,149)	(93,164)
Proceeds from equipment financing	6,999,626	—	—
Payments of equipment financing	(751,543)	—	—
Net cash provided by (used in) financing activities	2,992,788	(3,289,058)	(3,249,756)

Net increase (decrease) in cash and cash equivalents	(358,359)	904,727	(2,498,448)
Cash and cash equivalents, beginning of year	3,970,512	3,065,785	5,564,233
Cash and cash equivalents, end of year	$3,612,153	$3,970,512	$3,065,785

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,167,920	$1,233,000	$1,715,000
Cash paid for interest	$77,046	$-	$-
Non-cash investing and financing activities:
Issuance of restricted stock awards	$260	$185	$185
Exercise of stock options	$32,722	$20,817	$—
Purchases of equipment through accrued liabilities	$149,509	$1,161,255	$497,696

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2014

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

2. Summary of Significant Accounting Policies

Risks and Uncertainties

The Company is subject to a number of risks and uncertainties similar to those of other companies, such as those associated with the continued expansion of the Company’s sales and marketing network, technological developments, intellectual property protection, development of markets for new products and services offered by the Company, the economic health of principal customers of the Company, financial and operational risks associated with expansion of testing facilities used by the Company, government regulation (including, but not limited to, Food and Drug Administration regulations), competition and general economic conditions.

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

Cash Equivalents

All highly liquid investments with original maturities of 90 days or less are considered cash equivalents. These consist of cash savings and U.S. government reserve money market accounts. While the money market account contains U.S. federal government backed issues, the account itself is not federally insured. As of December 31, 2014, there were no investments classified as cash equivalents.

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

In accordance with ASC 820, the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2014 and 2013 are cash equivalents. Cash equivalents are measured using Level 1 inputs. At December 31, 2014, the Company did not have any investments classified as cash equivalents. At December 31, 2013, the Company had $0.4 million of Level 1 cash equivalents.

Inventory

The Company typically expenses consumables such as chemicals, antibodies and tubes as purchased.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2014

2. Summary of Significant Accounting Policies  – (continued)

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the assets, using the straight-line method. Repair and maintenance costs are expensed as incurred. The estimated useful lives of the assets are as follows:

Computer software	3 to 5 years
Office furniture and equipment	3 to 7 years
Laboratory equipment	5 to 7 years
Leasehold improvements	Lesser of estimated useful life or estimated lease term

The Company recorded depreciation and amortization related to property and equipment and capitalized software of $1,024,257, $844,093 and $573,712 in 2014, 2013 and 2012 respectively.

Capitalized Software Development Costs

We capitalize costs related to significant software projects developed or obtained for internal use. Costs incurred during the preliminary project work stage or conceptual stage, such as determining the performance requirements, system requirements and data conversion, are expensed as incurred. Costs incurred in the application development phase, such as coding, testing for new software and upgrades that result in additional functionality, are capitalized and are amortized using the straight-line method over the useful life of the software for 5 years. Costs incurred during the post-implementation/operation stage, including training costs and maintenance costs, are expensed as incurred. In accordance with Company policy, during the years ended December 31, 2014 and 2013, we capitalized internally developed software costs of $403,000 and $715,000, respectively. Amortization expense related to software development costs was $223,568, $145,251, and $98,301 in 2014, 2013, and 2012, respectively. Determining whether particular costs incurred are more properly attributable to the preliminary or conceptual stage, and thus expensed, or to the application development phase, and thus capitalized and amortized, depends on subjective judgments about the nature of the development work, and our judgments in this regard may differ from those made by other companies. General and administrative costs related to developing or obtaining such software is expensed as incurred.

Other Assets

Other assets primarily consist of capitalized legal costs relating to patent applications. The Company amortizes these costs over the lesser of the legal life or estimated useful life of the patent from the date of grant of the applicable patent. The typical life is twenty years. As of December 31, 2014, 2013, and 2012 the Company had capitalized legal costs relating to outstanding patent applications of $656,438, $497,857 and $299,389, respectively. Amortization expense was $26,024, $28,078 and $13,256 in 2014, 2013 and 2012, respectively. The amount of amortization related to patent applications is expected to remain below $50,000 per year for the next five years.

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

Research and Development Expenses

The Company expenses all research and development costs as incurred.

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
December 31, 2014

2. Summary of Significant Accounting Policies – (continued)

Concentration of Credit Risk and Off-Balance Sheet Risk

The Company has no significant off-balance-sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash and accounts receivable. The Company places its cash and cash equivalents and short-term investments in highly rated institutions. These include money market accounts holding U.S. federal government reserve securities. While the underlying securities are federally issued, the account itself is not insured. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. The Company does not require collateral.

Significant Customers

The Company did not have any individual customers that exceeded 10% of revenue for the years ended December 31, 2014, 2013 and 2012 or accounts receivable as of December 31, 2014, 2013 and 2012.

Comprehensive Income

The Company’s comprehensive income was the same as its reported net income for the years ended December 31, 2014, 2013 and 2012.

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

Under ASC 718, the Company recorded $608,645, $538,304 and $458,167 of stock compensation expense in the accompanying statements of income for the years ended December 31, 2014, 2013 and 2012, respectively.

Stock compensation expense by income statement account is as follows:

	2014	2013	2012
Cost of revenues	$114,795	$112,348	$91,118
General & administrative	372,325	339,098	282,375
Marketing and selling	103,798	77,789	81,819
Research and development	17,727	9,069	2,855
Total stock compensation	$608,645	$538,304	$458,167

See Note 7 for additional information relating to the Company’s stock plans.

Basic and Diluted Net Income per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares and dilutive common stock equivalents outstanding during the period. The number of dilutive common stock equivalents outstanding during the period has been determined in accordance with the treasury-stock method. Common equivalent shares consist of common stock issuable upon the exercise of outstanding options and the unvested portion of stock unit awards (“SUAs”).

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2014

2. Summary of Significant Accounting Policies  – (continued)

Basic and diluted weighted average common shares outstanding are as follows:

	2014	2013	2012
Weighted average common shares outstanding, basic	5,355,367	5,299,060	5,260,320
Dilutive common equivalent shares	21,631	16,403	12,222
Weighted average common shares outstanding, assuming dilution	5,376,998	5,315,463	5,272,542

For the years ended December 31, 2013 and 2012, options to purchase 152,650 and 191,597 common shares, respectively, were outstanding but not included in the dilutive common equivalent share calculation as their effect would have been anti-dilutive.  There were no options to purchase shares that were anti-dilutive for the year ended December 31, 2014.

Financial Instruments

Financial instruments include cash and accounts receivable/payable. Estimated fair values of these financial instruments approximate carrying values due to their short-term nature. The Company has outstanding equipment loans which have an interest rate of the 30-day LIBOR rate + 2.00%. As there is a market interest rate on the loans, the carrying amount is fair value.

Segment Reporting

The Company manages its operations as one segment, drug testing services. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment. Most of the Company’s revenues and all of the Company’s assets are in the United States.

Subsequent Events

The Company evaluated all events and transactions that occurred after December 31, 2014 through the time of filing with the Securities and Exchange Commission of the Company’s annual report on Form 10-K for the year ended December 31, 2014. On February 10, 2015, the Company declared a quarterly dividend of $0.15 per share for a total of $806 thousand, which will be paid on March 6, 2015 to shareholders of record on February 23, 2015.

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

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our financial statements and have not yet determined the method by which we will adopt the standard in 2017.

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

	2014	2013
Balance, beginning of period	$144,921	$121,583
Provision for (recoveries of) doubtful accounts	44,178	82,332
Write-offs	(93,574)	(58,994)
Balance, end of period	$95,525	$144,921

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2014

 4. Accrued Expenses

Accrued expenses consist of the following:

	2014	2013
Accrued payroll and employee benefits	$208,252	$185,937
Accrued bonus expense	300,008	251,700
Accrued vacation expense	319,118	267,080
Accrued hair collection expense	147,787	119,587
Accrued audit and tax consulting	104,615	144,018
Accrued payable for equipment purchases	—	1,161,255
Accrued payable for building maintenance	85,283	142,340
Other accrued expenses	186,270	176,003
Total Accrued Expenses	$1,351,333	$2,447,920

5. Income Taxes

The income tax provision consists of the following:

	2014	2013	2012
Current –
Federal	$155,602	$1,499,400	$1,196,926
State	(127,329)	77,344	323,302
	28,273	1,576,744	1,520,228
Deferred –
Federal	1,363,093	406,116	346,974
State	35,618	10,568	90,746
	1,398,711	416,684	437,720
Income Tax Provision	$1,426,984	$1,993,428	$1,957,948

A reconciliation of the effective rate with the federal statutory rate is as follows:

	2014	2013	2012
Federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	1.1%	1.1%	5.5%
Permanent differences	-4.3%	-0.7%	0.1%
Stock based compensation	0.0%	0.0%	0.0%
Effective tax rate	30.8%	34.4%	39.6%

The permanent difference is primarily from research and development (R&D) tax credits from Federal and California. These R&D tax credits consist of $74 thousand from Federal for 2014, $35 thousand from California for 2014, and $99 thousand from California from prior years. There are no tax credit carryforwards.

The components of the net deferred tax assets included in the accompanying balance sheets are as follows at December 31:

	2014	2013
Deferred tax assets:
Stock-based compensation	$168,926	$160,850
Allowance for doubtful accounts	33,585	48,578
Accrued expenses	89,212	83,367
R&D tax credits	84,806	—
	$376,529	$292,795

Deferred tax liabilities:
Prepaid expenses	(44,565)	—
Excess of tax over book depreciation and amortization	(2,752,101)	(1,314,221)
	(2,796,666)	(1,314,221)
Net deferred tax liabilities	$(2,420,137)	$(1,021,426)

The change in deferred tax liabilities was driven by bonus depreciation on new assets purchased as part of the tax extender bill passed in December 2014.

PSYCHEMEDICS CORPORATION

NOTES TO FINANCIAL STATEMENTS
December 31, 2014

These amounts are shown on the balance sheets as follows:

	2014	2013
Deferred tax asset short-term	$376,529	$292,795
Deferred tax liability long-term	(2,796,666)	(1,314,221)
Net deferred tax liabilities	$(2,420,137)	$(1,021,426)

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

The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. Interest and penalties related to income tax matters are recognized as a general and administrative expense. The Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued as of December 31, 2014 and 2013. The tax years ended December 31, 2011 through December 31, 2014 remain subject to examination by all major taxing authorities.

6. Preferred Stock

The Board of Directors has the authority to designate authorized preferred shares in one or more series and to fix the relative rights and preferences without vote or action by the stockholders. The Board of Directors has no present plans to designate or issue any shares of preferred stock.

7. Stock-Based Awards

The 2006 Incentive Plan initially adopted in 2006, and amended and restated in 2011 (the “2006 Incentive Plan”), provides for grants of options with terms of up to ten years, grants of restricted stock or stock unit awards (SUAs), issuances of stock bonuses or grants other stock-based awards, covering up to 500,000 shares of common stock, plus cash based awards, to officers, directors, employees, and consultants. Such shares are issuable out of the Company’s authorized but unissued common stock. As of December 31, 2014, 146,885 shares remained available for future grant under the 2006 Incentive Plan.

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

The Company granted 44,575 SUAs on May 8, 2014. The fair value of the SUAs was $14.97 per share, which was the closing price of the Company’s stock on that date. The SUAs vest over a period of two to four years and are convertible into an equivalent number of shares of the Company’s common stock provided that the awardee remains continuously employed throughout the vesting period. In addition, 9,879 SUAs were withheld for taxes in 2014, in conjunction with the vesting of SUA’s granted in prior years, and consequently, added back to the shares available for future grant.

The Company granted 56,500 SUAs on May 23, 2013. The fair value of the SUAs was $11.45 per share, which was the closing price of the Company’s stock on that date. The SUAs vest over a period of two to four years and are convertible into an equivalent number of shares of the Company’s common stock provided that the awardee remains continuously employed throughout the vesting period. In addition, 13,362 SUAs were withheld for taxes in 2013, in conjunction with the vesting of SUA’s granted in prior years, and consequently, added back to the shares available for future grant.

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

PSYCHEMEDICS CORPORATION
  NOTES TO FINANCIAL STATEMENTS
December 31, 2014

7. Stock-Based Awards – (continued)

A summary of stock option activity for the Company’s stock option plans is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	per Share	Life	Value(1)
Outstanding & exercisable, December 31, 2011	221,239	13.62
Granted	—	—
Exercised	—	—
Cancelled	(21,401)	13.61
Outstanding & exercisable, December 31, 2012	199,838	13.62
Granted	—	—
Exercised	(14,988)	8.58		$53,636
Cancelled	(7,900)	13.75
Outstanding & exercisable, December 31, 2013	176,950	14.04
Granted	—	—
Exercised	(40,900)	12.84		$157,897
Cancelled	—	—
Outstanding & exercisable, December 31, 2014	136,050	$14.40	.4 years	$102,038

(1)	The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on December 31, 2014 ($15.15) exceeded the exercise price of any of the underlying options, multiplied by the number of shares subject to each such option. For value on the exercised stock, the calculation is based on the amount the Company’s stock price at exercise exceeded the exercise price.

A summary of stock unit award activity for the Company is as follows:

		Weighted
		Average	Aggregate
	Number of	Period to	Intrinsic
	Shares	Vest	Value(2)
Outstanding & Unvested, December 31, 2011	119,100		$1,083,810
Granted	65,000
Converted to common stock*	(46,625)		$458,211
Cancelled	—
Outstanding & Unvested, December 31, 2012	137,475		$1,477,856
Granted	56,500
Converted to common stock*	(50,350)		$577,321
Cancelled	(4,650)
Outstanding & Unvested, December 31, 2013	138,975		$2,041,543
Granted	44,575
Converted to common stock*	(61,925)		$922,330
Cancelled	—
Outstanding & Unvested, December 31, 2014	121,625	2.7 years	$1,842,619

Available for grant, December 31, 2014	146,885

(2)	The aggregate intrinsic value on this table was calculated based on the closing market price of the Company’s stock. The price at year end was $15.15, $14.69, $10.75, and $9.10 for the years ended December 31, 2014, 2013, 2012 and 2011, respectively. For value on the converted stock, the price used is the price on the grant date.

*	Includes 9,879 shares in 2014, 13,362 shares in 2013, 9,619 shares in 2012, and 8,406 shares in 2011 withheld to cover income taxes.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2014

7. Stock-Based Awards – (continued)

As of December 31, 2014, a total of 404,560 shares of common stock were reserved for issuance under the various stock plans. As of December 31, 2014, the unamortized fair value of awards relating to SUAs was $1,057,142 to be amortized over a weighted average period of approximately 2.7 years.  During 2014 and 2013, the total tax benefit related stock compensation was $125 thousand and $44 thousand, respectively.

8. Employee Benefit Plan

The Psychemedics Corporation 401(k) Savings and Retirement Plan (the 401(k) Plan) is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code. All employees over the age of 21 are eligible to make pre-tax contributions up to a specified percentage of their compensation. Under the 401(k) Plan, the Company may, but is not obligated to, match a portion of the employees’ contributions up to a defined maximum. Matching contributions of $151,955, $141,661, and $147,360 were made in the years ended December 31, 2014, 2013 and 2012, respectively.

9. Commitments and Contingencies

Commitments

The Company leases certain of its facilities and equipment under operating lease agreements expiring on various dates through February 2018. Total minimum lease payments, including scheduled increases, are charged to operations on the straight-line basis over the life of the respective lease. Rent expense was approximately $908 thousand, $605 thousand and $555 thousand in 2014, 2013 and 2012, respectively.

At December 31, 2014, minimum commitments remaining under lease agreements were approximately as follows:

Years Ending December 31:	Amount (000’s)
2015	$999
2016	537
2017	227
2018	31
Total	$1,794

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

10.  Debt and Other Financing Arrangements

On March 20, 2014, the Company entered into an equipment financing arrangement with Banc of America Leasing & Capital, LLC (the “Lender”), which it amended on August 8, 2014, including a Master Loan and Security Agreement and related documentation (collectively the “Equipment Loan Arrangement”) which provided the Company with the ability to finance, at its option, up to $7.5 million of new and used equipment purchases. Each such purchase financed under the Equipment Loan Arrangement is documented by the execution of an equipment note. Each note has a maturity date of 60 months from the applicable loan date, and bears interest at the then current 30-day LIBOR rate + 2.00%. Principal and interest are payable over the 60-month repayment period and principal is repayable without premium or penalty. Borrowings under the Equipment Loan Arrangement are secured by a first priority security interest in the equipment acquired with the proceeds of the equipment notes. Under the Equipment Loan Arrangement, the Company is subject to a maximum quarterly funded debt to EBITDA ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all loan covenants as of December 31, 2014.

Under the Equipment Loan Arrangement, the Company executed notes on March 24, 2014, May 22, 2014, June 13, 2014 and August 8, 2014 in the amounts of $1,052,943, $1,935,241, $3,011,816 and $999,626, respectively, for total borrowings of $7.0 million, of which $752 thousand was repaid during 2014. The interest rate for these notes for the year ended December 31, 2014 was 2.15%, and represented $81,877 of interest expense. As of December 31, 2014, the interest rate was 2.16%. There was no long term debt for the same period in 2013.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2014

The annual principal repayment requirements for debt obligations as of December 31, 2014 are as follows:

2015	$1,399,925
2016	$1,399,925
2017	$1,399,925
2018	$1,399,925
2019	$648,383
Total long-term debt	$6,248,083
Less current portion of long-term debt	$(1,399,925)
Total long-term debt, net of current portion	$4,848,158

11. Selected Quarterly Financial Data (Unaudited)

The following are selected quarterly financial data for the years ended December 31, 2014 and 2013:

	Quarter Ended (000’s Except Share Amounts)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$7,045	$7,694	$7,704	$6,762
Gross profit	3,796	3,891	3,970	3,482
Income from operations	1,168	1,320	1,244	958
Net income and comprehensive income	756	857	917	676
Basic net income per share	0.14	0.16	0.17	0.13
Diluted net income per share	0.14	0.16	0.17	0.13

	Quarter Ended (000’s Except Share Amounts)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$6,432	$6,899	$7,055	$6,484
Gross profit	3,487	4,079	4,176	3,652
Income from operations	1,202	1,732	1,739	1,033
Net income and comprehensive income	822	1,063	1,052	868
Basic net income per share	0.16	0.20	0.20	0.16
Diluted net income per share	0.16	0.20	0.20	0.16

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

As required by Rule 13a-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and its Vice President - Finance, has evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2014. Based on this evaluation, our Chief Executive Officer and Vice President - Finance concluded that the Company’s disclosure controls and procedures were effective for ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that its disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive and financial officers, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Chief Executive Officer and Vice President - Finance, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework , the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Following is a list that sets forth as of February 27, 2015 the names, ages and positions within the Company of all of the Executive Officers of the Company and the Directors of the Company. Each such director has been nominated for reelection at the Company’s 2015 Annual Meeting, to be held on April 29, 2015 at 2:00 P.M. at the The Seaport Hotel, 200 Seaport Boulevard, Boston, Massachusetts.

Name	Age	Position
Raymond C. Kubacki	70	Chairman, Chief Executive Officer, President, Director
Neil Lerner	47	Vice President, Finance
James Dyke	50	Corporate Vice President, Sales & Marketing
Michael I. Schaffer, Ph.D.	70	Vice President, Laboratory Operations
Harry Connick	89	Director, Audit Committee member, Compensation Committee Member, Nominating Committee member
Walter S. Tomenson, Jr.	68	Director, Audit Committee member, Compensation Committee Member, Nominating Committee member
Fred J. Weinert	67	Director, Audit Committee member, Compensation Committee Member, Nominating Committee member

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

The information required by Item 405 of Regulation S-K will be set forth in the Proxy Statement of the Company relating to the 2015 Annual Meeting of Stockholders to be held on April 29, 2015 and is incorporated herein by reference.

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

The information required by Item 407 of Regulation S-K will be set forth in the Proxy Statement of the Company relating to the 2015 Annual Meeting of Stockholders to be held on April 29, 2015 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2015 Annual Meeting of Stockholders to be held on April 29, 2015 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2015 Annual Meeting of Stockholders to be held on April 29, 2015 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2015 Annual Meeting of Stockholders to be held on April 29, 2015 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2015 Annual Meeting of Stockholders to be held on April 29, 2015 and is incorporated herein by reference.

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
Date: February 27, 2015
	By:	/s/ RAYMOND C. KUBACKI
Raymond C. Kubacki
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ RAYMOND C. KUBACKI	Chairman, President and Chief Executive Officer, Director	February 27, 2015
Raymond C. Kubacki	(Principal Executive Officer)

/s/ NEIL LERNER	Vice President, Finance	February 27, 2015
Neil Lerner	(Principal Financial and Accounting Officer)

HARRY CONNICK*	Director
Harry Connick

WALTER S. TOMENSON, JR*	Director
Walter S. Tomenson, Jr.

FRED J. WEINERT*	Director
Fred J. Weinert

*By: /s/ RAYMOND C. KUBACKI	Attorney-in-Fact	February 27, 2015
Raymond C. Kubacki

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation filed on August 1, 2002 — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002).
3.2	By-Laws of the Company — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4.1	Specimen Stock Certificate — (Incorporated by reference from the Registrant’s Registration Statement on Form 8-A filed on July 31, 2002).
10.2.1	Lease dated October 6, 1992 with Mitchell H. Hersch, et. al with respect to premises in Culver City, California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992).
10.2.2	Security Agreement dated October 6, 1992 with Mitchell H. Hersch et. al — (Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992).
10.2.3	First Amendment to Lease dated with Mitchell H. Hersch, et.al California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.2.4	Second Amendment to Lease dated with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.2.5	Third Amendment to Lease dated December 31, 1997 with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.2.6	Fourth Amendment to Lease dated May 24, 2005 with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10.2.7	Fifth Amendment to Lease dated November 22, 2011 with Mitchell H. Hersch, et.al. California
10.3*	2000 Stock Option Plan, — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002).
10.4*	2006 Incentive Plan, as amended — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 26, 2011).

Exhibit Number	Description
10.5*	Form of Stock Unit Award used with employees and consultants under the 2006 Incentive Plan — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 26, 2011).
10.6*	Form of Stock Unit Award used with non-employee directors under the 2006 Equity Incentive Plan — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 26, 2011).
10.7*	Change in control severance agreement with Ray Kubacki dated March 2013. (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed March 8, 2013).
10.8*	Change in control severance agreement with Michael Schaffer dated March 2013. (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed March 8, 2013).
10.9*	Employment offer letter dated April 7, 2010 with James V. Dyke (incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)
10.10*	Change in Control Severance Agreement with James V. Dyke dated April 7,2010 (Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)
10.11*	Employment offer letter dated October 25, 2010 with Neil Lerner (incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the year ended December 31, 2010)
10.12	Lease dated March 12, 2014 with Bristol-Culver Associates, LLC and Mountain Organic Farms, LLC with respect to 6100 Bristol parkway premises in Culver City, CA — (Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)
10.13	Loan agreement dated March 20, 2014 with Banc of America Leasing and Capital, LLC — (Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm
24	Power of Attorney
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Vice President - Finance Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Vice President - Finance Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management compensation plan or arrangement

