Form 10-Q
period 2015-03-31
PSYCHEMEDICS CORP
filed 2015-05-01
CIK 806517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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

The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at April 27, 2015 was 5,376,691.

PSYCHEMEDICS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

PSYCHEMEDICS CORPORATION

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2015	2014

ASSETS
Current Assets:
Cash and cash equivalents	$2,745,602	$3,612,153
Accounts receivable, net of allowance for doubtful accounts of $74,557 in 2015 and $95,525 in 2014	4,489,866	4,078,133
Prepaid expenses and other current assets	1,016,748	689,995
Income tax receivable	831,158	1,819,743
Deferred tax assets	438,618	376,529

Total Current Assets	9,521,992	10,576,553
Fixed Assets, net of accumulated amortization and depreciation of $6,125,058 in 2015 and $5,788,551 in 2014	12,654,648	12,740,131
Other assets	742,958	761,025

Total Assets	$22,919,598	$24,077,709

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$474,953	$845,071
Accrued expenses	1,281,829	1,351,333
Current portion of long-term debt	1,399,925	1,399,925

Total Current Liabilities	3,156,707	3,596,329

Long-term debt	4,498,177	4,848,158
Deferred tax liabilities, long-term	2,796,666	2,796,666
Total Liabilities	10,451,550	11,241,153

Shareholders' Equity:
Preferred-stock, $0.005 par value, 872,521 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.005 par value; 50,000,000 shares authorized 6,043,191 shares issued in 2015 and 2014	30,216	30,216
Additional paid-in capital	29,614,253	29,454,023
Accumulated deficit	(7,094,632)	(6,565,894)
Less - Treasury stock, at cost, 668,130 shares	(10,081,789)	(10,081,789)

Total Shareholders' Equity	12,468,048	12,836,556

Total Liabilities and Shareholders' Equity	$22,919,598	$24,077,709

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014

Revenues	$6,755,741	$7,044,821
Cost of revenues	3,416,873	3,249,039

Gross profit	3,338,868	3,795,782

Operating Expenses:
General & administrative	1,144,090	1,184,147
Marketing & selling	1,288,481	1,098,600
Research & development	455,782	344,983

Total Operating Expenses	2,888,353	2,627,730

Operating income	450,515	1,168,052
Other income (expense)	(33,327)	1,549

Net income before provision for income taxes	417,188	1,169,601

Provision for income taxes	139,666	413,442

Net income and comprehensive income	$277,522	$756,159

Basic net income per share	$0.05	$0.14

Diluted net income per share	$0.05	$0.14

Dividends declared per share	$0.15	$0.15

Weighted average common shares outstanding, basic	5,375,061	5,317,836

Weighted average common shares outstanding, diluted	5,401,998	5,371,418

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$277,522	$756,159

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	343,115	218,019
Stock-based compensation	160,230	152,008

Changes in assets and liabilities:
Accounts receivable	(411,733)	(449,799)
Prepaid expenses, other current assets, and income tax receivable	661,832	(55,710)
Accounts payable	(426,108)	267,998
Accrued expenses	(69,504)	(1,088,173)
Deferred income taxes	(62,089)	(58,608)
Net cash provided by (used in) operating activities	473,265	(258,106)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(128,053)	(1,524,432)
Cost of internally developed software	(66,981)	(147,192)
Other assets	(62,143)	(134,447)
Write-off capitalized patent costs	73,602	--
Net cash used in investing activities	(183,575)	(1,806,071)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	--	47,564
Proceeds from long-term debt	--	1,052,943
Payments of long-term debt	(349,981)	--
Cash dividends paid	(806,260)	(798,054)
Net cash provided by (used in) financing activities	(1,156,241)	302,453

Net decrease in cash and cash equivalents	(866,551)	(1,761,724)
Cash and cash equivalents, beginning of period	3,612,153	3,970,512
Cash and cash equivalents, end of period	$2,745,602	$2,208,788

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$2,870	$-
Cash paid for interest	$33,201	$-
Purchases of equipment through accrued liabilities	$55,990	$1,083,948

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (“the Company,” “our Company,” “our” or “we”) as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 27, 2015. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2015 may not be indicative of the results that may be expected for the year ending December 31, 2015, or any other period.

2.	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents consisted exclusively of cash savings as of December 31, 2014 and March 31, 2015.

3.	Stock-Based Compensation

2006 Equity Incentive Plan

The Company’s 2006 Incentive Plan provides for the grant or issuance to officers, directors, employees and consultants of options with terms of up to ten years, restricted stock, stock unit awards (SUA’s), issuances of stock bonuses or other stock-based awards, covering up to 500,000 shares of common stock. As of March 31, 2015, 146,885 shares remained available for future grant under the 2006 Incentive Plan.

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

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Stock-Based Compensation (continued)

A summary of activity for SUAs under the Company’s 2006 Incentive Plan for the three months ended March 31, 2015 is as follows:

	Number of Shares	Aggregate Intrinsic Value (1)
		(000s)
Unvested, December 31, 2014	121,625
Granted	-
Forfeited/expired	-
Converted to common stock	-
Unvested, March 31, 2015	121,625	$2,018
Available for grant, March 31, 2015	146,885

(1)	The aggregate intrinsic value on this table was calculated based on the closing market value of the Company’s stock on March 31, 2015 ($16.59).

Expired Plans

As of March 31, 2015, the Company also had outstanding an aggregate of 136,050 options to acquire common stock under plans that had previously expired. A summary of stock option activity for the Company’s expired stock option plans for the three months ended March 31, 2015 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (2)
				(000s)
Outstanding, December 31, 2014	136,050	$14.40
Granted	-	-
Exercised	-	-
Terminated/Expired	-	-
Outstanding, March 31, 2015	136,050	$14.40	0.1 years	$298
Exercisable, March 31, 2015	136,050	$14.40	0.1 years	$298
Available for grant, March 31, 2015	-

(2)	The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on the March 31, 2015 ($16.59) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Stock-Based Compensation (continued)

All Stock-Based Compensation Plans

As of March 31, 2015, a total of 404,560 shares of common stock were reserved for issuance under the various stock option and stock-based plans. As of March 31, 2015, the unamortized fair value of awards relating to outstanding SUAs and options was $956 thousand, which is expected to be amortized over a weighted average period of 2.5 years.

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

Basic and diluted weighted average common shares outstanding are as follows:

	Three Months Ended
	March 31,	March 31,
	2015	2014
	(in 000’s)
Weighted average common shares outstanding, basic	5,375	5,318
Dilutive common equivalent shares	27	53
Weighted average common shares outstanding, dilutive	5,402	5,371

5.	Fair Value Measurements

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

On April 27, 2015, the Company declared a quarterly dividend of $0.15 per share for an estimated total of $809 thousand, which will be paid on May 18, 2015 to shareholders of record on May 8, 2015.

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

On March 20, 2014, the Company entered into an equipment financing arrangement with Banc of America Leasing & Capital, LLC (the “Lender”), which it amended on August 8, 2014, including a Master Loan and Security Agreement and related documentation (collectively the “Equipment Loan Arrangement”) which provided the Company with the ability to finance, at its option, up to $7.5 million of new and used equipment purchases. Each such purchase financed under the Equipment Loan Arrangement is documented by the execution of an equipment note. Each note has a maturity date of 60 months from the applicable loan date, and bears interest at the then current 30-day LIBOR rate + 2.00%. Principal and interest are payable over the 60-month repayment period and principal is repayable without premium or penalty. Borrowings under the Equipment Loan Arrangement are secured by a first priority security interest in the equipment acquired with the proceeds of the equipment notes. Under the Equipment Loan Arrangement, the Company is subject to a maximum quarterly funded debt to EBITDA ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all loan covenants as of March 31, 2015.

Under the Equipment Loan Arrangement, the Company executed notes on March 24, 2014, May 22, 2014, June 13, 2014 and August 8, 2014 in the amounts of $1.1 million, $1.9 million, $3.0 million and $1.0 million, respectively, for total borrowings of $7.0 million. The interest rate for these notes for the quarter ended March 31, 2015 was 2.17%, and represented $33,327 of interest expense. As of March 31, 2015, the interest rate was 2.17%. As of March 31, 2015, the Company had $5.9 million of outstanding debt related to these notes.

The annual repayment requirements for debt obligations as of March 31, 2015 were as follows (in 000’s):

2015	$1,050
2016	1,400
2017	1,400
2018	1,400
2019	648
Total long-term debt	5,898
Less current portion of long-term debt	(1,400)
Total long-term debt, net of current portion	$4,498

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

OVERVIEW

Revenues for the first quarter of 2015 were $6.8 million, a decrease of 4% from first quarter 2014 revenue of $7.0 million. The Company reported net income of $0.05 per diluted share for the three months ended March 31, 2015 and $0.14 for the same period in 2014. The decrease in earnings was primarily driven from lower revenue and additional costs related to an increase in capacity related to future business opportunities, including a significant opportunity in Brazil. At March 31, 2015, the Company had $2.7 million of cash. The Company distributed $806 thousand or $0.15 per share of cash dividends to its shareholders in the three months ended March 31, 2015. The Company has paid 74 consecutive quarterly cash dividends.

RESULTS OF OPERATIONS

Revenues were $6.8 million for three months ended March 31, 2015 compared to revenues of $7.0 million for the three months ended March 31, 2014, representing a decrease of 4%. The decrease in revenues for the three months ended March 31, 2015 was a result of a decrease in testing volume from existing clients. This reduction is from overall economic conditions in some sectors of the economy which have seen a slow-down in hiring. The average revenue per sample was the same for the first quarter as compared to the same period in 2014.

Gross profit decreased $0.5 million to $3.3 million for the three months ended March 31, 2015, compared to $3.8 million for the three months ended March 31, 2014. Direct costs increased by $168 thousand or 5% for the three months ended March 31, 2015 compared to the same period in 2014, mainly due to costs associated with an additional leased building. The gross profit margin was 49% and 54% for the three months ended March 31, 2015 and March 31, 2014, respectively. The lower sales and additional building costs were the primary drivers behind the lower margin.

General and administrative (“G&A”) expenses were $1.1 million and $1.2 million for the three months ended March 31, 2015 and 2014, respectively. As a percentage of revenue, G&A expenses were 17% for the three months ended March 31, 2015 and March 31, 2014.

Marketing and selling expenses were $1.3 million and $1.1 million for the three months ended March 31, 2015 and 2014, respectively. The increase was driven by additional sales personnel and from additional information system costs for systems that support new and current customers. Total marketing and selling expenses represented 19% of revenue for the three months ended March 31, 2015 and 16% for the comparable period of 2014.

Research and development (“R&D”) expenses for the three months ended March 31, 2015 were $456 thousand compared to $345 thousand for the comparable period of 2014, an increase of 32%. The increase in R&D expenses was primarily attributable to a $74 thousand patent expense from prior capitalized patents which were abandoned by the Company. R&D expenses represented 7% of revenue for the three months ended March 31, 2015 and 5% for the comparable period of 2014.

Other income (expense) for the three months ended March 31, 2015 decreased by $35 thousand to $34 thousand when compared to the same period of 2014. This primarily consisted of interest expense related to the equipment financing arrangement.

Provision for income taxes During the three months ended March 31, 2015 and 2014, the Company recorded income tax provisions of $140 thousand and $413 thousand, respectively. These provisions represented effective tax rates of 33% for the three months ended March 31, 2015 and 35% for the comparable period of 2014. The Company monitors the effective tax rate, and currently expects the annual 2015 rate to be between 34% and 35%.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2015, the Company had approximately $2.7 million of cash. The Company's operating activities generated net cash of $473 thousand for the three months ended March 31, 2015. Investing activities used $184 thousand of cash while financing activities used $1.2 million of cash during the first three months of 2015.

Cash provided by operating activities of $473 thousand reflected net income of $278 thousand adjusted for depreciation and amortization of $343 thousand and stock-based compensation of $160 thousand. This was affected by the following changes in assets and liabilities: an increase in accounts receivable of $412 thousand, a decrease in prepaid expenses, other current assets and income tax receivable of $662 thousand, a decrease in accounts payable of $426 thousand, a decrease in accrued expenses of $70 thousand and a decrease for deferred income taxes of $62 thousand.

Cash used in investing activities included equipment and leasehold improvements of $128 thousand which were purchased during the first quarter of 2015. We anticipate spending $0.5 million to $1.0 million in additional capital purchases for the remainder of 2015.

Cash used by financing activities of $1.2 million included cash dividends to shareholders of $806 thousand and $350 thousand from payments on long term debt. On April 27, 2015, the Company declared a quarterly dividend of $0.15 per share for an estimated total of $809 thousand, which will be paid on May 18, 2015 to shareholders of record on May 8, 2015.

Contractual obligations and other commercial commitments as of March 31, 2015 were as follows:

	Less Than One Year	1-3 Years	4-5 years	After 5 Years	Total
	(in thousands)
Debt principal	$1,400	$2,800	$1,698	$-	$5,898
Operating leases	886	657	-	-	1,543
Total	$2,286	$3,457	$1,698	$-	$7,441

At March 31, 2015, the Company's principal sources of liquidity included an aggregate of approximately $2.7 million of cash. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures for the next 12 months. Depending upon the Company's results of operations and capital needs, the Company may use various financing sources to raise additional funds, although the Company does not have any such plans at this time.

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

Capitalized Development Costs

The Company capitalizes costs related to significant software projects developed or obtained for internal use. Costs incurred during the preliminary project work stage or conceptual stage, such as determining the performance requirements, system requirements and data conversion, are expensed as incurred. Costs incurred in the application development phase, such as coding, testing for new software and upgrades that result in additional functionality, are capitalized and are amortized using the straight-line method over the useful life of the software for 5 years. Costs incurred during the post-implementation/operation stage, including training costs and maintenance costs, are expensed as incurred. The Company capitalized internally developed software costs of $67 thousand and $147 thousand during the quarters ended March 31, 2015 and 2014, respectively. Determining whether particular costs incurred are more properly attributable to the preliminary or conceptual stage, and thus expensed, or to the application development phase, and thus capitalized and amortized, depends on subjective judgments about the nature of the development work, and our judgments in this regard may differ from those made by other companies. General and administrative costs related to developing or obtaining such software is expensed as incurred.

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

The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. Interest and penalties related to income tax matters are recognized as a general and administrative expense. The Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued as of March 31, 2015 or December 31, 2014.

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

PART II OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of treasury stock in the first quarter of 2015.

Item 6. Exhibits

See Exhibit Index included in this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation

Date: May 1, 2015	By:	/s/ Raymond C. Kubacki
Raymond C. Kubacki
Chairman and Chief Executive Officer
(principal executive officer)

Date: May 1, 2015	By:	/s/ Neil L. Lerner
Neil L. Lerner
Vice President - Finance
(principal accounting officer)

PSYCHEMEDICS CORPORATION

FORM 10-Q

March 31, 2015

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

