Form 10-Q
period 2015-06-30
PSYCHEMEDICS CORP
filed 2015-07-31
CIK 806517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at July 25, 2015 was 5,422,541.

PSYCHEMEDICS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

PSYCHEMEDICS CORPORATION

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2015	2014

ASSETS
Current Assets:
Cash and cash equivalents	$2,104,060	$3,612,153
Accounts receivable, net of allowance for doubtful accounts of $44,398 in 2015 and $95,525 in 2014	4,516,155	4,078,133
Prepaid expenses and other current assets	1,364,014	689,995
Income tax receivable	268,866	1,819,743
Deferred tax assets	543,380	376,529

Total Current Assets	8,796,475	10,576,553
Fixed Assets, net of accumulated amortization and depreciation of $6,249,983 in 2015 and $5,788,551 in 2014	13,236,421	12,740,131
Other assets	743,768	761,025

Total Assets	$22,776,664	$24,077,709

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$589,552	$845,071
Accrued expenses	1,796,806	1,351,333
Current portion of long-term debt	1,399,925	1,399,925

Total Current Liabilities	3,786,283	3,596,329

Long-term debt	4,148,195	4,848,158
Deferred tax liabilities, long-term	2,796,666	2,796,666
Total Liabilities	10,731,144	11,241,153

Commitments and Contingencies (Note 7)

Shareholders' Equity:
Preferred-stock, $0.005 par value, 872,521 shares authorized, no shares issued or outstanding	--	--
Common stock, $0.005 par value; 50,000,000 shares authorized 6,090,671 shares issued in 2015 and 6,043,191 shares issued in 2014	30,453	30,216
Additional paid-in capital	29,748,157	29,454,023
Accumulated deficit	(7,651,301)	(6,565,894)
Less - Treasury stock, at cost, 668,130 shares	(10,081,789)	(10,081,789)

Total Shareholders' Equity	12,045,520	12,836,556

Total Liabilities and Shareholders' Equity	$22,776,664	$24,077,709

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues	$7,001,409	$7,694,137	$13,757,150	$14,738,958
Cost of revenues	3,731,667	3,802,874	7,148,540	7,051,913

Gross profit	3,269,742	3,891,263	6,608,610	7,687,045

Operating Expenses:
General & administrative	1,154,489	1,128,616	2,298,579	2,312,763
Marketing & selling	1,322,117	1,165,510	2,610,598	2,264,110
Research & development	437,090	277,429	892,872	622,412

Total Operating Expenses	2,913,696	2,571,555	5,802,049	5,199,285

Operating income	356,046	1,319,708	806,561	2,487,760
Other income (expense), net	(30,877)	3,235	(64,204)	4,784

Net income before provision for income taxes	325,169	1,322,943	742,357	2,492,544

Provision for income taxes	72,840	466,024	212,506	879,466

Net income and comprehensive income	$252,329	$856,919	$529,851	$1,613,078

Basic net income per share	$0.05	$0.16	$0.10	$0.30

Diluted net income per share	$0.05	$0.16	$0.10	$0.30

Dividends declared per share	$0.15	$0.15	$0.30	$0.30

Weighted average common shares outstanding, basic	5,399,270	5,352,664	5,387,232	5,335,347

Weighted average common shares outstanding, diluted	5,408,372	5,375,076	5,396,740	5,367,307

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$529,851	$1,613,078

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	707,303	469,307
Stock-based compensation	342,992	288,188

Changes in assets and liabilities:
Accounts receivable	(438,022)	(1,254,344)
Prepaid expenses, other current assets, and income tax receivable	876,858	(89,052)
Accounts payable	(255,519)	668,524
Accrued expenses	178,497	(1,383,094)
Deferred income taxes	(166,851)	(113,198)
Net cash provided by operating activities	1,775,109	199,409

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(699,192)	(5,787,821)
Cost of internally developed software	(220,019)	(246,570)
Other assets	(149)	(145,204)
Net cash used in investing activities	(919,360)	(6,179,595)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	91,556	47,564
Proceeds from issuance of stock, net of tax withholding	(140,177)	(36,968)
Proceeds from equipment financing	-	6,000,000
Payments of equipment financing	(699,963)	(52,647)
Cash dividends paid	(1,615,258)	(1,599,749)
Net cash provided by (used in) financing activities	(2,363,842)	4,358,200

Net decrease in cash and cash equivalents	(1,508,093)	(1,621,986)
Cash and cash equivalents, beginning of period	3,612,153	3,970,512
Cash and cash equivalents, end of period	$2,104,060	$2,348,526

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$2,870	$411,860
Cash paid for interest	$64,679	$5,572
Purchases of equipment through accrued liabilities	$266,976	$606,127

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (“the Company,” “our Company,” “our” or “we”) as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 27, 2015. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three and six months ended June 30, 2015 may not be indicative of the results that may be expected for the year ending December 31, 2015, or any other period.

2.	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents consisted exclusively of cash in the bank as of December 31, 2014 and June 30, 2015.

3.	Stock-Based Compensation

2006 Equity Incentive Plan

The Company’s 2006 Incentive Plan provides for the grant or issuance to officers, directors, employees and consultants of options with terms of up to ten years, restricted stock, stock unit awards (SUA’s), issuances of stock bonuses or other stock-based awards, covering up to 500,000 shares of common stock. As of June 30, 2015, 118,232 shares remained available for future grant under the 2006 Incentive Plan.

On April 29, 2015 the Company granted SUAs covering 43,950 shares of common stock. The SUAs vest over a period of two years for non-employee board members and four years for employees and are convertible into an equivalent number of shares of the Company’s common stock provided that the director or employee receiving the award remains continuously employed throughout the vesting period. The Company records compensation expense related to the SUAs on a straight-line basis over the vesting term of the SUAs. Employees are issued shares upon vesting, net of tax withholdings, unless the employee chooses to receive all shares and pay for the associated employment taxes. No other types of equity-based awards have been granted or issued under the 2006 Incentive Plan.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Stock-Based Compensation (continued)

A summary of activity for SUAs under the Company’s 2006 Incentive Plan for the six months ended June 30, 2015 is as follows:

	Number of Shares	Aggregate Intrinsic Value (1)
		(000s)
Unvested, December 31, 2014	121,625
Granted	43,950
Forfeited/expired	(15,297)
Converted to common stock	(39,814)
Unvested, June 30, 2015	110,464	$1,638
Available for grant, June 30, 2015	118,232

(1)	The aggregate intrinsic value on this table was calculated based on the closing market value of the Company’s stock on June 30, 2015 ($14.83).

Expired Plans

As of June 30, 2015, all options to acquire common stock that had been outstanding on December 31, 2014, were either exercised or expired without having been exercised. A summary of stock option activity for the Company’s expired stock option plans for the six months ended June 30, 2015 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(000s)
Outstanding, December 31, 2014	136,050	$14.40
Granted	-	-
Exercised	(134,350)	$14.40
Terminated/Expired	(1,700)	$14.40
Outstanding, June 30, 2015	-	-	-	$-
Exercisable, June 30, 2015	-	-	-	$-
Available for grant, June 30, 2015	-

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Stock-Based Compensation (continued)

All Stock-Based Compensation Plans

As of June 30, 2015, a total of 228,696 shares of common stock were reserved for issuance under the 2006 Incentive Plan. As of June 30, 2015, the unamortized fair value of awards relating to outstanding SUAs and options was $1.5 million, which is expected to be amortized over a weighted average period of 3.0 years.

4.	Basic and Diluted Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The number of dilutive common equivalent shares outstanding during the period is determined in accordance with the treasury-stock method. Common equivalent shares consist of common stock issuable upon the exercise of outstanding options and common stock issuable upon the vesting of outstanding, unvested SUAs.

Basic and diluted weighted average common shares outstanding are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
	(in thousands)
Weighted average common shares outstanding, basic	5,399	5,353	5,387	5,335
Dilutive common equivalent shares	9	22	10	32
Weighted average common shares outstanding, diluted	5,408	5,375	5,397	5,367

5.	Fair Value Measurements

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

On July 28, 2015, the Company declared a quarterly dividend of $0.15 per share for a total of $813 thousand, which will be paid on August 18, 2015 to shareholders of record on August 7, 2015.

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

On March 20, 2014, the Company entered into an equipment financing arrangement with Banc of America Leasing & Capital, LLC (the “Lender”), which it amended on August 8, 2014, including a Master Loan and Security Agreement and related documentation (collectively the “Equipment Loan Arrangement”) which provided the Company with the ability to finance, at its option, up to $7.5 million of new and used equipment purchases. Each such purchase financed under the Equipment Loan Arrangement was documented by the execution of an equipment note. Each note has a maturity date of 60 months from the applicable loan date, and bears interest at the then current 30-day LIBOR rate + 2.00%. Principal and interest are payable over the 60-month repayment period and principal is repayable without premium or penalty. Borrowings under the Equipment Loan Arrangement are secured by a first priority security interest in the equipment acquired with the proceeds of the equipment notes. Under the Equipment Loan Arrangement, the Company is subject to a maximum quarterly funded debt to EBITDA ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all loan covenants as of June 30, 2015.

Under the Equipment Loan Arrangement, the Company executed notes on March 24, 2014, May 22, 2014, June 13, 2014 and August 8, 2014 in the amounts of $1.1 million, $1.9 million, $3.0 million and $1.0 million, respectively, for total borrowings of $7.0 million. The interest rate for these notes for the quarter ended June 30, 2015 was 2.18%, and represented $31,478 of interest expense. As of June 30, 2015, the interest rate was 2.18% and there was $5.5 million of outstanding debt related to these notes.

The annual repayment requirements for debt obligations as of June 30, 2015 were as follows (in 000’s):

2015	$700
2016	1,400
2017	1,400
2018	1,400
2019	648
Total long-term debt	5,548
Less current portion of long-term debt	(1,400)
Total long-term debt, net of current portion	$4,148

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

OVERVIEW

Revenues for the second quarter of 2015 were $7.0 million, a decrease of 9% from second quarter 2014 revenue of $7.7 million. The Company reported net income of $0.05 per diluted share for the three months ended June 30, 2015 and $0.16 for the same period in 2014. The decrease in earnings was primarily the result of lower revenue compared to last year’s record second quarter, as well as an increase in expenses in certain key areas, including information technology and expenses incurred to increase capacity in anticipation of an increase in expected volume from an opportunity in Brazil. The testing from the opportunity in Brazil was expected to begin in June 2015. Due to administrative issues in implementation, there was a delay in the start of the testing. However, the Brazil testing related to a law that was passed, so we expect testing to begin in the near-term. At June 30, 2015, the Company had $2.1 million of cash. The Company distributed $809 thousand or $0.15 per share of cash dividends to its shareholders in the three months ended June 30, 2015. The Company has paid 75 consecutive quarterly cash dividends.

RESULTS OF OPERATIONS

Revenues were $7.0 million for three months ended June 30, 2015 compared to revenues of $7.7 million for the three months ended June 30, 2014, representing a decrease of 9%. The decrease in revenues for the three months ended June 30, 2015 was a result of a decrease in testing volume of 10%. The average revenue per sample increased 1% from the comparative period in 2014. Revenues for the six months ended June 30, 2015 were $13.8 million, representing a decrease of 7% in revenues from the comparable period of 2014 of $14.7 million. The decrease was primarily due to a decrease in volume, as test samples decreased 7% from the first half of 2014.

Gross profit decreased $0.6 million to $3.3 million for the three months ended June 30, 2015, compared to $3.9 million for the same period in 2014. Direct costs decreased by $71 thousand or 2% for the three months ended June 30, 2015 compared to the same period in 2014. The gross profit margin was 47% for the three months ended June 30, 2015 and 51% for the comparable period of 2014. The decrease in margin was attributable to lower sales. Gross profit for the six months ended June 30, 2015 decreased $1.1 million to $6.6 million compared to $7.7 million for the comparable period in 2014. Direct costs increased by $97 thousand or 1% for the six months ended June 30, 2015 when compared to the same period in 2014. The gross profit margin for the six month period ended June 30, 2015 was 48% compared to 52% for the comparable period in 2014. The decrease in margin was attributable to lower sales.

General and administrative (“G&A”) expenses were $1.2 million for the three months ended June 30, 2015, compared to $1.1 million for the same period in 2014. As a percentage of revenue, G&A expenses were 16% for the three months ended June 30, 2015 and 15% for the same period in 2014. General and administrative expenses were $2.3 million for the six months ended June 30, 2015 and 2014. As a percentage of revenue, G&A expenses were 17% and 16% for the six months ended June 30, 2015 and 2014, respectively.

Marketing and selling expenses were $1.3 million for the three months ended June 30, 2015, compared to $1.2 million for the same period in 2014. Total marketing and selling expenses represented 19% of revenue for the three months ended June 30, 2015, compared to 15% for the comparable period of 2014. Marketing and selling expenses were $2.6 million for the six months ended June 30, 2014, compared to $2.3 million for the same period in 2014. Total marketing and selling expenses represented 19% of revenue for the six months ended June 30, 2015, compared to 15% for the comparable period of 2014. The increase was driven by additional personnel and additional support for customer related strategic information systems.

Research and development (“R&D”) expenses for the three months ended June 30, 2015 were $437 thousand compared to $277 thousand for the comparable period of 2014, an increase of 58%. R&D expenses represented 6% and 4% of revenue for the three months ended June 30, 2015 and 2014, respectively. Research and development expenses for the six months ended June 30, 2015 were $893 thousand compared to $622 thousand in the prior year. R&D expenses represented 6% and 4% of revenue for the six months ended 2015 and 2014, respectively. The increase in R&D expenses related to additional tests of drugs of abuse and new testing processes.

Provision for income taxes During the three months ended June 30, 2015 and 2014, the Company recorded tax provisions of $73 thousand and $466 thousand, respectively. These provisions represented effective tax rates of 22% for the three months ended June 30, 2015 and 35% for the comparable period of 2014. During the six months ended June 30, 2015 and June 30, 2014, the Company recorded tax provisions of $213 thousand and $879 thousand, respectively. These provisions represented effective tax rates of 29% for the six month period ended June 30, 2015 and 35% for the comparative period last year. The reduction in tax rate is driven by two factors: the Company’s state tax rate was reduced in 2015 which reduced the Company’s state deferred tax liability; and the Company received additional R&D tax credits which were not utilized in the comparable period in 2014. The Company expects the year-end tax rate to be approximately 34%.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2015, the Company had approximately $2.1 million of cash. The Company's operating activities generated net cash of $1.8 million for the six months ended June 30, 2015. Investing activities used $919 thousand of cash while financing activities used $2.4 million of cash during the first six months of 2015.

Cash provided by operating activities of $1.8 million reflected net income of $530 thousand adjusted for depreciation and amortization of $707 thousand and stock-based compensation of $343 thousand. This was affected by the following changes in assets and liabilities: an increase in accounts receivable of $438 thousand, a decrease in prepaid expenses, other current assets and income tax receivable of $877 thousand, a decrease in accounts payable of $256 thousand, an increase in accrued expenses of $178 thousand and an increase for deferred income taxes of $167 thousand.

Cash used in investing activities included equipment and leasehold improvements of $699 thousand which were purchased during the first half of 2015. We anticipate spending $300 thousand to $600 thousand in additional capital purchases for the remainder of 2015.

Cash used by financing activities of $2.4 million included cash dividends to shareholders of $1.6 million and $700 thousand from payments on long term debt. On July 28, 2015, the Company declared a quarterly dividend of $0.15 per share for an estimated total of $813 thousand, which will be paid on August 18, 2015 to shareholders of record on August 7, 2015.

Contractual obligations and other commercial commitments as of June 30, 2015 were as follows:

	Less Than One Year	1-3 Years	4-5 years	After 5 Years	Total
	(in thousands)
Debt principal	$1,400	$2,800	$1,348	$-	$5,548
Operating leases	771	523	-	-	1,294
Total	$2,171	$3,323	$1,348	$-	$6,842

At June 30, 2015, the Company's principal sources of liquidity included an aggregate of approximately $2.1 million of cash. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital expenditures for the next 12 months. Depending upon the Company's results of operations and capital needs, the Company may use various financing sources to raise additional funds, although the Company does not have any such plans at this time.

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

Capitalized Development Costs

The Company capitalizes costs related to significant software projects developed or obtained for internal use. Costs incurred during the preliminary project work stage or conceptual stage, such as determining the performance requirements, system requirements and data conversion, are expensed as incurred. Costs incurred in the application development phase, such as coding, testing for new software and upgrades that result in additional functionality, are capitalized and are amortized using the straight-line method over the useful life of the software for 5 years. Costs incurred during the post-implementation/operation stage, including training costs and maintenance costs, are expensed as incurred. The Company capitalized internally developed software costs of $220 thousand and $247 thousand for the six months ended June 30, 2015 and 2014, respectively. Determining whether particular costs incurred are more properly attributable to the preliminary or conceptual stage, and thus expensed, or to the application development phase, and thus capitalized and amortized, depends on subjective judgments about the nature of the development work, and our judgments in this regard may differ from those made by other companies. General and administrative costs related to developing or obtaining such software is expensed as incurred.

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

The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. Interest and penalties related to income tax matters are recognized as a general and administrative expense. The Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued as of June 30, 2015 or December 31, 2014.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, our Chief Executive Officer and our Vice President - Finance performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Vice President - Finance concluded that the Company’s disclosure controls and procedures were effective for ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and disclosed within the time periods specified in the SEC’s rules and forms, and that its disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these internal controls over financial reporting subsequent to the date of the most recent evaluation.

PART II OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of treasury stock in the six months of 2015.

Item 6. Exhibits

See Exhibit Index included in this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation

Date: July 31, 2015	By:	/s/ Raymond C. Kubacki
Raymond C. Kubacki
Chairman and Chief Executive Officer
(principal executive officer)

Date: July 31, 2015	By:	/s/ Neil L. Lerner
Neil L. Lerner
Vice President - Finance
(principal accounting officer)

PSYCHEMEDICS CORPORATION

FORM 10-Q

June 30, 2015

EXHIBIT INDEX

