Form 10-Q
period 2015-09-30
PSYCHEMEDICS CORP
filed 2015-10-29
CIK 806517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at October 23, 2015 was 5,422,541.

PSYCHEMEDICS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PSYCHEMEDICS CORPORATION

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2015	2014

ASSETS
Current Assets:
Cash and cash equivalents	$1,721,894	$3,612,153
Accounts receivable, net of allowance for doubtful accounts of $61,992 in 2015 and $95,525 in 2014	5,453,164	4,078,133
Prepaid expenses and other current assets	1,286,774	689,995
Income tax receivable	435,195	1,819,743
Deferred tax assets	601,667	376,529

Total Current Assets	9,498,694	10,576,553
Fixed Assets, net of accumulated amortization and depreciation of $6,537,560 in 2015 and $5,788,551 in 2014	13,070,787	12,740,131
Other assets	758,968	761,025

Total Assets	$23,328,449	$24,077,709

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$635,444	$845,071
Accrued expenses	1,399,705	1,351,333
Current portion of long-term debt	1,619,633	1,399,925

Total Current Liabilities	3,654,782	3,596,329

Long-term debt	4,677,045	4,848,158
Deferred tax liabilities, long-term	2,796,666	2,796,666
Total Liabilities	11,128,493	11,241,153

Commitments and Contingencies (Notes 6 and 7)

Shareholders' Equity:
Preferred-stock, $0.005 par value, 872,521 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.005 par value; 50,000,000 shares authorized 6,090,671 shares issued in 2015 and 6,043,191 shares issued in 2014	30,453	30,216
Additional paid-in capital	29,919,589	29,454,023
Accumulated deficit	(7,668,297)	(6,565,894)
Less - Treasury stock, at cost, 668,130 shares	(10,081,789)	(10,081,789)

Total Shareholders' Equity	12,199,956	12,836,556

Total Liabilities and Shareholders' Equity	$23,328,449	$24,077,709

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues	$7,084,265	$7,704,047	$20,841,415	$22,443,005
Cost of revenues	3,627,582	3,734,470	10,776,122	10,786,382

Gross profit	3,456,683	3,969,577	10,065,293	11,656,623

Operating Expenses:
General & administrative	1,229,441	1,155,099	3,528,020	3,467,863
Marketing & selling	1,284,016	1,206,479	3,894,614	3,470,588
Research & development	392,042	363,788	1,284,914	986,201

Total Operating Expenses	2,905,499	2,725,366	8,707,548	7,924,652

Operating income	551,184	1,244,211	1,357,745	3,731,971
Other expense, net	(30,411)	(33,941)	(94,614)	(29,157)

Net income before provision for income taxes	520,773	1,210,270	1,263,131	3,702,814

(Benefit from) / provision for income taxes	(275,612)	293,370	(63,106)	1,172,836

Net income and comprehensive income	$796,385	$916,900	$1,326,237	$2,529,978

Basic net income per share	$0.15	$0.17	$0.25	$0.47

Diluted net income per share	$0.15	$0.17	$0.25	$0.47

Dividends declared per share	$0.15	$0.15	$0.45	$0.45

Weighted average common shares outstanding, basic	5,422,541	5,375,061	5,399,131	5,348,730

Weighted average common shares outstanding, diluted	5,424,989	5,389,425	5,406,053	5,375,472

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,326,237	$2,529,978

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,102,112	751,306
Stock-based compensation	514,422	448,417

Changes in assets and liabilities:
Accounts receivable	(1,375,031)	(1,388,452)
Prepaid expenses, other current assets, and income tax receivable	787,769	286,221
Accounts payable	(209,627)	172,696
Accrued expenses	43,335	(667,621)
Deferred income taxes	(225,138)	(176,648)
Net cash provided by operating activities	1,964,079	1,955,897

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(1,091,683)	(6,993,673)
Cost of internally developed software	(310,981)	(321,394)
Other assets	(23,011)	(202,283)
Net cash used in investing activities	(1,425,675)	(7,517,350)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	91,556	47,564
Proceeds from issuance of stock, net of tax withholding	(140,175)	(36,968)
Proceeds from equipment financing	1,098,539	6,999,626
Payments of equipment financing	(1,049,944)	(401,562)
Cash dividends paid	(2,428,639)	(2,406,007)
Net cash provided by (used in) financing activities	(2,428,663)	4,202,653

Net decrease in cash and cash equivalents	(1,890,259)	(1,358,800)
Cash and cash equivalents, beginning of period	3,612,153	3,970,512
Cash and cash equivalents, end of period	$1,721,894	$2,611,712

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$2,870	$461,920
Cash paid for interest	$94,385	$42,285
Purchases of equipment through accrued liabilities	$5,037	$191,566

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (“the Company,” “our Company,” “our” or “we”) as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 27, 2015. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2015 may not be indicative of the results that may be expected for the year ending December 31, 2015, or any other period.

2.	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents consisted exclusively of cash in the bank as of December 31, 2014 and September 30, 2015.

3.	Stock-Based Compensation

2006 Equity Incentive Plan

The Company’s 2006 Incentive Plan provides for the grant or issuance to officers, directors, employees and consultants of options with terms of up to ten years, restricted stock, stock unit awards (SUA’s), issuances of stock bonuses or other stock-based awards, covering up to 500,000 shares of common stock. As of September 30, 2015, 70,232 shares remained available for future grant under the 2006 Incentive Plan.

On April 29, 2015 the Company granted SUAs covering 43,950 shares of common stock. On September 15, 2015 the Company granted SUAs covering 1,000 shares of common stock. The SUAs vest over a period of two years for non-employee board members and four years for employees and are convertible into an equivalent number of shares of the Company’s common. Employees are issued shares upon vesting, net of tax withholdings, unless the employee chooses to receive all shares and pay for the associated employment taxes. On September 15, 2015 the Company also granted 47,000 stock options to employees and a director. The stock options become exercisable over a five year period and have a term of 10 years. The options are valued at $1.91, assuming a $10.21 grant price, 6.5 years estimated term, 36% volatility, 2.2% interest rate and a 6% yield rate using a black-scholes model. The Company records compensation expense related to the SUAs and options on a straight-line basis over the vesting term. No other types of equity-based awards have been granted or issued under the 2006 Incentive Plan.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Stock-Based Compensation (continued)

2006 Incentive Plan (“2006 Plan”)

A summary of activity for SUAs under the 2006 Plan for the nine months ended September 30, 2015 is as follows:

	Number of Shares	Aggregate Intrinsic Value (1)
		(000s)
Unvested, December 31, 2014	121,625
Granted	44,950
Forfeited/expired	(15,297)
Converted to common stock	(39,814)
Unvested, March 31, 2015	111,464	$0

(1)	The aggregate intrinsic value on these tables were calculated based on the closing market value of the Company’s stock on September 30, 2015 ($10.05).

As of September 30, 2015, the Company also had outstanding an aggregate of 47,000 options to acquire common stock under the 2006 Plan. A summary of stock option activity for the 2006 Plan for the nine months ended September 30, 2015 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
(000s)
Outstanding, December 31, 2014	-	-
Granted	47,000	$10.21
Exercised	-	-
Terminated/Expired	-	-
Outstanding, September 30, 2015	47,000	$10.21	10 years	$0
Exercisable, September 30, 2015	-	-	-	-

(2)	The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on the September 30, 2013 ($10.05) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option.

As of September 30, 2015, 70,232 shares of common stock were available for grant under the 2006 Plan.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Stock-Based Compensation (continued)

Expired Plans

As of September 30, 2015, all options to acquire common stock that had been outstanding on December 31, 2014, were either exercised or expired without having been exercised. A summary of stock option activity for the Company’s expired stock option plans for the nine months ended September 30, 2015 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(000s)
Outstanding, December 31, 2014	136,050	$14.40
Granted	-	-
Exercised	(134,350)	$14.40
Terminated/Expired	(1,700)	$14.40
Outstanding, September 30, 2015	-	-	-	$-
Exercisable, September 30, 2015	-	-	-	$-
Available for grant, September 30, 2015	-

All Stock-Based Compensation Plans

As of September 30, 2015, a total of 228,696 shares of common stock were reserved for issuance under the 2006 Incentive Plan. As of September 30, 2015, the unamortized fair value of awards relating to outstanding SUAs and options was $1.4 million, which is expected to be amortized over a weighted average period of 3.0 years.

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

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Basic and Diluted Net Income Per Share (continued)

Basic and diluted weighted average common shares outstanding are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
	(in thousands)
Weighted average common shares outstanding, basic	5,423	5,375	5,399	5,349
Dilutive common equivalent shares	2	14	7	26
Weighted average common shares outstanding, diluted	5,425	5,389	5,406	5,375

For the three months ended September 30, 2015 and 2014, options to purchase 89 thousand and 182 thousand common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive. For the nine month period ended September 30, 2015 options to purchase 73 thousand common shares were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive. There were no antidilutive shares for the nine month period ended September 30, 2014.

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

On October 13, 2015, the Company extended the lease 5 years on its facility at 5832 Uplander Way in Culver City, California to December 31, 2020. The estimated minimum lease obligation is $343 thousand, $350 thousand, $357 thousand, $364 thousand, and $371 thousand for 2016, 2017, 2018, 2019 and 2020 respectfully.

On October 28, 2015, the Company declared a quarterly dividend of $0.15 per share for a total of $813 thousand, which will be paid on November 19, 2015 to shareholders of record on November 9, 2015.

7.	Commitments and Contingencies

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. The Company believes that based upon information available to the Company at this time, the expected outcome of these matters would not have a material impact on the Company’s results of operations or financial condition.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

8.	Debt and Other Financing Arrangements

On March 20, 2014, the Company entered into an equipment financing arrangement with Banc of America Leasing & Capital, LLC (the “Lender”), which it amended on August 8, 2014 and September 15, 2015, including a Master Loan and Security Agreement and related documentation (collectively the “Equipment Loan Arrangement”) which provided the Company with the ability to finance, at its option, new and used equipment purchases. The 2014 amendment allowed up to $7.5 million of borrowing through March 2015. To allow for borrowing after the initial period, the arrangement was amended in September 2015 for an additional $1.8 million. Each such purchase financed under the Equipment Loan Arrangement was documented by the execution of an equipment note. Each note has a maturity date of 60 months from the applicable loan date, and bears interest at the then current 30-day LIBOR rate + 2.00%. Principal and interest are payable over the 60-month repayment period and principal is repayable without premium or penalty. Borrowings under the Equipment Loan Arrangement are secured by a first priority security interest in the equipment acquired with the proceeds of the equipment notes. Under the Equipment Loan Arrangement, the Company is subject to a maximum quarterly funded debt to EBITDA ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all loan covenants as of September 30, 2015.

Under the Equipment Loan Arrangement, the Company executed notes on March 24, 2014, May 22, 2014, June 13, 2014, August 8, 2014 and September 15, 2015 in the amounts of $1.1 million, $1.9 million, $3.0 million, $1.0 million and $1.1 million, respectively, for total borrowings of $8.1 million. The interest rate for these notes for the quarter ended September 30, 2015 was 2.19%, and represented $31,411 of interest expense as compared to a rate of 2.15% and interest expense of $33,941 for 2014. For the nine months ended September 30, 2015 the interest rate was 2.18% and represented $95,216 of interest expense as compared to a rate of 2.15% and interest expense of $46,958 for 2014. As of September 30, 2015, the interest rate was 2.20% and there was $6.3 million of outstanding debt related to these notes. As of September 30, 2015, the Company had $0.7 million of debt financing available under this loan agreement.

The annual principal repayment requirements for debt obligations as of September 30, 2015 were as follows (in 000’s):

2015	$405
2016	1,620
2017	1,620
2018	1,620
2019	868
2020	164
Total long-term debt	6,297
Less current portion of long-term debt	(1,620)
Total long-term debt, net of current portion	$4,677

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involves risks and uncertainties. In particular, statements contained in this report which are not historical facts (including, but not limited to, the Company's expectations regarding earnings, earnings per share, revenues, operating cash flows, dividends, future business, growth opportunities, new accounts, customer base, test volume, sales and marketing strategy, business strategy, general and administrative expenses, marketing and selling expenses, research and development expenses, anticipated operating results, foreign drug testing laws and regulations, including effective dates of such laws and regulations, required investments in plant, property and equipment, strategies with respect to governmental agencies and regulations, cost savings, capital expenditures, liquidity of investments and anticipated cash requirements) may be "forward-looking" statements. The Company's actual results may differ from those stated in any "forward-looking" statements. Factors that may cause such differences include, but are not limited to, risks associated with employee hiring practices of the Company’s principal customers, development of markets for new products and services offered by the Company, costs associated with capacity expansion, government regulation (including, but not limited to, Food and Drug Administration regulations and foreign government regulation including Brazilian commercial drivers license drug test regulations), risks associated with the delay in the implementation of new regulations, competition and general economic conditions. With respect to the continued payment of cash dividends, factors include, but are not limited to, available surplus, cash flow, capital expenditure reserves required, debt service obligations, and other factors that the Board of Directors of the Company may take into account.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent the Company’s estimates and assumptions only as of the date of this Report. The Company expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this Report, in order to reflect changes in circumstances or expectations, or the occurrence of unanticipated events, except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” set forth in Part I Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as well as the risks and uncertainties discussed elsewhere in this Report. The Company qualifies all of its forward-looking statements by these cautionary statements. The Company cautions you that these risks are not exhaustive. The Company operates in a continually changing business environment and new risks emerge from time to time.

OVERVIEW

Revenues for the third quarter of 2015 were $7.1 million, a decrease of 8% from third quarter 2014 revenue of $7.7 million. The Company reported net income of $0.15 per diluted share for the three months ended September 30, 2015 and $0.17 for the same period in 2014. The decrease in earnings was primarily the result of lower revenue compared to last year’s record third quarter. Earnings were positively impacted by R&D tax credits related to development of information technology projects of $.09 per diluted share, which was offset by expenses incurred to increase capacity in anticipation of an increase in expected volume from an opportunity in Brazil. The testing from the opportunity in Brazil was initially expected to begin in July 2014 by regulation. However subsequently, a law was passed on March 2, 2015 and signed by the President for testing to start in three months on June 1, 2015. Due to administrative issues in implementation by the Brazilian government, there have been delays in the start of the testing. However, given the legal mandate, we expect testing to begin in the near-term. At September 30, 2015, the Company had $1.7 million of cash. The Company has borrowed $8.1 million through an equipment financing arrangement for the purchase of additional equipment related to expanding capacity. At September 30, 2015, the balance on the notes underlying the equipment financing agreement totaled $6.3 million. The Company has $0.7 million of borrowing capacity available under this agreement. The Company distributed $813 thousand or $0.15 per share of cash dividends to its shareholders in the three months ended September 30, 2015. The Company has paid 76 consecutive quarterly cash dividends.

RESULTS OF OPERATIONS

Revenues were $7.1 million for three months ended September 30, 2015 compared to revenues of $7.7 million for the three months ended September 30, 2014, representing a decrease of 8%. The decrease in revenues for the three months ended September 30, 2015 was a result of a decrease in testing volume of 8%. The average revenue per sample remained the same as the comparative period in 2014. Revenues for the nine months ended September 30, 2015 were $20.8 million, representing a decrease of 7% in revenues from the comparable period of 2014 of $22.4 million. The decrease was primarily due to a decrease in volume, as test samples decreased 7% from the first nine months of 2014. The average revenue per sample remained the same as the comparative period in 2014.

Gross profit was $3.5 million for the three months ended September 30, 2015, compared to $4.0 million for the same period in 2014, representing a decrease of 13%. Direct costs decreased by $107 thousand or 3% for the three months ended September 30, 2015 compared to the same period in 2014, mainly due to the lower volume of samples. As a result of lower sales, the gross profit margin declined to 49% for the three months ended September 30, 2015 from 52% for the comparable period of 2014. Gross profit for the nine months ended September 30, 2015 decreased $1.6 million to $10.1 million. Direct costs were $10.8 million for the nine months ended September 30, 2015 and 2014. The gross profit margin declined to 48% for the nine months ended September 30, 2015 from 52% for the comparable period of 2014, primarily from lower sales.

General and administrative (“G&A”) expenses were $1.2 million for the three months ended September 30, 2015 and 2014. As a percentage of revenue, G&A expenses were 17% for the three months ended September 30, 2015, compared to 15% for the same period in 2014. General and administrative expenses were $3.5 million for the nine months ended September 30, 2015 and 2014. As a percentage of revenue, G&A expenses were 17% for the nine months ended September 30, 2015, compared to 15% for the same period in 2014.

Marketing and selling expenses were $1.3 million for the three months ended September 30, 2015, compared to $1.2 million for the same period in 2014. Total marketing and selling expenses represented 18% of revenue for the three months ended September 30, 2015, compared to 16% for the same period in 2014. Marketing and selling expenses were $3.9 million for the nine months ended September 30, 2015, compared to $3.5 million for the nine months ended September 30, 2014, representing an increase of 12%. Total marketing and selling expenses represented 19% of revenue for the nine months ended September 30, 2015, compared to 16% for the comparable period of 2014. The increase was driven primarily by additional support for customer related strategic information systems.

Research and development (“R&D”) expenses for the three months ended September 30, 2015 were $392 thousand compared to $364 thousand for the comparable period of 2014, an increase of 8%. R&D expenses represented 6% and 5% of revenue for the three months ended September 30, 2015 and 2014, respectively. Research and development expenses for the nine months ended September 30, 2015 were $1.3 million compared to $1.0 million in the prior year, an increase of 30%. R&D expenses represented 6% and 4% of revenue for the nine months ended 2015 and 2014, respectively. The increase in R&D expenses related to additional tests of drugs of abuse and new testing processes.

Provision for income taxes During the three months ended September 30, 2015 the Company recorded a benefit of $276 thousand which consisted of a current year tax provision of $203 thousand, offset by $479 thousand of R&D tax credits. The R&D tax credits were generated from Federal and California 2011 through 2014 amended tax returns. These credits primarily related to the development of several information technology projects. The Company recorded a tax provision of $293 thousand for the three months ended September 30, 2014. The respective benefit and provision represented effective tax rates of (53%) for the three months ended September 30, 2015 and 24% for the comparable period of 2014. The 2014 tax rate for the three months ended September 30, 2014 was also impacted by a California R&D tax credit of $134 thousand. During the nine months ended September 30, 2015, the Company recorded a benefit of $63 thousand, due to the R&D tax credits noted above. For the nine months ended September 30, 2014, the Company recorded a tax provision of $1.2 million. The respective benefit and provisions represented effective tax rates of (5%) for the nine month periods ended September 30, 2015 and 32% for the comparative period last year. The effective tax rate could change by the end of the year based on pre-tax profits and possible changes in tax laws for 2015, including R&D tax credits.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2015, the Company had approximately $1.7 million of cash. The Company's operating activities generated net cash of $2.0 million for the nine months ended September 30, 2015. Investing activities used $1.4 million of cash while financing activities used $2.4 million of cash during the first nine months of 2015.

Cash provided by operating activities of $2.0 million reflected net income of $1.3 million adjusted for depreciation and amortization of $1.1 million and stock-based compensation of $514 thousand. This was affected by the following changes in assets and liabilities: an increase in accounts receivable of $1.4 million, a decrease in prepaid expenses, other current assets and income tax receivable of $788 thousand, a decrease in accounts payable of $210 thousand, an increase in accrued expenses of $43 thousand and an increase for deferred income taxes of $225 thousand.

Cash used in investing activities of $1.4 million included equipment and leasehold improvements of $1.1 million which were purchased during the first nine months of 2015. Additional investing activities included $311 thousand for internally developed software and $23 thousand of other assets. We anticipate spending $200 thousand to $400 thousand in additional capital purchases for the remainder of 2015.

Cash used by financing activities of $2.4 million included cash dividends to shareholders of $2.4 million. The Company paid $1.1 million for payments on long term debt and received $1.1 million of additional equipment financing. On October 27, 2015, the Company declared a quarterly dividend of $0.15 per share for an estimated total of $813 thousand, which will be paid on November 17, 2015 to shareholders of record on November 6, 2015.

Contractual obligations and other commercial commitments as of September 30, 2015 were as follows:

	Less Than One Year	1-3 Years	4-5 years	After 5 Years	Total
	(in thousands)
Debt principal	$1,620	$3,239	$1,438	$-	$6,297
Operating leases	661	396	-	-	1,057
Total	$2,281	$3,635	$1,438	$-	$7,354

The table above does not include the extension of the lease obligation disclosed as a subsequent event.

At September 30, 2015, the Company's principal sources of liquidity included an aggregate of approximately $1.7 million of cash and $702 thousand under the equipment financing arrangement available for future equipment purchases.  The Company had $5.8 million of working capital as of September 30, 2015 and 2014. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital and capital equipment requirements for the next 12 months.   Depending upon the Company's results of operations and capital needs, the Company may use various financing sources to raise additional funds.

CRITICAL ACCOUNTING POLICIES

Management believes the most critical accounting policies are as follows:

Revenue Recognition

The Company is in the business of performing drug and alcohol testing services and reporting the results thereof. The Company’s drug testing services include training for collection of samples and storage of positive samples for its customers for an agreed-upon fee per unit tested of samples. The revenues are recognized when the predominant deliverable, drug testing, is provided and reported to the customer.

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

Capitalized Development Costs

The Company capitalizes costs related to significant software projects developed or obtained for internal use. Costs incurred during the preliminary project work stage or conceptual stage, such as determining the performance requirements, system requirements and data conversion, are expensed as incurred. Costs incurred in the application development phase, such as coding, testing for new software and upgrades that result in additional functionality, are capitalized and are amortized using the straight-line method over the useful life of the software for 5 years. Costs incurred during the post-implementation/operation stage, including training costs and maintenance costs, are expensed as incurred. The Company capitalized internally developed software costs of $311 thousand and $321 thousand for the nine months ended September 30, 2015 and 2014, respectively. Determining whether particular costs incurred are more properly attributable to the preliminary or conceptual stage, and thus expensed, or to the application development phase, and thus capitalized and amortized, depends on subjective judgments about the nature of the development work, and our judgments in this regard may differ from those made by other companies. General and administrative costs related to developing or obtaining such software is expensed as incurred.

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

The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. Interest and penalties related to income tax matters are recognized as a general and administrative expense. The Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued as of September 30, 2015 or December 31, 2014.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity. The long-term debt agreement entered into in March 2014 and amended in September 2015, is subject to the 30 day Libor rate, which changes the Company’s interest rate on a monthly basis. The Company does not expect any changes in this rate to materially affect the Company’s performance.

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

There were no purchases of treasury stock in the first nine months of 2015.

Item 6. Exhibits

See Exhibit Index included in this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation

Date: October 29, 2015	By:	/s/ Raymond C. Kubacki
Raymond C. Kubacki
Chairman and Chief Executive Officer
(principal executive officer)

Date: October 29, 2015	By:	/s/ Neil L. Lerner
Neil L. Lerner
Vice President - Finance
(principal accounting officer)

PSYCHEMEDICS CORPORATION

FORM 10-Q

September 30, 2015

EXHIBIT INDEX

10.1	Form of Incentive Stock Option Agreement used with employees under the 2006 Incentive Plan

10.2	Form of Non Qualified Stock Option Agreement used with employees, non-employee directors and consultants under the 2006 Incentive Plan

10.3	Form of Stock Unit Award Agreement used for non-employee directors under the 2006 Incentive Plan

10.4	Letter Agreement dated September 15, 2015 with Banc of America Leasing & Capital, LLC, together with Equipment Security Note dated September 15, 2015 and Proposal Letter dated August 19, 2015

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

