Form 10-K
period 2015-12-31
PSYCHEMEDICS CORP
filed 2016-02-26
CIK 806517

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). Yes ☐ No ☒

As of June 30, 2015, there were 5,422,541 shares of Common Stock of the Registrant outstanding. The aggregate market value of the Common Stock of the Registrant held by non-affiliates (assuming for these purposes, but not conceding, that all executive officers, directors and 5% shareholders are “affiliates” of the Registrant) as of June 30, 2015 was approximately $58.5 million, computed based upon the closing price of $14.83 per share on June 30, 2015.

As of February 26, 2016, there were 5,422,541 shares of Common Stock of the Registrant outstanding.

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

Factors that may cause such differences include but are not limited to: (1) intense competition in the drug testing industry, particularly among companies that test utilizing hair samples; (2)  risks associated with the development of markets for new products and services offered; (3) risks associated with capacity expansion; (4) risks associated with U.S. government regulations, including, but not limited to, FDA regulations, (5) risks associated with our international operations, including, but not limited to, Brazilian laws, proposed laws and regulations, and currency risks; (6) Psychemedics' ability to maintain its reputation and brand image; (7) the ability of Psychemedics to achieve its business plans, productivity improvements, cost controls, leveraging of its global operating platform, and acceleration of the rate of innovation; (8) information technology system failures and data security breaches; (9) the uncertain global economy; (10) our ability to attract, develop and retain executives and other qualified employees; (11) Psychemedics' ability to obtain and protect intellectual property rights; and (12) changes in economic conditions which affect demand for our products and services.

Additional important factors that could cause actual results to differ materially from expectations reflected in our forward-looking statements include those described in Item 1A, “Risk Factors.”

i

PSYCHEMEDICS CORPORATION

FORM 10-K
ANNUAL REPORT
For the Year Ended December 31, 2015

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

The Company’s primary application of its patented technology is as a testing service that analyzes hair samples for the presence of certain drugs of abuse. The Company’s customized proprietary EIA procedures to drug test hair samples differ from the more commonly used immunoassay procedures employed to test urine samples. The Company’s tests provide quantitative information that can indicate the approximate amount of drug ingested as well as historical data, which can show a pattern of individual drug use over a longer period of time, thereby providing superior detection compared to other types of drug testing. This information is useful to employers for both applicant and employee testing, as well as treatment professionals, law enforcement agencies, school administrators, and parents concerned about their children’s drug use. The Company provides screening and confirmation by mass spectrometry using industry-accepted practices for cocaine, marijuana, PCP, amphetamines (including ecstasy, eve and Adderall) and opiates (including heroin, hydrocodone, hydromorphone, oxycodone, oxymorphone and codeine). In addition, in 2013, the Company launched a hair test for alcohol which also looks back on use over a 90 day period, as our hair drug tests do.

Testing services are currently performed at the Company’s Culver City, California campus located at 5832 Uplander Way and 6100 Bristol Parkway.

Background on Drug Testing with Hair

When certain chemical substances enter the bloodstream, the blood carries these substances to the hair where they become “entrapped” in the protein matrix in amounts approximately proportional to the amount ingested. The Company utilizes a patented drug extraction method followed by a unique enzyme immunoassay (EIA) procedure to identify drugs in the hair. The patented drug extraction method effectively releases drugs from the hair without destroying the drugs, getting virtually 100% of the drug out of the hair. The patented method can be used with a broad range of immunoassay screen techniques and mass spectrometry methods.

The immunoassays produced by the Psychemedics R&D team were uniquely designed specifically to meet and even exceed the standards of radioimmunoassay (“RIAH”), the original testing method created and utilized by the Company prior to 2013. Because Psychemedics is the only hair testing laboratory that manufactures its own screening assays, it has full control over all aspects of its technology, and that powerful advantage facilitated the Company's creation of its EIA assays with equivalence to its own previously FDA-cleared radioimmunoassays.

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

The Company’s decontamination wash protocol and the effects in eliminating surface contamination were analyzed in a study conducted by scientists at the Laboratory of the Federal Bureau of Investigation and published in August 2014 in the Journal of Analytical Toxicology. The FBI concluded that the use of an extended wash protocol of the type used by the Company will exclude false positive results from environmental contact with cocaine. In the study, the FBI cited Psychemedics’ studies published in 1993, 2002, 2004, and 2005, and named our lab director Dr. Michael Schaffer and our lab in its acknowledgments. The FBI study also supported the use of metabolites known as hydroxycocaines as evidence of ingestion. These metabolites were first identified in hair by Psychemedics.

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

In contrast to urinalysis testing, hair testing using the Company’s patented method can provide long-term historical drug use information resulting in a significantly wider window of detection. This window may be several months or longer depending on the length of the hair sample. The Company’s standard test offering, however, uses a 3.9 centimeter length head hair sample cut close to the scalp, which measures use for approximately three months prior to collection of the sample.

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

Hair testing using the Company’s patented method (with mass spectrometry confirmation) further reduces the prospects of error in conducting drug detection tests. Urinalysis testing is more susceptible to problems such as “evidentiary false positives” resulting from passive drug exposure or poppy seeds. To combat this problem, in federally mandated testing, the opiate cutoff levels for urine testing were raised 667% (from 300 to 2,000 ng/ml) on December 1, 1998, and testing for the presence of a heroin metabolite, 6-MAM, was required. These requirements, however, effectively reduced the detection time frame for confirmed heroin use, such that 6-MAM in urine can typically only be detected for several hours post drug use. In contrast, the metabolite 6-MAM is stable in hair and can be detected for months.

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

Hair Alcohol Testing

In 2013, the Company launched a test for alcohol using hair. This test measures average alcohol consumption over a period of approximately three months, indicates the approximate level of alcohol use during that time period, and can provide a behavioral indication of excessive use. The test measures the amount of ethyl glucuronide (EtG) in the hair – a trace metabolite of ethanol and a direct alcohol biomarker. The test follows the guidelines determined by the World Health Organization in association with the Society of Hair Testing for measuring consumption.

Intellectual Property

Certain aspects of the hair analysis method currently used by the Company are covered by US and foreign patents owned by the Company. The Company has been granted a total of ten US patents, including a patent issued to the Company in 2011 that focuses on digesting hair and releasing drugs trapped in the hair without destroying the drugs. This patent can be used with a broad range of immunoassay screen techniques, mass spectrometry methods, and chromatographic procedures. In 2012, the Company received an additional patent that extended the range of the patent received in 2011. Additional patent applications are currently pending in the U.S. and internationally.

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

Most businesses use drug testing to screen job applicants and employees. The Hazeldon Foundation survey from 2007 indicated that 85 percent of human resource (“HR”) professionals believe that drug testing is an effective way to identify substance abuse. The prevalence of drug screening programs reflects a concern that drug use contributes to employee health problems and costs (as the same study found that 62 percent of HR professionals believe that absenteeism is the most significant problem caused by substance abuse and addiction, followed at 49 percent by reduced productivity, a lack of trustworthiness at 39 percent, a negative impact on the company’s external image at 32 percent, missed deadlines at 31 percent, and in certain industries, safety hazards.) It has been estimated that the cost to American businesses is more than $100 billion annually.

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

The Company presents its patented hair analysis method to potential clients as a better technology well suited to employer needs. Field studies and actual client results support the accuracy and superior effectiveness of the Company’s patented technology and its ability to detect varying levels of drug use.

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

In 2013, the Company received 510k clearance from the FDA to market two additional assays utilizing the Company’s custom developed EIA technology.

Research and Development

The Company is continuously engaged in research and development activities. During the years ended December 31, 2015, 2014 and 2013, $1.6 million, $1.3 million and $825 thousand, respectively, were expended for research and development. The Company continues to perform research activities to develop new products and services and to improve existing products and services utilizing the Company’s proprietary technology. The Company also continues to evaluate methodologies to enhance its drug screening capabilities. Additional research using the Company’s proprietary technology is being conducted by outside research organizations through government-funded studies.

Employees

As of December 31, 2015, the Company had 154 full-time equivalent employees, 7 of whom are in R&D. None of the Company’s employees are subject to a collective bargaining agreement.

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

The loss of any of our key personnel could harm our business and prospects. We may not be able to attract and retain personnel necessary for the development of our business. We do not have key personnel under contract other than 3 officers who have agreements providing for severance and non-compete covenants in the event of termination of employment following a change of control. Further, we do not have any key man life insurance for any of our officers or other key personnel.

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

Advances in technology may lead to the development of more cost-effective technologies that can be operated by third parties or customers themselves in their own offices, without requiring the services of a freestanding laboratory. Development of such technology and its use by the Company’s customers could reduce the demand for its testing services and negatively impact our revenues.

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

Our operations could be interrupted by damage to our laboratory facilities.

Our operations are dependent upon the continued use of our laboratories and equipment in Culver City, California. Catastrophic events, including earthquakes, fires or explosions, could damage our laboratories, equipment, scientific data, work in progress or inventories of chemicals and may materially interrupt our business. We employ safety precautions in our laboratory activities in order to reduce the likelihood of the occurrence of certain catastrophic events; however, we cannot eliminate the chance that such events will occur. Rebuilding our facilities could be time consuming and result in substantial delays in fulfilling our agreements with our customers. We maintain business interruption insurance to cover continuing expenses and lost revenue caused by such occurrences. However, this insurance does not compensate us for the loss of opportunity and potential harm to customer relations that our inability to meet our customers’ needs in a timely manner could create.

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

Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. Our results are impacted by the extent to which we are able to gain new customers, both domestically and internationally, and on the hiring practices of our existing customers, which are, in turn, impacted by changes in government requirements regarding testing for drugs of abuse, delays in implementation of such requirements, as well as general economic conditions. Entering into new customer contracts can involve a long lead time. Accordingly, negotiation can be lengthy and is subject to a number of significant risks, including customers’ budgetary constraints and internal reviews. Due to these and other market factors, our operating results could fluctuate significantly from quarter to quarter. In addition, we may experience significant fluctuations in quarterly operating results due to factors such as general and industry-specific economic conditions that may affect the budgets and the hiring practices of our customers.

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

Because we have historically paid dividends, any cessation of our program or reduction in our quarterly dividend could affect our stock price. We have paid dividends on our common stock for 77 consecutive quarters. It is our intent to continue this practice as long as we are able. However, if we are forced to cease this practice or reduce the amount of the regular dividend, due to operating or economic conditions, our stock price could suffer. Further, if the Company ceases its future dividends, a return on investment in our common stock would depend entirely upon future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

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

The Company leases two facilities for laboratory purposes in Culver City, California. The first is 13,900 square feet of space with an additional 9,600 feet of storage space. This facility is leased through December 31, 2020 with an option to renew for an additional two years. In 2014, the Company added a second facility of 16,000 square feet of space. This facility is leased through March 14, 2017 with an option to renew for an additional two years.

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

PART II

     Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NASDAQ Stock Market under the symbol “PMD”. As of February 26, 2016, there were 180 record holders of the Company’s common stock. The number of record owners was determined from the Company’s stockholder records maintained by the Company’s transfer agent and does not include beneficial owners of the Company’s common stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of the Company’s common stock held by others as or in nominee names exceeds 3,000.

The following table sets forth for the periods indicated the range of prices for the Company’s common stock as reported by the NASDAQ Stock Market and dividends declared by the Company.

	High	Low	Dividends
Fiscal 2015:
First Quarter	$16.85	$14.25	$0.15
Second Quarter	17.83	14.10	0.15
Third Quarter	15.10	9.82	0.15
Fourth Quarter	11.80	9.50	0.15
Fiscal 2014:
First Quarter	$18.76	$14.41	$0.15
Second Quarter	17.47	14.06	0.15
Third Quarter	15.39	12.42	0.15
Fourth Quarter	15.46	13.06	0.15

The Company has paid dividends over the past nineteen years. It most recently declared a dividend on February 9, 2016, which will be paid on March 4, 2016. The Company’s current intention is to continue to declare dividends to the extent funds are available and not required for operating purposes or capital requirements, and only then, upon approval by the Board of Directors.

Issuer Purchases of Equity Securities

During 2015, the Company did not repurchase any common shares for treasury.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of common stock of the Company during 2015.

Performance Graph

	2010	2011	2012	2013	2014	2015
Psychemedics Corp.	100.00	117.96	145.63	201.35	214.39	160.15
Russell 2000 Index	100.00	94.60	107.03	146.64	151.81	143.14
NASDAQ Composite Index	100.00	98.20	113.82	157.44	178.53	188.75

Calculated by the Company using www.yahoo.com/finance historical prices

(1)	The above graph assumes a $100 investment on December 31, 2010, through the end of the 5-year period ended December 31, 2015 in the Company’s Common Stock, the Russell 2000 Index and the NASDAQ Composite Index. The prices all assume the reinvestment of dividends.

(2)	The Russell 2000 Index is composed of the smallest 2,000 companies in the Russell 3,000 Index. The Company has been unable to identify a peer group of companies that engage in testing of drugs of abuse, except for large pharmaceutical companies where such business is insignificant to such companies’ other lines of businesses. The Company therefore uses in its proxy statements a peer index based on market capitalization.

(3)	The NASDAQ Composite Index includes companies whose shares are traded on the NASDAQ Stock Market.

Item 6. Selected Financial Data

The selected financial data presented below is derived from our financial statements and should be read in connection with those statements.

	As of and for the Years Ended December 31,
	2015	2014	2013	2012	2011
	(In Thousands, Except for per Share Data)
Revenue	$26,975	$29,205	$26,870	$25,224	$24,090
Gross profit	12,717	15,138	15,394	14,252	14,473
Income from operations	1,471	4,690	5,706	4,936	5,800
Net income	1,511	3,206	3,805	2,980	3,489
Total assets	22,363	24,078	16,550	14,121	13,801
Working capital	4,892	6,980	6,998	7,491	9,217
Shareholders’ equity	11,674	12,837	12,277	11,223	11,035
Basic net income per share	0.28	0.60	0.72	0.57	0.67
Diluted net income per share	0.28	0.60	0.72	0.57	0.67
Cash dividends declared per common share	0.60	0.60	0.60	0.60	0.48

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

Overview

Psychemedics Corporation is the world’s largest provider of hair testing for drugs of abuse, utilizing a patented hair analysis method involving digestion of hair, enzyme immunoassay technology and confirmation by mass spectrometry to analyze human hair to detect abused substances. The Company’s customers include Fortune 500 companies, as well as small to mid-size corporations, schools and governmental entities located in the United States and internationally. During the year ended December 31, 2015, the Company generated $27.0 million in revenue, while maintaining a gross margin of 47% and pre-tax margins of 5%. The Company received $710 thousand of R&D tax credits in 2015, of which $479 thousand related to prior years. At December 31, 2015, the Company had $2.7 million of cash. During 2015, the Company had operating cash flow of $4.6 million and it distributed approximately $3.2 million or $0.60 per share of cash dividends to its shareholders. In addition, the Company spent approximately $1.8 million on equipment, leasehold improvements and software development which was partially financed with a loan of $1.0 million. To date, the Company has paid seventy-seven consecutive quarterly cash dividends.

The following table sets forth, for the periods indicated, the selected statements of operations data as a percentage of total revenue:

	Year Ended December 31,
	2015	2014	2013
Revenue	100.0%	100.0%	100.0%
Cost of revenue	52.9%	48.2%	42.7%
Gross profit	47.1%	51.8%	57.3%

Operating expenses:
General and administrative	16.9%	15.3%	15.5%
Marketing and selling	18.7%	15.8%	17.5%
Research and development	6.0%	4.6%	3.1%
Total operating expenses	41.6%	35.7%	36.1%

Operating income	5.5%	16.1%	21.2%
Other income (expense)	-0.5%	-0.2%	0.4%
Income before taxes	5.0%	15.9%	21.6%
Provision for income taxes	-0.6%	4.9%	7.4%
Net income	5.6%	11.0%	14.2%

Results for the Year Ended December 31, 2015 Compared to Results for the Year Ended December 31, 2014

Revenue decreased $2.2 million or 8% to $27.0 million in 2015 compared to $29.2 million in 2014. This decrease was due to a decrease in volume from both existing customers and from new customers. Volume was negatively impacted by the price of oil and other economic factors which reduced hiring, and consequently testing, with our customer base. Average revenue per sample was unchanged from 2014 to 2015.

Gross profit decreased $2.4 million to $12.7 million in 2015 compared to $15.1 million in 2014. Direct costs increased by $192 thousand from 2014 to 2015. The capacity expansion costs within cost of sales was approximately $1.4 million and included; $0.4 million for hiring and training of additional personnel and $1.0 million for building related costs. The gross profit margin decreased from 52% in 2014 to 47% in 2015.

General and administrative (“G&A”) expenses were $4.6 million in 2015 compared to $4.5 million in 2014, an increase of 2%. As a percentage of revenue, G&A expenses were 16.9% and 15.3% for 2015 and 2014, respectively.

Marketing and selling expenses were $5.1 million in 2015 compared to $4.6 million in 2014, an increase of 9%. The increase was driven by spending on information technology projects supporting the sales function. Total marketing and selling expenses represented 18.7% and 15.8% of revenue for 2015 and 2014, respectively.

Research and development (“R&D”) expenses were $1.6 million in 2015 compared to $1.3 million in 2014, an increase of 21%. R&D expenses increased from additional personnel and supplies used to develop new tests for drugs of abuse as well as process improvements. R&D expenses represented 6.0% and 4.6% of revenue for 2015 and 2014, respectively.

Other income (expense) represented $125 thousand of other expenses for 2015 compared to $57 thousand of other income for 2014. The other expense primarily consists of interest expense related to long term debt.

During the year ended December 31, 2015, the Company recorded a tax benefit of $164 thousand, representing an effective tax rate of (12.2%). The tax rate for 2015 was affected by additional R&D tax credits related to information technology development projects. The Company recognized $479 thousand of R&D tax credits related to these projects for prior years. Without the prior year credits, the 2015 tax rate would have been 23.3%. During the year ended December 31, 2014, the Company recorded a tax provision of $1.4 million, representing an effective tax rate of 30.8%. We expect the tax rate to range from 32% to 34% for the foreseeable future.

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

General and administrative (“G&A”) expenses were $4.5 million in 2014 compared to $4.2 million in 2013, an increase of 8%. In 2014, G&A costs included approximately $0.2 million related to the Company’s capacity expansion project. As a percentage of revenue, G&A expenses were 15.3% and 15.5% for 2014 and 2013, respectively.

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

Liquidity and Capital Resources

At December 31, 2015, the Company had $2.7 million of cash, compared to $3.6 million at December 31, 2014. The Company’s operating activities generated net cash of $4.6 million in 2015, $4.5 million in 2014 and $6.0 million in 2013. Investing activities used $1.8 million in 2015, $7.8 million in 2014 and $1.8 million in 2013. Financing activities used $3.7 million in 2015, generated $3.0 million in 2014 and used $3.3 million in 2013.

Operating cash flow of $4.6 million in 2015 primarily reflected net income of $1.5 million adjusted for depreciation and amortization of $1.7 million, stock compensation expense of $0.7 million, and an increase in net deferred tax liabilities of $0.1 million. This was affected by the following changes in assets and liabilities: a decrease in accounts receivable of $0.5 million, a decrease in accounts payable of $0.1 million, a decrease in accrued expenses of $0.5 million, and a decrease in prepaid expenses (and other current assets) of $0.6 million. While the operating cash flow was $0.1 million greater than in 2014, the net income was down $1.7 million. This was offset by a decrease in income tax receivable of $1.0 million which reduced the current tax due and an increase in depreciation and amortization of $0.7 million due to new equipment and leasehold improvements.

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

Investing cash flow principally reflected the purchase of capital expenditures. Capital expenditures were $1.8 million, $7.6 million, and $1.5 million in 2015, 2014 and 2013, respectively. In 2015, the expenditures related principally to laboratory equipment, computer equipment, new software, and leasehold improvements for the Company’s new facility. Capitalized patent costs were $46 thousand, $244 thousand, and $226 thousand in 2015, 2014, and 2013, respectively.

During 2015, 2014 and 2013, the Company did not repurchase any shares of common stock for treasury. The Company has authorized 750,000 shares for repurchase since June of 1998, of which 250,000 shares of common stock were authorized in March of 2008 for repurchase. Since 1998, a total of 550,684 shares have been repurchased. The Company also distributed $3.2 million of cash dividends to its shareholders in 2015, 2014 and 2013.

At December 31, 2015, the Company’s principal sources of liquidity included approximately $2.7 million of cash and $700 thousand of available credit under its equipment financing arrangement. See Note 10 – Debt and Other Financing to the Financial Statements for further detail on the equipment financing arrangement. Management currently believes that such funds, together with future operating profits, should be adequate to fund anticipated working capital requirements, including debt obligations, and capital expenditures in the near term. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include, issuance of common stock or debt financing, lines of credit, or equipment leasing, although there is no assurance that such financings will be available to the Company on terms it deems acceptable, if at all.

The Company has paid dividends over the past seventy-seven quarters. It most recently declared a dividend in February 2016 which will be paid in March 2016 in the amount of $813 thousand. The Company’s current intention is to continue to declare dividends to the extent funds are available and not required for operating purposes or capital requirements, and only then, upon approval by the Board of Directors. There can be no assurance that in the future the Company will declare dividends.

Contractual obligations as of December 31, 2015 were as follows:

	Payments Due by Period
Contractual Obligation	Less Than 1 Year	1 – 3 Years	4 – 5 Years	Greater Than 5 Years	Total
	(Amounts in Thousands)
Operating leases	$889	$993	$763	$—	$2,645
Loan Obligations	$1,620	$3,239	$1,033	$—	$5,892
Total	$2,509	$4,232	$1,795	$—	$8,537

Purchase Commitment

Operating leases consist of rent obligations for the company’s facilities. The Company has no significant contractual obligation for supply agreements as of December 31, 2015.

Significant Customers

The Company did not have any individual customers that exceeded 10% of revenue for the years ended December 31, 2015, 2014 and 2013. The Company had one customer that accounted for 11% of the total accounts receivable balance as of December 31, 2015. There were no customers who exceeded 10% of the accounts receivable balance as of December 31, 2014 or 2013.

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

The Company recognizes revenue in accordance with Accounting Standards Codification “ASC” 605, “ Revenue Recognition.” In accordance with ASC 605, the Company considers testing, training and storage elements as one unit of accounting for revenue recognition purposes, as the training and storage costs are de minimis and do not have stand-alone value to the customer. The Company recognizes revenue as the service is performed and reported to the customer, since the predominant deliverable in each arrangement is the testing of the units.

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

Capitalized Development Costs

We capitalize costs related to significant software projects developed or obtained for internal use in accordance with U.S. generally accepted accounting standards. Costs incurred during the preliminary project work stage or conceptual stage, such as determining the performance requirements, system requirements and data conversion, are expensed as incurred. Costs incurred in the application development phase, such as coding, testing for new software and upgrades that result in additional functionality, are capitalized and are amortized using the straight-line method over the useful life of the software for 5 years. Costs incurred during the post-implementation/operation stage, including training costs and maintenance costs, are expensed as incurred. We capitalized internally developed software costs of approximately $364 thousand, $403 thousand and $715 thousand during the years ended December 31, 2015, 2014 and 2013, respectively. The software development is for primarily for three projects. Determining whether particular costs incurred are more properly attributable to the preliminary or conceptual stage, and thus expensed, or to the application development phase, and thus capitalized and amortized, depends on subjective judgments about the nature of the development work, and our judgments in this regard may differ from those made by other companies. General and administrative costs related to developing or obtaining such software are expensed as incurred.

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

The Company had net deferred tax liabilities in the amount of $2.5 million at December 31, 2015, which primarily related to depreciation and amortization, an increase of $0.1 million from 2014.

In 2015, the Company had a net tax benefit as a result of R&D tax credits related to information technology projects. This is the first year this benefit was recognized. The benefit from prior years related to these tax credits was $479 thousand. Without the prior year impact, the current year tax rate would have been 23.3%. In 2015, there was $108 thousand of tax credits related to information technology projects. The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. The Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued as of December 31, 2015 or 2014. The Company does not expect the unrecognized tax benefits to change significantly over the next twelve months.

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

Recent Accounting Pronouncements

There were no new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the Financial Statements. See Note 2 – Accounting Policies, to the Financial Statements for further detail on applicable accounting pronouncements that were adopted in 2015.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Required.

Item 8. Financial Statements and Supplementary Data

(a) Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Psychemedics Corporation
Acton, Massachusetts:

We have audited the accompanying balance sheets of Psychemedics Corporation (the “Company”) as of December 31, 2015 and 2014 and the related statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Psychemedics Corporation at December 31, 2015 and 2014 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Boston, Massachusetts
February 26, 2016

PSYCHEMEDICS CORPORATION
BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$2,689,464	$3,612,153
Accounts receivable, net of allowance for doubtful accounts of $58,684 in 2015 and $95,525 in 2014	3,538,765	4,078,133
Prepaid expenses and other current assets	1,060,587	689,995
Income tax receivable	840,122	1,819,743
Deferred tax assets	327,442	376,529

Total Current Assets	8,456,380	10,576,553
Property and equipment:
Computer software	2,745,214	2,361,388
Office furniture and equipment	1,209,307	1,068,264
Laboratory equipment	13,723,760	13,297,548
Leasehold improvements	2,096,334	1,801,482
	19,774,615	18,528,682
Less – accumulated depreciation and amortization	(6,642,501)	(5,788,551)
	13,132,114	12,740,131

Other assets	774,474	761,025

Total Assets	$22,362,968	$24,077,709

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$747,291	$845,071
Accrued expenses	1,197,632	1,351,333
Current portion of long-term debt	1,619,633	1,399,925

Total Current Liabilities	3,564,556	3,596,329

Long-term debt	4,272,137	4,848,158
Deferred tax liabilities, long-term	2,852,745	2,796,666
Total Liabilities	10,689,438	11,241,153

Commitments and Contingencies (Note 9)
Shareholders' Equity:
Preferred stock, $0.005 par value, 872,521 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.005 par value; 50,000,000 shares authorized 6,090,671 shares issued in 2015 and 6,043,191 shares issued 2014, 5,422,541 shares outstanding in 2015 and 5,375,061 shares outstanding in 2014	30,453	30,216
Additional paid-in capital	30,021,604	29,454,023
Less - Treasury stock, at cost, 668,130 shares	(10,081,789)	(10,081,789)
Accumulated deficit	(8,296,738)	(6,565,894)

Total Shareholders' Equity	11,673,530	12,836,556

Total Liabilities and Shareholders' Equity	$22,362,968	$24,077,709

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013

Revenues	$26,975,406	$29,204,818	$26,870,297
Cost of revenues	14,258,465	14,066,652	11,476,263

Gross profit	12,716,941	15,138,166	15,394,034

Operating Expenses:
General & administrative	4,560,684	4,474,654	4,157,597
Marketing & selling	5,053,217	4,625,375	4,704,970
Research & development	1,631,664	1,348,496	825,102

Total Operating Expenses	11,245,565	10,448,525	9,687,669

Operating income	1,471,376	4,689,641	5,706,365
Other income (expense)	(124,588)	(56,576)	92,273

Net income before provision for income taxes	1,346,788	4,633,065	5,798,638

(Benefit from) / provision for income taxes	(164,388)	1,426,984	1,993,428

Net income and comprehensive income	$1,511,176	$3,206,081	$3,805,210

Basic net income per share	$0.28	$0.60	$0.72

Diluted net income per share	$0.28	$0.60	$0.72

Dividends declared per share	$0.60	$0.60	$0.60

Weighted average common shares outstanding, basic	5,405,032	5,355,367	5,299,060

Weighted average common shares outstanding, diluted	5,412,487	5,376,998	5,315,463

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock			Treasury Stock
		$0.005	Paid-In			Accumulated
	Shares	par Value	Capital	Shares	Cost	Deficit	Total

BALANCE, December 31, 2012	5,940,558	29,703	28,460,764	668,130	(10,081,789)	(7,186,009)	11,222,669
Shares issued – vested	36,988	185	(185)	—	—	—	—
Exercise of stock options	4,350	22	20,817	—	—	—	20,839
Tax withholding related to vested shares from employee stock plans	—	—	(154,522)	—	—	—	(154,522)
Stock compensation expense	—	—	538,304	—	—	—	538,304
Excess tax benefit from stock-based compensation plans	—	—	23,534	—	—	—	23,534
Cash dividends declared ($0.60 per share)	—	—	—	—	—	(3,178,909)	(3,178,909)
Net income	—	—	—	—	—	3,805,210	3,805,210
BALANCE, December 31, 2013	5,981,896	29,910	28,888,712	668,130	(10,081,789)	(6,559,708)	12,277,125
Shares issued – vested	52,046	260	(260)	—	—	—	—
Exercise of stock options	9,249	46	32,722	—	—	—	32,768
Tax withholding related to vested shares from employee stock plans	—	—	(147,378)	—	—	—	(147,378)
Stock compensation expense	—	—	608,645	—	—	—	608,645
Excess tax benefit from stock-based compensation plans	—	—	71,582	—	—	—	71,582
Cash dividends declared ($0.60 per share)	—	—	—	—	—	(3,212,267)	(3,212,267)
Net income	—	—	—	—	—	3,206,081	3,206,081
BALANCE, December 31, 2014	6,043,191	$30,216	$29,454,023	668,130	$(10,081,789)	$(6,565,894)	$12,836,556
Shares issued – vested	39,814	199	(199)	—	—	—	—
Exercise of stock options	7,666	38	60,394	—	—	—	60,432
Tax withholding related to vested shares from employee stock plans	—	—	(226,612)	—	—	—	(226,612)
Stock compensation expense	—	—	673,855	—	—	—	673,855
Excess tax benefit from stock-based compensation plans	—	—	60,143	—	—	—	60,143
Cash dividends declared ($0.60 per share)	—	—	—	—	—	(3,242,020)	(3,242,020)
Net income	—	—	—	—	—	1,511,176	1,511,176
BALANCE, December 31, 2015	6,090,671	$30,453	$30,021,604	668,130	$(10,081,789)	$(8,296,738)	$11,673,530

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013

Cash flows from operating activities:
Net income	$1,511,176	$3,206,081	$3,805,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,730,306	1,050,281	872,171
Deferred income taxes	105,166	1,398,711	416,684
Stock compensation expense	673,855	608,645	538,304
Changes in operating assets and liabilities:
Accounts receivable	539,368	290,731	251,904
Prepaid expenses, other current assets and income tax receivable	609,029	(1,185,641)	353,389
Accounts payable	(97,780)	334,521	(159,239)
Accrued expenses	(491,283)	(1,246,096)	(126,876)
Net cash provided by operating activities	4,579,837	4,457,233	5,951,547

Cash flows from investing activities:
Increase in long-term assets; capitalized patent costs	(45,573)	(243,704)	(226,130)
Purchases of property and equipment and capitalized software development costs	(1,752,583)	(7,564,676)	(1,531,632)
Net cash used in investing activities	(1,798,156)	(7,808,380)	(1,757,762)

Cash flows from financing activities:
Dividends paid	(3,242,020)	(3,212,267)	(3,178,909)
Proceeds from stock options and tax withholding related to vested shares from employee stock plans	(106,037)	(43,028)	(110,149)
Proceeds from equipment financing	1,098,539	6,999,626	-
Payments of equipment financing	(1,454,852)	(751,543)	-
Net cash (used in) provided by financing activities	(3,704,370)	2,992,788	(3,289,058)

Net (decrease) increase in cash and cash equivalents	(922,689)	(358,359)	904,727
Cash and cash equivalents, beginning of year	3,612,153	3,970,512	3,065,785
Cash and cash equivalents, end of year	$2,689,464	$3,612,153	$3,970,512

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$39,813	$1,167,920	$1,233,000
Cash paid for interest	$128,250	$77,046	$-
Non-cash investing and financing activities:
Issuance of restricted stock awards	$199	$260	$185
Exercise of stock options	$60,394	$32,722	20,817
Purchases of equipment through accrued liabilities	$337,582	$149,509	$1,161,255

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2015

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

2. Summary of Significant Accounting Policies

Risks and Uncertainties

The Company is subject to a number of risks and uncertainties similar to those of other companies, such as those associated with the continued expansion of the Company’s sales and marketing network, technological developments, intellectual property protection, development of markets for new products and services offered by the Company, the economic health of principal customers of the Company, financial and operational risks associated with expansion of testing facilities used by the Company, government regulation (including, but not limited to, Food and Drug Administration regulations, Brazilian laws, proposed laws and regulations, and delays in implementation of laws and regulations), competition and general economic conditions.

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

Cash Equivalents

All highly liquid investments with original maturities of 90 days or less are considered cash equivalents. These consist of cash savings. As of December 31, 2015 and 2014, there were no investments classified as cash equivalents.

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
December 31, 2015

2. Summary of Significant Accounting Policies  – (continued)

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the assets, using the straight-line method. Repair and maintenance costs are expensed as incurred. The estimated useful lives of the assets are:

Computer software	3 to 5 years
Office furniture and equipment	3 to 7 years
Laboratory equipment	5 to 7 years
Leasehold improvements	Lesser of estimated useful life or estimated lease term

The Company recorded depreciation and amortization related to property and equipment and capitalized software of $1.7 million, $1.0 million, and $844 thousand in 2015, 2014 and 2013 respectively. As of December 31, 2015, there was approximately $3.6 million of new equipment not placed in service.

Capitalized Software Development Costs

We capitalize costs related to significant software projects developed or obtained for internal use. Costs incurred during the preliminary project work stage or conceptual stage, such as determining the performance requirements, system requirements and data conversion, are expensed as incurred. Costs incurred in the application development phase, such as coding, testing for new software and upgrades that result in additional functionality, are capitalized and are amortized using the straight-line method over the useful life of the software for 5 years. Costs incurred during the post-implementation/operation stage, including training costs and maintenance costs, are expensed as incurred. In accordance with Company policy, during the years ended December 31, 2015, 2014 and 2013, we capitalized internally developed software costs of $364 thousand, $403 thousand and $715 thousand, respectively. Amortization expense related to software development costs was $429 thousand, $224 thousand and $145 thousand in 2015, 2014, and 2013, respectively. Determining whether particular costs incurred are more properly attributable to the preliminary or conceptual stage, and thus expensed, or to the application development phase, and thus capitalized and amortized, depends on subjective judgments about the nature of the development work, and our judgments in this regard may differ from those made by other companies. General and administrative costs related to developing or obtaining such software is expensed as incurred.

Other Assets

Other assets primarily consist of capitalized legal costs relating to patent applications. The Company amortizes these costs over the lesser of the legal life or estimated useful life of the patent from the date of grant of the applicable patent. The typical life is twenty years. As of December 31, 2015, 2014, and 2013 the Company had capitalized legal costs relating to outstanding patent applications of $670 thousand, $656 thousand and $498 thousand, respectively. Amortization expense was $32 thousand, $26 thousand, and $28 thousand in 2015, 2014 and 2013, respectively. The amount of amortization related to patent applications is expected to remain below $50 thousand per year for the next five years.

Revenue Recognition

The Company is in the business of performing drug testing services and reporting the results thereof. The Company’s services include, drug testing, training for collection of samples and storage of samples for its customers for an agreed-upon fee per unit tested. The revenues are recognized when the predominant deliverable, drug testing, is performed and reported to the customer.

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
December 31, 2015

2. Summary of Significant Accounting Policies – (continued)

Concentration of Credit Risk and Off-Balance Sheet Risk

The Company has no significant off-balance-sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash and accounts receivable. The Company’s policy is to place its cash in high quality financial institutions. At time, these deposits may exceed federally insured limits. The Company does not believe significant credit risk exists with respect to these institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. The Company does not require collateral.

Significant Customers

The Company did not have any individual customers that exceeded 10% of revenue for the years ended December 31, 2015, 2014 and 2013. The Company had one customer that accounted for 11% of the total accounts receivable balance as of December 31, 2015. There were no customers who exceeded 10% of the accounts receivable balance as of December 31, 2014 or 2013.

Comprehensive Income

The Company’s comprehensive income was the same as net income for the years ended December 31, 2015, 2014 and 2013.

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

Under ASC 718, the Company recorded $674 thousand, $609 thousand and $538 thousand of stock compensation expense in the accompanying statements of income for the years ended December 31, 2015, 2014 and 2013, respectively.

Stock compensation expense by income statement account is as follows:

	2015	2014	2013
Cost of revenues	$100,887	$114,795	$112,348
General & administrative	433,362	372,325	339,098
Marketing and selling	107,853	103,798	77,789
Research and development	31,753	17,727	9,069
Total stock compensation	$673,855	$608,645	$538,304

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

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2015

2. Summary of Significant Accounting Policies  – (continued)

Basic and diluted weighted average common shares outstanding are as follows:

	2015	2014	2013
Weighted average common shares outstanding, basic	5,405,032	5,355,367	5,299,060
Dilutive common equivalent shares	7,455	21,631	16,403
Weighted average common shares outstanding, assuming dilution	5,412,487	5,376,998	5,315,463

For the years ended December 31, 2015 and 2013, options to purchase 80,975 and 152,650 common shares, respectively, were outstanding but not included in the dilutive common equivalent share calculation as their effect would have been anti-dilutive. There were no options to purchase shares that were anti-dilutive for the year ended December 31, 2014.

Financial Instruments

Financial instruments include cash and accounts receivable and accounts payable. Estimated fair values of these financial instruments approximate carrying values due to their short-term nature. The Company has outstanding equipment loans which have an interest rate of the 30-day LIBOR rate + 2.00%. As there is a market interest rate on the loans, the carrying amount is fair value.

Segment Reporting

The Company manages its operations as one segment, drug testing services. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment. Most of the Company’s revenues and all of the Company’s assets are in the United States.

Subsequent Events

The Company evaluated all events and transactions that occurred after December 31, 2015 through the time of filing with the Securities and Exchange Commission of the Company’s annual report on Form 10-K for the year ended December 31, 2015. On February 10, 2016, the Company declared a quarterly dividend of $0.15 per share for a total of $813 thousand, which will be paid on March 4, 2016 to shareholders of record on February 22, 2016. On February 23, 2016, the 2006 Incentive Plan was amended to increase the total number of shares issuable there under from 500,000 shares to 850,000 shares, subject to shareholder approval of such amendment.

Recent Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update No 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes, that simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. Early application for public entities is permitted. The amendments can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We are currently evaluating the provisions of ASU 2015-17, but do not expect it to have a material impact on our financial statements.

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

The standard’s implementation date, as amended by ASU 2015-14, is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our financial statements and have not yet determined the method by which we will adopt the standard in 2018.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2015

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

	2015	2014
Balance, beginning of period	$95,525	$144,921
Provision for (recoveries of) doubtful accounts	(2,966)	44,178
Write-offs	(33,875)	(93,574)
Balance, end of period	$58,684	$95,525

4. Accrued Expenses

Accrued expenses consist of the following:

	2015	2014
Accrued payroll and employee benefits	$211,978	$208,252
Accrued bonus expense	192,113	300,008
Accrued vacation expense	365,952	319,118
Accrued hair collection expense	45,681	147,787
Accrued audit and tax consulting	30,675	104,615
Accrued payable for building maintenance	138,482	85,283
Other accrued expenses	212,751	186,270
Total Accrued Expenses	$1,197,632	$1,351,333

5. Income Taxes

The income tax provision consists of the following:

	2015	2014	2013
Current –
Federal	$(214,297)	$155,602	$1,499,400
State	(55,258)	(127,329)	77,344
	(269,555)	28,273	1,576,744
Deferred –
Federal	544,492	1,363,093	406,116
State	(439,325)	35,618	10,568
	105,167	1,398,711	416,684
Income Tax Provision	$(164,388)	$1,426,984	$1,993,428

A reconciliation of the effective rate with the federal statutory rate is as follows:

	2015	2014	2013
Federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	-22.0%	1.1%	1.1%
Permanent differences	1.3%	-2.7%	0.6%
Stock based compensation	3.9%	0.0%	0.0%
Federal R&D Credits	-29.4%	-1.6%	-1.3%
Effective tax rate	-12.2%	30.8%	34.4%

The Company’s -12.2% effective income tax rate is primarily due to Federal and California research and development (R&D) tax credits. The total benefit recognized from R&D tax credits was $710 thousand in 2015, $208 thousand in 2014 and $75 thousand in 2013, respectively. As of December 31, 2015, there were $95 thousand of Federal tax credit carryforwards from 2015 which have a 20 year carryforward period. As of December 31, 2015, there were $463 thousand of California tax credit carryforwards relating to 2012 to 2015 which have an unlimited carryforward period.

PSYCHEMEDICS CORPORATION

NOTES TO FINANCIAL STATEMENTS
December 31, 2015

The components of the net deferred tax assets included in the accompanying balance sheets are as follows at December 31:

	2015	2014
Deferred tax assets:
Stock-based compensation	$127,754	$168,926
Allowance for doubtful accounts	20,599	33,585
Accrued expenses	115,221	89,212
R&D tax credits	407,705	84,806
	$671,279	$376,529

Deferred tax liabilities:
Prepaid expenses	(57,697)	(44,565)
Excess of tax over book depreciation and amortization	(3,138,885)	(2,752,101)
	(3,196,582)	(2,796,666)
Net deferred tax liabilities	$(2,525,303)	$(2,420,137)

These amounts are shown net on the balance sheets as follows:

	2015	2014
Deferred tax asset short-term	$327,442	$376,529
Deferred tax liability long-term	(2,852,745)	(2,796,666)
Net deferred tax liabilities	$(2,525,303)	$(2,420,137)

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

The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. Interest and penalties related to income tax matters are recognized as a general and administrative expense. The Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued as of December 31, 2015 and 2014. The tax years ended December 31, 2012 through December 31, 2015 remain subject to examination by all major taxing authorities.

6. Preferred Stock

The Board of Directors has the authority to designate authorized preferred shares in one or more series and to fix the relative rights and preferences without vote or action by the stockholders. The Board of Directors has no present plans to designate or issue any shares of preferred stock.

7. Stock-Based Awards

The 2006 Incentive Plan initially adopted in 2006, and amended and restated in 2011, provides for grants of options with terms of up to ten years, grants of restricted stock or stock unit awards (SUAs), issuances of stock bonuses or grants other stock-based awards plus cash based awards, to officers, directors, employees, and consultants. Such shares are issuable out of the Company’s authorized but unissued common stock. As of December 31, 2015, 70,232 shares remained available for future grant under the 2006 Incentive Plan. On February 23, 2016, the 2006 Incentive Plan was further amended to increase the total number of shares issuable there under from 500,000 shares to 850,000 shares, subject to shareholder approval of such amendment.

The fair value of the SUAs is determined by the closing price on the date of grant. The fair value of options is determined using a Black-Scholes model. The SUAs vest over a period of two to four years and are convertible into an equivalent number of shares of the Company’s common stock provided that the employee receiving the award remains continuously employed throughout the vesting period. For the options granted in September 2015, the Company accelerated the expense for employees who had reached retirement age as the agreement guaranteed vesting upon reaching retirement age. Otherwise, the Company records compensation expense related to the SUAs and options on a straight-line basis over the vesting term. Employees are issued shares upon vesting, net of tax withholdings. The Company calculates a forfeiture amount based on stock awards expected to be forfeited from future employee departures. For 2015, the Company estimated (and recorded) $60 thousand of expense would be forfeited.

PSYCHEMEDICS CORPORATION
  NOTES TO FINANCIAL STATEMENTS
December 31, 2015

7. Stock-Based Awards – (continued)

The following table represents all shares granted by the Company under the 2006 Incentive Plan for the last three years:

Grant Date	Type	Shares	Price (1)
September 15, 2015	Options	47,000	$1.91
September 15, 2015	SUA	1,000	$10.21
April 29, 2015	SUA	43,950	$16.10
May 8, 2014	SUA	44,575	$14.97
May 23, 2013	SUA	56,500	$11.45

(1)	The price for the SUA represents the fair value of the award, which was the closing price of the Company’s stock on that date. The price which represents the fair value for options are calculated using the Black-Scholes model. The options granted on September 15, 2015 have contractual lives of 10 years, an exercise price of $10.21 per share and become exercisable ratably over 5 years.

A summary of stock option activity for the Company’s expired stock option plans is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	per Share	Life	Value(2)
Outstanding & exercisable, December 31, 2012	199,838	13.62		$32,492
Granted	—	—
Exercised	(14,988)	8.58		$53,636
Cancelled	(7,900)	13.75
Outstanding & exercisable, December 31, 2013	176,950	14.04		$115,135
Granted	—	—
Exercised	(40,900)	12.84		$157,897
Cancelled	—	—
Outstanding & exercisable, December 31, 2014	136,050	$14.40		$102,038
Granted	—	—
Exercised (3)	(134,350)	14.40		$65,232
Cancelled	(1,700)	—
Outstanding & exercisable, December 31, 2015	-	$-	-	$-

(2)	The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on December 31 of the applicable year exceeded the exercise price of any of the underlying options, multiplied by the number of shares subject to each such option. For value on the exercised stock, the calculation is based on the amount the Company’s stock price at exercise exceeded the exercise price.
(3)	The 134,350 options were exercised on a net basis, resulting in 7,666 shares issued.

A summary of stock option activity for the Company’s current stock option plans is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	per Share	Life	Value(4)
Outstanding & exercisable, December 31, 2014	-	$-		$-
Granted	47,000	10.21
Exercised	-	-
Cancelled	-	-
Outstanding & exercisable, December 31, 2015	47,000	$10.21	9.7 years	$-

(4)	The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on December 31, 2015 ($10.14) exceeded the exercise price of any of the underlying options, multiplied by the number of shares subject to each such option.

(5)	The fair value of the options using the Black-Scholes model is $1.91 per share. This was calculated using an exercise price of $10.21, 10 year terms with an estimated 6.5 year expiration based on vesting schedule, stock price volatility of 36, interest rate of 2.2% and dividend yield of 6%.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2015

7. Stock-Based Awards – (continued)

A summary of stock unit award activity for the Company is as follows:

		Weighted
		Average	Aggregate
	Number of	Period to	Intrinsic
	Shares	Vest	Value(5)
Outstanding & Unvested, December 31, 2012	137,475		$1,477,856
Granted	56,500
Converted to common stock (6)	(50,350)		$577,321
Cancelled	(4,650)
Outstanding & Unvested, December 31, 2013	138,975		$2,041,543
Granted	44,575
Converted to common stock (6)	(61,925)		$922,330
Cancelled	—
Outstanding & Unvested, December 31, 2014	121,625		$1,842,619
Granted	44,950
Converted to common stock (6)	(55,111)		$824,215
Cancelled	—
Outstanding & Unvested, December 31, 2015	111,464	2.7 years	$1,130,245

Available for grant, December 31, 2015	70,232

(6)	The aggregate intrinsic value on this table was calculated based on the closing market price of the Company’s stock. The price at year end was $10.14, $15.15, $14.69, and $10.75 for the years ended December 31, 2015, 2014, 2013 and 2012, respectively. For value on the converted stock, the price used is the price on the vesting date.
(7)	Includes 15,297 shares in 2015, 9,879 shares in 2014, 13,362 shares in 2013, and 9,619 shares in 2012 withheld to cover income taxes.

As of December 31, 2015, a total of 228,696 shares of common stock were reserved for issuance under the various stock plans. As of December 31, 2015, the unamortized fair value of awards relating to SUAs was $1,190,004 to be amortized over a weighted average period of approximately 2.7 years.

8. Employee Benefit Plan

The Psychemedics Corporation 401(k) Savings and Retirement Plan (the 401(k) Plan) is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code. All employees over the age of 21 are eligible to make pre-tax contributions up to a specified percentage of their compensation. Under the 401(k) Plan, the Company may, but is not obligated to, match a portion of the employees’ contributions up to a defined maximum. Matching contributions of $242 thousand, $152 thousand, and $142 thousand were made in the years ended December 31, 2015, 2014 and 2013, respectively.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2015

9. Commitments and Contingencies

Commitments

The Company leases certain of its facilities and equipment under operating lease agreements expiring on various dates through December 2020. Total minimum lease payments, including scheduled increases, are charged to operations on the straight-line basis over the life of the respective lease. Rent expense was approximately $1.0 million, $908 thousand and $605 thousand in 2015, 2014 and 2013, respectively.

At December 31, 2015, minimum commitments remaining under lease agreements were approximately as follows:

Years Ending December 31:	Amount (000’s)
2016	$889
2017	579
2018	414
2019	390
2020	373
Total	$2,645

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

10. Debt and Other Financing Arrangements

On March 20, 2014, the Company entered into an equipment financing arrangement with Banc of America Leasing & Capital, LLC (the “Lender”), which it amended on August 8, 2014 and September 15, 2015, including a Master Loan and Security Agreement and related documentation (collectively the “Equipment Loan Arrangement”) which provided the Company with the ability to finance, at its option, up to $8.8 million of new and used equipment purchases. Each such purchase financed under the Equipment Loan Arrangement is documented by the execution of an equipment note. Each note has a maturity date of 60 months from the applicable loan date, and bears interest at the then current 30-day LIBOR rate + 2.00%. Principal and interest are payable over the 60-month repayment period and principal is repayable without premium or penalty. Borrowings under the Equipment Loan Arrangement are secured by a first priority security interest in the equipment acquired with the proceeds of the equipment notes. Under the Equipment Loan Arrangement, the Company is subject to a maximum quarterly funded debt to EBITDA ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all loan covenants as of December 31, 2015.

Under the Equipment Loan Arrangement, the Company executed notes on March 24, 2014, May 22, 2014, June 13, 2014, August 8, 2014 and September 15, 2015 in the amounts of $1,052,943, $1,935,241, $3,011,816, $999,626 and 1,098,539, respectively, for total borrowings of $8.1 million, of which $1.5 million and $700 thousand was repaid in 2015 and 2014, respectively. The interest rate for these notes for the year ended December 31, 2015 was 2.19%, and represented $128,700 of interest expense. As of December 31, 2015, the interest rate was 2.34%.

The annual principal repayment requirements for debt obligations as of December 31, 2015 are as follows:

2016	$1,619,633
2017	$1,619,633
2018	$1,619,633
2019	$868,090
2020	$164,781
Total long-term debt	$5,891,770
Less current portion of long-term debt	$(1,619,633)
Total long-term debt, net of current portion	$4,272,137

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2015

11. Selected Quarterly Financial Data (Unaudited)

The following are selected quarterly financial data for the years ended December 31, 2015 and 2014:

	Quarter Ended (000’s Except Share Amounts)
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$6,756	$7,001	$7,084	$6,134
Gross profit	3,339	3,270	3,457	2,652
Income from operations	451	356	551	114
Net income and comprehensive income	278	252	796	185
Basic net income per share	0.05	0.05	0.15	0.03
Diluted net income per share	0.05	0.05	0.15	0.03

	Quarter Ended (000’s Except Share Amounts)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$7,045	$7,694	$7,704	$6,762
Gross profit	3,796	3,891	3,970	3,482
Income from operations	1,168	1,320	1,244	958
Net income and comprehensive income	756	857	917	676
Basic net income per share	0.14	0.16	0.17	0.13
Diluted net income per share	0.14	0.16	0.17	0.13

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

As required by Rule 13a-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and its Vice President - Finance, has evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2015. Based on this evaluation, our Chief Executive Officer and Vice President - Finance concluded that the Company’s disclosure controls and procedures were effective for ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that its disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive and financial officers, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Chief Executive Officer and Vice President - Finance, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework , the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Following is a list that sets forth as of February 26, 2016 the names, ages and positions within the Company of all of the Executive Officers of the Company and the Directors of the Company. Each such director has been nominated for reelection at the Company’s 2015 Annual Meeting, to be held on May 12, 2016 at 2:00 P.M. at the The Seaport Hotel, 200 Seaport Boulevard, Boston, Massachusetts.

Name	Age	Position
Raymond C. Kubacki	71	Chairman, Chief Executive Officer, President, Director
Neil Lerner James Dyke	48 51	Vice President, Finance Corporate Vice President, Sales & Marketing
Michael I. Schaffer, Ph.D.	71	Vice President, Laboratory Operations
Harry Connick	90	Director, Audit Committee member, Compensation Committee Member, Nominating Committee member
Walter S. Tomenson, Jr.	69	Director, Audit Committee member, Compensation Committee Member, Nominating Committee member
A. Clinton Allen	72	Director, Audit Committee member, Nominating Committee member
Fred J. Weinert	68	Director, Audit Committee member, Compensation Committee Member, Nominating Committee member

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

Mr. Lerner has served as Vice President, Finance and Treasurer since May 2011. From October 2010 until May 2011, he served as Vice President, Controller. Prior to joining the Company, he served as Director of Operational Accounting at Beacon Roofing Supply, Inc., Corporate Controller with Atlas TMS, Divisional Controller with Mastec, Inc, and multiple financial management roles with Johnson & Johnson. Mr. Lerner is a Certified Public Accountant and has a Masters degree in International Management.

Mr. Dyke joined the Company as Corporate Vice President, Sales and Marketing in 2010. Prior to joining the Company, he held the position of Vice President US Sales and Marketing for Pitney Bowes DMT and worked as a Strategic Sales Consultant. Prior to immigrating to the USA from Canada, he held the position of General Manager DMT United Kingdom and Ireland from 2005 to 2007, and VP/General Manager DMT Canada 2002 to 2005, both with Pitney Bowes Ltd. Since joining the Company, he has served on drug testing industry advisory boards and been an active speaker discussing the challenges of workplace drug abuse.

Dr. Schaffer has served as Vice President of Laboratory Operations since 1999. From 1990 to 1999, he served as Director of Toxicology, Technical Manager and Responsible Person for the Leesburg, Florida laboratory of SmithKline Beecham Clinical Laboratories. From 1990 to 1999, he was also a member of the Board of Directors of the American Board of Forensic Toxicologists. Dr. Schaffer has also served as an inspector for the College of American Pathologists since 1990.

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

Mr. Allen is the Founder and President of the American College of Corporate Directors, a public company director education and credentialing organization.  Mr. Allen also serves as the Chairman of the Board of Collectors Universe,(CLCT : NASDAQ), a member of the board of Brooks Automation (BRKS : NASDAQ), and is Lead Director of LKQ Corporation (LKQ:NASDAQ), a Fortune 500 Company. Mr. Allen had previously served as Vice-Chairman of the Company from 1990 to 2000 and Chairman from 2000 to 2002.  He rejoined the Board as an independent member in 2015.

Mr. Weinert is an entrepreneur whose current activities are concentrated in commercial real estate, international business development and environmental consulting. He served on the Business Advisory Council for the University of Dayton for over 20 years from 1984 until 2005. From 1973 until 1989, Mr. Weinert held various executive positions in the Finance and Operations groups of Waste Management, Inc. and its subsidiaries, including 6 years as the President of Waste Management International, Inc. Mr. Weinert has been a director of the Company since 1991.

The information required by Item 405 of Regulation S-K will be set forth in the Proxy Statement of the Company relating to the 2015 Annual Meeting of Stockholders to be held on May 12, 2016 and is incorporated herein by reference.

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

The information required by Item 407 of Regulation S-K will be set forth in the Proxy Statement of the Company relating to the 2015 Annual Meeting of Stockholders to be held on May 12, 2016 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2015 Annual Meeting of Stockholders to be held on May 12, 2016 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2015 Annual Meeting of Stockholders to be held on May 12, 2016 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2015 Annual Meeting of Stockholders to be held on May 12, 2016 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2015 Annual Meeting of Stockholders to be held on May 12, 2016 and is incorporated herein by reference.

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

PSYCHEMEDICS CORPORATION

Date: February 26, 2016	By:	/s/ RAYMOND C. KUBACKI
Raymond C. Kubacki Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ RAYMOND C. KUBACKI	Chairman, President and Chief Executive Officer, Director	February 26, 2016
Raymond C. Kubacki	(Principal Executive Officer)

/s/ NEIL LERNER	Vice President, Finance	February 26, 2016
Neil Lerner	(Principal Financial and Accounting Officer)

HARRY CONNICK*	Director
Harry Connick

WALTER S. TOMENSON, JR*	Director
Walter S. Tomenson, Jr.

FRED J. WEINERT*	Director
Fred J. Weinert

A. CLINTON ALLEN*	Director
A. Clinton Allen

*By: /s/ RAYMOND C. KUBACKI	Attorney-in-Fact	February 26, 2016
Raymond C. Kubacki

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation filed on August 1, 2002 — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002).
3.2	Amended and Restated By-Laws of the Company — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 31, 2015).
4.1	Specimen Stock Certificate — (Incorporated by reference from the Registrant’s Registration Statement on Form 8-A filed on July 31, 2002).
10.2.1	Lease dated October 6, 1992 with Mitchell H. Hersch, et. al with respect to premises in Culver City, California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992).
10.2.2	Security Agreement dated October 6, 1992 with Mitchell H. Hersch et. al — (Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992).
10.2.3	First Amendment to Lease dated with Mitchell H. Hersch, et.al California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.2.4	Second Amendment to Lease dated with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.2.5	Third Amendment to Lease dated December 31, 1997 with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.2.6	Fourth Amendment to Lease dated May 24, 2005 with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10.2.7	Fifth Amendment to Lease dated November 22, 2011 with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).
10.2.8	Sixth Amendment to Lease dated October 13, 2015 with Mitchell H. Hersch, et.al. California
10.3*	2000 Stock Option Plan, — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002).
10.4*	2006 Incentive Plan, as amended — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 26, 2011).

Exhibit Number	Description
10.5*	Form of Stock Unit Award used with employees and consultants under the 2006 Incentive Plan — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 26, 2011).
10.6*	Form of Stock Unit Award used with non-employee directors under the 2006 Equity Incentive Plan — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 26, 2011).
10.7*	Form of Incentive Stock Option Agreement used with employees under the 2006 Incentive Plan (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)
10.8*	Form of Non Qualified Stock Option Agreement used with employees, non-employee directors and consultants under the 2006 Incentive Plan (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)
10.9*	Form of Stock Unit Award Agreement used with employees, non-employee directors and consultants under the 2006 Incentive Plan (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)
10.10*	Change in control severance agreement with Ray Kubacki dated March 2014. (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed March 8, 2014).
10.11*	Change in control severance agreement with Michael Schaffer dated March 2014. (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed March 8, 2014).
10.12*	Employment offer letter dated April 7, 2010 with James V. Dyke (incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)
10.13*	Change in Control Severance Agreement with James V. Dyke dated February 24, 2015 (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on February 27, 2015)
10.14*	Employment offer letter dated October 25, 2010 with Neil Lerner (incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the year ended December 31, 2010)
10.15	Lease dated March 12, 2015 with Bristol-Culver Associates, LLC and Mountain Organic Farms, LLC with respect to 6100 Bristol parkway premises in Culver City, CA — (Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)
10.16	Loan agreement dated March 20, 2015 with Banc of America Leasing and Capital, LLC — (Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)
10.17	Letter Agreement dated September 15, 2015 with Banc of America Leasing and Capital, LLC, together with Equipment Security Note dated September 15, 2015 and Proposal Letter dated August 19, 2015 — (Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm
24	Power of Attorney
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Vice President - Finance Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Vice President - Finance Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management compensation plan or arrangement