Form 10-Q
period 2016-03-31
PSYCHEMEDICS CORP
filed 2016-04-28
CIK 806517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at April 25, 2016 was 5,422,541.

PSYCHEMEDICS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

PSYCHEMEDICS CORPORATION

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2016	2015

ASSETS
Current Assets:
Cash and cash equivalents	$2,003,701	$2,689,464
Accounts receivable, net of allowance for doubtful accounts of $47,731 in 2016 and $58,684 in 2015	4,819,104	3,538,765
Prepaid expenses and other current assets	1,125,259	1,060,587
Income tax receivable	24,926	840,122
Deferred tax assets	388,104	327,442

Total Current Assets	8,361,094	8,456,380
Fixed Assets, net of accumulated amortization and depreciation of $7,162,360 in 2016 and $6,642,501 in 2015	13,213,779	13,132,114
Other assets	790,848	774,474

Total Assets	$22,365,721	$22,362,968

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$1,294,976	$747,291
Accrued expenses	1,109,588	1,197,632
Current portion of long-term debt	1,741,602	1,619,633

Total Current Liabilities	4,146,166	3,564,556

Long-term debt	4,355,104	4,272,137
Deferred tax liabilities, long-term	2,852,745	2,852,745
Total Liabilities	11,354,015	10,689,438

Commitments and Contingencies (Note 7)

Shareholders' Equity:
Preferred stock, $0.005 par value, 872,521 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.005 par value; 50,000,000 shares authorized 6,090,671 shares issued in 2016 and 2015	30,453	30,453
Additional paid-in capital	30,196,605	30,021,604
Accumulated deficit	(9,133,563)	(8,296,738)
Less - Treasury stock, at cost, 668,130 shares in 2016 and 2015	(10,081,789)	(10,081,789)

Total Shareholders' Equity	11,011,706	11,673,530

Total Liabilities and Shareholders' Equity	$22,365,721	$22,362,968

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) / INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015

Revenues	$6,667,064	$6,755,741
Cost of revenues	3,928,622	3,416,873

Gross profit	2,738,442	3,338,868

Operating Expenses:
General & administrative	1,252,075	1,144,090
Marketing & selling	1,127,654	1,288,481
Research & development	360,458	455,782

Total Operating Expenses	2,740,187	2,888,353

Operating (loss) income	(1,745)	450,515
Interest expense, net	(34,641)	(33,327)

Net (loss) / income before (benefit) from / provision for income taxes	(36,386)	417,188

(Benefit) from / provision for income taxes	(12,942)	139,666

Net (loss) / income and comprehensive (loss) / income	($23,444)	$277,522

Basic net (loss) / income per share	$0.00	$0.05

Diluted net (loss) / income per share	$0.00	$0.05

Dividends declared per share	$0.15	$0.15

Weighted average common shares outstanding, basic	5,422,541	5,375,061

Weighted average common shares outstanding, diluted	5,422,541	5,401,998

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) / income	$(23,444)	$277,522

Adjustments to reconcile net (loss) / income to net cash provided by operating activities:
Depreciation and amortization	529,097	343,115
Stock-based compensation	175,001	160,230

Changes in assets and liabilities:
Accounts receivable	(1,280,339)	(411,733)
Prepaid expenses, other current assets, and income tax receivable	750,523	661,832
Accounts payable	547,685	(426,108)
Accrued expenses	(458,939)	(69,504)
Deferred income taxes	(60,662)	(62,089)
Net cash provided by operating activities	178,922	473,265

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(200,538)	(128,053)
Cost of internally developed software	(30,091)	(66,981)
Other assets	(25,611)	(62,143)
Write-off capitalized patent costs	--	73,602
Net cash used in investing activities	(256,240)	(183,575)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from equipment financing	609,844	--
Payments of equipment financing	(404,908)	(349,981)
Cash dividends paid	(813,381)	(806,260)
Net cash used in financing activities	(608,445)	(1,156,241)

Net decrease in cash and cash equivalents	(685,763)	(866,551)
Cash and cash equivalents, beginning of period	2,689,464	3,612,153
Cash and cash equivalents, end of period	$2,003,701	$2,745,602

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$2,233	$2,870
Cash paid for interest	$34,285	$33,201
Purchases of equipment through accrued liabilities	$370,895	$55,990

See accompanying notes to condensed financial statements

 PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (“the Company,” “our Company,” “our” or “we”) as reported in the Company’s Annual Report on Form 10-K (“10-K”) for the year ended December 31, 2015, filed on February 26, 2016. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2016 may not be indicative of the results that may be expected for the year ending December 31, 2016, or any other period.

2.	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents consisted exclusively of cash in the bank as of December 31, 2015 and March 31, 2016.

3.	Stock-Based Compensation

The Company’s 2006 Equity Incentive Plan (“the Plan”) provides for cash based awards or the grant or issuance of stock-based awards including; options, restricted stock or stock unit awards (SUA’s). As of December 31, 2015, 70,232 shares remained available for future grant under the 2006 Plan. In February 2016, the Board approved an additional 350,000 shares available for grant, subject to shareholder approval at the 2016 annual meeting. There were no other changes to the plan from 2015 as described in the 10-K.

Activity for SUAs under the Plan for the three months ended March 31, 2016 is as follows:

	Number of Shares	Aggregate Intrinsic Value (1)
		(000s)
Unvested, December 31, 2015	111,464
Granted	-
Forfeited/expired	-
Converted to common stock	-
Unvested, March 31, 2016	111,464	$1,533

1) The aggregate intrinsic value on these tables were calculated based on the closing market value of the Company’s stock on March 31, 2016 ($13.75).

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Stock-Based Compensation (continued)

As of March 31, 2016, the Company also had outstanding an aggregate of 47,000 options to acquire common stock under the Plan. A summary of stock option activity for the Plan for the three months ended March 31, 2016 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	per Share	Life	Value (2)
Outstanding, December 31, 2015	47,000	$10.21		$-
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding, March 31, 2016	47,000	$10.21	9.5 years	$-

(2)	The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on the March 31, 2016 ($13.75) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option.

As of March 31, 2016, a total of 578,696 shares of common stock were reserved for issuance under the 2006 Incentive Plan, subject to shareholder approval at the 2016 annual meeting. As of March 31, 2016, the unamortized fair value of awards relating to outstanding SUAs and options was $1.0 million, which is expected to be amortized over a weighted average period of 2.6 years.

4.	Basic and Diluted Net (Loss) / Income Per Share

Basic net loss per share for the three months ended March 31, 2016 was computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share for such period was computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The number of dilutive common equivalent shares outstanding during the period was determined in accordance with the treasury-stock method. Common equivalent shares consisted of common stock issuable upon the exercise of outstanding options and common stock issuable upon the vesting of outstanding, unvested SUAs. Basic and diluted weighted average common shares outstanding for the three months ended March 31, 2016 are as follows:

	Three Months Ended
	March 31,	March 31,
	2016	2015
	(in thousands)
Weighted average common shares outstanding, basic	5,423	5,375
Dilutive common equivalent shares	-	27
Weighted average common shares outstanding, diluted	5,423	5,402

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Basic and Diluted Net Income Per Share (continued)

Options outstanding to purchase common stock were excluded from the computation of diluted net loss per share for the three months ended March 31, 2016 because the effect of including such shares would have been anti-dilutive for the period.

5.	Fair Value Measurements

The Company has financial instruments, such as accounts receivable, accounts payable, and accrued expenses, which are stated at carrying amounts that approximate fair value because of the short maturity of those instruments. The carrying amount of the Company’s long-term debt approximates fair value as the interest rate on the debt approximates the estimated borrowing rate currently available to the company.

6.	Subsequent Events

On April 26, 2016, the Company declared a quarterly dividend of $0.15 per share for a total of $813 thousand, which will be paid on May 18, 2016 to shareholders of record on May 6, 2016.

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

On March 20, 2014, the Company entered into an equipment financing arrangement (“Loan Agreement”) with Banc of America Leasing & Capital, LLC, which it amended on September 15, 2015. The terms of this arrangement are detailed in the 10-K.

On March 23, 2016, under the Loan Arrangement, the Company executed a note in the amount of $609 thousand, for total borrowings of $8.7 million. The weighted average interest rate for all notes related to the Loan Agreement for the quarter ended March 31, 2016 was 2.41%, and represented $34,631 of interest expense as compared to a rate of 2.17% and interest expense of $33,327 for the comparable period in 2015. As of March 31, 2016, the interest rate was 2.43% and there was $6.1 million of outstanding debt related to the loan. As of March 31, 2016, the Company had $0.1 million of debt financing available under the Loan Agreement. The Company was in compliance with all loan covenants as of March 31, 2016.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

8.	Debt and Other Financing Arrangements (continued)

The annual principal repayment requirements for debt obligations as of March 31, 2016 were as follows (in 000’s):

2016	$1,306
2017	1,742
2018	1,742
2019	990
2020	287
2021	30
Total long-term debt	6,097
Less current portion of long-term debt	(1,742)
Total long-term debt, net of current portion	$4,355

9.	Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The new standard will become effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impacts the adoption of this accounting guidance will have on its financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The new standard will become effective beginning with the first quarter of 2017, with early adoption permitted. The Company is currently evaluating the impacts the adoption of this accounting guidance will have on its financial statements.

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

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent the Company’s estimates and assumptions only as of the date of this Report. The Company expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this Report, in order to reflect changes in circumstances or expectations, or the occurrence of unanticipated events, except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” set forth in Part I Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as well as the risks and uncertainties discussed elsewhere in this Report. The Company qualifies all of its forward-looking statements by these cautionary statements. The Company cautions you that these risks are not exhaustive. The Company operates in a continually changing business environment and new risks emerge from time to time.

OVERVIEW

Revenues for the first quarter of 2016 were $6.7 million, a decrease of 1% from first quarter 2015 revenue of $6.8 million. The Company operated near break-even level for the first three months of 2016, recording a loss of $23 thousand compared to a gain of $278 thousand for the same period in 2015. The decrease in earnings was a result of ongoing capacity expansion and ramp up costs in anticipation of future testing volumes from an opportunity in which the Brazilian government has mandated drug testing for professional drivers. While some testing from this Brazil opportunity started in March, the law was not fully implemented as of March 31, 2016. The Company had $2.0 million of cash as of March 31, 2016. The Company has borrowed $8.7 million through an equipment financing arrangement for the purchase of additional equipment related to expanding capacity. At March 31, 2016, the balance on the notes underlying the equipment financing agreement totaled $6.1 million. The Company distributed $813 thousand or $0.15 per share of cash dividends to its shareholders in the three months ended March 31, 2016. The Company has paid 78 consecutive quarterly cash dividends.

RESULTS OF OPERATIONS

Revenues were $6.7 million for three months ended March 31, 2016 compared to revenues of $6.8 million for the three months ended March 31, 2015, representing a decrease of 1%. The decrease in revenues for the three months ended March 31, 2016 was a result of a decrease in average revenue per sample of 2%, partially offset by an increase in testing volume of 1%.

Gross profit was $2.7 million for the three months ended March 31, 2016, compared to $3.3 million for the same period in 2015, representing a decrease of 18%. Direct costs increased by $512 thousand or 15% for the three months ended March 31, 2016 compared to the same period in 2015, mainly due to capacity expansion and ramp up costs. As a result of ongoing capacity expansion and ramp up costs, the gross profit margin declined to 41% for the three months ended March 31, 2016 from 49% for the comparable period of 2015.

General and administrative (“G&A”) expenses were $1.3 million for the three months ended March 31, 2016 compared to $1.1 million for the same period in 2015. As a percentage of revenue, G&A expenses were 19% for the three months ended March 31, 2016, compared to 17% for the same period in 2015.

Marketing and selling expenses were $1.1 million for the three months ended March 31, 2016, compared to $1.3 million for the same period in 2015. Total marketing and selling expenses represented 17% of revenue for the three months ended March 31, 2016, compared to 19% for the same period in 2015. The decrease was driven primarily by a reduction in headcount.

Research and development (“R&D”) expenses for the three months ended March 31, 2016 were $360 thousand compared to $456 thousand for the comparable period of 2015, a decrease of 21%. R&D expenses represented 5% and 7% of revenue for the three months ended March 31, 2016 and 2015, respectively. The decrease in R&D expenses was primarily attributable to a $74 thousand patent expense taken in 2015 from prior capitalized patents which were abandoned by the Company compared to $5 thousand in 2016.

Provision for income taxes During the three months ended March 31, 2016 the Company recorded a tax benefit of $13 thousand, representing an effective tax rate of 36%. During the three months ended March 31, 2015 the Company recorded a tax provision of $140 thousand, representing an effective tax rate or 33% The Company monitors the effective tax rate, and currently expects the annual 2016 rate to be between 31% and 33%.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2016, the Company had approximately $2.0 million of cash. The Company's operating activities generated net cash of $179 thousand for the three months ended March 31, 2016. Investing activities used $256 thousand of cash while financing activities used $608 thousand of cash during the first three months of 2016.

Cash provided by operating activities of $179 thousand reflected net loss of $23 thousand adjusted for depreciation and amortization of $529 thousand and stock-based compensation of $175 thousand. This was affected by the following changes in assets and liabilities: an increase in accounts receivable of $1.3 million, a decrease in prepaid expenses, other current assets and income tax receivable of $751 thousand, an increase in accounts payable of $548 thousand, a decrease in accrued expenses of $459 thousand and a decrease for deferred income taxes of $61 thousand.

Cash used in investing activities included equipment and leasehold improvements of $201 thousand which were purchased during the first quarter of 2016. We anticipate spending $0.5 million to $1.0 million in additional capital purchases for the remainder of 2016.

Cash used by financing activities of $608 thousand included cash dividends to shareholders of $813 thousand and $405 thousand from payments on long term debt, offset by received $610 thousand of additional equipment financing. On April 26, 2016, the Company declared a quarterly dividend of $0.15 per share for an estimated total of $813 thousand, which will be paid on May 18, 2016 to shareholders of record on May 6, 2016.

Contractual obligations and other commercial commitments as of March 31, 2016 were as follows:

	Less Than One Year	1-3 Years	4-5 Years	After 5 Years	Total
	(in thousands)
Debt principal	$1,742	$3,483	$872	$-	$6,097
Operating leases	895	957	647	-	2,499
Total	$2,637	$4,440	$1,519	$-	$8,596

At March 31, 2016, the Company's principal sources of liquidity included an aggregate of approximately $2.0 million of cash and $92 thousand under the equipment financing arrangement available for future equipment purchases.  The Company had $4.2 million and $6.4 million of working capital as of March 31, 2016 and 2015, respectively. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital and capital equipment requirements for the next 12 months.   Depending upon the Company's results of operations and capital needs, the Company may use various financing sources to raise additional funds.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity. The long-term debt agreement entered into in March 2015 and amended in September 2016, is subject to the 30 day Libor rate, which changes the Company’s interest rate on a monthly basis. The Company does not expect any changes in this rate to materially affect the Company’s performance.

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

PART II OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2015 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of treasury stock in the first three months of 2016.

Item 6. Exhibits

See Exhibit Index included in this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation

Date: April 28, 2016	By:	/s/ Raymond C. Kubacki
Raymond C. Kubacki
Chairman and Chief Executive Officer
(principal executive officer)

Date: April 28, 2016	By:	/s/ Neil L. Lerner
Neil L. Lerner
Vice President - Finance
(principal accounting officer)

PSYCHEMEDICS CORPORATION

FORM 10-Q

March 31, 2016

EXHIBIT INDEX

10.1	Equipment Security Note dated March 23 payable to Banc of America Leasing & Capital, LLC,

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase