Form 10-Q
period 2016-06-30
PSYCHEMEDICS CORP
filed 2016-07-28
CIK 806517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at July 25, 2016 was 5,459,720.

PSYCHEMEDICS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

PSYCHEMEDICS CORPORATION

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2016	2015

ASSETS
Current Assets:
Cash and cash equivalents	$2,279,905	$2,689,464
Accounts receivable, net of allowance for doubtful accounts of $41,373 in 2016 and $58,684 in 2015	5,460,101	3,538,765
Prepaid expenses and other current assets	1,241,588	1,060,587
Income tax receivable	-	840,122
Deferred tax assets	488,759	327,442
Total Current Assets	9,470,353	8,456,380
Fixed Assets, net of accumulated amortization and depreciation of $7,695,144 in 2016 and $6,642,501 in 2015	13,259,268	13,132,114
Other assets	813,028	774,474

Total Assets	$23,542,649	$22,362,968

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$988,507	$747,291
Accrued expenses	1,461,183	1,197,632
Accrued income taxes	535,287	-
Current portion of long-term debt	1,741,602	1,619,633
Total Current Liabilities	4,726,579	3,564,556

Long-term debt	3,919,703	4,272,137
Deferred tax liabilities, long-term	3,042,122	2,852,745
Total Liabilities	11,688,404	10,689,438

Commitments and Contingencies (Note 7)

Shareholders' Equity:
Preferred-stock, $0.005 par value, 872,521 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.005 par value; 50,000,000 shares authorized 6,127,850 shares issued in 2016 and 6,090,671 shares issued in 2015	30,639	30,453
Additional paid-in capital	30,280,467	30,021,604
Accumulated deficit	(8,375,072)	(8,296,738)
Less - Treasury stock, at cost, 668,130 shares	(10,081,789)	(10,081,789)

Total Shareholders' Equity	11,854,245	11,673,530

Total Liabilities and Shareholders' Equity	$23,542,649	$22,362,968

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues	$9,700,052	$7,001,409	$16,367,116	$13,757,150
Cost of revenues	4,490,907	3,731,667	8,419,529	7,148,540

Gross profit	5,209,145	3,269,742	7,947,587	6,608,610

Operating Expenses:
General & administrative	1,185,775	1,154,489	2,437,850	2,298,579
Marketing & selling	1,302,034	1,322,117	2,429,688	2,610,598
Research & development	350,205	437,090	710,663	892,872

Total Operating Expenses	2,838,014	2,913,696	5,578,201	5,802,049

Operating income	2,371,131	356,046	2,369,386	806,561
Interest expense, net	(35,492)	(30,877)	(70,133)	(64,204)

Net income before provision for income taxes	2,335,639	325,169	2,299,253	742,357

Provision for income taxes	701,884	72,840	688,942	212,506

Net income	$1,633,755	$252,329	$1,610,311	$529,851

Basic net income per share	$0.30	$0.05	$0.30	$0.10

Diluted net income per share	$0.30	$0.05	$0.30	$0.10

Dividends declared per share	$0.15	$0.15	$0.30	$0.30

Weighted average common shares outstanding, basic	5,443,150	5,399,270	5,432,902	5,387,232

Weighted average common shares outstanding, diluted	5,454,167	5,408,372	5,440,376	5,396,740

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,610,311	$529,851

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,070,847	707,303
Change in excess tax benefit related to stock	-	86,433
Stock-based compensation	348,193	342,992

Changes in assets and liabilities:
Accounts receivable	(1,921,336)	(438,022)
Prepaid expenses, other current assets, and income tax receivable	659,121	876,858
Accounts payable	241,216	(255,519)
Accrued expenses and accrued income taxes	407,216	178,497
Deferred income taxes	28,060	(166,851)
Net cash provided by operating activities	2,443,628	1,861,542

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(709,338)	(699,192)
Cost of internally developed software	(78,837)	(220,019)
Other assets	(56,758)	(149)
Net cash used in investing activities	(844,933)	(919,360)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	-	91,556
Proceeds from issuance of stock, net of tax withholding	(148,644)	(226,610)
Proceeds from equipment financing	609,844	-
Payments of equipment financing	(840,309)	(699,963)
Cash dividends paid	(1,629,145)	(1,615,258)
Net cash used in financing activities	(2,008,254)	(2,450,275)

Net decrease in cash and cash equivalents	(409,559)	(1,508,093)
Cash and cash equivalents, beginning of period	2,689,464	3,612,153
Cash and cash equivalents, end of period	$2,279,905	$2,104,060

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$-	$2,870
Cash paid for interest	$70,559	$64,679
Purchases of equipment through accrued liabilities	$391,622	$266,976

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (“the Company,” “our Company,” “our” or “we”) as reported in the Company’s Annual Report on Form 10-K (“10-K”) for the year ended December 31, 2015, filed on February 26, 2016. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three and six months ended June 30, 2016 may not be indicative of the results that may be expected for the year ending December 31, 2016, or any other period.

2.	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents consisted exclusively of cash in the bank as of December 31, 2015 and June 30, 2016.

3.	Stock-Based Compensation

The Company’s 2006 Equity Incentive Plan (“the Plan”) provides for cash based awards or the grant or issuance of stock-based awards including; options, restricted stock or stock unit awards (SUA’s). As of December 31, 2015, 70,232 shares remained available for future grant under the 2006 Plan. At the 2016 annual meeting, an additional 350,000 shares were approved for grant. There were no other changes to the plan as described in the 10-K.

On May 12, 2016, the Company granted SUAs covering 16,600 shares of common stock and options to acquire up to 120,500 shares of common stock. The SUAs vest over a period of two years for non-employee board members and four years for employees and are convertible into an equivalent number of shares of the Company’s common stock provided that the director or employee receiving the award remains employed throughout the vesting period. The stock options become exercisable over two years for non-employee board members and four years for employees and have a term of 10 years. The options have a fair value of $2.34 per share based on the $13.82 grant price and assuming a 6.25 year estimated term, 33% volatility, 1.75% interest rate and a 5.6% dividend yield rate using a Black-Scholes model. The Company records compensation expense related to the SUAs and options on a straight-line basis over the vesting term. Employees are issued shares upon vesting, in the case of SUA’s or upon exercise of options, net of tax withholdings, unless the employee chooses to receive all shares and pay for the associated employment taxes. No other types of equity-based awards have been granted or issued under the 2006 Incentive Plan.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Stock-Based Compensation (continued)

Activity for SUAs under the Plan for the six months ended June 30, 2016 is as follows:

	Number of Shares	Aggregate Intrinsic Value (1)
		(000s)
Unvested, December 31, 2015	111,464
Granted	16,600
Forfeited/expired	(16,760)
Converted to common stock	(37,179)
Unvested, June 30, 2016	74,125	$1,018

1)	The aggregate intrinsic value on these tables was calculated based on the closing market value of the Company’s stock on June 30, 2016 ($13.74).

Activity for options under the Plan for the six months ended June 30, 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (2)
				(000s)
Outstanding, December 31, 2015	47,000	$10.21
Granted	120,500	$13.82
Exercised	-	-
Terminated/Expired	(7,500)	$13.82
Outstanding, June 30, 2016	160,000	$12.76	9.7 years	$166
Exercisable, June 30, 2016	-	-	-	-

(2)	The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on the June 30, 2016 ($13.74) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option.

As of June 30, 2016, a total of 541,517 shares of common stock were reserved for issuance under the 2006 Incentive Plan. As of June 30, 2016, the unamortized fair value of awards relating to outstanding SUAs and options was $1.3 million, which is expected to be amortized over a weighted average period of 3.0 years. The total number of shares available for grant as of June 30, 2016 was 307,392.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Basic and Diluted Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The number of dilutive common equivalent shares outstanding during the period is determined in accordance with the treasury-stock method. Common equivalent shares consist of common stock issuable upon the exercise of outstanding options and common stock issuable upon the vesting of outstanding, unvested SUAs. Basic and diluted weighted average common shares outstanding for the three and six months ended June 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Weighted average common shares outstanding, basic	5,443	5,399	5,433	5,387
Dilutive common equivalent shares	11	9	7	10
Weighted average common shares outstanding, diluted	5,454	5,408	5,440	5,397

5.	Fair Value Measurements

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

On July 26, 2016, the Company declared a quarterly dividend of $0.15 per share for a total of $819 thousand, which will be paid on August 15, 2016 to shareholders of record on August 5, 2016.

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

On March 23, 2016, under the Loan Arrangement, the Company executed a note in the amount of $609 thousand, for total borrowings of $8.7 million. The weighted average interest rate for all notes related to the Loan Agreement for the quarter ended June 30, 2016 was 2.44%, and represented $35,492 of interest expense as compared to a rate of 2.18% and interest expense of $31,478 for the comparable period in 2015. As of June 30, 2016, the interest rate was 2.44% and there was $5.7 million of outstanding debt related to the loan. As of June 30, 2016, the Company had $0.1 million of debt financing available under the Loan Agreement. The Company was in compliance with all loan covenants as of June 30, 2016.

The annual principal repayment requirements for debt obligations as of June 30, 2016 were as follows (in 000’s):

2016	$870
2017	1,742
2018	1,742
2019	990
2020	287
2021	30
Total long-term debt	5,661
Less current portion of long-term debt	(1,742)
Total long-term debt, net of current portion	$3,919

9.	Significant Customers

The Company had one customer that exceeded 10% of revenue for the quarter ended June 30, 2016. There were no customers that exceeded 10% of revenue for the same period in 2015. The Company had one customer that accounted for 22% and 11% of the total accounts receivable balance as of June 30, 2016 and December 31, 2015, respectively.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

10.	Recent Accounting Pronouncements

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The new standard will become effective beginning with the first quarter of 2017, with early adoption permitted. The Company elected early adoption of ASU 2016-09 in the second quarter of 2016 which was applied using a modified retrospective approach. The adoption of ASU 2016-09 did not materially impact the Company’s financial position, results of operations, equity or cash flows. As a result of our adoption of ASU 2016-09, we recognize the impact of forfeitures when they occur with no adjustment for estimated forfeitures and recognize excess tax benefits as a reduction of income tax expense regardless of whether the benefit reduces income taxes payable. Additionally, we recognize the cash flow impact of such excess tax benefits in operating activities in our condensed statements of cash flows. The cumulative impact upon adoption was a $41 thousand benefit from income taxes and a $60 thousand cumulative adjustment to retained earnings.

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

OVERVIEW

Revenues for the second quarter of 2016 were $9.7 million, an increase of 39% from second quarter 2015 revenue of $7.0 million. The Company reported net income of $1.6 million, or $0.30 per diluted share for the three months ended June 30, 2016 versus $252 thousand, or $0.05 per diluted share for the same period in 2015, an increase of 547%. The increase in revenue and earnings was primarily the result of higher testing volume from Brazil. The Brazil opportunity derived from the implementation of a recently passed Brazilian law requiring a hair drug test for all professional drivers in the country that began to take effect in March 2016. The Company distributed $1.6 million or $0.30 per share of cash dividends to its shareholders in the six months ended June 30, 2016. The Company has paid 79 consecutive quarterly cash dividends.

RESULTS OF OPERATIONS

Revenues were $9.7 million for three months ended June 30, 2016 compared to revenues of $7.0 million for the three months ended June 30, 2015, representing an increase of 39%. The increase was attributable to testing volume from Brazil. Revenues for the six months ended June 30, 2016 were $16.4 million, representing an increase of 19% from the comparable period of 2015 of $13.8 million. This increase was primarily driven from testing volume from Brazil.

Gross profit increased $1.9 million to $5.2 million for the three months ended June 30, 2016, compared to $3.3 million for the same period in 2015. Direct costs increased by $759 thousand or 20% for the three months ended June 30, 2016 compared to the same period in 2015. The gross profit margin was 54% for the three months ended June 30, 2016 and 47% for the comparable period of 2015. The increase in margin was attributable to higher sales. Gross profit for the six months ended June 30, 2016 increased $1.3 million to $7.9 million compared to $6.6 million for the comparable period in 2015. Direct costs increased by $1.3 million or 18% for the six months ended June 30, 2016 when compared to the same period in 2015. The gross profit margin for the six month period ended June 30, 2016 was 49% compared to 48% for the comparable period in 2015.

General and administrative (“G&A”) expenses were $1.2 million for the three months ended June 30, 2016 and 2015. As a percentage of revenue, G&A expenses were 12% for the three months ended June 30, 2016 and 16% for the same period in 2015. General and administrative expenses were $2.4 million for the six months ended June 30, 2016 compared to $2.3 million for the same period in 2015. As a percentage of revenue, G&A expenses were 15% and 17% for the six months ended June 30, 2016 and 2015, respectively.

Marketing and selling expenses were $1.3 million for the three months ended June 30, 2016 and 2015. Total marketing and selling expenses represented 13% of revenue for the three months ended June 30, 2016, compared to 19% for the comparable period of 2015. Marketing and selling expenses were $2.4 million for the six months ended June 30, 2016, compared to $2.6 million for the same period in 2015. Total marketing and selling expenses represented 15% of revenue for the six months ended June 30, 2016, compared to 19% for the comparable period of 2015.

Research and development (“R&D”) expenses for the three months ended June 30, 2016 were $350 thousand compared to $437 thousand for the comparable period of 2015. R&D expenses represented 4% and 6% of revenue for the three months ended June 30, 2016 and 2015, respectively. Research and development expenses for the six months ended June 30, 2016 were $711 thousand compared to $893 thousand in the prior year. R&D expenses represented 4% and 6% of revenue for the six months ended 2016 and 2015, respectively.

Provision for income taxes During the three months ended June 30, 2016 and 2015, the Company recorded tax provisions of $702 thousand and $73 thousand, respectively. These provisions represented effective tax rates of 30% for the three months ended June 30, 2016 and 22% for the comparable period of 2015. During the six months ended June 30, 2016 and June 30, 2015, the Company recorded tax provisions of $689 thousand and $213 thousand, respectively. These provisions represented effective tax rates of 30% for the six month period ended June 30, 2016 and 29% for the comparative period last year. The effective rate for the three months ended June 30, 2016 had an impact of 1.7% due to adoption of ASU 2016-09, excess tax benefits for employee stock based compensation. The Company expects the year-end tax rate to be to be between 31% and 33%.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2016, the Company had approximately $2.3 million of cash. The Company's operating activities generated net cash of $2.4 million for the six months ended June 30, 2016. Investing activities used $845 thousand of cash while financing activities used $2.0 million of cash during the first six months of 2016.

Cash provided by operating activities of $2.4 million reflected net income of $1.6 million adjusted for depreciation and amortization of $1.1 million and stock-based compensation of $348 thousand. This was affected by the following changes in assets and liabilities: an increase in accounts receivable of $1.9 million, a decrease in prepaid expenses, other current assets and income tax receivable of $659 thousand, an increase in accounts payable of $241 thousand, an increase in accrued expenses of $407 thousand and an increase for deferred income taxes of $28 thousand.

Cash used in investing activities primarily included equipment and leasehold improvements of $709 thousand which were purchased during the first six months of 2016. We anticipate spending $0.5 million to $1.0 million in additional capital purchases for the remainder of 2016.

Cash used by financing activities of $2.1 million primarily included cash dividends to shareholders of $1.6 million and $840 thousand from payments on long term debt, offset by $610 thousand of additional equipment financing. On July 26, 2016, the Company declared a quarterly dividend of $0.15 per share for an estimated total of $819 thousand, which will be paid on August 15, 2016 to shareholders of record on August 5, 2016.

Contractual obligations and other commercial commitments as of June 30, 2016 were as follows (in thousands):

	Less Than One Year	1-3 Years	4-5 Years	After 5 Years	Total
Debt principal	$1,742	$3,398	$521	$-	$5,661
Operating leases	798	919	554	-	2,271
Total	$2,540	$4,317	$1,075	$-	$7,932

At June 30, 2016, the Company's principal sources of liquidity included an aggregate of approximately $2.3 million of cash and $92 thousand under the equipment financing arrangement available for future equipment purchases.  The Company had $4.7 million and $5.0 million of working capital as of June 30, 2016 and 2015, respectively. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital equipment expenditures for the next 12 months.  Depending upon the Company's results of operations and capital needs, the Company may use various financing sources to raise additional funds.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity. The Company’s long-term debt agreement is subject to the 30 day Libor rate, which changes the Company’s interest rate on a monthly basis. The Company does not expect any changes in this rate to materially affect the Company’s performance.

Based on our ability to access our cash and cash equivalents, our expected operating cash flows and our other sources of cash; we do not anticipate that any lack of liquidity will materially affect our ability to operate our business.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company’s management under the supervision and with the participation of, the Company’s Chief Executive Officer and Vice President – Finance, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Vice President - Finance concluded that the Company’s disclosure controls and procedures were effective for ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that its disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

There has been no significant change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2015 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of treasury stock in the first six months of 2016.

Item 6. Exhibits

See Exhibit Index included in this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation

Date:	July 28, 2016	By:	/s/ Raymond C. Kubacki
Raymond C. Kubacki
Chairman and Chief Executive Officer
(principal executive officer)

Date:	July 28, 2016	By:	/s/ Neil L. Lerner
Neil L. Lerner
Vice President - Finance
(principal accounting officer)

PSYCHEMEDICS CORPORATION

FORM 10-Q

June 30, 2016

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

