Form 10-Q
period 2016-09-30
PSYCHEMEDICS CORP
filed 2016-10-27
CIK 806517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at October 25, 2016 was 5,460,220.

PSYCHEMEDICS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PSYCHEMEDICS CORPORATION

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2016	2015
ASSETS

Current Assets:
Cash and cash equivalents	$4,111,808	$2,689,464
Accounts receivable, net of allowance for doubtful accounts of $55,743 in 2016 and $58,684 in 2015	6,272,108	3,538,765
Prepaid expenses and other current assets	1,266,409	1,060,587
Income tax receivable	-	840,122
Deferred tax assets	536,097	327,442
Total Current Assets	12,186,422	8,456,380
Fixed Assets, net of accumulated amortization and depreciation of $8,240,883 in 2016 and $6,642,501 in 2015	12,926,146	13,132,114
Other assets	815,987	774,474

Total Assets	$25,928,555	$22,362,968

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$1,144,236	$747,291
Accrued expenses	1,587,584	1,197,632
Accrued income taxes	1,024,102	-
Current portion of long-term debt	1,741,602	1,619,633
Total Current Liabilities	5,497,524	3,564,556

Long-term debt	3,484,303	4,272,137
Deferred tax liabilities, long-term	3,043,911	2,852,745
Total Liabilities	12,025,738	10,689,438

Commitments and Contingencies (Note 7)

Shareholders' Equity:
Preferred-stock, $0.005 par value, 872,521 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.005 par value; 50,000,000 shares authorized 6,128,350 shares issued in 2016 and 6,090,671 shares issued in 2015	30,642	30,453
Additional paid-in capital	30,439,974	30,021,604
Accumulated deficit	(6,486,010)	(8,296,738)
Less - Treasury stock, at cost, 668,130 shares	(10,081,789)	(10,081,789)

Total Shareholders' Equity	13,902,817	11,673,530

Total Liabilities and Shareholders' Equity	$25,928,555	$22,362,968

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues	$11,849,163	$7,084,265	$28,216,279	$20,841,415
Cost of revenues	4,744,273	3,627,582	13,163,802	10,776,122

Gross profit	7,104,890	3,456,683	15,052,477	10,065,293

Operating Expenses:
General & administrative	1,277,988	1,229,441	3,715,838	3,528,020
Marketing & selling	1,374,896	1,284,016	3,804,584	3,894,614
Research & development	347,970	392,042	1,058,633	1,284,914

Total Operating Expenses	3,000,854	2,905,499	8,579,055	8,707,548

Operating income	4,104,036	551,184	6,473,422	1,357,745
Interest expense, net	(33,904)	(30,411)	(104,037)	(94,614)

Net income before income taxes	4,070,132	520,773	6,369,385	1,263,131

Provision for (benefit from) income taxes	1,362,111	(275,612)	2,051,053	(63,106)

Net income	$2,708,021	$796,385	$4,318,332	$1,326,237

Basic net income per share	$0.50	$0.15	$0.79	$0.25

Diluted net income per share	$0.49	$0.15	$0.79	$0.25

Dividends declared per share	$0.15	$0.15	$0.45	$0.45

Weighted average common shares outstanding, basic	5,459,802	5,422,541	5,441,967	5,399,131

Weighted average common shares outstanding, diluted	5,510,042	5,424,989	5,457,368	5,406,053

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,318,332	$1,326,237

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,625,979	1,102,112
Change in excess tax benefit related to stock	–	86,433
Stock-based compensation	507,888	514,422

Changes in assets and liabilities:
Accounts receivable	(2,733,343)	(1,375,031)
Prepaid expenses, other current assets, and income tax receivable	634,300	787,769
Accounts payable	321,524	(209,627)
Accrued expenses and accrued income taxes	1,414,054	43,335
Deferred income taxes	(17,489)	(225,138)
Net cash provided by operating activities	6,071,245	2,050,512

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(1,181,244)	(1,091,683)
Cost of internally developed software	(135,749)	(310,981)
Other assets	(69,110)	(23,011)
Net cash used in investing activities	(1,386,103)	(1,425,675)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	-	91,556
Proceeds from issuance of stock, net of tax withholding	(148,829)	(226,608)
Proceeds from equipment financing	609,844	1,098,539
Payments of equipment financing	(1,275,709)	(1,049,944)
Cash dividends paid	(2,448,104)	(2,428,639)
Net cash used in financing activities	(3,262,798)	(2,515,096)

Net increase (decrease) in cash and cash equivalents	1,422,344	(1,890,259)
Cash and cash equivalents, beginning of period	2,689,464	3,612,153
Cash and cash equivalents, end of period	$4,111,808	$1,721,894

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$921,078	$2,870
Cash paid for interest	$104,710	$94,385
Purchases of equipment through accrued liabilities	$75,421	$5,037

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (“the Company,” “our Company,” “our” or “we”) as reported in the Company’s Annual Report on Form 10-K (“10-K”) for the year ended December 31, 2015, filed on February 26, 2016. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2016 may not be indicative of the results that may be expected for the year ending December 31, 2016, or any other period.

2.	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents consisted exclusively of cash in the bank as of December 31, 2015 and September 30, 2016.

3.	Stock-Based Compensation

The Company’s 2006 Incentive Plan (“the Plan”) provides for cash based awards or the grant or issuance of stock-based awards including; options, restricted stock or stock unit awards (SUA’s).

Activity for SUAs under the Plan for the nine months ended September 30, 2016 was as follows:

	Number of Shares	Aggregate Intrinsic Value (1)
		(000s)
Unvested, December 31, 2015	111,464
Granted	16,600
Forfeited/expired	(16,760)
Converted to common stock	(37,679)
Unvested, September 30, 2016	73,625	$1,462

1)	The aggregate intrinsic value on these tables was calculated based on the closing market value of the Company’s stock on September 30, 2016 ($19.82).

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Stock-Based Compensation (continued)

Activity for options under the Plan for the nine months ended September 30, 2016 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (2)
				(000s)
Outstanding, December 31, 2015	47,000	$10.21
Granted	120,500	$13.82
Exercised	-	-
Terminated/Expired	(7,500)	$13.82
Outstanding, September 30, 2016	160,000	$12.76	9.4 years	$1,130
Exercisable, September 30, 2016	9,400	$10.21	9.0 years	$91

(2)	The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on the September 30, 2016 ($19.82) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option.

As of September 30, 2016, a total of 541,017 shares of common stock were reserved for issuance under the 2006 Incentive Plan. As of September 30, 2016, the unamortized fair value of awards relating to outstanding SUAs and options was $1.1 million, which is expected to be amortized over a weighted average period of 2.8 years. The total number of shares available for grant as of September 30, 2016 was 307,392.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Basic and Diluted Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The number of dilutive common equivalent shares outstanding during the period is determined in accordance with the treasury-stock method. Common equivalent shares consist of common stock issuable upon the exercise of outstanding options and common stock issuable upon the vesting of outstanding, unvested SUAs. Basic and diluted weighted average common shares outstanding for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Weighted average common shares outstanding, basic	5,460	5,423	5,442	5,399
Dilutive common equivalent shares	50	2	15	7
Weighted average common shares outstanding, diluted	5,510	5,425	5,457	5,406

5.	Fair Value Measurements

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

On October 26, 2016, the Company declared a quarterly dividend of $0.15 per share for a total of $819 thousand, which will be paid on November 17, 2016 to shareholders of record on November 7, 2016.

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

On March 20, 2014, the Company entered into an equipment financing arrangement (“Loan Arrangement”) with Banc of America Leasing & Capital, LLC, which it amended on September 15, 2015. The terms of this arrangement are detailed in the 10-K.

On March 23, 2016, under the Loan Arrangement, the Company executed a note in the amount of $609 thousand, for total borrowings of $8.7 million. The weighted average interest rate for all notes related to the Loan Arrangement for the quarter ended September 30, 2016 was 2.5%, and represented $33,904 of interest expense as compared to a rate of 2.2% and interest expense of $30,411 for the comparable period in 2015. The weighted average interest rate for all notes related to the Loan Arrangement for the nine months ended September 30, 2016 was 2.4%, and represented $104,037 of interest expense as compared to a rate of 2.2% and interest expense of $94,614 for the comparable period in 2015. As of September 30, 2016, the interest rate was 2.5% and there was $5.2 million of outstanding debt related to the loan. The Company was in compliance with all loan covenants as of September 30, 2016.

The annual principal repayment requirements for debt obligations as of September 30, 2016 were as follows (in 000’s):

2016	$435
2017	1,742
2018	1,742
2019	990
2020	287
2021	30
Total long-term debt	5,226
Less current portion of long-term debt	(1,742)
Total long-term debt, net of current portion	$3,484

9.	Significant Customers

The Company had one customer that exceeded 10% of revenue for the three and nine months ended September 30, 2016. There were no customers that exceeded 10% of revenue for the same periods in 2015. The Company had one customer that accounted for 29% and 9% of the total accounts receivable balance as of September 30, 2016 and December 31, 2015, respectively.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The new standard will become effective beginning with the first quarter of 2017, with early adoption permitted. The Company elected early adoption of ASU 2016-09 in the second quarter of 2016 which will be applied using a modified retrospective approach. The adoption of ASU 2016-09 did not materially impact the Company’s financial position, results of operations, equity or cash flows. As a result of our adoption of ASU 2016-09, we recognize the impact of forfeitures when they occur with no adjustment for estimated forfeitures and recognize excess tax benefits as a reduction of income tax expense regardless of whether the benefit reduces income taxes payable. Additionally, we recognize the cash flow impact of such excess tax benefits in operating activities in our condensed statements of cash flows. The cumulative impact upon adoption was a $41 thousand benefit from income taxes and a $60 thousand adjustment to retained earnings.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involves risks and uncertainties. In particular, statements contained in this report which are not historical facts (including, but not limited to, the Company's expectations regarding earnings, earnings per share, revenues, operating cash flows, profitability, margins, pricing, dividends, future business, growth opportunities, new accounts, customer base, test volume, sales and marketing strategy, business strategy, general and administrative expenses, marketing and selling expenses, research and development expenses, anticipated operating results, foreign drug testing laws and regulations and the enforcement of such laws and regulations, required investments in plant, property and equipment, strategies with respect to governmental agencies and regulations, cost savings, capital expenditures, liquidity of investments and anticipated cash requirements) may be "forward-looking" statements. The Company's actual results may differ from those stated in any "forward-looking" statements. Factors that may cause such differences include, but are not limited to, risks associated with employee hiring practices of the Company’s principal customers, development of markets for new products and services offered by the Company, costs associated with capacity expansion, government regulation (including, but not limited to, Food and Drug Administration regulations and foreign government regulation including Brazilian commercial drivers license drug test law and regulations), risks associated with the delay in the implementation of new regulations, competition and general economic conditions. With respect to the continued payment of cash dividends, factors include, but are not limited to, available surplus, cash flow, capital expenditure reserves required, debt service obligations, and other factors that the Board of Directors of the Company may take into account.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent the Company’s estimates and assumptions only as of the filing date of this Report. The Company expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the filing date of this Report, in order to reflect changes in circumstances or expectations, or the occurrence of unanticipated events, except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” set forth in Part I Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as well as the risks and uncertainties discussed elsewhere in this Report. The Company qualifies all of its forward-looking statements by these cautionary statements. The Company cautions you that these risks are not exhaustive. The Company operates in a continually changing business environment and new risks emerge from time to time.

OVERVIEW

Revenues for the third quarter of 2016 were $11.8 million, an increase of 67% from third quarter 2015 revenue of $7.1 million. The Company reported net income of $2.7 million, or $0.49 per diluted share for the three months ended September 30, 2016 versus $796 thousand, or $0.15 per diluted share for the same period in 2015, an increase of 240%. The increase in revenue and earnings was primarily the result of higher testing volume from Brazil. The Brazil opportunity derived from the implementation of a recently passed Brazilian law requiring a hair drug test for all professional drivers in the country that began to take effect in March 2016. The Company distributed $2.5 million or $0.45 per share of cash dividends to its shareholders in the nine months ended September 30, 2016. The Company has paid 80 consecutive quarterly cash dividends.

RESULTS OF OPERATIONS

Revenues were $11.8 million for three months ended September 30, 2016 compared to revenues of $7.1 million for the three months ended September 30, 2015, representing an increase of 67%. The increase was attributable to testing volume from Brazil. Revenues for the nine months ended September 30, 2016 were $28.2 million, representing an increase of 35% in revenues from the comparable period of 2015 of $20.8 million. This increase was primarily attributable to testing volume from Brazil.

Gross profit was $7.1 million for the three months ended September 30, 2016, compared to $3.5 million for the same period in 2015, representing an increase of 106%. Direct costs increased by $1.1 million or 31% for the three months ended September 30, 2016 compared to the same period in 2015, mainly due to the higher volume of samples. As a result of the higher sales, the gross profit margin increased to 60% for the three months ended September 30, 2016 from 49% for the comparable period of 2015. Gross profit for the nine months ended September 30, 2016 increased $5.0 million to $15.1 million. Direct costs increased by $2.4 million or 22% for the nine months ended September 30, 2016 compared to the same period in 2015, mainly due to the higher volume of samples. As a result of the higher sales, the gross profit margin increased to 53% for the nine months ended September 30, 2016 from 48% for the comparable period of 2015.

General and administrative (“G&A”) expenses were $1.3 million for the three months ended September 30, 2016, compared to $1.2 million for the same period in 2015. As a percentage of revenue, G&A expenses were 11% for the three months ended September 30, 2016, compared to 17% for the same period in 2015. General and administrative expenses were $3.7 million for the nine months ended September 30, 2016, compared to $3.5 million for the same period in 2015. As a percentage of revenue, G&A expenses were 13% for the nine months ended September 30, 2016, compared to 17% for the same period in 2015.

Marketing and selling expenses were $1.4 million for the three months ended September 30, 2016, compared to $1.3 million for the same period in 2015. Total marketing and selling expenses represented 12% of revenue for the three months ended September 30, 2016, compared to 18% for the same period in 2015. Marketing and selling expenses were $3.8 million for the nine months ended September 30, 2016, compared to $3.9 million for the nine months ended September 30, 2015. Total marketing and selling expenses represented 13% of revenue for the nine months ended September 30, 2016, compared to 19% for the comparable period of 2015.

Research and development (“R&D”) expenses for the three months ended September 30, 2016 were $348 thousand compared to $392 thousand for the comparable period of 2015, a decrease of 11%. R&D expenses represented 3% and 6% of revenue for the three months ended September 30, 2016 and 2015, respectively. Research and development expenses for the nine months ended September 30, 2016 were $1.1 million compared to $1.3 million in the prior year, a decrease of 18%. R&D expenses represented 4% and 6% of revenue for the nine months ended 2016 and 2015, respectively.

Provision for income taxes During the three months ended September 30, 2016 the Company recorded a provision of $1.4 million. For the three months ended September 30, 2015, the Company recorded a benefit of $276 thousand which consisted of a 2015 tax provision of $203 thousand, offset by $479 thousand of R&D tax credits. The respective provision and benefit represented effective tax rates of 33% for the three months ended September 30, 2016 and (53%) for the comparable period of 2015. During the nine months ended September 30, 2016, the Company recorded a provision of $2.1 million. For the nine months ended September 30, 2015, the Company recorded a benefit of $63 thousand, due to R&D tax credits. The respective provision and benefit represented effective tax rates of 32% for the nine month periods ended September 30, 2016 and (5%) for the comparative period last year. The Company expects the year-end tax rate to be to be between 32% and 34%.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2016, the Company had approximately $4.1 million of cash. The Company's operating activities generated net cash of $6.1 million for the nine months ended September 30, 2016. Investing activities used $1.4 million of cash while financing activities used $3.3 million of cash during the first nine months of 2016.

Cash provided by operating activities of $6.1 million reflected net income of $4.3 million adjusted for depreciation and amortization of $1.6 million and stock-based compensation of $508 thousand. This was affected by the following changes in assets and liabilities: an increase in accounts receivable of $2.7 million, a decrease in prepaid expenses, other current assets and income tax receivable of $634 thousand, an increase in accounts payable of $397 thousand, an increase in accrued expenses of $1.3 million and a decrease in deferred income taxes of $17 thousand. The increase in accrued expenses was driven a $1.0 million increase in accrued income taxes.

Cash used in investing activities primarily included equipment and leasehold improvements of $1.2 million which were purchased during the first nine months of 2016. We anticipate spending $0.5 million to $1.0 million in additional capital purchases for the remainder of 2016.

Cash used by financing activities of $3.3 million primarily included cash dividends to shareholders of $2.5 million and $1.3 million from payments on long term debt, offset by $610 thousand of proceeds from additional equipment financing. On October 25, 2016, the Company declared a quarterly dividend of $0.15 per share for an estimated total of $819 thousand, which will be paid on November 14, 2016 to shareholders of record on November 4, 2016.

Contractual obligations and other commercial commitments as of September 30, 2016 were as follows (in thousands):

	Less Than One Year	1-3 Years	4-5 Years	After 5 Years	Total
Debt principal	$1,742	$3,082	$402	$-	$5,226
Operating leases	923	1,487	462	-	2,872
Total	$2,665	$4,569	$864	$-	$8,098

At September 30, 2016, the Company's principal source of liquidity consisted of approximately $4.1 million of cash.  Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital requirements and capital equipment expenditures for the next 12 months.  Depending upon the Company's results of operations and capital needs, the Company may use various financing sources to raise additional funds.

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

There were no purchases of treasury stock in the first nine months of 2016.

Item 6. Exhibits

See Exhibit Index included in this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation

Date: October 27, 2016	By:	/s/ Raymond C. Kubacki
Raymond C. Kubacki
Chairman and Chief Executive Officer
(principal executive officer)

Date: October 27, 2016	By:	/s/ Neil L. Lerner
Neil L. Lerner
Vice President - Finance
(principal accounting officer)

PSYCHEMEDICS CORPORATION

FORM 10-Q

September 30, 2016

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

