Form 10-K
period 2016-12-31
PSYCHEMEDICS CORP
filed 2017-03-07
CIK 806517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). Yes ☐ No ☒

As of June 30, 2016, there were 5,459,720 shares of Common Stock of the Registrant outstanding. The aggregate market value of the Common Stock of the Registrant held by non-affiliates (assuming for these purposes, but not conceding, that all executive officers, directors and 5% shareholders are “affiliates” of the Registrant) as of June 30, 2016 was approximately $46.0 million, computed based upon the closing price of $13.74 per share on June 30, 2016.

As of March 7, 2017, there were 5,460,220 shares of Common Stock of the Registrant outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Business,” “Risk Factors,” “Legal Proceedings,” “Market for Registrant’s Common Stock and Related Stockholder Matters” and “Management Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K (this “Form 10-K”) constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to future earnings, earnings per share, revenues, operating income, cash flows, competitive and strategic initiatives, potential stock repurchases, liquidity needs, dividends, future business, growth opportunities, profitability, pricing, new accounts, customer base, market share, test volume, sales and marketing strategies, U.S. and foreign drug testing laws and regulations and the enforcement of such laws and regulations, required investments in plant, equipment and people, new test development, and contingencies, including litigation results. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, earnings per share or achievements to be materially different from any future results, levels of activity, growth, performance, earnings per share or achievements expressed or implied by such forward-looking statements.

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

Factors that may cause such differences include but are not limited to: (1) intense competition in the drug testing industry, particularly among companies that test utilizing hair samples; (2)  risks associated with the development of markets for new products and services offered; (3) risks associated with capacity expansion; (4) risks associated with U.S. government regulations, including, but not limited to, FDA regulations, (5) risks associated with our international operations, including, but not limited to, Brazilian laws, proposed laws and regulations, and currency risks; (6) Psychemedics' ability to maintain its reputation and brand image; (7) the ability of Psychemedics to achieve its business plans, productivity improvements, cost controls, leveraging of its global operating platform, and acceleration of the rate of innovation; (8) information technology system failures and data security breaches; (9) the uncertain global economy; (10) our ability to attract, develop and retain executives and other qualified employees and independent contractors, including distributors; (11) Psychemedics' ability to obtain and protect intellectual property rights; (12) litigation risks; and (13) changes in economic conditions which affect demand for our products and services.

Additional important factors that could cause actual results to differ materially from expectations reflected in our forward-looking statements include those described in Item 1A, “Risk Factors.”

i

PSYCHEMEDICS CORPORATION

FORM 10-K
ANNUAL REPORT
For the Year Ended December 31, 2016

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

The Company’s decontamination wash protocol and the effects in eliminating surface contamination were analyzed in a study conducted by scientists at the Laboratory of the Federal Bureau of Investigation and published in August 2014 in the Journal of Analytical Toxicology. The FBI concluded that the use of an extended wash protocol of the type used by the Company will exclude false positive results from environmental contact with cocaine. In the study, the FBI cited Psychemedics’ studies published in 1993, 2002, 2004, and 2005, and named our lab director, Dr. Michael Schaffer, and our lab, in its acknowledgments. The FBI study also supported the use of metabolites known as hydroxycocaines as evidence of ingestion. These metabolites were first identified in hair by Psychemedics.

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

The Company performs a confirmation test of all screened positive results through mass spectrometry. The use of mass spectrometry is an industry accepted practice used to confirm a positive test result from the screening process. The Company offers its clients an expanded drug screen with mass spectrometry confirmation of cocaine, PCP, marijuana, amphetamines (including ecstasy, eve and Adderall), and opiates (including heroin, codeine, hydrocodone, hydromorphone, oxycodone, and oxymorphone). In addition, the Company offers a hair test for alcohol which also looks back on use over a 90 day period, as our hair drug tests do.

Professional Drivers

The company has a couple of opportunities related to professional drivers. In 2016, Brazil started drugs of abuse testing for all professional drivers in the country using a hair test. This is a mandated program from a law passed in 2015. In the United States, a similar requirement exists for professional drivers, however, a urine test is currently required. The U.S. government is currently evaluating alternative mediums for testing of drugs of abuse for professional drivers, including hair.

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

Research

The Company is involved in the following ongoing studies involving use of drugs of abuse in various populations: Mclean Hospital, Wayne State University and University of California - San Diego.

Sales and Marketing

The Company markets its corporate drug testing services primarily through its own sales force and through distributors. The Company markets its home drug testing service, PDT-90, through the internet.

In 2016, the Company was certified as a Center of Excellence by BenchmarkPortal for its customer service function. Customer service is a key component to the sales and support function and this certification validates the efforts by the Company to support our customers.

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

In 2015, the Brazilian government signed into law a requirement for professional drivers to take a hair drug test when obtaining or renewing their driver's license. The law also provides the requirement for professional drivers to be tested when they are hired or fired.

Research and Development

The Company is continuously engaged in research and development activities. During the years ended December 31, 2016, 2015 and 2014, $1.4 million, $1.6 million and $1.3 million, respectively, were expended for research and development. The Company continues to perform research activities to develop new products and services and to improve existing products and services utilizing the Company’s proprietary technology. The Company also continues to evaluate methodologies to enhance its drug screening capabilities. Additional research using the Company’s proprietary technology is being conducted by outside research organizations through government-funded studies.

Employees

As of December 31, 2016, the Company had 206 full-time equivalent employees, 6 of whom are in R&D. None of the Company’s employees are subject to a collective bargaining agreement.

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

Our business is intensely competitive, both in terms of price and service. Pricing of drug testing services is a significant factor often considered by customers in selecting a drug testing laboratory. As a result of the clinical laboratory industry undergoing significant consolidation, larger clinical laboratory providers are able to increase cost efficiencies afforded by large-scale automated testing. This consolidation results in greater price competition. The Company may be unable to increase cost efficiencies sufficiently, if at all, and as a result, its net earnings and cash flows could be negatively impacted by such price competition. The Company may also face increased competition from companies that do not comply with existing laws or regulations or otherwise disregard compliance standards in the industry. Additional competition, including price competition, could have a material adverse impact on the Company’s net revenues and profitability. The Company’s opportunity in Brazil is subject to price pressures as this is a new market with new competitors entering the market. Additionally, the Company may also face changes in fee schedules, competitive bidding for laboratory services or other actions or pressures reducing payment schedules as a result of increased or additional competition.

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

Our business could be affected by IT system failures or Cybersecurity breaches.

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

Our technologies, systems and networks may be subject to cybersecurity breaches. Although we have experienced occasional, actual or attempted breaches of our cybersecurity, none of these breaches has had a material effect on our business, operations or reputation. If our systems for protecting against cybersecurity risks prove to be insufficient, we could be adversely affected by having our business systems compromised, our proprietary information altered, lost or stolen, or our business operations disrupted. As cyber attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information systems and related infrastructure security vulnerabilities.

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

We are subject to numerous political, legal, operational and other risks as a result of our international operations which could impact our business in many ways.

Although we conduct most of our business in the United States, our international operations increase our exposure to the inherent risks of doing business in international markets. Depending on the market, these risks include without limitation:

•	changes in the local economic environment or local laws or regulations;

•	political instability, social changes, local market practices and changes;

•	intellectual property legal protections and remedies;

•	trade regulations;

•	attracting and retaining qualified employees and independent contractors including distributors;

•	export and import and exchange controls;

•	weak legal systems which may affect our ability to enforce contractual rights;

International operations also require us to devote significant management resources to implement our controls and systems in new markets, to comply with the U.S. Foreign Corrupt Practices Act and similar anti-corruption laws in non-U.S. jurisdictions and to overcome challenges based on differing languages and cultures.

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

The market price of our common stock has historically experienced and may continue to experience extensive volatility. Our quarterly operating results, the success or failure of future development efforts, changes in general conditions in the economy or the financial markets and other developments affecting our customers, our distributors, our competitors or us could cause the market price of our common stock to fluctuate substantially. This volatility may adversely affect the price of our common stock. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in potential liabilities, substantial costs and the diversion of management’s attention and resources, regardless of whether we win or lose. See legal proceedings in Item 3 for current securities class action suit.

Payment of a dividend could decline or cease.

Because the Company has historically paid dividends, any cessation of our program or reduction in our quarterly dividend could affect our stock price. As of December 31, 2016, the Company has paid dividends on our common stock for eighty one consecutive quarters. It is our intent to continue this practice as long as we are able. However, if we are forced to cease this practice or reduce the amount of the regular dividend, due to operating or economic conditions, our stock price could suffer. Further, if the Company ceases its future dividends, a return on investment in our common stock would depend entirely upon future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

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

The Company leases two facilities for laboratory purposes in Culver City, California. The first is 13,900 square feet of space with an additional 9,600 feet of storage space. This facility is leased through December 31, 2020 with an option to renew for an additional two years. In 2014, the Company added a second facility of 16,000 square feet of space. This facility is leased through March 14, 2019.

Item 3. Legal Proceedings

The Company is involved in various suits and claims in the ordinary course of business. The Company does not believe that the disposition of any such suits or claims will have a material adverse effect on the continuing operations or financial condition of the Company.

On February 02, 2017, a putative shareholder class action lawsuit, styled Daly v. Psychemedics Corporation, et al., was filed against the Company and certain executive officers in the federal district court for the District of Massachusetts. Daly purports to bring the action on behalf of the Company’s shareholders, who purchased the Company’s stock between July 26, 2016 and January 31, 2017. On February 3, 2017, a second putative shareholder class action lawsuit, styled Baughman v. Psychemedics Corporation, et al. was filed against the Company and certain executive officers in the federal district court for the District of Massachusetts. Baughman purports to bring the action on behalf of the Company’s shareholders, who purchased the Company’s stock between February 28, 2014 and January 30, 2017. Both complaints allege generally that the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making allegedly false and/or misleading statements in connection with the purported conduct of the Company’s independent distributor in Brazil. Each action seeks unspecified damages, interest, attorneys’ fees and other costs. We believe these lawsuits are without merit and we intend to vigorously defend them. While the ultimate outcome of individual legal claims is inherently unpredictable, we believe that the final resolution of these actions will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NASDAQ Stock Market under the symbol “PMD”. As of February 27, 2017, there were 175 record holders of the Company’s common stock. The number of record owners was determined from the Company’s stockholder records maintained by the Company’s transfer agent and does not include beneficial owners of the Company’s common stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of the Company’s common stock held by others as or in nominee names exceeds 3,000.

The following table sets forth for the periods indicated the range of prices for the Company’s common stock as reported by the NASDAQ Stock Market and dividends declared by the Company.

	High	Low	Dividends
Fiscal 2016:
First Quarter	$14.37	$7.76	$0.15
Second Quarter	14.97	10.81	0.15
Third Quarter	22.00	13.49	0.15
Fourth Quarter	26.00	18.06	0.15
Fiscal 2015:
First Quarter	$16.85	$14.25	$0.15
Second Quarter	17.83	14.10	0.15
Third Quarter	15.10	9.82	0.15
Fourth Quarter	11.80	9.50	0.15

The Company has paid dividends over the past twenty years. It most recently declared a dividend on February 6, 2017, which was paid on February 27, 2017. The Company’s current intention is to continue to declare dividends to the extent funds are available and not required for operating purposes or capital requirements, and only then, upon approval by the Board of Directors.

Issuer Purchases of Equity Securities

During 2016, the Company did not repurchase any common shares for treasury.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of common stock of the Company during 2016.

Performance Graph

Calculated by the Company using www.yahoo.com/finance historical prices

	2011	2012	2013	2014	2015	2016
PSYCHEMEDICS CORPORATION	100.00	124.70	174.42	186.06	137.65	303.84
RUSELL 2000 INDEX	100.00	94.60	107.03	146.64	151.81	143.14
NASDAQ COMPOSITE INDEX	100.00	98.20	113.82	157.44	178.53	188.75

(1)	The above graph assumes a $100 investment on December 31, 2011, through the end of the 5-year period ended December 31, 2016 in the Company’s Common Stock, the Russell 2000 Index and the NASDAQ Composite Index. The prices all assume the reinvestment of dividends.
(2)	The Russell 2000 Index is composed of the smallest 2,000 companies in the Russell 3,000 Index. The Company has been unable to identify a peer group of companies that engage in testing of drugs of abuse, except for large pharmaceutical companies where such business is insignificant to such companies’ other lines of businesses. The Company therefore uses in its proxy statements a peer index based on market capitalization.
(3)	The NASDAQ Composite Index includes companies whose shares are traded on the NASDAQ Stock Market.

Item 6. Selected Financial Data

The selected financial data presented below is derived from our financial statements and should be read in connection with those statements.

	As of and for the Years Ended
	December 31,
	2016	2015	2014	2013	2012
		(In thousands, except for per share data)
Revenue	$38,980	$26,975	$29,205	$26,870	$25,224
Gross profit	21,450	12,717	15,138	15,394	14,252
Income from operations	10,110	1,471	4,690	5,706	4,936
Net income	6,678	1,511	3,206	3,805	2,980
Total assets	25,032	22,036	23,701	16,257	13,911
Working capital	6,359	4,564	6,604	6,705	7,281
Shareholders’ equity	15,607	11,674	12,837	12,277	11,223
Basic net income per share	$1.23	$0.28	$0.60	$0.72	$0.57
Diluted net income per share	$1.22	$0.28	$0.60	$0.72	$0.57
Cash dividends declared per common share	$0.60	$0.60	$0.60	$0.60	$0.60

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

Overview

Psychemedics Corporation is the world’s largest provider of hair testing for drugs of abuse, utilizing a patented hair analysis method involving digestion of hair, enzyme immunoassay technology and confirmation by mass spectrometry to analyze human hair to detect abused substances. The Company’s customers include Fortune 500 companies, as well as small to mid-size corporations, schools and governmental entities, located in the United States and internationally. In 2016, the Company experienced a large increase in revenues derived from Brazil due to a legal requirement that the professional drivers in Brazil obtain a hair test to detect abused substances when renewing their drivers license. During the year ended December 31, 2016, the Company produced $39.0 million in revenue, while generating a gross margin of 55% and pre-tax margins of 26%. The Company had net income of $6.7 million and diluted earnings per share of $1.22 for the year ended December 31, 2016, an increase of $5.2 million, or 342% over 2015 results.

At December 31, 2016, the Company had $3.9 million of cash. During 2016, the Company had operating cash flow of $9.3 million and it distributed approximately $3.3 million or $0.60 per share of cash dividends to its shareholders. In addition, the Company spent approximately $2.0 million on equipment, leasehold improvements and software development which was partially financed with a loan of $610 thousand. The Company also made payments of $3.1 million for equipment financing. As of December 31, 2016, the Company has paid eighty-one consecutive quarterly cash dividends.

The following table sets forth, for the periods indicated, the selected statements of operations data as a percentage of total revenue:

	Year Ended December 31,
	2016	2015	2014
Revenue	100.0%	100.0%	100.0%
Cost of revenue	45.0%	52.9%	48.2%
Gross profit	55.0%	47.1%	51.8%

Operating expenses:
General and administrative	12.8%	16.9%	15.3%
Marketing and selling	12.7%	18.7%	15.8%
Research and development	3.6%	6.0%	4.6%
Total operating expenses	29.1%	41.6%	35.7%

Operating income	25.9%	5.5%	16.1%
Other expense	-0.3%	-0.5%	-0.2%
Income before taxes	25.6%	5.0%	15.9%
Provision for (benefit from) income taxes	8.5%	-0.6%	4.9%
Net income	17.1%	5.6%	11.0%

Results for the Year Ended December 31, 2016 Compared to Results for the Year Ended December 31, 2015

Revenue increased $12.0 million or 45% to $39.0 million in 2016 compared to $27.0 million in 2015. This increase was driven entirely from new business in Brazil. The volume and average revenue per sample for the domestic business was essentially flat from 2015 to 2016. See note 12 for geographic breakdown of revenue.

Gross profit increased $8.7 million to $21.5 million in 2016 compared to $12.7 million in 2015. Direct costs increased by $3.3 million from 2015 to 2016. The gross profit margin increased from 47% in 2015 to 55% in 2016. The increase in margin was primarily driven from increased sales. Also, the gross profit margin in 2015 was lower than normal due to $1.4 million of expenditures related to capacity expansion.

General and administrative (“G&A”) expenses were $5.0 million in 2016 compared to $4.6 million in 2015, an increase of 9%. The increase in expenses related to additional costs associated with the new Brazil opportunity and higher audit fees. As a percentage of revenue, G&A expenses went down to 12.8% in 2016 from 16.9% in 2015.

Marketing and selling expenses were $5.0 million in 2016 compared to $5.1 million in 2015, a decrease of 2%. Total marketing and selling expenses represented 12.7% and 18.7% of revenue for 2016 and 2015, respectively.

Research and development (“R&D”) expenses were $1.4 million in 2016 compared to $1.6 million in 2015, a decrease of 13%. R&D expenses decreased primarily from one less headcount. R&D expenses represented 3.6% and 6.0% of revenue for 2016 and 2015, respectively.

Other expense represented $134 thousand of other expenses for 2016 compared to $124 thousand of other expenses for 2015. The other expense primarily consists of interest expense related to long term debt.

During the year ended December 31, 2016, the Company recorded a tax provision of $3.3 million representing a tax rate of 33%. In 2015, the Company recorded a tax benefit of $164 thousand, representing an effective tax rate of (12%). The tax rate for 2015 was affected by additional R&D tax credits related to information technology development projects. We expect the tax rate to range from 32% to 34% for the foreseeable future.

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

Gross profit decreased $2.4 million to $12.7 million in 2015 compared to $15.1 million in 2014. Direct costs increased by $191 thousand from 2014 to 2015. The capacity expansion costs within cost of sales was approximately $1.4 million and included; $0.4 million for hiring and training of additional personnel and $1.0 million for building related costs. The gross profit margin decreased from 52% in 2014 to 47% in 2015.

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

Other expense represented $124 thousand of other expenses for 2015 compared to $57 thousand of other expense for 2014. The other expense primarily consists of interest expense related to long term debt.

During the year ended December 31, 2015, the Company recorded a tax benefit of $164 thousand, representing an effective tax rate of (12%). The tax rate for 2015 was affected by additional R&D tax credits related to information technology development projects. The Company recognized $479 thousand of R&D tax credits related to these projects for prior years. Without the prior year credits, the 2015 tax rate would have been 23%. During the year ended December 31, 2014, the Company recorded a tax provision of $1.4 million, representing an effective tax rate of 31%.

Liquidity and Capital Resources

At December 31, 2016, the Company had $3.9 million of cash, compared to $2.7 million at December 31, 2015. The Company’s operating activities generated net cash of $9.3 million in 2016, $4.6 million in 2015 and $4.5 million in 2014. Investing activities used $2.1 million in 2016, $1.8 million in 2015 and $7.8 million in 2014. Financing activities used $5.9 million in 2016, used $3.7 million in 2015 and generated $3.0 million in 2014.

Operating cash flow of $9.3 million in 2016 primarily reflected net income of $6.7 million adjusted for depreciation and amortization of $2.3 million, stock compensation expense of $0.7 million, and an increase in net deferred tax liabilities of $0.2 million. This was affected by the following changes in assets and liabilities: an increase in accounts receivable of $2.3 million, an increase in accounts payable of $0.1 million, an increase in accrued expenses of $0.8 million, and a decrease in prepaid expenses (and other current assets) of $0.8 million. The operating cash flow was $4.7 million greater than in 2015, primarily driven by an increase in income from the Brazilian opportunity.

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

Investing cash flow principally reflected the purchase of capital expenditures. Capital expenditures were $2.0 million, $1.8 million, and $7.6 million in 2016, 2015 and 2014, respectively. In 2016, the expenditures related principally to laboratory equipment, computer equipment, new software, and leasehold improvements. Capitalized patent costs were $82 thousand, $46 thousand, and $244 thousand in 2016, 2015, and 2014, respectively.

During 2016, 2015 and 2014, the Company did not repurchase any shares of common stock for treasury. The Company has authorized 750,000 shares for repurchase since June of 1998, of which 250,000 shares of common stock were authorized in March of 2008 for repurchase. Since 1998, a total of 550,684 shares have been repurchased. The Company also distributed cash dividends to its shareholders of $3.3 million in 2016 and $3.2 million in 2015 and 2014.

At December 31, 2016, the Company’s principal sources of liquidity included approximately $3.9 million of cash. Management currently believes that such funds, together with future operating profits, should be adequate to fund anticipated working capital requirements, including debt obligations, and capital expenditures in the near term. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include, issuance of common stock or debt financing, lines of credit, or equipment leasing, although there is no assurance that such financings will be available to the Company on terms it deems acceptable, if at all.

At December 31, 2016, the Company has paid dividends over the past eighty-one quarters. It most recently declared a dividend on February 6, 2017 which was paid on February 27, 2017 in the amount of $819 thousand. The Company’s current intention is to continue to declare dividends to the extent funds are available and not required for operating purposes or capital requirements, and only then, upon approval by the Board of Directors. There can be no assurance that in the future the Company will declare dividends.

Contractual obligations as of December 31, 2016 were as follows (in thousands):

	Payments Due by Period
Contractual Obligation	Less Than 1 Year	1 – 3 Years	4 – 5 Years	Greater Than 5 Years	Total
Operating leases	$928	$1,345	$372	$—	$2,645
Loan Obligations	$1,144	$1,920	$317	$—	$3,381
Total	$2,072	$3,265	$689	$—	$6,026

Purchase Commitment

Operating leases consist of rent obligations for the company’s facilities. The Company has no significant contractual obligation for supply agreements as of December 31, 2016.

Significant Customers

The Company had one customer, Psychemedics Brasil (an independent distributor in Brazil) that exceeded 10% of revenue for the year ended December 31, 2016. There were no customers that exceeded 10% of revenue for the years ended December 31, 2015 and 2014. The Company had one customer that accounted for 34% and 11% of the total accounts receivable balance as of December 31, 2016 and 2015, respectively. There were no customers who exceeded 10% of the accounts receivable balance as of December 31, 2014.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, including bad debts, long-lived asset lives, income tax valuation, stock based compensation and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Capitalized Development Costs

We capitalize costs related to significant software projects developed or obtained for internal use in accordance with U.S. generally accepted accounting standards. Costs incurred during the preliminary project work stage or conceptual stage, such as determining the performance requirements, system requirements and data conversion, are expensed as incurred. Costs incurred in the application development phase, such as coding, testing for new software and upgrades that result in additional functionality, are capitalized and are amortized using the straight-line method over the useful life of the software for 5 years. Costs incurred during the post-implementation/operation stage, including training costs and maintenance costs, are expensed as incurred. We capitalized internally developed software costs of approximately $333 thousand, $364 thousand and $403 thousand during the years ended December 31, 2016, 2015 and 2014, respectively. The software development is for primarily for three projects. Determining whether particular costs incurred are more properly attributable to the preliminary or conceptual stage, and thus expensed, or to the application development phase, and thus capitalized and amortized, depends on subjective judgments about the nature of the development work, and our judgments in this regard may differ from those made by other companies. General and administrative costs related to developing or obtaining such software are expensed as incurred.

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

Income Taxes

The Company accounts for income taxes using the liability method, which requires the Company to recognize a current tax liability or asset for current taxes payable or refundable and a net deferred tax liability for the estimated future tax effects of temporary differences between the financial statement and tax reporting bases of assets and liabilities to the extent that they are realizable. Deferred tax expense (benefit) results from the net change in deferred tax assets and liabilities during the year. A deferred tax valuation allowance is required if it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized.

The Company had net deferred tax liabilities in the amount of $2.7 million at December 31, 2016, which primarily related to depreciation and amortization, an increase of $0.2 million from 2015.

The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. The Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued as of December 31, 2016 or 2015. The Company does not expect the unrecognized tax benefits to change significantly over the next twelve months.

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

Recent Accounting Pronouncements

See Note 2 – Accounting Policies, to the Financial Statements for further detail on applicable accounting pronouncements that were adopted in 2016.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 8. Financial Statements and Supplementary Data

(a) Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Psychemedics Corporation
Acton, Massachusetts:

We have audited the accompanying balance sheets of Psychemedics Corporation (the “Company”) as of December 31, 2016 and 2015, and the related statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Psychemedics Corporation at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Boston, Massachusetts
March 7, 2017

PSYCHEMEDICS CORPORATION
BALANCE SHEETS

(in thousands, except par value)

	December 31,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$3,938	$2,689
Accounts receivable, net of allowance for doubtful accounts of $50 in 2016 and $59 in 2015	5,837	3,539
Prepaid expenses and other current assets	1,079	1,061
Income tax receivable	--	840

Total Current Assets	10,854	8,129
Property and equipment:
Computer software	3,085	2,745
Office furniture and equipment	1,680	1,209
Laboratory equipment	15,182	13,724
Leasehold improvements	2,311	2,096
	22,258	19,774
Less – accumulated depreciation and amortization	(8,900)	(6,641)
	13,358	13,133
Other assets	820	774

Total Assets	$25,032	$22,036

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$1,363	$747
Accrued expenses	1,988	1,198
Current portion of long-term debt	1,144	1,620

Total Current Liabilities	4,495	3,565

Long-term debt	2,237	4,272
Deferred tax liabilities, long-term	2,693	2,525
Total Liabilities	9,425	10,362

Commitments and Contingencies (Note 9)
Shareholders' Equity:
Preferred stock, $0.005 par value, 873 shares authorized, no shares issued or outstanding	--	--
Common stock, $0.005 par value; 50,000 shares authorized 6,128 shares issued in 2016 and 6,091 shares issued 2015, 5,460 shares outstanding in 2016 and 5,423 shares outstanding in 2015	31	30
Additional paid-in capital	30,603	30,022
Less - Treasury stock, at cost, 668 shares	(10,082)	(10,082)
Accumulated deficit	(4,945)	(8,296)

Total Shareholders' Equity	15,607	11,674

Total Liabilities and Shareholders' Equity	$25,032	$22,036

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014

Revenues	$38,980	$26,975	$29,205
Cost of revenues	17,530	14,258	14,067

Gross profit	21,450	12,717	15,138

Operating Expenses:
General & administrative	4,965	4,561	4,475
Marketing & selling	4,960	5,053	4,625
Research & development	1,415	1,632	1,348

Total Operating Expenses	11,340	11,246	10,448

Operating income	10,110	1,471	4,690
Other expense	(134)	(124)	(57)

Net income before provision for income taxes	9,976	1,347	4,633

Provision for / (benefit from) income taxes	3,298	(164)	1,427

Net income	$6,678	$1,511	$3,206

Basic net income per share	$1.23	$0.28	$0.60

Diluted net income per share	$1.22	$0.28	$0.60

Dividends declared per share	$0.60	$0.60	$0.60

 The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Common Stock			Treasury Stock
		$0.005	Paid-In			Accumulated
	Shares	par Value	Capital	Shares	Cost	Deficit	Total

BALANCE, December 31, 2013	5,982	$30	$28,888	668	$(10,082)	$(6,560)	$12,276
Shares issued – vested	52	-	-	-	-	-	-
Exercise of stock options	9	-	33	-	-	-	33
Tax withholding related to vested shares from employee stock plans	-	-	(147)	-	-	-	(147)
Stock compensation expense	-	-	609	-	-	-	609
Excess tax benefit from stock-based compensation plans	-	-	71	-	-	-	71
Cash dividends declared ($0.60 per share)	-	-	-	-	-	(3,212)	(3,212)
Net income	-	-	-	-	-	3,206	3,206
BALANCE, December 31, 2014	6,043	$30	$29,454	668	$(10,082)	$(6,566)	$12,836
Shares issued – vested	40	-	-	-	-	-	-
Exercise of stock options	8	-	61	-	-	-	61
Tax withholding related to vested shares from employee stock plans	-	-	(227)	-	-	-	(227)
Stock compensation expense	-	-	674	-	-	-	674
Excess tax benefit from stock-based compensation plans	-	-	60	-	-	-	60
Cash dividends declared ($0.60 per share)	-	-	-	-	-	(3,241)	(3,241)
Net income	-	-	-	-	-	1,511	1,511
BALANCE, December 31, 2015	6,091	$30	$30,022	668	$(10,082)	$(8,296)	$11,674
Shares issued – vested	37	1	(1)	-	-	-	-
Exercise of stock options	-	-	-	-	-	-	-
Tax withholding related to vested shares from employee stock plans	-	-	(202)	-	-	-	(202)
Stock compensation expense	-	-	671	-	-	-	671
Excess tax benefit from stock-based compensation plans	-	-	113	-	-	(60)	53
Cash dividends declared ($0.60 per share)	-	-	-	-	-	(3,267)	(3,267)
Net income	-	-	-	-	-	6,678	6,678
BALANCE, December 31, 2016	6,128	$31	$30,603	668	$(10,082)	$(4,945)	$15,607

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015	2014

Cash flows from operating activities:
Net income	$6,678	$1,511	$3,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,294	1,731	1,048
Deferred income taxes	168	105	1,399
Stock compensation expense	671	674	609
Changes in operating assets and liabilities:
Accounts receivable	(2,298)	539	291
Prepaid expenses, other current assets and income tax receivable	822	609	(1,186)
Accounts payable	144	(98)	335
Accrued expenses	790	(491)	(1,246)
Net cash provided by operating activities	9,269	4,580	4,456

Cash flows from investing activities:
Increase in long-term assets; capitalized patent costs	(82)	(46)	(244)
Purchases of property and equipment and capitalized software development costs	(2,012)	(1,752)	(7,564)
Net cash used in investing activities	(2,094)	(1,798)	(7,808)

Cash flows from financing activities:
Dividends paid	(3,267)	(3,241)	(3,212)
Proceeds from stock options and tax withholding related to vested shares from employee stock plans	(149)	(106)	(43)
Proceeds from equipment financing	610	1,097	7,000
Payments of equipment financing	(3,120)	(1,455)	(752)
Net cash (used in) provided by financing activities	(5,926)	(3,705)	2,993

Net (decrease) increase in cash and cash equivalents	1,249	(923)	(359)
Cash and cash equivalents, beginning of year	2,689	3,612	3,971
Cash and cash equivalents, end of year	$3,938	$2,689	$3,612

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,814	$40	$1,168
Cash paid for interest	$134	$128	$77
Non-cash investing and financing activities:
Exercise of stock options	$0	$60	$33
Purchases of equipment through accounts payable and accrued liabilities	$472	$338	$150

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS

(dollar and share amounts (except per share) in thousands, unless otherwise indicated)
December 31, 2016

1. Nature of Business and Basis of Presentation

Psychemedics Corporation (the “Company”) is the world’s largest provider of hair testing for drugs of abuse, utilizing a patented hair analysis method involving digestion of hair, enzyme immunoassay and mass spectrometry to analyze hair to detect abused substances. The Company’s customers include Fortune 500 companies, as well as small to mid-size corporations, schools and governmental entities located in the United States and internationally, as well as professional drivers in Brazil.

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

Cash Equivalents

All highly liquid investments with original maturities of 90 days or less are considered cash equivalents. These consist of cash savings. As of December 31, 2016 and 2015, there were no investments classified as cash equivalents.

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

Level 1 –	Quoted prices in active markets for identical assets or liabilities.

Level 2 –	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data

Level 3 –	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value

A financial instrument’s level is based on the lowest level of any input that is significant to the fair value measurement.

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

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS

(dollar and share amounts (except per share) in thousands, unless otherwise indicated)

December 31, 2016

2. Summary of Significant Accounting Policies (continued)

Property and Equipment (continued)

The Company recorded depreciation and amortization related to property and equipment and capitalized software of $2.3 million, $1.7 million, and $1.0 million in 2016, 2015 and 2014 respectively. As of December 31, 2016 and 2015, there was approximately $1.2 million and $3.6 million of new equipment not placed in service, respectively.

Capitalized Software Development Costs

We capitalize costs related to significant software projects developed or obtained for internal use. Costs incurred during the preliminary project work stage or conceptual stage, such as determining the performance requirements, system requirements and data conversion, are expensed as incurred. Costs incurred in the application development phase, such as coding, testing for new software and upgrades that result in additional functionality, are capitalized and are amortized using the straight-line method over the useful life of the software for 5 years. Costs incurred during the post-implementation/operation stage, including training costs and maintenance costs, are expensed as incurred. In accordance with Company policy, during the years ended December 31, 2016, 2015 and 2014, we capitalized internally developed software costs of $333, $364 and $403, respectively. Amortization expense related to software development costs was $443, $429 and $224 in 2016, 2015, and 2014, respectively. Determining whether particular costs incurred are more properly attributable to the preliminary or conceptual stage, and thus expensed, or to the application development phase, and thus capitalized and amortized, depends on subjective judgments about the nature of the development work, and our judgments in this regard may differ from those made by other companies. General and administrative costs related to developing or obtaining such software is expensed as incurred.

Other Assets

Other assets primarily consist of capitalized legal costs relating to patent applications. The Company amortizes these costs over the lesser of the legal life or estimated useful life of the patent from the date of grant of the applicable patent. The typical life is twenty years. As of December 31, 2016, 2015, and 2014 the Company had capitalized legal costs relating to outstanding patent applications of $715, $670 and $656, respectively. Amortization expense was $36, $32, and $26 in 2016, 2015 and 2014, respectively. The amount of amortization related to patent applications is expected to remain below $50 per year for the next five years.

Revenue Recognition

The Company is in the business of performing drug testing services and reporting the results thereof. The Company’s services include, drug testing and storage of samples for its customers for an agreed-upon fee per unit tested. The revenues are recognized when the predominant deliverable, drug testing, is performed and reported to the customer.

The Company recognizes revenue under ASC 605, “Revenue Recognition” (“ASC 605”). In accordance with ASC 605, the Company considers testing and storage elements as one unit of accounting for revenue recognition purposes, as the storage costs are de minimis and do not have stand-alone value to the customer. The Company recognizes revenue as the service is performed and reported to the customer, since the predominant deliverable in each arrangement is the testing of the units.

The Company also provides expert testimony, when and if necessary, to support the results of the tests, which is generally billed separately and recognized as the services are provided.

Research and Development Expenses

The Company expenses all research and development costs as incurred.

Income Taxes

The Company accounts for income taxes using the liability method pursuant to ASC 740, “Income Taxes”. Under this method, the Company recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. The Company evaluates uncertain tax positions annually and considers whether the amounts recorded for income taxes are adequate to address the Company’s tax risk profile. The Company analyzes the potential tax liabilities of specific transactions and tax positions based on management’s judgment as to the expected outcome. As of December 31, 2016, the Company early adopted ASU 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes. See Recent Accounting Pronouncements for more detail.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS

(dollar and share amounts (except per share) in thousands, unless otherwise indicated)
December 31, 2016

2. Summary of Significant Accounting Policies (continued)

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

Significant Customers

The Company had one customer that exceeded 10% of revenue for the year ended December 31, 2016. There were no customers that exceeded 10% of revenue for the years ended December 31, 2015 and 2014. The Company had one customer that accounted for 34% and 11% of the total accounts receivable balance as of December 31, 2016 and 2015, respectively. There were no customers who exceeded 10% of the accounts receivable balance as of December 31, 2014.

Comprehensive Income

The Company’s comprehensive income was the same as net income for the years ended December 31, 2016, 2015 and 2014.

Stock-Based Compensation

The Company accounts for equity awards in accordance with ASC 718, “Compensation — Stock Compensation” (”ASC 718”). ASC 718 requires employee equity awards to be accounted for under the fair value method. It also requires the measurement of compensation cost at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. Accordingly, share-based compensation is measured at the grant date based on the fair value of the award. The Company uses the straight-line method to recognize share-based compensation over the service period of the award, which is generally equal to the vesting period. The Company uses the simplified approach to calculate the expected exercise date of options, which is one of the components used to determine the fair value of the options. This approach is used due to the small number of recipients receiving stock options not providing a reasonable basis for estimating expected term.

Stock compensation expense by income statement account is as follows:

	2016	2015	2014
Cost of revenues	$88	$101	$115
General & administrative	420	433	372
Marketing and selling	116	108	104
Research and development	47	32	18
Total stock compensation	$671	$674	$609

See Note 7 for additional information relating to the Company’s stock plan. See Recently Adopted Accounting Pronouncements as to elimination of forfeiture estimate with adoption of ASU 2016-09.

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

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS

(dollar and share amounts (except per share) in thousands, unless otherwise indicated)
December 31, 2016

2. Summary of Significant Accounting Policies (continued)

Basic and diluted weighted average common shares outstanding are as follows:

	2016	2015	2014
Weighted average common shares outstanding, basic	5,447	5,405	5,355
Dilutive common equivalent shares	28	7	22
Weighted average common shares outstanding, assuming dilution	5,475	5,412	5,377

For the year ended December 31, 2015, options to purchase 81 thousand common shares were outstanding but not included in the dilutive common equivalent share calculation as their effect would have been anti-dilutive. There were no options to purchase shares that were anti-dilutive for the years ended December 31, 2016 and 2014.

Financial Instruments

Financial instruments include cash and accounts receivable and accounts payable. Estimated fair values of these financial instruments approximate carrying values due to their short-term nature. The Company has outstanding equipment loans which have an interest rate of the 30-day LIBOR rate + 2.00%. As there is a market interest rate, the carrying amount is fair value.

Segment Reporting

The Company manages its operations as one segment, drug testing services. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment. Most of the Company’s revenues and all of the Company’s assets are in the United States. See Note 12 for geographic breakdown of revenue.

Subsequent Events

The Company evaluated all events and transactions that occurred after December 31, 2016 through the time of filing with the Securities and Exchange Commission of the Company’s annual report on Form 10-K for the year ended December 31, 2016. On February 6, 2017, the Company declared a quarterly dividend of $0.15 per share for a total of $819, which was paid on February 27, 2017 to shareholders of record on February 16, 2017.

Reclassifications

As a result of the early adoption of the accounting standard update (“ASU”) No 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes, certain reclassifications have been made to the prior period financial statements to conform with the current period presentation. For further details regarding the impact of the ASU, see Recent Accounting Pronouncements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard’s implementation date, as amended by ASU 2015-14, is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We have done a preliminary review of the impact of our pending adoption of ASU 2014-09 on our financial statements and have determined the implementation of this standard should not have a material impact on the financial statements. The Company intends to adopt the standard at the date required for public companies.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS

(dollar and share amounts (except per share) in thousands, unless otherwise indicated)
December 31, 2016

2. Summary of Significant Accounting Policies (continued)

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern. ASU 2014-15 requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company has completed its evaluation as of January 1, 2017, and concluded that there are no conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern under ASU 2014-15.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The Company elected early adoption of ASU 2016-09 in the second quarter of 2016 which was applied using a modified retrospective approach. The adoption of ASU 2016-09 did not materially impact the Company’s financial position, results of operations, equity or cash flows. As a result of our adoption of ASU 2016-09, we recognize the impact of forfeitures when they occur with no adjustment for estimated forfeitures and recognize excess tax benefits as a reduction of income tax expense regardless of whether the benefit reduces income taxes payable. Additionally, we recognize the cash flow impact of such excess tax benefits in operating activities in our condensed consolidated statements of cash flows. The cumulative impact upon adoption was a $41 thousand benefit from income taxes and a $60 thousand cumulative adjustment to retained earnings.

In November 2015, the FASB issued ASU 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes, that simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. The Company has elected to adopt the standard as of December 31, 2016, retrospectively, with deferred tax liability and asset accounts restated for all periods presented. As a result of the adoption, we decreased the current deferred tax asset by $327 thousand, with a corresponding decrease to long term deferred tax liability in the consolidated 2015 balance sheet.

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

	2016	2015
Balance, beginning of period	$59	$96
Provision for (recoveries of) doubtful accounts	16	(3)
Write-offs	(25)	(34)
Balance, end of period	$50	$59

4. Accrued Expenses

Accrued expenses consist of the following:

	2016	2015
Accrued payroll and employee benefits	$311	$212
Accrued bonus expense	407	192
Accrued vacation expense	431	366
Accrued taxes	314	16
Deferred revenue	125	--
Accrued payable for rent and building maintenance	79	140
Other accrued expenses	321	272
Total Accrued Expenses	$1,988	$1,198

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS

(dollar and share amounts (except per share) in thousands, unless otherwise indicated)
December 31, 2016

5. Income Taxes

The income tax provision consists of the following:

	2016	2015	2014
Current –
Federal	$2,964	$(214)	$155
State	114	(55)	(127)
	3,078	(269)	28
Deferred –
Federal	331	544	1,363
State	(111)	(439)	36
	220	105	1,399
Income Tax Provision	$3,298	$(164)	$1,427

A reconciliation of the effective rate with the federal statutory rate is as follows:

	2016	2015	2014
Federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	0.1%	-22.0%	1.1%
Permanent differences	0.1%	1.3%	-2.7%
Stock based compensation	0.0%	3.9%	0.0%
Federal R&D Credits	-1.1%	-29.4%	-1.6%
Effective tax rate	33.1%	-12.2%	30.8%

The total benefit recognized from R&D tax credits was $260 in 2016, $710 in 2015 and $208 in 2014, respectively. As of December 31, 2016, there were no Federal tax credit carryforwards from 2015. As of December 31, 2016, there were $601 of California tax credit carryforwards relating to 2012 to 2016 which have an unlimited carryforward period.

The components of the net deferred tax assets included in the accompanying balance sheets are as follows at December 31:

	2016	2015
Net deferred tax liability:
Excess of tax over book depreciation and amortization	$(3,321)	$(3,139)
Prepaid expenses	(55)	(58)
Allowance for doubtful accounts	18	21
Accrued expenses	133	115
Stock-based compensation	135	128
R&D tax credits	397	408
Net deferred tax liabilities	$(2,693)	$(2,525)

ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on an audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. The Company has elected to adopt ASU No 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes, that simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet as of December 31, 2016, retrospectively. See further information in Note 2.

The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. Interest and penalties related to income tax matters are recognized as a general and administrative expense. The Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued as of December 31, 2016 and 2015. The tax years ended December 31, 2013 through December 31, 2016 remains subject to examination by all major taxing authorities.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS

(dollar and share amounts (except per share) in thousands, unless otherwise indicated)
December 31, 2016

6. Preferred Stock

The Board of Directors has the authority to designate authorized preferred shares in one or more series and to fix the relative rights and preferences without vote or action by the stockholders. The Board of Directors has no present plans to designate or issue any shares of preferred stock.

7. Stock-Based Awards

The 2006 Incentive Plan initially adopted in 2006, and amended and restated in 2011, provides for grants of options with terms of up to ten years, grants of restricted stock or stock unit awards (SUAs), issuances of stock bonuses or grants other stock-based awards plus cash based awards, to officers, directors, employees, and consultants. Such shares are issuable out of the Company’s authorized but unissued common stock. In 2016, the 2006 Incentive Plan was amended to increase the total number of shares issuable there under from 500 thousand to 850 thousand shares. As of December 31, 2016, 307 thousand shares remained available for future grant under the 2006 Incentive Plan.

The fair value of the SUAs is determined by the closing price on the date of grant. The fair value of options is determined using a Black-Scholes model. The SUAs vest over a period of two to four years and are convertible into an equivalent number of shares of the Company’s common stock provided that the employee receiving the award remains continuously employed throughout the vesting period. The Company records compensation expense related to the SUAs and options on a straight-line basis over the vesting term. Employees are issued shares upon vesting, net of tax withholdings. As a result of our adoption of ASU 2016-09 in the second quarter of 2016, we recognize the impact of forfeitures when they occur with no adjustment for estimated forfeitures and recognize excess tax benefits as a reduction of income tax expense regardless of whether the benefit reduces income taxes payable. At the time of adoption, the Company had $60 thousand of forfeiture reserve which was adjusted in the equity accounts of the balance sheet.

On May 12, 2016, the Company granted SUAs covering 17 thousand shares of common stock and options to acquire up to 121 thousand shares of common stock. The SUAs vest over a period of two years for non-employee board members and four years for employees and are convertible into an equivalent number of shares of the Company’s common stock provided that the director or employee receiving the award remains employed throughout the vesting period. The stock options become exercisable over two years for non-employee board members and four years for employees (all of the September 15, 2015 options become exercisable over five years) and have a term of 10 years. The Company records compensation expense related to the SUAs and options on a straight-line basis over the vesting term. Employees are issued shares upon vesting, in the case of SUA’s or upon exercise of options, net of tax withholdings, unless the employee chooses to receive all shares and pay for the associated employment taxes. No other types of equity-based awards have been granted or issued under the 2006 Incentive Plan.

The following table represents all shares granted by the Company under the 2006 Incentive Plan for the last three years:

Grant Date	Type	Shares	Fair Value Per Share (1)
May 12, 2016	Options	121	$2.34
May 12, 2016	SUA	17	$13.82
September 15, 2015	Options	47	$1.91
September 15, 2015	SUA	1	$10.21
April 29, 2015	SUA	44	$16.10
May 8, 2014	SUA	45	$14.97

(1)	The fair value for the SUA’s is the closing price of the Company’s stock on that date. The fair value for options represents the fair value calculated using the Black-Scholes model. Options have contractual lives of 10 years and the fair value calculated using a Black-Scholes model. The options granted on September 15, 2015 have, have a fair value of $1.91 per share based on the $10.21 grant price and assuming a 6.5 year estimated term, 36% volatility, 2.2% interest rate and a 6.0% dividend yield rate. The options granted on May 12, 2016 have a fair value of $2.34 per share based on the $13.82 grant price and assuming a 6.25 year estimated term, 33% volatility, 1.75% interest rate and a 5.6% dividend yield rate.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS

(dollar and share amounts (except per share) in thousands, unless otherwise indicated)
December 31, 2016

7. Stock-Based Awards (continued)

A summary of the Company’s stock option activity is as follows:

		Weighted Ave.	Aggregate
	Number of	Exercise Price	Intrinsic
	Shares	per Share	Value(2)
Outstanding, December 31, 2015	47	$10.21	$-
Granted	121	$13.82
Exercised	-
Forfeited	(8)	$13.82
Outstanding, December 31, 2016	160	$12.76	$1,907

Exercisable, December 31, 2016	9		$232

(2)	The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on December 31 of the applicable year exceeded the exercise price of any of the underlying options, multiplied by the number of shares subject to each such option. The closing stock price as of December 31, 2016 and 2015 was $24.68 and $10.14, respectively.

There were no options exercised under the 2006 Incentive Plan for the years ended December 31, 2016, 2015 and 2014. The Company had options exercised under the expired stock option plan of 134 thousand and 41 thousand for the years ended December 31, 2015 and 2014, respectively. There were 9 thousand options exercisable as of December 31, 2016 and no options exercisable as of December 31, 2015.

A summary of the Company’s stock unit award activity is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Price	Fair
	Shares	per Share (3)	Value (3)
Outstanding & Unvested, December 31, 2015	112	$14.05	$1,569
Granted	17	$13.82	$229
Converted to common stock	(38)	$13.39	$(505)
Cancelled	(15)	$12.60	$(186)
Forfeited	(2)	$15.23	$(30)
Outstanding & Unvested, December 31, 2016	74	$14.62	$1,077

(3)	Weighted average price per share is the weighted grant price based on the closing market price of each of the stock grants related to each transaction type. The Weighted average fair value is the weighted average share price times the number of shares.

The fair value of stock unit award vesting was $691 thousand, $641 thousand and $608 thousand for the years ended December 31, 2016, 2015 and 2014, respectively. The intrinsic value of stock unit awards converted to common stock was based on the stock price on the vesting date and amounted to $727 thousand, $824 thousand and $922 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, a total of 541 thousand shares of common stock were reserved for issuance under 2006 Incentive Plan. As of December 31, 2016, the unamortized fair value of options and awards was $982 thousand to be amortized over a weighted average period of approximately 2.6 years.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS

(dollar and share amounts (except per share) in thousands, unless otherwise indicated)
December 31, 2016

8. Employee Benefit Plan

The Psychemedics Corporation 401(k) Savings and Retirement Plan (the 401(k) Plan) is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code. All employees over the age of 21 are eligible to make pre-tax contributions up to a specified percentage of their compensation. Under the 401(k) Plan, the Company may, but is not obligated to, match a portion of the employees’ contributions up to a defined maximum. Matching contributions of $246 thousand, $242 thousand and $152 thousand were made in the years ended December 31, 2016, 2015 and 2014, respectively.

9. Commitments and Contingencies

Commitments

The Company leases certain of its facilities and equipment under operating lease agreements expiring on various dates through December 2020. Total minimum lease payments, including scheduled increases, are charged to operations on the straight-line basis over the life of the respective lease. Rent expense was approximately $907 thousand, $1.0 million and $908 thousand in 2016, 2015 and 2014, respectively.

At December 31, 2016, minimum commitments remaining under lease agreements were approximately as follows:

Years Ending December 31:
2017	$928
2018	858
2019	487
2020	372
Total	$2,645

Contingencies

On February 02, 2017, a putative shareholder class action lawsuit, styled Daly v. Psychemedics Corporation, et al., was filed against the Company and certain executive officers in the federal district court for the District of Massachusetts. Daly purports to bring the action on behalf of the Company’s shareholders, who purchased the Company’s stock between July 26, 2016 and January 31, 2017. On February 3, 2017, a second putative shareholder class action lawsuit, styled Baughman v. Psychemedics Corporation, et al. was filed against the Company and certain executive officers in the federal district court for the District of Massachusetts. Baughman purports to bring the action on behalf of the Company’s shareholders, who purchased the Company’s stock between February 28, 2014 and January 30, 2017. Both complaints allege generally that the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making allegedly false and/or misleading statements in connection with the purported conduct of the Company’s independent distributor in Brazil. Each action seeks unspecified damages, interest, attorneys’ fees and other costs. We believe these lawsuits are without merit and we intend to vigorously defend them. While the ultimate outcome of individual legal claims is inherently unpredictable, we believe that the final resolution of these actions will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. The Company believes that although there can be no assurance as to the disposition of these proceedings, based upon information available to the Company at this time, the expected outcome of these matters would not have a material impact on the Company’s results of operations or financial condition.

10. Debt and Other Financing Arrangements

On March 20, 2014, the Company entered into an equipment financing arrangement with Banc of America Leasing & Capital, LLC (the “Lender”), which it amended on August 8, 2014 and September 15, 2015, including a Master Loan and Security Agreement and related documentation (collectively the “Equipment Loan Arrangement”) which provided the Company with the ability to finance, at its option, up to $8.8 million of new and used equipment purchases. Each such purchase financed under the Equipment Loan Arrangement is documented by the execution of an equipment note. Each note has a maturity date of 60 months from the applicable loan date, and bears interest at the then current 30-day LIBOR rate + 2.00%. Principal and interest are payable over the 60-month repayment period and principal is repayable without premium or penalty. Borrowings under the Equipment Loan Arrangement are secured by a first priority security interest in the equipment acquired with the proceeds of the equipment notes. Under the Equipment Loan Arrangement, the Company is subject to a maximum quarterly funded debt to EBITDA ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all loan covenants as of December 31, 2016.

PSYCHEMEDICS CORPORATION
NOTES TO FINANCIAL STATEMENTS

(dollar and share amounts (except per share) in thousands, unless otherwise indicated)
December 31, 2016

10. Debt and Other Financing Arrangements (continued)

Under the Equipment Loan Arrangement, the Company executed notes on March 24, 2014, May 22, 2014, June 13, 2014, August 8, 2014, September 15, 2015, and March 23 2016 in the amounts of $1.1 million, $1.9 million, $3.0 million, $1.0 million and $1.1 million and $610 thousand, respectively, for total borrowings of $8.7 million, of which $3.1 million and $1.5 million was repaid in 2016 and 2015, respectively. The interest rate for these notes for the year ended December 31, 2016 was 2.47%, and represented $134 thousand of interest expense. As of December 31, 2016, the interest rate was 2.71%.

The annual principal repayment requirements for debt obligations as of December 31, 2016 are as follows:

2017	$1,144
2018	1,144
2019	776
2020	287
2021	30
Total long-term debt	3,381
Less current portion of long-term debt	(1,144)
Total long-term debt, net of current portion	$2,237

11. Selected Quarterly Financial Data (Unaudited)

The following are selected quarterly financial data for the years ended December 31, 2016 and 2015:

	Quarter Ended - 2016
	MAR 31	JUN 30	SEP 30	DEC 31
Revenues	$6,667	$9,700	$11,849	$10,764
Gross profit	2,738	5,209	7,105	6,398
Income (loss) from operations	(2)	2,371	4,104	3,637
Net income (loss)	(23)	1,633	2,708	2,360
Basic net income per share	$0.00	$0.30	$0.49	$0.44
Diluted net income per share	$0.00	$0.30	$0.49	$0.43

	Quarter Ended - 2015
	MAR 31	JUN 30	SEP 30	DEC 31
Revenues	$6,756	$7,001	$7,084	$6,134
Gross profit	3,339	3,270	3,456	2,652
Income from operations	451	356	550	114
Net income	278	252	796	185
Basic net income per share	$0.05	$0.05	$0.15	$0.03
Diluted net income per share	$0.05	$0.05	$0.15	$0.03

12. Business Segment Reporting

The Company manages its operations as one segment, drug testing services. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment. All of the Company’s assets are in the United States. All Brazil sales are though one independent distributor, which is the only customer greater than 10% of sales. The Company’s revenues by geographic region are as follows:

	Year Ended December 31,
	2016	2015	2014
Consolidated Revenue:
United States	$25,608	$25,836	$28,155
Brazil	13,083	746	758
Other Foreign Countries	289	393	292
Total Revenue	$38,980	$26,975	$29,205

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

As required by Rule 13a-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and its Vice President - Finance, has evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2016. Based on this evaluation, our Chief Executive Officer and Vice President - Finance concluded that the Company’s disclosure controls and procedures were effective for ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that its disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive and financial officers, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Chief Executive Officer and Vice President - Finance, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework , the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Following is a list that sets forth as of March 7, 2017 the names, ages and positions within the Company of all of the Executive Officers of the Company and the Directors of the Company. Each such director has been nominated for reelection at the Company’s 2017 Annual Meeting, to be held on May 4, 2017 at 2:00 P.M. at the The Seaport Hotel, 200 Seaport Boulevard, Boston, Massachusetts.

Name	Age	Position
Raymond C. Kubacki	72	Chairman, Chief Executive Officer, President, Director
Neil Lerner	49	Vice President, Finance
James Dyke	52	Corporate Vice President, Sales & Marketing
Michael I. Schaffer, Ph.D.	72	Vice President, Laboratory Operations
Harry Connick	91	Director, Audit Committee member, Compensation Committee Member, Nominating Committee member
Walter S. Tomenson, Jr.	70	Director, Audit Committee member, Compensation Committee Member, Nominating Committee member
A. Clinton Allen	73	Director, Audit Committee member, Nominating Committee member
Fred J. Weinert	69	Director, Audit Committee member, Compensation Committee Member, Nominating Committee member

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

The information required by Item 405 of Regulation S-K will be set forth in the Proxy Statement of the Company relating to the 2016 Annual Meeting of Stockholders to be held on May 4, 2017 and is incorporated herein by reference.

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

The information required by Item 407 of Regulation S-K will be set forth in the Proxy Statement of the Company relating to the 2016 Annual Meeting of Stockholders to be held on May 4, 2017 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2017 Annual Meeting of Stockholders to be held on May 4, 2017 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2017 Annual Meeting of Stockholders to be held on May 4, 2017 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2017 Annual Meeting of Stockholders to be held on May 4, 2017 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2017 Annual Meeting of Stockholders to be held on May 4, 2017 and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSYCHEMEDICS CORPORATION
Date: March 7, 2017

	By:	/s/ RAYMOND C. KUBACKI
Raymond C. Kubacki
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ RAYMOND C. KUBACKI	Chairman, President and Chief Executive Officer, Director	March 7, 2017
Raymond C. Kubacki	(Principal Executive Officer)

/s/ NEIL LERNER	Vice President, Finance
Neil Lerner	(Principal Financial and Accounting Officer)	March 7, 2017

HARRY CONNICK*
Harry Connick	Director

WALTER S. TOMENSON, JR*
Walter S. Tomenson, Jr.	Director

FRED J. WEINERT*
Fred J. Weinert	Director

A. CLINTON ALLEN*
A. Clinton Allen	Director

*By: /s/ RAYMOND C. KUBACKI	Attorney-in-Fact	March 7, 2017
Raymond C. Kubacki

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation filed on August 1, 2002 — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002).
3.2	Amended and Restated By-Laws of the Company — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 31, 2015).
4.1	Specimen Stock Certificate — (Incorporated by reference from the Registrant’s Registration Statement on Form 8-A filed on July 31, 2002).
10.2.1	Lease dated October 6, 1992 with Mitchell H. Hersch, et. al with respect to premises in Culver City, California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992).
10.2.2	Security Agreement dated October 6, 1992 with Mitchell H. Hersch et. al — (Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992).
10.2.3	First Amendment to Lease dated with Mitchell H. Hersch, et.al California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.2.4	Second Amendment to Lease dated with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.2.5	Third Amendment to Lease dated December 31, 1997 with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.2.6	Fourth Amendment to Lease dated May 24, 2005 with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10.2.7	Fifth Amendment to Lease dated November 22, 2011 with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).
10.2.8	Sixth Amendment to Lease dated October 13, 2015 with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

10.4*	2006 Incentive Plan, as amended — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2016).

Exhibit Number	Description
10.5*	Form of Stock Unit Award used with employees and consultants under the 2006 Incentive Plan — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2016).
10.6*	Form of Stock Unit Award used with non-employee directors under the 2006 Equity Incentive Plan — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2016).
10.7*	Form of Incentive Stock Option Agreement used with employees under the 2006 Incentive Plan (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May19, 2016)
10.8*	Form of Non Qualified Stock Option Agreement used with employees, non-employee directors and consultants under the 2006 Incentive Plan (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19,2016)
10.10*	Change in control severance agreement with Ray Kubacki dated March 2014. (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed March 8, 2014).
10.11*	Change in control severance agreement with Michael Schaffer dated March 2014. (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed March 8, 2014).
10.12*	Employment offer letter dated April 7, 2010 with James V. Dyke (incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)
10.13*	Change in Control Severance Agreement with James V. Dyke dated February 24, 2015 (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on February 27, 2015)
10.14*	Employment offer letter dated October 25, 2010 with Neil Lerner (incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the year ended December 31, 2010)
10.15	Lease dated March 12, 2015 with Bristol-Culver Associates, LLC and Mountain Organic Farms, LLC with respect to 6100 Bristol parkway premises in Culver City, CA — (Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)
10.16	Loan agreement dated March 20, 2015 with Banc of America Leasing and Capital, LLC — (Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)
10.17	Letter Agreement dated September 15, 2015 with Banc of America Leasing and Capital, LLC, together with Equipment Security Note dated September 15, 2015 and Proposal Letter dated August 19, 2015 — (Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm
24	Power of Attorney
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Vice President - Finance Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Vice President - Finance Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management compensation plan or arrangement

