Form 10-Q
period 2017-03-31
PSYCHEMEDICS CORP
filed 2017-05-02
CIK 806517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

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

The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at April 25, 2017 was 5,460,220.

PSYCHEMEDICS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

PSYCHEMEDICS CORPORATION

CONDENSED BALANCE SHEETS

(in thousands, except par value)

(UNAUDITED)

	March 31,	December 31,
	2017	2016

ASSETS
Current Assets:
Cash and cash equivalents	$6,869	$3,938
Accounts receivable, net of allowance for doubtful accounts of $58 in 2017 and $50 in 2016	3,787	5,837
Prepaid expenses and other current assets	1,171	1,079
Total Current Assets	11,827	10,854

Fixed Assets, net of accumulated amortization and depreciation of $9,577 in 2017 and $8,900 in 2016	13,055	13,358
Other assets	813	820

Total Assets	$25,695	$25,032

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$622	$1,363
Accrued expenses	2,889	1,988
Current portion of long-term debt	1,144	1,144
Total Current Liabilities	4,655	4,495

Long-term debt	1,951	2,237
Deferred tax liabilities, long-term	2,638	2,693
Total Liabilities	9,244	9,425

Commitments and Contingencies (Note 7)

Shareholders' Equity:
Preferred stock, $0.005 par value, 873 shares authorized, no shares issued or outstanding	--	--
Common stock, $0.005 par value; 50,000 shares authorized 6,128 shares issued in 2017 and 2016	31	31
Additional paid-in capital	30,766	30,603
Accumulated deficit	(4,264)	(4,945)
Less - Treasury stock, at cost, 668 shares in 2017 and 2016	(10,082)	(10,082)

Total Shareholders' Equity	16,451	15,607

Total Liabilities and Shareholders' Equity	$25,695	$25,032

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016

Revenues	$10,209	$6,667
Cost of revenues	4,893	3,929

Gross profit	5,316	2,738

Operating Expenses:
General & administrative	1,475	1,252
Marketing & selling	1,243	1,127
Research & development	330	360

Total Operating Expenses	3,048	2,739

Operating income (loss)	2,268	(1)
Interest expense, net	(22)	(35)

Net income/(loss) before provision for/(benefit) from income taxes	2,246	(36)

Provision for / (Benefit) from income taxes	746	(13)

Net income / (loss)	$1,500	$(23)

Basic net income / (loss) per share	$0.27	$0.00

Diluted net income / (loss) per share	$0.27	$0.00

Dividends declared per share	$0.15	$0.15

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$1,500	$(23)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization	687	530
Deferred income taxes	(55)	(61)
Stock-based compensation	163	175
Changes in assets and liabilities:
Accounts receivable	2,050	(1,280)
Prepaid expenses, other current assets, and income tax receivable	(92)	750
Accounts payable	(752)	177
Accrued expenses	901	(88)
Net cash provided by operating activities	4,402	180

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(153)	(201)
Cost of internally developed software	(210)	(30)
Other assets	(3)	(26)
Net cash used in investing activities	(366)	(257)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from equipment financing	--	610
Payments of equipment financing	(286)	(405)
Cash dividends paid	(819)	(813)
Net cash used in financing activities	(1,105)	(608)

Net increase / (decrease) in cash and cash equivalents	2,931	(685)
Cash and cash equivalents, beginning of period	3,938	2,689
Cash and cash equivalents, end of period	$6,869	$2,004

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$29	$2
Cash paid for interest	$22	$34
Purchases of equipment through accounts payable	$11	$371

See accompanying notes to condensed financial statements

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(dollar and share amounts (except per share) in thousands, unless otherwise indicated)

(UNAUDITED)

1.	Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation (“the Company,” “our Company,” “our” or “we”) as reported in the Company’s Annual Report on Form 10-K (“10-K”) for the year ended December 31, 2016, filed on March 7, 2017. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2017 may not be indicative of the results that may be expected for the year ending December 31, 2017, or any other period.

2.	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents consisted exclusively of cash in the bank as of December 31, 2016 and March 31, 2017.

3.	Stock-Based Compensation

The Company’s 2006 Incentive Plan (“the Plan”) provides for cash based awards or the grant or issuance of stock-based awards including; options, restricted stock or stock unit awards (SUA’s). As of March 31, 2017, 307 thousand shares remained available for future grant under the Plan.

A summary of the Company’s stock option activity for the three months ended March 31, 2017 is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise Price	Remaining	Intrinsic
	Shares	per Share	Contractual Life	Value(1)
Outstanding, December 31, 2016	160	$12.76	9.2 years	$1,907
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding, March 31, 2016	160	$12.76	8.9 years	$1,166

Exercisable, March 31, 2016	9	$10.21	8.5 years	$92

(1)	The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on March 31, 2017 ($20.05) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(dollar and share amounts (except per share) in thousands, unless otherwise indicated)

(UNAUDITED)

3.	Stock-Based Compensation (continued)

A summary of the Company’s stock unit award activity for the three months ended March 31, 2017 is as follows:

	Number of Shares	Weighted Average Price per Share (2)	Weighted Average Fair Value (2)

Outstanding & Unvested, December 31, 2016	74	$14.62	$1,077
Granted	-
Converted to common stock	-
Cancelled	-
Forfeited	-
Outstanding & Unvested, March 31, 2017	74	$14.62	$1,077

(2)	Weighted average price per share is the weighted grant price based on the closing market price of each of the stock grants related to each grant of stock unit awards. The weighted average fair value is the weighted average share price times the number of shares.

As of March 31, 2017, a total of 541 thousand shares of common stock were reserved for issuance under the Plan. As of March 31, 2017, the unamortized fair value of awards relating to outstanding SUAs and options was $819 thousand, which is expected to be amortized over a weighted average period of 2.4 years.

4.	Basic and Diluted Net Income / (Loss) Per Share

Basic net income/(loss) per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted net income/(loss) per share is computed by dividing net income or loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The number of dilutive common equivalent shares outstanding during the period was determined in accordance with the treasury-stock method. Common equivalent shares consisted of common stock issuable upon the exercise of outstanding options and common stock issuable upon the vesting of outstanding, unvested SUAs. Basic and diluted weighted average common shares outstanding for the three months ended March 31, 2017 are as follows:

	Three Months Ended
	March 31,	March 31,
	2017	2016
Weighted average common shares outstanding, basic	5,460	5,423
Dilutive common equivalent shares	73	-
Weighted average common shares outstanding, diluted	5,533	5,423

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(dollar and share amounts (except per share) in thousands, unless otherwise indicated)

(UNAUDITED)

4.	Basic and Diluted Net Income / (Loss) Per Share (continued)

Options outstanding to purchase common stock were excluded from the computation of diluted net loss per share for the three months ended March 31, 2016 because the effect of including such shares would have been anti-dilutive for the period. There were no anti-dilutive shares for the three months ended March 31, 2017.

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

On April 25, 2017, the Company declared a quarterly dividend of $0.15 per share for a total of $819 thousand, which will be paid on May 18, 2017 to shareholders of record on May 8, 2017.

7.	Commitments and Contingencies

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business including, without limitations, the legal matters discussed in the 10K. We continue to believe these lawsuits are without merit and we intend to vigorously defend them. While the ultimate outcome of individual legal claims is inherently unpredictable, we believe that the final resolution of these actions will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

8.	Debt and Other Financing Arrangements

On March 20, 2014, the Company entered into an equipment financing arrangement (“Loan Agreement”) with Banc of America Leasing & Capital, LLC, which it amended on September 15, 2015. The terms of this arrangement are detailed in the 10-K.

The weighted average interest rate for all notes related to the Loan Agreement for the quarter ended March 31, 2017 was 2.76%, and represented $22 thousand of interest expense as compared to a rate of 2.41% and interest expense of $35 thousand for the comparable period in 2016. As of March 31, 2017, the interest rate was 2.93% and there was $3.1 million of outstanding debt related to the loan. The Company was in compliance with all loan covenants as of March 31, 2017.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(dollar and share amounts (except per share) in thousands, unless otherwise indicated)

(UNAUDITED)

8.	Debt and Other Financing Arrangements (continued)

The annual principal repayment requirements for debt obligations as of March 31, 2017 were as follows:

2017	$858
2018	1,144
2019	776
2020	287
2021	30
Total long-term debt	3,095
Less current portion of long-term debt	(1,144)
Total long-term debt, net of current portion	$1,951

9.	Significant Customers

The Company had one customer that exceeded 10% of revenue for the three months ended March 31, 2017. There were no customers that exceeded 10% of revenue for the same periods in 2016. The Company had one customer that accounted for 34% of the total accounts receivable balance as of December 31, 2016. There were no customers who exceeded 10% of the accounts receivable balance as of March 31, 2017.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involves risks and uncertainties. In particular, statements contained in this report which are not historical facts (including, but not limited to, the Company's expectations regarding earnings, earnings per share, revenues, operating cash flows, profitability, margins, pricing, dividends, future business, growth opportunities, new accounts, customer base, test volume, sales and marketing strategy, business strategy, general and administrative expenses, marketing and selling expenses, research and development expenses, anticipated operating results, foreign drug testing laws and regulations and the enforcement of such laws and regulations, including effective dates of such laws and regulations, required investments in plant, property and equipment, strategies with respect to governmental agencies and regulations, cost savings, capital expenditures, liquidity of investments and anticipated cash requirements) may be "forward-looking" statements. The Company's actual results may differ from those stated in any "forward-looking" statements. Factors that may cause such differences include, but are not limited to, risks associated with employee hiring practices of the Company’s principal customers, development of markets for new products and services offered by the Company, costs associated with capacity expansion, government regulation (including, but not limited to, Food and Drug Administration regulations and foreign government regulation including Brazilian commercial drivers license drug test laws and regulations), risks associated with the delay in the implementation of new regulations, currency risks, R&D spending, competition (including, without limitation, competition from other companies pursuing the same growth opportunities), the Company’s ability to maintain its reputation and brand image, the ability of the Company to achieve its business plans, cost controls, leveraging of its global operating platform, risks of information technology system failures and data security breaches, the uncertain global economy, the Company’s ability to attract, develop and retain executives and other qualified employees and independent contractors, including distributors, the Company’s ability to obtain and protect intellectual property rights, litigation risks, and general economic conditions. With respect to the continued payment of cash dividends, factors include, but are not limited to, available surplus, cash flow, capital expenditure reserves required, debt service obligations, and other factors that the Board of Directors of the Company may take into account.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent the Company’s estimates and assumptions only as of the filing date of this Report. The Company expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the filing date of this Report, in order to reflect changes in circumstances or expectations, or the occurrence of unanticipated events, except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” set forth in Part I Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as well as the risks and uncertainties discussed elsewhere in this Report. The Company qualifies all of its forward-looking statements by these cautionary statements. The Company cautions you that these risks are not exhaustive. The Company operates in a continually changing business environment and new risks emerge from time to time.

OVERVIEW

Revenues for the first quarter of 2017 were $10.2 million, an increase of 53% from first quarter 2016 revenue of $6.7 million. The Company reported net income of $1.5 million, or $0.27 per diluted share for the three months ended March 31, 2017, compared to a near break-even level (loss of $23 thousand) for the same period in 2016. The increase in revenue and earnings was primarily the result of higher volume from the Brazil drivers market. The Brazil drivers opportunity started in March 2016. The Company had $6.9 million of cash as of March 31, 2017 and $3.1 million of long term debt. The Company distributed $819 thousand or $0.15 per share of cash dividends to its shareholders in the three months ended March 31, 2017. The Company has paid 82 consecutive quarterly cash dividends.

RESULTS OF OPERATIONS

Revenues were $10.2 million for three months ended March 31, 2017 compared to revenues of $6.7 million for the three months ended March 31, 2016, representing an increase of 53%. The increase in revenues for the three months ended March 31, 2017 was primarily from an increase in sales from Brazil professional drivers market.

Gross profit was $5.3 million for the three months ended March 31, 2017, representing a margin of 52%, compared to $2.7 million and a margin of 41%, for the same period in 2016, representing a gross profit increase of 94%. Direct costs increased by $964 thousand or 25% for the three months ended March 31, 2017 compared to the same period in 2016, mainly due to increased volume. In addition, 2016 results reflected capacity expansion and ramp up costs, which adversely impacted margins.

General and administrative (“G&A”) expenses were $1.5 million for the three months ended March 31, 2017 compared to $1.3 million for the same period in 2016. As a percentage of revenue, G&A expenses were 14% for the three months ended March 31, 2017, compared to 19% for the same period in 2016.

Marketing and selling expenses were $1.2 million for the three months ended March 31, 2017, compared to $1.1 million for the same period in 2016. Marketing and selling expenses represented 12% of revenue for the three months ended March 31, 2017, compared to 17% for the same period in 2016.

Research and development (“R&D”) expenses for the three months ended March 31, 2017 were $330 thousand compared to $360 thousand for the comparable period of 2016, a decrease of 8%. R&D expenses represented 3% and 5% of revenue for the three months ended March 31, 2017 and 2016, respectively.

Provision for income taxes During the three months ended March 31, 2017 the Company recorded a tax provision of $746 thousand, representing an effective tax rate or 33%. During the three months ended March 31, 2016, the Company recorded a tax benefit of $13 thousand, representing an effective tax rate of 36%.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2017, the Company had approximately $6.9 million of cash. The Company's operating activities generated net cash of $4.4 million for the three months ended March 31, 2017. Investing activities used $365 thousand of cash while financing activities used $1.1 million of cash during the first three months of 2017.

Cash provided by operating activities of $4.4 million reflected net income of $1.5 million adjusted for depreciation and amortization of $686 thousand, stock-based compensation of $163 thousand and a decrease of deferred income taxes of $55 thousand. This was affected by the following changes in assets and liabilities: a decrease in accounts receivable of $2.1 million, an increase in prepaid expenses, other current assets and income tax receivable of $92 thousand, a decrease in accounts payable of $752 thousand and an increase in accrued expenses of $901 thousand.

Cash used in investing activities included purchases of equipment and leasehold improvements of $152 thousand and internally capitalized software of $210 thousand. We anticipate spending $0.5 million to $1.0 million in additional capital purchases for the remainder of 2017.

Cash used by financing activities of $1.1 million included cash dividends to shareholders of $819 thousand and $286 thousand from payments on long term debt. On April 25, 2017, the Company declared a quarterly dividend of $0.15 per share for an estimated total of $819 thousand, which will be paid on May 18, 2017 to shareholders of record on May 8, 2017.

Contractual obligations and other commercial commitments as of March 31, 2017 were as follows:

	Less Than One Year	1-3 Years	4-5 Years	After 5 Years	Total

Debt principal	$1,144	$1,720	$231	$-	$3,095
Operating leases	928	1,156	279	-	2,363
Total	$1,786	$3,076	$596	$-	$5,458

At March 31, 2017, the Company's principal sources of liquidity included an aggregate of approximately $6.9 million of cash.  The Company had $7.2 million and $6.4 million of working capital as of March 31, 2017 and December 31, 2016, respectively. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital and capital equipment requirements for the next 12 months.   Depending upon the Company's results of operations and capital needs, the Company may use various financing sources to raise additional funds.

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

PART II OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2016 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of treasury stock in the first three months of 2017.

Item 6. Exhibits

See Exhibit Index included in this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation

Date: May 2, 2017	By:	/s/ Raymond C. Kubacki
Raymond C. Kubacki
Chairman and Chief Executive Officer
(principal executive officer)

Date: May 2, 2017	By:	/s/ Neil L. Lerner
Neil L. Lerner
Vice President – Finance
(principal accounting officer)

PSYCHEMEDICS CORPORATION

FORM 10-Q

March 31, 2017

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

