Form 10-Q
period 2017-06-30
PSYCHEMEDICS CORP
filed 2017-08-04
CIK 806517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Accelerated filer	☐
Non–accelerated filer	☐ [Do not check if a smaller reporting company]
Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at August 1, 2017 was 5,491,553.

PSYCHEMEDICS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

PSYCHEMEDICS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(UNAUDITED)

	June 30,	December 31,
	2017	2016

ASSETS
Current Assets:
Cash and cash equivalents	$2,961	$3,938
Accounts receivable, net of allowance for doubtful accounts of $56 in 2017 and $50 in 2016	5,230	5,837
Prepaid expenses and other current assets	1,293	1,079
Income tax receivable	595	—

Total Current Assets	10,079	10,854

Fixed Assets, net of accumulated amortization and depreciation of $10,263 in 2017 and $8,900 in 2016	12,749	13,358
Other assets	800	820

Total Assets	$23,628	$25,032

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$397	$1,363
Accrued expenses	1,993	1,988
Accrued income taxes	432	—
Current portion of long-term debt	542	1,144

Total Current Liabilities	3,364	4,495

Long-term debt	1,063	2,237
Deferred tax liabilities, long-term	2,780	2,693
Total Liabilities	7,207	9,425

Commitments and Contingencies (Note 7)

Shareholders' Equity:
Preferred stock, $0.005 par value, 873 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.005 par value; 50,000 shares authorized 6,157 shares issued in 2017 and 6,128 shares issued in 2016	31	31
Accumulated other comprehensive loss	(71)	—
Additional paid-in capital	30,722	30,603
Accumulated deficit	(4,179)	(4,945)
Less - Treasury stock, at cost, 668 shares in 2017 and 2016	(10,082)	(10,082)

Total Shareholders' Equity	16,421	15,607

Total Liabilities and Shareholders' Equity	$23,628	$25,032

See accompanying notes to consolidated financial statements

PSYCHEMEDICS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues	$9,684	$9,700	$19,893	$16,367
Cost of revenues	5,075	4,491	9,968	8,420

Gross profit	4,609	5,209	9,925	7,947

Operating Expenses:
General & administrative	1,334	1,186	2,809	2,438
Marketing & selling	1,244	1,302	2,487	2,430
Research & development	321	350	651	710

Total Operating Expenses	2,899	2,838	5,947	5,578

Operating income	1,710	2,371	3,978	2,369
Interest expense, net	(12)	(35)	(34)	(70)

Net income before provision for income taxes	1,698	2,336	3,944	2,299

Provision for income taxes	791	702	1,537	689

Net income	$907	$1,634	$2,407	$1,610

Earnings per common share (basic)	$0.17	$0.30	$0.44	$0.30
Earnings per common share (diluted)	$0.16	$0.30	$0.44	$0.30

Dividends declared per share	$0.15	$0.15	$0.30	$0.30

Other comprehensive loss:
Foreign currency translation (gross)	$(71)	$-	$(71)	$-
Total comprehensive income	$836	$1,634	$2,336	$1,610

See accompanying notes to consolidated financial statements

PSYCHEMEDICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Six Months Ended
	March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,407	$1,610
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization	1,381	1,072
Deferred income taxes	87	28
Stock-based compensation	317	348
Changes in assets and liabilities:
Accounts receivable	574	(1,921)
Prepaid expenses, other current assets, and income tax receivable	(809)	659
Accounts payable	(976)	159
Accrued expenses and accrued income taxes	449	489
Net cash provided by operating activities	3,430	2,444

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(343)	(709)
Cost of internally developed software	(398)	(79)
Other assets	2	(57)
Net cash used in investing activities	(739)	(845)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of tax withholding	(198)	(149)
Proceeds from equipment financing	--	610
Payments of equipment financing	(1,776)	(840)
Cash dividends paid	(1,640)	(1,629)
Net cash used in financing activities	(3,614)	(2,008)

Effect of exchange rate changes on cash and cash equivalents	(54)	--
Net increase / (decrease) in cash and cash equivalents	(977)	(409)
Cash and cash equivalents, beginning of period	3,938	2,689
Cash and cash equivalents, end of period	$2,961	$2,280

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$1,891	--
Cash paid for interest	$41	$71
Purchases of equipment through accounts payable and accrued liabilities	$13	$392

See accompanying notes to consolidated financial statements

PSYCHEMEDICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts (except per share) in thousands, unless otherwise indicated)

(UNAUDITED)

1.	Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation as reported in the Company’s Annual Report on Form 10-K (“10-K”) for the year ended December 31, 2016, filed on March 7, 2017. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the six months and three months ended June 30, 2017 may not be indicative of the results that may be expected for the year ending December 31, 2017, or any other period.

Unless the context requires otherwise, the terms “we”, “us”, “our”, or “the Company” refer to Psychemedics Corporation and its consolidated subsidiaries.

2.	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents consisted exclusively of cash in the bank and bank certificates of deposits.

3.	Stock-Based Compensation

The Company’s 2006 Incentive Plan (“the Plan”) provides for cash based awards or the grant or issuance of stock-based awards. As of June 30, 2017, 184 thousand shares remained available for future grant under the Plan.

A summary of the Company’s stock option activity for the six months ended June 30, 2017 is as follows:

		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise Price	Remaining	Intrinsic
	Shares	Per Share	Contractual Life	Value(1)
Outstanding, December 31, 2016	160	$12.76	9.2 years	$1,907
Granted	121	$18.87
Exercised	-
Forfeited	-
Outstanding, June 30, 2017	281	$15.39		$2,686

Exercisable, June 30, 2017	47	$13.10	8.7 years	$561

(1)	The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on June 30, 2017 ($24.95) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option.

PSYCHEMEDICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts (except per share) in thousands, unless otherwise indicated)

(UNAUDITED)

3.	Stock-Based Compensation (continued)

A summary of the Company’s stock unit award activity for the six months ended June 30, 2017 is as follows:

	Number of Shares	Weighted Average Price per Share (2)	Weighted Average Fair Value (2)

Outstanding & Unvested, December 31, 2016	74	$14.62	$1,077
Granted	13	$18.87	$236
Converted to common stock	(29)
Cancelled	(9)
Forfeited	-
Outstanding & Unvested, June 30, 2017	49	$16.01	$785

(2)	Weighted average price per share is the weighted grant price based on the closing market price of each of the stock grants related to each grant of stock unit awards. The weighted average fair value is the weighted average share price times the number of shares.

As of June 30, 2017, a total of 514 thousand shares of common stock were reserved for issuance under the Plan. As of June 30, 2017, the unamortized fair value of awards relating to outstanding SUAs and options was $1.4 million, which is expected to be amortized over a weighted average period of 3.1 years.

4.	Basic and Diluted Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The number of dilutive common equivalent shares outstanding during the period was determined in accordance with the treasury-stock method. Common equivalent shares consisted of common stock issuable upon the exercise of outstanding options and common stock issuable upon the vesting of outstanding, unvested SUAs. Basic and diluted weighted average common shares outstanding for the three and six months ended June 30, 2017 are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Weighted average common shares outstanding, basic	5,477	5,443	5,469	5,433
Dilutive common equivalent shares	64	11	64	7
Weighted average common shares outstanding, diluted	5,541	5,454	5,533	5,440

PSYCHEMEDICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On August 2, 2017, the Company declared a quarterly dividend of $0.15 per share for a total of $824 thousand, which will be paid on August 24, 2017 to shareholders of record on August 14, 2017.

7.	Commitments and Contingencies

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business including, without limitation, the legal matters discussed in the 10-K. We continue to believe these lawsuits are without merit and we intend to vigorously defend them. While the ultimate outcome of individual legal claims is inherently unpredictable, we believe that the final resolution of these actions will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

8.	Debt and Other Financing Arrangements

On March 20, 2014, the Company entered into an equipment financing arrangement (“Loan Agreement”) with Banc of America Leasing & Capital, LLC, which it amended on September 15, 2015 and March 23, 2016. The terms of this arrangement are detailed in the 10-K.

The weighted average interest rate for all notes related to the Loan Agreement for the quarter ended June 30, 2017 was 3.1%, and represented $17 thousand of interest expense as compared to a rate of 2.4% and interest expense of $35 thousand for the comparable period in 2016. As of June 30, 2017, the interest rate was 3.2% and there was $1.6 million of outstanding debt related to the loan. The Company was in compliance with all loan covenants as of June 30, 2017.

PSYCHEMEDICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts (except per share) in thousands, unless otherwise indicated)

(UNAUDITED)

8.	Debt and Other Financing Arrangements (continued)

The annual principal repayment requirements for debt obligations as of June 30, 2017 were as follows:

2017	$271
2018	542
2019	475
2020	287
2021	30
Total long-term debt	1,605
Less current portion of long-term debt	(542)
Total long-term debt, net of current portion	$1,063

9.	Significant Customers

The Company had one customer that exceeded 10% of revenue for the six months ended June 30, 2017 and June 30, 2016. The Company had one customer that exceeded 10% of the total accounts receivable balance as of June 30, 2017 and December 31, 2016.

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

PSYCHEMEDICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts (except per share) in thousands, unless otherwise indicated)

(UNAUDITED)

10.	Recent Accounting Pronouncements (continued)

The standard’s implementation date, as amended by ASU 2015-14, is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We have done a review of the impact of our pending adoption of ASU 2014-09 on our financial statements and have determined the implementation of this standard should not have a material impact on the financial statements. The Company intends to adopt the standard at the date required using the retrospective approach.

11.	Summary of Significant Accounting Policies

See December 31, 2016 10-K for summary of significant Accounting Policies. Additional significant policies adopted this quarter are as follows:

Foreign Currency Translation: The functional currency of our Brazil subsidiary is the Brazilian Real. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the consolidated balance sheet date. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities that are in the functional currency is included as a component of shareholders’ equity in accumulated other comprehensive income (loss).

Basis of Consolidation: The consolidated financial statements incorporate the financial statements of the Company and its subsidiaries. The financial statements of the Company and its subsidiary companies have been consolidated on a line-by-line basis by adding together like items of assets, liabilities, income and expenses. All significant intercompany transactions and balances have been eliminated.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involves risks and uncertainties. In particular, statements contained in this report which are not historical facts (including, but not limited to, the Company's expectations regarding earnings, earnings per share, revenues, operating cash flows, profitability, margins, pricing, dividends, future business, growth opportunities, new accounts, customer base, test volume, sales and marketing strategy, business strategy, general and administrative expenses, marketing and selling expenses, research and development expenses, anticipated operating results, foreign drug testing laws and regulations and the enforcement of such laws and regulations, including effective dates of such laws and regulations, required investments in plant, property and equipment, strategies with respect to governmental agencies and regulations, cost savings, capital expenditures, liquidity of investments and anticipated cash requirements) may be "forward-looking" statements. The Company's actual results may differ from those stated in any "forward-looking" statements. Factors that may cause such differences include, but are not limited to, risks associated with employee hiring practices of the Company’s principal customers, development of markets for new products and services offered by the Company, costs associated with capacity expansion, government regulation (including, but not limited to, Food and Drug Administration regulations and foreign government regulation including Brazilian commercial drivers license drug test laws and regulations), risks associated with the delay in the implementation of new regulations, risks associated with foreign currency fluctuations, R&D spending, competition (including, without limitation, competition from other companies pursuing the same growth opportunities), the Company’s ability to maintain its reputation and brand image, the ability of the Company to achieve its business plans, cost controls, leveraging of its global operating platform, risks of information technology system failures and data security breaches, the uncertain global economy, the Company’s ability to attract, develop and retain executives and other qualified employees and independent contractors, including distributors, the Company’s ability to obtain and protect intellectual property rights, litigation risks, and general economic conditions. With respect to the continued payment of cash dividends, factors include, but are not limited to, available surplus, cash flow, capital expenditure reserves required, debt service obligations, and other factors that the Board of Directors of the Company may take into account.

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

OVERVIEW

Revenues for the second quarter of 2017 and 2016 were $9.7 million. The Company reported net income of $907 thousand, or $0.16 per diluted share for the three months ended June 30, 2017 versus $1.6 million, or $0.30 per diluted share for the same period in 2016, a decrease of 44%. Our second quarter results represent the first year-to-year comparison where Brazil driver revenues were in last year’s results, as the second quarter of 2016 was the first quarter to include Brazil driver testing. Earnings was impacted by the mix of business and tax impacts from our new corporate structure, including a new Brazilian subsidiary established for strategic purposes to enhance long term profitability. The Company distributed $1.6 million or $0.30 per share of cash dividends to its shareholders in the six months ended June 30, 2017. The Company has paid 83 consecutive quarterly cash dividends.

RESULTS OF OPERATIONS

Revenues were $9.7 million for three months ended June 30, 2017 and June 30, 2016. This quarter 2017 results represent the first year-to-year comparison where Brazil driver revenues were in last year’s results, as second quarter 2016 was the first quarter to include Brazil professional driver testing. Revenues for the six months ended June 30, 2017 were $19.9 million, representing an increase of 22% from the comparable period of 2016 of $16.4 million.

Gross profit decreased $600 thousand to $4.6 million for the three months ended June 30, 2017, compared to $5.2 million for the same period in 2016. Direct costs increased by $584 thousand or 13% for the three months ended June 30, 2017 compared to the same period in 2016. The gross profit margin was 48% for the three months ended June 30, 2017 and 54% for the comparable period of 2016. The decrease in margin was attributable to a mix of business, the inclusion of Brazil sales taxes and additional depreciation from equipment placed in service. Gross profit for the six months ended June 30, 2017 increased $2.0 million to $9.9 million compared to $7.9 million for the comparable period in 2016. Direct costs increased by $1.5 million or 18% for the six months ended June 30, 2017 when compared to the same period in 2016. The gross profit margin for the six month period ended June 30, 2017 was 50% compared to 49% for the comparable period in 2016.

General and administrative (“G&A”) expenses increased $0.1 million to $1.3 million for the three months ended June 30, 2017 compared to $1.2 million for the same period in 2016. As a percentage of revenue, G&A expenses were 14% for the three months ended June 30, 2017 and 12% for the same period in 2016. General and administrative expenses were $2.8 million for the six months ended June 30, 2017 compared to $2.4 million for the same period in 2016. As a percentage of revenue, G&A expenses were 14% and 15% for the six months ended June 30, 2017 and 2016, respectively.

Marketing and selling expenses were $1.2 million for the three months ended June 30, 2017 compared to $1.3 million for the same period in 2016. Total marketing and selling expenses represented 13% of revenue for the three months ended June 30, 2017 and 2016. Marketing and selling expenses were $2.5 million for the six months ended June 30, 2017, compared to $2.4 million for the same period in 2016. Total marketing and selling expenses represented 13% of revenue for the six months ended June 30, 2017, compared to 15% for the comparable period of 2016.

Research and development (“R&D”) expenses for the three months ended June 30, 2017 were $321 thousand compared to $350 thousand for the comparable period of 2016. R&D expenses represented 3% and 4% of revenue for the three months ended June 30, 2017 and 2016, respectively. Research and development expenses for the six months ended June 30, 2017 were $651 thousand compared to $710 thousand in the prior year. R&D expenses represented 3% and 4% of revenue for the six months ended 2017 and 2016, respectively.

Provision for income taxes Our provision for income taxes consists primarily of federal and state income taxes in the United Sates and income taxes in Brazil. We estimate income taxes in each of the jurisdictions in which we operate. During the three months ended June 30, 2017 and 2016, the Company recorded tax provisions of $791 thousand and $702 thousand, respectively. These provisions represented effective tax rates of 47% for the three months ended June 30, 2017 and 30% for the comparable period of 2016. The increase in tax rate was attributable to the creation of a Brazil subsidiary which resulted in a new tax jurisdiction and tax liability. During the six months ended June 30, 2017 and June 30, 2016, the Company recorded tax provisions of $1.5 million and $689 thousand, respectively. These provisions represented effective tax rates of 39% for the six-month period ended June 30, 2017 and 30% for the comparative period last year. The Company expects the year-end tax rate to be to be between 40% and 42%.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2017, the Company had approximately $3.0 million of cash. The Company's operating activities generated net cash of $3.4 million for the six months ended June 30, 2017. Investing activities used $738 thousand of cash while financing activities used $3.6 million of cash during the first six months of 2017.

Cash provided by operating activities of $3.4 million reflected net income of $2.4 million adjusted for depreciation and amortization of $1.4 million, stock-based compensation of $317 thousand and an increase of deferred income taxes of $87 thousand. This was affected by the following changes in assets and liabilities: an increase in accounts receivable of $0.6 million, an increase in prepaid expenses, other current assets and income tax receivable of $0.8 million, a decrease in accounts payable of $1.0 million and an increase in accrued expenses and income taxes of $0.4 million.

Cash used in investing activities included purchases of equipment and leasehold improvements of $341 thousand and internally capitalized software of $398 thousand. We anticipate spending $0.2 million to $0.5 million in additional capital purchases for the remainder of 2017.

Cash used by financing activities of $3.6 million included cash dividends to shareholders of $1.6 million and $1.8 million from payments on long term debt. On July 26, 2017, the Company declared a quarterly dividend of $0.15 per share for an estimated total of $824 thousand, which will be paid on August 17, 2017 to shareholders of record on August 7, 2017.

Contractual obligations and other commercial commitments as of June 30, 2017 were as follows:

	Less Than One Year	1-3 Years	4-5 Years	After 5 Years	Total
Debt principal	$542	$917	$146	$-	$1,605
Operating leases	896	1,048	186	-	2,130
Total	$1,438	$1,965	$332	$-	$3,735

At June 30, 2017, the Company's principal sources of liquidity included an aggregate of approximately $3.0 million of cash.  The Company had $6.7 million and $6.4 million of working capital as of June 30, 2017 and December 31, 2016, respectively. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital and capital equipment requirements for the next 12 months.   Depending upon the Company's results of operations and capital needs, the Company may use various financing sources to raise additional funds.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity. The long-term debt agreement entered into in March 2014 (and amended), is subject to the 30 day Libor rate, which changes the Company’s interest rate on a monthly basis. The Company does not expect any changes in this rate to materially affect the Company’s performance.

Foreign Exchange Risk. During Q2 2017, with the creation of a Brazilian subsidiary, we are exposed to foreign currency risk in the ordinary course of business. See item 1-A of Part II for further explanation of Foreign Exchange Risk.

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

PART II OTHER INFORMATION

Item 1A. Risk Factors

See risk factors in our 2016 Annual Report on Form 10-K. Additional risks identified since the Annual Report include:

Foreign Exchange Risk: With the creation of a foreign entity in Brazil, the Company now can have fluctuations in foreign currencies relative to the USD and this can result in significant differences in period to period financial results. Since a significant portion of the Company’s sales are invoiced in Brazil Real (BRL) and consolidated financial results are reported in USD terms, a stronger USD can have negative revenue effects. Conversely, a weaker USD would increase the Brazil subsidiary operating costs in USD terms.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of treasury stock in the first six months of 2017.

Item 6. Exhibits

See Exhibit Index included in this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation

Date: August 4, 2017	By:	/s/ Raymond C. Kubacki
Raymond C. Kubacki
Chairman and Chief Executive Officer
(principal executive officer)

Date: August 4, 2017	By:	/s/ Neil L. Lerner
Neil L. Lerner
Vice President - Finance
(principal accounting officer)

PSYCHEMEDICS CORPORATION

FORM 10-Q

June 30, 2017

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

