Form 10-Q
period 2017-09-30
PSYCHEMEDICS CORP
filed 2017-10-26
CIK 806517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

or

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

The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at October 20, 2017 was 5,492,053.

1

PSYCHEMEDICS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PSYCHEMEDICS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(UNAUDITED)

	September 30,	December 31,
	2017	2016

ASSETS
Current Assets:
Cash and cash equivalents	$5,604	$3,938
Accounts receivable, net of allowance for doubtful accounts
of $62 in 2017 and $50 in 2016	5,421	5,837
Prepaid expenses and other current assets	1,351	1,079

Total Current Assets	12,376	10,854

Fixed Assets, net of accumulated amortization and depreciation
of $10,961 in 2017 and $8,900 in 2016	12,258	13,358
Other assets	818	820

Total Assets	$25,452	$25,032

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$1,103	$1,363
Accrued expenses	2,905	1,988
Current portion of debt	542	1,144

Total Current Liabilities	4,550	4,495

Long-term debt	928	2,237
Deferred tax liabilities, long-term	2,742	2,693
Total Liabilities	8,220	9,425

Shareholders' Equity:
Preferred stock, $0.005 par value, 873 shares authorized,
no shares issued or outstanding	--	--
Common stock, $0.005 par value; 50,000 shares authorized
6,160 shares issued in 2017 and 6,128 shares issued in 2016	31	31
Accumulated other comprehensive gain	37	--
Additional paid-in capital	30,885	30,603
Accumulated deficit	(3,639)	(4,945)
Less - Treasury stock, at cost, 668 shares in 2017 and 2016	(10,082)	(10,082)

Total Shareholders' Equity	17,232	15,607

Total Liabilities and Shareholders' Equity	$25,452	$25,032

See accompanying notes to consolidated financial statements

PSYCHEMEDICS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues	$10,049	$11,849	$29,942	$28,216
Cost of revenues	4,928	4,744	14,896	13,164

Gross profit	5,121	7,105	15,046	15,052

Operating Expenses:
General & administrative	1,471	1,278	4,278	3,716
Marketing & selling	1,065	1,375	3,552	3,804
Research & development	353	348	1,005	1,059

Total Operating Expenses	2,889	3,001	8,835	8,579

Operating income	2,232	4,104	6,211	6,473
Interest income (expense), net	13	(34)	(22)	(104)

Net income before provision for income taxes	2,245	4,070	6,189	6,369

Provision for income taxes	881	1,362	2,418	2,051

Net income	$1,364	$2,708	$3,771	$4,318

Earnings per common share (basic)	$0.25	$0.50	$0.69	$0.79
Earnings per common share (diluted)	$0.25	$0.49	$0.68	$0.79

Dividends declared per share	$0.15	$0.15	$0.45	$0.45

Other comprehensive income:
Foreign currency translation (gross)	$108	$-	$37	$-
Total comprehensive income	$1,472	$2,708	$3,808	$4,318

See accompanying notes to consolidated financial statements

PSYCHEMEDICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,771	$4,318
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization	2,089	1,626
Deferred income taxes	49	(17)
Stock-based compensation	446	508
Changes in assets and liabilities:
Accounts receivable	423	(2,733)
Prepaid expenses, other current assets, and income tax receivable	(272)	634
Accounts payable	(263)	322
Accrued expenses and accrued income taxes	874	1,414
Net cash provided by operating activities	7,117	6,072

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(411)	(1,181)
Cost of internally developed software	(509)	(136)
Other assets	(26)	(69)
Net cash used in investing activities	(946)	(1,386)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of tax withholding	(165)	(149)
Proceeds from equipment financing	--	610
Payments of equipment financing	(1,911)	(1,276)
Cash dividends paid	(2,464)	(2,448)
Net cash used in financing activities	(4,540)	(3,263)

Effect of exchange rate changes on cash and cash equivalents	35	--
Net increase / (decrease) in cash and cash equivalents	1,666	1,423
Cash and cash equivalents, beginning of period	3,938	2,689
Cash and cash equivalents, end of period	$5,604	$4,112

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$1,904	$921
Cash paid for interest	$53	$105
Purchases of equipment through accounts payable and accrued liabilities	$41	$75

See accompanying notes to consolidated financial statements

PSYCHEMEDICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts (except per share) in thousands, unless otherwise indicated)

(UNAUDITED)

1.	Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Psychemedics Corporation as reported in the Company’s Annual Report on Form 10-K (“10-K”) for the year ended December 31, 2016, filed on March 7, 2017. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three months and nine months ended September 30, 2017 may not be indicative of the results that may be expected for the year ending December 31, 2017, or any other period.

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

The Company’s 2006 Incentive Plan (“the Plan”) provides for cash based awards or the grant or issuance of stock-based awards. As of September 30, 2017, 199 thousand shares remained available for future grant under the Plan.

A summary of the Company’s stock option activity for the nine months ended September 30, 2017 is as follows:

		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise Price	Remaining	Intrinsic
	Shares	Per Share	Contractual Life	Value(1)
Outstanding, December 31, 2016	160	$12.76	9.2 years	$1,907
Granted	121	$18.87
Exercised	(3)	$13.82
Forfeited	-
Outstanding, September 30, 2017	278	$15.40	8.9 years	$875

Exercisable, September 30, 2017	56	$12.61	8.4 years	$320

(1)	The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on September 30, 2017 ($18.30) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option.

PSYCHEMEDICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts (except per share) in thousands, unless otherwise indicated)

(UNAUDITED)

3.	Stock-Based Compensation (continued)

A summary of the Company’s stock unit award activity for the nine months ended September 30, 2017 is as follows:

	Number of Shares	Weighted Average Price per Share (2)	Weighted Average Fair Value (2)

Outstanding & Unvested, December 31, 2016	74	$14.62	$1,077
Granted	13	$18.87	$236
Converted to common stock	(30)
Cancelled	(10)
Forfeited	(15)
Outstanding & Unvested, September 30, 2017	32	$16.08	$516

(2)	Weighted average price per share is the weighted grant price based on the closing market price of each of the stock grants related to each grant of stock unit awards. The weighted average fair value is the weighted average share price times the number of shares.

As of September 30, 2017, a total of 509 thousand shares of common stock were reserved for issuance under the Plan. As of September 30, 2017, the unamortized fair value of awards relating to outstanding SUAs and options was $1.1 million, which is expected to be amortized over a weighted average period of 3.0 years.

4.	Basic and Diluted Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The number of dilutive common equivalent shares outstanding during the period was determined in accordance with the treasury-stock method. Common equivalent shares consisted of common stock issuable upon the exercise of outstanding options and common stock issuable upon the vesting of outstanding, unvested SUAs. Basic and diluted weighted average common shares outstanding for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Weighted average common shares outstanding, basic	5,491	5,460	5,476	5,442
Dilutive common equivalent shares	73	50	64	15
Weighted average common shares outstanding, diluted	5,564	5,510	5,540	5,457

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

On October 24, 2017, the Company declared a quarterly dividend of $0.15 per share for a total of $824 thousand, which will be paid on November 17, 2017 to shareholders of record on November 6, 2017.

7.	Commitments and Contingencies

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business including, without limitation, the legal matters discussed in the 10-K. We continue to believe the lawsuits described in the 10-K are without merit and we intend to vigorously defend them. While the ultimate outcome of individual legal claims is inherently unpredictable, we believe that the final resolution of these actions will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

8.	Debt and Other Financing Arrangements

On March 20, 2014, the Company entered into an equipment financing arrangement (“Loan Agreement”) with Banc of America Leasing & Capital, LLC, which it amended on September 15, 2015 and March 23, 2016. The terms of this arrangement are detailed in the 10-K.

The weighted average interest rate for all notes related to the Loan Agreement for the quarter ended September 30, 2017 was 3.2%, and represented $12 thousand of interest expense as compared to a rate of 2.5% and interest expense of $34 thousand for the comparable period in 2016. As of September 30, 2017, the interest rate was 3.2% and there was $1.5 million of outstanding debt related to the loan. The Company was in compliance with all loan covenants as of September 30, 2017.

PSYCHEMEDICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts (except per share) in thousands, unless otherwise indicated)

(UNAUDITED)

8.	Debt and Other Financing Arrangements (continued)

The annual principal repayment requirements for debt obligations as of September 30, 2017 were as follows:

2017	$136
2018	542
2019	475
2020	287
2021	30
Total long-term debt	1,470
Less current portion of long-term debt	(542)
Total long-term debt, net of current portion	$928

9.	Significant Customers

The Company had one customer that exceeded 10% of revenue for the three and nine months ended September 30, 2017 and September 30, 2016. The Company had one customer that exceeded 10% of the total accounts receivable balance as of September 30, 2017 and December 31, 2016.

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

The standard’s implementation date, as amended by ASU 2015-14, is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are in the process of analyzing our sales contracts and related performance obligations and expect to complete this review at the end of November.  Based on our evaluation to date, we believe the implementation of this standard should not have a material impact to the Company.  We plan to start drafting footnote disclosures under ASU 2014-09 during Q4 2017 as well as making our final determination of implementation approach.

11.	Summary of Significant Accounting Policies

See December 31, 2016 10-K for summary of significant Accounting Policies. Additional significant policies adopted this year are as follows:

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

OVERVIEW

Revenue for the third quarter of 2017 was $10.0 million compared to $11.8 million in 2016, a decrease of 15%. The Company reported net income of $1.4 million, or $0.25 per diluted share for the three months ended September 30, 2017 versus $2.7 million, or $0.49 per diluted share for the same period in 2016, a decrease of 50%. Revenue for the nine months ended September 30, 2017 was $29.9 million compared to $28.2 million for the same period in 2016, an increase of 6%. The Company reported net income of $3.8 million, or $0.68 per diluted share for the nine months ended September 30, 2017 versus $4.3 million, or $0.79 per diluted share for the same period in 2016, a decrease of 13%. Our 2016 third quarter revenue and earnings represented the Company’s record results in these two areas. Earnings were impacted by the decline in total revenue, revenue mix and tax impacts from our corporate structure in Brazil noted last quarter. The Company distributed $2.5 million or $0.45 per share of cash dividends to its shareholders in the nine months ended September 30, 2017. The Company has paid 84 consecutive quarterly cash dividends.

RESULTS OF OPERATIONS

Revenues were $10.0 million for three months ended September 30, 2017 and $11.8 million for the same period in 2016, representing a decrease of 15%. As noted above, the third quarter in 2016 represented the company’s record revenue. The decline in revenues resulted primarily from our international business; and from a fall-off in our oil and gas sector, partially attributable to Hurricane Harvey. Revenues for the nine months ended September 30, 2017 were $29.9 million, representing an increase of 6% from the comparable period of 2016 of $28.2 million.

Gross profit was $5.1 million for the three months ended September 30, 2017, compared to $7.1 million for the same period in 2016, a decrease of $2.0 million. Direct costs increased by $184 thousand or 4% for the three months ended September 30, 2017 compared to the same period in 2016. The gross profit margin was 51% for the three months ended September 30, 2017 and 60% for the comparable period of 2016. The decrease in margin was attributable to a mix of business, the inclusion of Brazil sales taxes and additional depreciation from equipment placed in service. Gross profit for the nine months ended September 30, 2017 was $15.0 million relatively unchanged from the comparable period in 2016. Direct costs increased by $1.7 million or 13% for the nine months ended September 30, 2017 when compared to the same period in 2016. The gross profit margin for the nine months ended September 30, 2017 was 50% compared to 53% for the comparable period in 2016.

General and administrative (“G&A”) expenses increased $0.2 million to $1.5 million for the three months ended September 30, 2017 compared to $1.3 million for the same period in 2016. As a percentage of revenue, G&A expenses were 15% for the three months ended September 30, 2017 and 11% for the same period in 2016. The increase in expenses was driven by additional costs related to our Brazil subsidiary, which was created in 2017, and increased professional fees. General and administrative expenses were $4.3 million for the nine months ended September 30, 2017 compared to $3.7 million for the same period in 2016. As a percentage of revenue, G&A expenses were 14% and 13% for the nine months ended September 30, 2017 and 2016, respectively.

Marketing and selling expenses were $1.1 million for the three months ended September 30, 2017 compared to $1.4 million for the same period in 2016. The decrease was primarily driven by lower personnel costs. Total marketing and selling expenses represented 11% of revenue for the three months ended September 30, 2017 and 12% for the comparable period in 2016. Marketing and selling expenses were $3.6 million for the nine months ended September 30, 2017 compared to $3.8 million for the same period in 2016. Total marketing and selling expenses represented 12% of revenue for the nine months ended September 30, 2017, compared to 13% for the comparable period of 2016.

Research and development (“R&D”) expenses for the three months ended September 30, 2017 were $353 thousand compared to $348 thousand for the comparable period of 2016. R&D expenses represented 4% and 3% of revenue for the three months ended September 30, 2017 and 2016, respectively. Research and development expenses for the nine months ended September 30, 2017 were $1.0 million compared to $1.1 million in the prior year. R&D expenses represented 3% and 4% of revenue for the nine months ended 2017 and 2016, respectively.

Provision for income taxes Our provision for income taxes consists primarily of federal and state income taxes in the United States and income taxes in Brazil. We estimate income taxes in each of the jurisdictions in which we operate. During the three months ended September 30, 2017 and 2016, the Company recorded tax provisions of $881 thousand and $1,362 thousand, respectively. These provisions represented effective tax rates of 39% for the three months ended September 30, 2017 and 33% for the comparable period of 2016. The increase in tax rate was attributable to the creation of a Brazil subsidiary which resulted in a new tax jurisdiction and tax liability. During the nine months ended September 30, 2017 and September 30, 2016, the Company recorded tax provisions of $2.4 million and $2.1 million, respectively. These provisions represented effective tax rates of 39% for the nine month period ended September 30, 2017 and 32% for the comparative period last year. The Company expects the year-end tax rate to be to be between 39% and 42%.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2017, the Company had approximately $5.6 million of cash. The Company's operating activities generated net cash of $7.1 million for the nine months ended September 30, 2017. Investing activities used $946 thousand of cash while financing activities used $4.5 million of cash during the first nine months of 2017.

Cash provided by operating activities of $7.1 million reflected net income of $3.8 million adjusted for depreciation and amortization of $2.1 million, stock-based compensation of $446 thousand and an increase of deferred income taxes of $49 thousand. This was affected by the following changes in assets and liabilities: a decrease in accounts receivable of $0.4 million, an increase in prepaid expenses, other current assets and income tax receivable of $0.3 million, a decrease in accounts payable of $0.3 million and an increase in accrued expenses and income taxes of $0.9 million.

Cash used in investing activities included purchases of equipment and leasehold improvements of $411 thousand and internally capitalized software of $509 thousand. We anticipate spending $0.1 million to $0.3 million in additional capital purchases for the remainder of 2017.

Cash used by financing activities of $4.5 million included cash dividends to shareholders of $2.5 million and $1.9 million from payments on long term debt. On October 24, 2017, the Company declared a quarterly dividend of $0.15 per share for an estimated total of $824 thousand, which will be paid on November 17, 2017 to shareholders of record on November 6, 2017.

Contractual obligations and other commercial commitments as of September 30, 2017 were as follows:

	Less Than One Year	1-3 Years	4-5 Years	After 5 Years	Total
Debt principal	$542	$867	$61	$-	$1,470
Operating leases	905	1,039	93	-	2,037
Total	$1,447	$1,906	$154	$-	$3,507

At September 30, 2017, the Company's principal sources of liquidity included an aggregate of approximately $5.6 million of cash.  The Company had $7.8 million and $6.4 million of working capital as of September 30, 2017 and December 31, 2016, respectively. Management currently believes that such funds, together with cash generated from operations and future equipment financing, should be adequate to fund anticipated working capital and capital equipment requirements for the next 12 months.   Depending upon the Company's results of operations and capital needs, the Company may use various financing sources to raise additional funds.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity. The long-term debt agreement entered into in March 2014 (and amended), is subject to the 30 day Libor rate, which changes the Company’s interest rate on a monthly basis. The Company does not expect any changes in this rate to materially affect the Company’s performance.

Foreign Exchange Risk. Starting in Q2 2017, with the creation of a Brazilian subsidiary, we became exposed to foreign currency risk in the ordinary course of business. See item 1-A of Part II for further explanation of Foreign Exchange Risk.

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

PART II OTHER INFORMATION

Item 1A. Risk Factors

See risk factors in our 2016 Annual Report on Form 10-K. Additional risks identified since the Annual Report include:

Foreign Exchange Risk: With the creation of a foreign entity in Brazil, the Company now can have fluctuations in foreign currencies relative to the United States Dollar (USD) and this can result in significant differences in period to period financial results. Since a significant portion of the Company’s sales are invoiced in Brazil Real (BRL) and consolidated financial results are reported in USD terms, a stronger USD can have negative revenue effects. Conversely, a weaker USD would increase the Brazil subsidiary operating costs in USD terms.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of treasury stock in the first nine months of 2017.

Item 6. Exhibits

See Exhibit Index included in this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation

Date: October 26, 2017	By:	/s/ Raymond C. Kubacki
Raymond C. Kubacki
Chairman and Chief Executive Officer
(principal executive officer)

Date: October 26, 2017	By:	/s/ Neil L. Lerner
Neil L. Lerner
Vice President - Finance
(principal accounting officer)

PSYCHEMEDICS CORPORATION

FORM 10-Q

September 30, 2017

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

