Form 10-K
period 2017-12-31
PSYCHEMEDICS CORP
filed 2018-03-16
CIK 806517

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-13738

PSYCHEMEDICS CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	58-1701987
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

289 Great Road Acton, Massachusetts	01720
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number Including Area Code: (978) 206-8220

125 Nagog Park

Acton, Massachusetts 01720

(former address if changed since last report)

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

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934). Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definitions of “accelerated filer”, “large accelerated filer”, “non-accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐
Smaller Reporting Company ☒	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). Yes ☐ No ☒

As of June 30, 2017, there were 5,489,053 shares of Common Stock of the Registrant outstanding. The aggregate market value of the Common Stock of the Registrant held by non-affiliates (assuming for these purposes, but not conceding, that all executive officers, directors and 5% shareholders are “affiliates” of the Registrant) as of June 30, 2017 was approximately $107 million, computed based upon the closing price of $24.95 per share on June 30, 2017.

As of March 16, 2018, there were 5,492,053 shares of Common Stock of the Registrant outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Business,” “Risk Factors,” “Legal Proceedings,” “Market for Registrant’s Common Stock and Related Stockholder Matters” and “Management Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K (this “Form 10-K”) constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to future earnings, earnings per share, revenues, operating income, cash flows, competitive and strategic initiatives, potential stock repurchases, liquidity needs, dividends, future business, growth opportunities, profitability, pricing, new accounts, customer base, market share, test volume, sales volume, sales and marketing strategies, U.S. and foreign drug testing laws and regulations and the enforcement of such laws and regulations, required investments in plant, equipment and people, new test development, and contingencies, including litigation results. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, earnings per share or achievements to be materially different from any future results, levels of activity, growth, performance, earnings per share or achievements expressed or implied by such forward-looking statements.

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

Factors that may cause such differences include but are not limited to: (1) intense competition in the drug testing industry, particularly among companies that test utilizing hair samples; (2) risks associated with the development of markets for new products and services offered; (3) pricing policies; (4) risks associated with capacity expansion; (5) risks associated with U.S. government regulations, including, but not limited to, FDA regulations, (6) risks associated with our international operations, including, but not limited to, Brazilian laws, proposed laws and regulations, market development and currency risks; (7) Psychemedics' ability to maintain its reputation and brand image; (8) the ability of Psychemedics to achieve its business plans, productivity improvements, cost controls, leveraging of its global operating platform, and acceleration of the rate of innovation; (9) information technology system failures and data security breaches; (10) the uncertain global economy; (11) our ability to attract, develop and retain executives and other qualified employees and independent contractors, including distributors; (12) Psychemedics' ability to obtain and protect intellectual property rights; (13) litigation risks; and (14) changes in economic conditions which affect demand for our products and services.

Additional important factors that could cause actual results to differ materially from expectations reflected in our forward-looking statements include those described in Item 1A, “Risk Factors.”

i

PSYCHEMEDICS CORPORATION

FORM 10-K
ANNUAL REPORT
For the Year Ended December 31, 2017

ii

PART I

Available Information; Background

Psychemedics Corporation (together with its subsidiaries, “the Company” or “Psychemedics”) maintains executive offices located at 289 Great Road, Acton, MA 01720. Our telephone number is (978) 206-8220. Our stock is traded on the NASDAQ Stock Market under the symbol “PMD”. Our Internet address is www.psychemedics.com. The Company makes available, free of charge, on the Investor Information section of its website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (the “SEC”). Copies are also available, without charge, from Psychemedics Corporation, Attn: Investor Relations, 289 Great Road, Acton, MA 01720. Alternatively, reports filed with the SEC may be viewed or obtained at the SEC Public Reference Room in Washington, D.C., or the SEC’s Internet site at www.sec.gov. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

Item 1. Business

General

Psychemedics Corporation is a Delaware corporation organized on September 24, 1986. The consolidated financial statements of the Company include the accounts and results of operations of Psychemedics Corporation and its wholly-owned subsidiary Psychemedics International, LLC (Delaware) and their jointly-owned subsidiary Psychemedics Laboratórios Ltda (Brazil). All significant inter-company balances and transactions have been eliminated in consolidation. A majority of the Company’s assets are located within the United States. The Company provides testing services for the detection of drugs of abuse through the analysis of hair samples. The Company’s testing methods utilize a patented technology that digests the hair and releases drugs trapped in the hair without destroying the drugs. This is fundamental to the entire process because the patented method gets virtually 100% of the drug out of the hair, and if you cannot get the drug out of the hair, you cannot measure it. The Company then performs a proprietary custom-designed enzyme immunoassay (EIA) on the liquid supernatant, with confirmation testing by mass spectrometry.

The Company’s primary application of its patented technology is as a testing service that analyzes hair samples for the presence of certain drugs of abuse. The Company’s customized proprietary EIA procedures to drug test hair samples differ from the more commonly used immunoassay procedures employed to test urine samples. The Company’s tests provide quantitative information that can indicate the approximate amount of drug ingested as well as historical data, which can show a pattern of individual drug use over a longer period of time, thereby providing superior detection compared to other types of drug testing. This information is useful to employers for both applicant and employee testing, as well as treatment professionals, law enforcement agencies, school administrators, and parents concerned about their children’s drug use. The Company provides screening and confirmation by mass spectrometry using industry-accepted practices for cocaine, marijuana, PCP, amphetamines (including ecstasy, eve and Adderall), opiates (including heroin, hydrocodone, hydromorphone, oxycodone, oxymorphone and codeine), synthetic cannabinoids (including K2, Spice, Blaze) and benzodiazepines (Xanax®, Valium®, and Ativan®). In addition, in 2013, the Company launched a hair test for alcohol which also looks back on use over a 90 day period, as our hair drug tests do.

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

The Company has received 510k clearance from the Food and Drug Administration (FDA) on eight EIA assays used to test head and body hair for drugs of abuse.

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

The Company performs a confirmation test of all screened positive results through mass spectrometry. The use of mass spectrometry is an industry accepted practice used to confirm a positive test result from the screening process. The Company offers its clients an expanded drug screen with mass spectrometry confirmation of cocaine, PCP, marijuana, amphetamines, opiates, synthetic cannabinoids and benzodiazepines. In addition, the Company offers a hair test for alcohol which also looks back on use over a 90 day period, as our hair drug tests do.

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

Research

The Company is involved in the following ongoing studies involving use of drugs of abuse in various populations: Mclean Hospital, Wayne State University and University of California - San Diego. In 2017, the Company partnered with an NIH-funded study titled “Adolescent Brain Cognitive Development” (ABCD) which expects to enroll 12,000 youth age 9-10 over a 2-2.5 year recruitment period. The objective of the ABCD consortium is to establish a national, multisite, longitudinal cohort and database by studying youth prospectively in order to examine brain and cognitive development in children and adolescents through a period (10 years) when significant development of intellectual and emotional functions occurs. Psychemedics’ role in this study is to test hair to detect use of drugs over the time period.

Revenues

 Revenues outside the United States were 34% of consolidated revenues for 2017, 34% for 2016 and 4% percent for 2015.

Distribution

The Company markets its corporate drug testing services primarily through its own sales force and through distributors. The Company markets its home drug testing service, PDT-90, through the internet.

The business in Brazil is sold exclusively through one independently owned and operated distributor which is only engaged in the sale of the Psychemedics tests.

In 2016, the Company was certified as a Center of Excellence by BenchmarkPortal for its customer service function. Customer service is a key component to the sales and support function and this certification validates the efforts by the Company to support our customers. The Company was recertified in 2017.

Significant Customers

The Company had one customer, Psychemedics Brasil (an independent distributor in Brazil) that represented 33% of total revenue for the year ended December 31, 2017 and 34% of total revenue for the year ended 2016. There were no customers that exceeded 10% of revenue for the year ended December 31, 2015. Psychemedics Brasil also accounted for 23%, 34% and 11% of the total accounts receivable balance as of December 31, 2017, 2016 and 2015, respectively.

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

In 2016, the Company received accreditation from the Standards Council of Canada as an accredited testing laboratory.

In 2017, the Company received 510k clearance from the FDA to market one additional assay utilizing the Company’s custom developed EIA technology.

Research and Development

The Company is continuously engaged in research and development activities. During the years ended December 31, 2017, 2016 and 2015, $1.4 million, $1.4 million and $1.6 million, respectively, were expended for research and development. The Company continues to perform research activities to develop new products and services and to improve existing products and services utilizing the Company’s proprietary technology. The Company also continues to evaluate methodologies to enhance its drug screening capabilities. Additional research using the Company’s proprietary technology is being conducted by outside research organizations through government-funded studies.

Employees

As of December 31, 2017, the Company had 231 employees, 6 of whom are in R&D and one in Brazil. None of the Company’s employees are subject to a collective bargaining agreement.

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

Many of our competitors and potential competitors are larger and have greater financial resources than we do and offer a range of products broader than our products. Some of the companies with which we now compete or may compete in the future may develop more extensive research and marketing capabilities and greater technical and personnel resources than we do, and may become better positioned to compete in an evolving industry. Inability to compete successfully could harm our business and prospects.

Increased competition, including price competition, could have a material impact on the Company’s net revenues and profitability.

Our business is intensely competitive, both in terms of price and service. Pricing of drug testing services is a significant factor often considered by customers in selecting a drug testing laboratory. As a result of the clinical laboratory industry undergoing significant consolidation, larger clinical laboratory providers are able to increase cost efficiencies afforded by large-scale automated testing. This consolidation results in greater price competition. The Company may be unable to increase cost efficiencies sufficiently, if at all, and as a result, its net earnings and cash flows could be negatively impacted by such price competition. The Company may also face increased competition from companies that do not comply with existing laws or regulations or otherwise disregard compliance standards in the industry. Additional competition, including price competition, could have a material adverse impact on the Company’s net revenues and profitability. The Company’s opportunity in Brazil is subject to price pressures as this is a new market with new competitors entering the market. Additionally, the Company is currently relying on one distributor for its Brazilian sales. The Company may also face changes in fee schedules, competitive bidding for laboratory services or other actions or pressures reducing payment schedules as a result of increased or additional competition.

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

The loss of any of our key personnel could harm our business and prospects. We may not be able to attract and retain personnel necessary for the development of our business. We do not have key personnel under contract other than 2 officers who have agreements providing for severance and non-compete covenants in the event of termination of employment following a change of control. Further, we do not have any key man life insurance for any of our officers or other key personnel.

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

The forensic laboratory testing industry is subject to significant regulation and many of these statutes and regulations are subject to change. The Company cannot assure that applicable statutes and regulations will not be interpreted or applied by a regulatory authority in a manner that would adversely affect its business. Potential sanctions for violation of these regulations could include the suspension or loss of various licenses, certificates and authorizations, which could have a material adverse effect on the Company’s business. In addition, potential delays in renewals of licenses could also harm the Company.

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

International trade policies may impact demand for our products and our competitive position.

Government policies on international trade and investment such as import quotas, capital controls or tariffs, whether adopted by individual governments or addressed by regional trade blocs, can affect the demand for our services, impact the competitive position of our products or prevent us from being able to sell products in certain countries. The implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs or new barriers to entry, could negatively impact our business, results of operations and financial condition. For example, a government’s adoption of “buy national” policies or retaliation by another government against such policies could have a negative impact on our results of operations.

Global operations are subject to extensive trade and anti-corruption laws and regulations.

The U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence foreign government officials for the purpose of obtaining or retaining business, or obtaining an unfair advantage. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws. Our operations outside the United States could increase the risk of such violations. Violations of anti-corruption laws or regulations by our employees or by intermediaries acting on our behalf may result in severe criminal or civil sanctions, could disrupt our business, and result in an adverse effect on our business and results of operations or financial condition.

We may incur additional tax expense or become subject to additional tax exposure.

We are subject to income taxes in the United States and Brazil. Our future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in our overall profitability, changes in tax laws or treaties or in their application or interpretation, changes in tax rates, changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, changes in the amount of earnings indefinitely reinvested offshore, the results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures. We may be subject to examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. If our effective tax rates were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows and financial condition could be adversely affected. For information regarding additional matters related to our taxes, please see Note 5 — "Income taxes" in this Annual Report on Form 10-K.

Currency exchange rate fluctuations affect our results of operations, as reported in our financial statements.

We currently have revenues from many countries, however, we are only subject to currency exchange risk related to the Brazilian Real, as all other countries are invoiced in U.S. dollars and contain no operations. We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. In addition, changes in currency exchange rates have had, and will continue to have, an impact on our revenues and results of operations. There can be no assurance that currency exchange rate fluctuations will not adversely affect our results of operations, financial condition and cash flows.

We also face risks arising from the imposition of exchange controls and currency devaluations. Exchange controls may limit our ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by our foreign subsidiaries or businesses located in or conducted within a country imposing controls. Currency devaluations result in a diminished value of funds denominated in the currency of the country instituting the devaluation.

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

Because the Company has historically paid dividends, any cessation of our program or reduction in our quarterly dividend could affect our stock price. As of December 31, 2017, the Company has paid dividends on our common stock for eighty-five consecutive quarters. It is our intent to continue this practice as long as we are able. However, if we are forced to cease this practice or reduce the amount of the regular dividend, due to operating or economic conditions, our stock price could suffer. Further, if the Company ceases its future dividends, a return on investment in our common stock would depend entirely upon future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

The general economic condition could deteriorate.

Our business is dependent upon new hiring and the supply of new jobs created by overall economic conditions. If the economy deteriorates, leading to a downturn in new job creation, our business and stock price could be adversely affected.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company maintains its corporate office and northeast sales office at 289 Great Road, Acton, Massachusetts; the office consists of 5,521 square feet and is leased through February 2023.

The Company leases two facilities for laboratory purposes in Culver City, California. The first is 13,900 square feet of space with an additional 9,600 feet of storage space. This facility is leased through December 31, 2020 with an option to renew for an additional two years. The second facility of 16,000 square feet is leased through March 14, 2019.

Item 3. Legal Proceedings

The Company is involved in various suits and claims in the ordinary course of business. The Company does not believe that the disposition of any such suits or claims will have a material adverse effect on the continuing operations or financial condition of the Company.

As reported in our 2016 10K, two putative shareholder class action lawsuits were filed against the Company and certain of the Company’s executive officers in federal district court for the District of Massachusetts. These cases were subsequently consolidated into a single case. On November 7, 2017, in response to the Company’s motion to dismiss, the court ruled in favor of the Company and officers, dismissing all claims against them.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NASDAQ Stock Market under the symbol “PMD”. As of February 27, 2018, there were 165 record holders of the Company’s common stock. The number of record owners was determined from the Company’s stockholder records maintained by the Company’s transfer agent and does not include beneficial owners of the Company’s common stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of the Company’s common stock held by others as or in nominee names exceeds 3,000.

The following table sets forth for the periods indicated the range of prices for the Company’s common stock as reported by the NASDAQ Stock Market and dividends declared by the Company.

	High	Low	Dividends
Fiscal 2017:
First Quarter	$27.46	$13.81	$0.15
Second Quarter	25.00	18.30	0.15
Third Quarter	27.99	17.40	0.15
Fourth Quarter	21.74	15.99	0.15
Fiscal 2016:
First Quarter	$14.37	$7.76	$0.15
Second Quarter	14.97	10.81	0.15
Third Quarter	22.00	13.49	0.15
Fourth Quarter	26.00	18.06	0.15

The Company has paid dividends over the past twenty years. It most recently declared a dividend on March 7, 2018, which will be paid on March 29, 2018. The Company’s current intention is to continue to declare dividends to the extent funds are available and not required for operating purposes or capital requirements, and only then, upon approval by the Board of Directors.

Issuer Purchases of Equity Securities

During 2017, the Company did not repurchase any common shares for treasury.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of common stock of the Company during 2017.

Performance Graph

Calculated by the Company using www.yahoo.com/finance historical prices

	2012	2013	2014	2015	2016	2017
PSYCHEMEDICS CORPORATION	100.00	142.10	151.95	110.97	251.67	218.96
RUSSELL 2000 INDEX	100.00	137.00	141.84	133.74	159.78	180.79
NASDAQ COMPOSITE INDEX	100.00	138.32	156.85	165.84	178.28	228.63

(1)	The above graph assumes a $100 investment on December 31, 2012, through the end of the 5-year period ended December 31, 2017 in the Company’s Common Stock, the Russell 2000 Index and the NASDAQ Composite Index. The prices all assume the reinvestment of dividends.

(2)	The Russell 2000 Index is composed of the smallest 2,000 companies in the Russell 3,000 Index. The Company has been unable to identify a peer group of companies that engage in testing of drugs of abuse, except for large pharmaceutical companies where such business is insignificant to such companies’ other lines of businesses. The Company therefore uses in its proxy statements a peer index based on market capitalization.

(3)	The NASDAQ Composite Index includes companies whose shares are traded on the NASDAQ Stock Market.

Item 6. Selected Financial Data

The selected financial data presented below is derived from our financial statements and should be read in connection with those statements.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except for per share data)
Revenue	$39,701	$38,980	$26,975	$29,205	$26,870
Gross profit	19,822	21,450	12,717	15,138	15,394
Income from operations	8,157	10,110	1,471	4,690	5,706
Net income	6,121	6,678	1,511	3,206	3,805
Total assets	26,508	25,032	22,036	23,701	16,257
Working capital	9,640	6,359	4,564	6,604	6,705
Shareholders’ equity	18,620	15,607	11,674	12,837	12,277
Basic net income per share	$1.12	$1.23	$0.28	$0.60	$0.72
Diluted net income per share	$1.10	$1.22	$0.28	$0.60	$0.72
Cash dividends declared per common share	$0.60	$0.60	$0.60	$0.60	$0.60

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

Overview

Psychemedics Corporation is the world’s largest provider of hair testing for drugs of abuse, utilizing a patented hair analysis method involving digestion of hair, enzyme immunoassay technology and confirmation by mass spectrometry to analyze human hair to detect abused substances. The Company’s customers include Fortune 500 companies, as well as small to mid-size corporations, schools and governmental entities, located in the United States and internationally. In 2017, the Company enhanced its presence in Brazil by establishing a wholly owned subsidiary with the goal of potentially opening a laboratory in the country. During the year ended December 31, 2017, the Company produced $39.7 million in revenue, while generating a gross margin of 50% and pre-tax margins of 21%. The Company had net income of $6.1 million and diluted earnings per share of $1.10 for the year ended December 31, 2017, a decrease of $0.6 million, or 8% from the prior year.

At December 31, 2017, the Company had $8.2 million of cash and cash equivalents. During 2017, the Company had operating cash flow of $9.1 million and it distributed approximately $3.3 million or $0.60 per share of cash dividends to its shareholders. In addition, the Company spent approximately $1.2 million on equipment, leasehold improvements and software development. As of December 31, 2017, the Company has paid eighty-five consecutive quarterly cash dividends.

The following table sets forth, for the periods indicated, the selected statements of operations data as a percentage of total revenue:

	Year Ended December 31,
	2017	2016	2015
Revenue	100.0%	100.0%	100.0%
Cost of revenue	50.1%	45.0%	52.9%
Gross profit	49.9%	55.0%	47.1%

Operating expenses:
General and administrative	14.2%	12.8%	16.9%
Marketing and selling	11.8%	12.7%	18.7%
Research and development	3.4%	3.6%	6.0%
Total operating expenses	29.4%	29.1%	41.6%
Operating income	20.5%	25.9%	5.5%
Other income (expense)	0.1%	-0.3%	-0.5%
Income before taxes	20.6%	25.6%	5.0%
Provision for (benefit from) income taxes	5.2%	8.5%	-0.6%
Net income	15.4%	17.1%	5.6%

Revenue by Geographic Region

	Year Ended December 31,
	2017	2016	2015
Consolidated Revenue:
United States	$26,327	$25,608	$25,836
Brazil	13,069	13,083	746
Other Foreign Countries	305	289	393
Total Revenue	$39,701	$38,980	$26,975

Results for the Year Ended December 31, 2017 Compared to Results for the Year Ended December 31, 2016

	2017	2016	Change	%
Revenue	39,701	38,980	721	2%
Cost of revenue	19,879	17,530	2,349	13%
Gross profit	19,822	21,450	(1,628)	-8%

Operating expenses:
General and administrative	5,642	4,965	677	14%
Marketing and selling	4,666	4,960	(294)	-6%
Research and development	1,357	1,415	(58)	-4%
Total operating expenses	11,665	11,340	325	3%
Operating income	8,157	10,110	(1,953)	-19%
Other income (expense)	20	(134)	154	N/A
Income before taxes	8,177	9,976	(1,799)	-18%
Provision for (benefit from) income taxes	2,056	3,298	(1,242)	-38%
Net income	6,121	6,678	(557)	-8%

Revenue: Domestic revenue was up 3% and the international revenue was flat from 2016 to 2017. See geographic breakdown of revenue above. In 2017, we implemented strategic initiatives, including certain pricing considerations, to defend and increase our market share in Brazil. We expect Brazil revenue to increase in future periods as a result of the current law requiring professional drivers to be tested every 2.5 years as opposed to every five years, beginning in September 2018.

Gross profit: The increase in costs of revenue and decrease in gross profit was primarily due to higher costs associated with higher volume. In 2017, gross profit was adversely impacted by our Brazil business with certain strategic pricing initiatives which we, in conjunction with our Brazilian distributor, implemented to maintain and increase market share. In addition, gross profit was also negatively impacted by increased costs from Brazilian sales taxes, which the Company incurred as a result of the establishment of a Brazilian subsidiary in 2017. Gross profit was also impacted by an increase in depreciation expense.

General and administrative (“G&A”) expenses: The increase in G&A expenses related to additional costs associated with the Brazil operations and higher legal and audit fees. As a percentage of revenue, G&A expenses went up to 14.2% in 2017 from 12.7% in 2016.

Marketing and selling expenses: The decrease in marketing and selling expenses was primarily a result of a temporary decrease in personnel and personnel related costs in 2017. Total marketing and selling expenses represented 11.8% and 12.7% of revenue for 2017 and 2016, respectively.

Research and development (“R&D”): R&D expenses represented 3.4% and 3.6% of revenue for 2017 and 2016, respectively.

Other income: Other income primarily consists of interest earned on CD’s which was partially offset by interest expense related to debt. The increase in income came from a reduction of interest expense from a lower loan balance and an increase in interest income from CD’s which did not exist in 2016.

Income Taxes: During the year ended December 31, 2017, the Company recorded a tax provision of $2.1 million representing a tax rate of 25%. There were two significant items impacting the rate in 2017. The larger item was the passing of the “Tax Cuts and Jobs Act” (the “Tax Act”) in December. While this law changes tax rates effect in 2018, the lower tax rate has required a remeasurement of the Company’s deferred tax liability. The law also allowed for additional depreciation for assets purchased and placed in service in the fourth quarter of 2017. The impact of this (primarily from the remeasurement of the deferred tax liability) was a reduction of tax liability and income tax benefit of $1.2 million, or $0.22 diluted EPS. This benefit was offset in part by the imposition of income taxes in Brazil incurred as a result of the Company’s formation of a subsidiary in Brazil. The impact of this was an increase in the tax provision of $0.6 million, or $0.10 diluted EPS. In 2016, the Company had an effective tax rate of 33%. We expect the effective tax rate in 2018 to range from 29% to 31%, depending on the mix of business.

On December 22, 2017, the Securities and Exchange Commission issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law.

At December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Tax Act; however, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. For the year ended December 31, 2017, we recognized no transition tax because the Company’s Brazil entity is a disregarded entity for U.S. income tax purposes. In all cases, we will continue to make and refine our calculations as additional analysis is completed. In addition, our estimates may also be affected as we gain a more thorough understanding of the tax law.

Results for the Year Ended December 31, 2016 Compared to Results for the Year Ended December 31, 2015

	2016	2015	Change	%
Revenue	38,980	26,975	12,005	45%
Cost of revenue	17,530	14,258	3,272	23%
Gross profit	21,450	12,717	8,733	69%

Operating expenses:
General and administrative	4,965	4,561	404	9%
Marketing and selling	4,960	5,053	(93)	-2%
Research and development	1,415	1,632	(217)	-13%
Total operating expenses	11,340	11,246	94	1%
Operating income	10,110	1,471	8,639	587%
Other expense	(134)	(124)	(10)	8%
Income before taxes	9,976	1,347	8,629	641%
Provision for (benefit from) income taxes	3,298	(164)	3,462	N/A
Net income	6,678	1,511	5,167	342%

Revenue: The increase was driven entirely from new business in Brazil. The volume and average revenue per sample for the domestic business was essentially flat from 2015 to 2016. See note 12 for geographic breakdown of revenue.

Gross profit: The gross profit margin increased from 47% in 2015 to 55% in 2016. The increase in margin was primarily driven from increased sales. Also, the gross profit margin in 2015 was lower than normal due to $1.4 million of expenditures related to capacity expansion.

General and administrative (“G&A”) expenses: The increase in expenses related to additional costs associated with the new Brazil opportunity and higher audit fees. As a percentage of revenue, G&A expenses went down to 12.8% in 2016 from 16.9% in 2015.

Marketing and selling expenses: Total marketing and selling expenses represented 12.7% and 18.7% of revenue for 2016 and 2015, respectively.

Research and development (“R&D”) expenses: decreased primarily from one less headcount. R&D expenses represented 3.6% and 6.0% of revenue for 2016 and 2015, respectively.

Other expense: primarily consists of interest expense related to long term debt.

During the year ended December 31, 2016, the Company recorded a tax provision of $3.3 million representing a tax rate of 33%. In 2015, the Company recorded a tax benefit of $164 thousand, representing an effective tax rate of (12%). The tax rate for 2015 was affected by additional R&D tax credits related to information technology development projects.

Liquidity and Capital Resources

At December 31, 2017, the Company had $8.2 million of cash and cash equivalents, compared to $3.9 million at December 31, 2016. The Company’s operating activities generated net cash of $9.1 million in 2017, $9.3 million in 2016 and $4.6 million in 2015. Investing activities used $1.2 million in 2017, $2.1 million in 2016 and $1.8 million in 2015. Financing activities used $3.5 million in 2017, used $5.9 million in 2016 and generated $3.7 million in 2015.

Operating cash flow of $9.1 million in 2017 primarily reflected net income of $6.1 million adjusted for depreciation and amortization of $2.8 million, stock compensation expense of $0.6 million, and a decrease in net deferred tax liabilities of $1.5 million. The net deferred tax liability was significantly different than in prior years due to change in the tax law. See income tax discussion above. Operating cash flow was affected by the following changes in assets and liabilities: a decrease in accounts receivable of $1.3 million, a decrease in accounts payable of $1.0 million, an increase in accrued expenses of $0.9 million, and an increase in prepaid expenses (and other current assets) of $0.1 million. The operating cash flow was $0.1 million less than in 2016.

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

Investing cash flow principally reflected the purchase of capital expenditures. Capital expenditures were $1.2 million, $2.0 million, and $1.8 million in 2017, 2016 and 2015, respectively. In 2017, the expenditures related principally to computer software and equipment. Capitalized patent costs were $32 thousand, $82 thousand, and $46 thousand in 2017, 2016, and 2015, respectively.

During 2017, 2016 and 2015, the Company did not repurchase any shares of common stock for treasury. The Company has authorized 750,000 shares for repurchase since June of 1998, of which 250,000 shares of common stock were authorized in March of 2008 for repurchase. Since 1998, a total of 550,684 shares have been repurchased. The Company also distributed cash dividends to its shareholders of $3.3 million in 2017 and 2016 and $3.2 million in 2015.

At December 31, 2017, the Company’s principal sources of liquidity included approximately $8.2 million of cash and cash equivalents and equipment financing line of credit availability of $1.9 million. Management currently believes that such funds, together with future operating profits, should be adequate to fund anticipated working capital requirements, including debt obligations, and capital expenditures in the near term. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include, issuance of common stock or debt financing, lines of credit, or equipment leasing, although there is no assurance that such financings will be available to the Company on terms it deems acceptable, if at all.

At December 31, 2017, the Company has paid dividends over the past eighty-five quarters. It most recently declared a dividend on March 7, 2018 with a payment date of March 29, 2018 in the amount of $824 thousand. The Company’s current intention is to continue to declare dividends to the extent funds are available and not required for operating purposes or capital requirements, and only then, upon approval by the Board of Directors. There can be no assurance that in the future the Company will declare dividends.

Contractual obligations as of December 31, 2017 were as follows (in thousands):

	Payments Due by Period
	Less Than	1 – 3	4 – 5	Greater Than
Contractual Obligation	1 Year	Years	Years	5 Years	Total
Operating leases	$928	$1,059	$216	$18	$2,221
Loan Obligations	$957	$1,593	$827	$0	$3,377
Total	$1,885	$2,652	$1,043	$18	$5,598

Purchase Commitment

Operating leases consist of rent obligations for the company’s facilities. The Company has no significant contractual obligation for supply agreements as of December 31, 2017.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the financial statements included in Item 8 of this Form 10-K. Management believes the most critical accounting policies are as follows:

Revenue Recognition

The Company is in the business of performing drug testing services and reporting the results thereof. The Company’s services are primarily drug and alcohol testing for its customers for an agreed-upon fee per unit tested. The revenues are recognized when the drug test is performed and reported to the customer.

The Company records revenue for the shipping of samples from the customer or independent hair collection facility to the laboratory for customers that choose to use the Company’s shipping account. The Company also records revenue for the collection of the hair sample for customers that choose to have the Company manage this process at the same time the sample test is completed and results reported to the customer. The associated costs incurred in connection with these services is recorded as costs of revenue. The Company records revenue for these services on a gross basis as it has determined it is the principal under these arrangements.

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

Capitalized Development Costs

We capitalize costs related to significant software projects developed or obtained for internal use in accordance with U.S. generally accepted accounting standards. Costs incurred during the preliminary project work stage or conceptual stage, such as determining the performance requirements, system requirements and data conversion, are expensed as incurred. Costs incurred in the application development phase, such as coding, testing for new software and upgrades that result in additional functionality, are capitalized and are amortized using the straight-line method over the useful life of the software for 5 years. Costs incurred during the post-implementation/operation stage, including training costs and maintenance costs, are expensed as incurred. We capitalized internally developed software costs of approximately $511 thousand, $315 thousand and $364 thousand during the years ended December 31, 2017, 2016 and 2015, respectively. The software development is for primarily for two projects. Determining whether particular costs incurred are more properly attributable to the preliminary or conceptual stage, and thus expensed, or to the application development phase, and thus capitalized and amortized, depends on subjective judgments about the nature of the development work, and our judgments in this regard may differ from those made by other companies. General and administrative costs related to developing or obtaining such software are expensed as incurred.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code that affected 2017, including, but not limited to, accelerated depreciation that allowed for full expensing of qualified property. The Tax Act also establishes new tax laws that affects 2018 and future years, including a reduction in the U.S. federal corporate income tax rate from 35% to 21%. As a result of the Tax Act, we remeasured certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%. This resulted in a decrease to our deferred tax liabilities of $1.2 million and a corresponding decrease in our income tax expense. The Company had net deferred tax liabilities in the amount of $1.2 million at December 31, 2017, which were primarily comprised of depreciation and amortization, representing a decrease of $1.5 million from the prior year end balance.

The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. The Company did not have any interest or penalties accrued as of December 31, 2017 or 2016. The Company does not expect the unrecognized tax benefits to change significantly over the next twelve months.

In 2017, the Company commenced distributing its services though a wholly owned subsidiary in Brazil which caused the Company to become subject to Brazil income taxes. These taxes are included in the income tax rate in the financial statements. While the Company can include these taxes as an expense in calculating U.S. income taxes, a tax credit cannot be taken, as the testing for the Company’s services is performed in the United States.

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

Recent Accounting Pronouncements

See Note 2 – Accounting Policies, to the Financial Statements for further detail on applicable accounting pronouncements recently adopted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 8. Financial Statements and Supplementary Data

(a)	Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Psychemedics Corporation

Acton, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Psychemedics Corporation (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2018, expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2004.

Boston, Massachusetts

March 16, 2018

PSYCHEMEDICS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$8,165	$3,938
Accounts receivable, net of allowance for doubtful accounts of $64 in 2017 and $50 in 2016	4,488	5,837
Prepaid expenses and other current assets	1,212	1,079
Total Current Assets	13,865	10,854
Property and equipment:
Computer software	3,614	3,085
Office furniture and equipment	1,961	1,680
Laboratory equipment	15,504	15,182
Leasehold improvements	2,402	2,311
	23,481	22,258
Less–accumulated depreciation and amortization	(11,670)	(8,900)
	11,811	13,358
Other assets	832	820

Total Assets	$26,508	$25,032

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$398	$1,363
Accrued expenses	2,870	1,988
Current portion of long-term debt	957	1,144

Total Current Liabilities	4,225	4,495

Long-term debt	2,420	2,237
Deferred tax liabilities, long-term	1,243	2,693
Total Liabilities	7,888	9,425

Commitments and Contingencies (Note 9)
Shareholders' Equity:
Preferred stock, $0.005 par value, 873 shares authorized, no shares issued or outstanding	--	--
Common stock, $0.005 par value; 50,000 shares authorized 6,160 shares issued in 2017 and 6,128 shares issued 2016, 5,492 shares outstanding in 2017 and 5,460 shares outstanding in 2016	31	31
Accumulated other comprehensive loss	(238)	--
Additional paid-in capital	31,022	30,603
Less - Treasury stock, at cost, 668 shares	(10,082)	(10,082)
Accumulated deficit	(2,113)	(4,945)

Total Shareholders' Equity	18,620	15,607

Total Liabilities and Shareholders' Equity	$26,508	$25,032

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015

Revenues	$39,701	$38,980	$26,975
Cost of revenues	19,879	17,530	14,258

Gross profit	19,822	21,450	12,717

Operating Expenses:
General & administrative	5,642	4,965	4,561
Marketing & selling	4,666	4,960	5,053
Research & development	1,357	1,415	1,632

Total Operating Expenses	11,665	11,340	11,246

Operating income	8,157	10,110	1,471
Other income (expense)	20	(134)	(124)

Net income before provision for income taxes	8,177	9,976	1,347

Provision for / (benefit from) income taxes	2,056	3,298	(164)

Net income	$6,121	$6,678	$1,511

Other Comprehensive Income (Loss):
Foreign currency translation	$(238)	-	-
Total Comprehensive Income (Loss)	$5,883	$6,678	$1,511

Basic net income per share	$1.12	$1.23	$0.28

Diluted net income per share	$1.10	$1.22	$0.28

Dividends declared per share	$0.60	$0.60	$0.60

   The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Common Stock			Treasury Stock
		$0.005	Paid-In			Accumulated	Accumulated Other
	Shares	par Value	Capital	Shares	Cost	Deficit	Comprehensive Loss	Total

BALANCE, December 31, 2014	6,043	$30	$29,454	668	$(10,082)	$(6,566)	$-	$12,836
Shares issued – vested	40	-	-	-	-	-	-	-
Exercise of stock options	8	-	61	-	-	-	-	61
Tax withholding related to vested shares from employee stock plans	-	-	(227)	-	-	-	-	(227)
Stock compensation expense	-	-	674	-	-	-	-	674
Excess tax benefit from stock-based compensation plans	-	-	60	-	-	-	-	60
Cash dividends declared ($0.60 per share)	-	-	-	-	-	(3,241)	-	(3,241)
Net income	-	-	-	-	-	1,511	-	1,511
BALANCE, December 31, 2015	6,091	$30	$30,022	668	$(10,082)	$(8,296)	$-	$11,674
Shares issued – vested	37	1	(1)	-	-	-	-	-
Exercise of stock options	-	-	-	-	-	-	-	-
Tax withholding related to vested shares from employee stock plans	-	-	(202)	-	-	-	-	(202)
Stock compensation expense	-	-	671	-	-	-	-	671
Excess tax benefit from stock-based compensation plans	-	-	113	-	-	(60)	-	53
Cash dividends declared ($0.60 per share)	-	-	-	-	-	(3,267)	-	(3,267)
Net income	-	-	-	-	-	6,678	-	6,678
BALANCE, December 31, 2016	6,128	$31	$30,603	668	$(10,082)	$(4,945)	$-	$15,607
Shares issued – vested	32	-	-	-	-	-	-	-
Exercise of stock options	-	-	35	-	-	-	-	35
Tax withholding related to vested shares from employee stock plans	-	-	(198)	-	-	-	-	(198)
Stock compensation expense	-	-	582	-	-	-	-	582
Excess tax benefit from stock-based compensation plans	-	-	-	-	-	-	-	-
Cash dividends declared ($0.60 per share)	-	-	-	-	-	(3,289)	-	(3,289)
Net income	-	-	-	-	-	6,121	-	6,121
Other comprehensive loss	-	-	-	-	-	-	(238)	(238)
BALANCE, December 31, 2017	6,160	$31	$31,022	668	$(10,082)	$(2,113)	$(238)	$18,620

The accompanying notes are an integral part of these financial statements.

 PSYCHEMEDICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015

Cash flows from operating activities:
Net income	$6,121	$6,678	$1,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,807	2,294	1,731
Deferred income taxes	(1,450)	168	105
Stock compensation expense	582	671	674
Changes in operating assets and liabilities:
Accounts receivable	1,316	(2,298)	539
Prepaid expenses, other current assets and income tax receivable	(133)	822	609
Accounts payable	(990)	144	(98)
Accrued expenses	893	790	(491)
Net cash provided by operating activities	9,146	9,269	4,580

Cash flows from investing activities:
Increase in long-term assets; capitalized patent costs	(49)	(82)	(46)
Purchases of property and equipment and capitalized software development costs	(1,197)	(2,012)	(1,752)
Net cash used in investing activities	(1,246)	(2,094)	(1,798)

Cash flows from financing activities:
Dividends paid	(3,289)	(3,267)	(3,241)
Proceeds from stock options and tax withholding related to vested shares from employee stock plans	(163)	(149)	(106)
Proceeds from equipment financing	2,078	610	1,097
Payments of equipment financing	(2,082)	(3,120)	(1,455)
Net cash used in financing activities	(3,456)	(5,926)	(3,705)

Effect of exchange rate changes on cash and cash equivalents	(217)	-	-
Net increase (decrease) in cash and cash equivalents	4,227	1,249	(923)
Cash and cash equivalents, beginning of year	3,938	2,689	3,612
Cash and cash equivalents, end of year	$8,165	$3,938	$2,689

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,824	$1,814	$40
Cash paid for interest	$70	$134	$128
Non-cash investing and financing activities:
Purchases of equipment through accounts payable and accrued liabilities	$25	$472	$338

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts (except per share) in thousands, unless otherwise indicated)
December 31, 2017

1. Nature of Business

Psychemedics Corporation (the “Company”) provides hair testing for drugs of abuse, utilizing a patented hair analysis method involving digestion of hair, enzyme immunoassay and mass spectrometry to analyze hair to detect abused substances. The Company’s customers include Fortune 500 companies, as well as small to mid-size corporations, schools and governmental entities located in the United States and internationally, as well as professional drivers in Brazil.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, including those related to bad debts, long-lived asset lives, income tax valuation and share based compensation, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known.

Cash Equivalents

All highly liquid investments with original maturities of 90 days or less are considered cash equivalents. These consist of cash savings and certificates of deposits (CD’s). As of December 31, 2017, there were $4.6 million of CD’s. As of December 31, 2016 and 2015, there were no investments classified as cash equivalents.

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

Inventory

Some materials used in the provision of services to our customers are included in prepaid expenses and recorded to cost of revenues upon use. Most consumables such as chemicals, antibodies and tubes are expensed as purchased.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the assets, using the straight-line method. Repair and maintenance costs are expensed as incurred. The estimated useful lives of the assets are:

Computer software (in years)	3	to	5
Office furniture and equipment (in years)	3	to	7
Laboratory equipment (in years)	5	to	7
Leasehold improvements (in years)		Lesser of estimated useful life or lease term

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts (except per share) in thousands, unless otherwise indicated)

December 31, 2017

2. Summary of Significant Accounting Policies (continued)

Property and Equipment (continued)

The Company recorded depreciation and amortization related to property and equipment and capitalized software of $2.8 million, $2.3 million, and $1.7 million in 2017, 2016 and 2015 respectively. As of December 31, 2017 and 2016, there was approximately $0.5 million and $1.2 million of new equipment not placed in service, respectively.

Capitalized Software Development Costs

We capitalize costs related to significant software projects developed or obtained for internal use. Costs incurred during the preliminary project work stage or conceptual stage, such as determining the performance requirements, system requirements and data conversion, are expensed as incurred. Costs incurred in the application development phase, such as coding, testing for new software and upgrades that result in additional functionality, are capitalized and are amortized using the straight-line method over the useful life of the software for 5 years. Costs incurred during the post-implementation/operation stage, including training costs and maintenance costs, are expensed as incurred. In accordance with Company policy, during the years ended December 31, 2017, 2016 and 2015, we capitalized internally developed software costs of $511, $315 and $364, respectively. Amortization expense related to software development costs was $418, $435 and $422 in 2017, 2016, and 2015, respectively. Determining whether particular costs incurred are more properly attributable to the preliminary or conceptual stage, and thus expensed, or to the application development phase, and thus capitalized and amortized, depends on subjective judgments about the nature of the development work, and our judgments in this regard may differ from those made by other companies. General and administrative costs related to developing or obtaining such software is expensed as incurred.

Other Assets

Other assets primarily consist of capitalized legal costs relating to patent applications. The Company amortizes these costs over the lesser of the legal life or estimated useful life of the patent from the date of grant of the applicable patent. The typical life is twenty years. As of December 31, 2017, 2016, and 2015 the Company had capitalized legal costs relating to outstanding patent applications of $711, $715 and $670, respectively. Amortization expense was $37, $36, and $32 in 2017, 2016 and 2015, respectively. The amount of amortization related to patent applications is expected to remain below $50 per year for the next five years.

Revenue Recognition

The Company is in the business of performing drug testing services and reporting the results thereof. The Company’s services are primarily drug and alcohol testing for its customers for an agreed-upon fee per unit tested. The revenues are recognized when the drug test is performed and reported to the customer.

The Company records revenue for the shipping of samples from the customer or independent hair collection facility to the laboratory for customers that choose to use the Company’s shipping account. The Company also records revenue for the collection of the hair sample for customers that choose to have the Company manage this process at the same time the sample test is completed and results reported to the customer. The associated costs incurred in connection with these services is recorded as costs of revenue. The Company records revenue for these services on a gross basis as it has determined it is the principal under these arrangements.

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
December 31, 2017

2. Summary of Significant Accounting Policies (continued)

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

Significant Customers

The Company had one customer that exceeded 10% of revenue for the years ended December 31, 2017 and 2016. There were no customers that exceeded 10% of revenue for the year ended December 31, 2015. The Company had one customer that accounted for 23%, 34% and 11% of the total accounts receivable balance as of December 31, 2017, 2016 and 2015 respectively.

Comprehensive Income

The Company’s comprehensive income was $5.9 million for the year ended December 31, 2017 and includes the effect of foreign currency translation. Comprehensive income was the same as net income for the years ended December 31, 2016 and 2015.

Stock-Based Compensation

The Company accounts for equity awards in accordance with ASC 718, “Compensation — Stock Compensation” (”ASC 718”). ASC 718 requires employee equity awards to be accounted for under the fair value method. It also requires the measurement of compensation cost at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. Accordingly, share-based compensation is measured at the grant date based on the fair value of the award. The Company uses the straight-line method to recognize share-based compensation over the service period of the award, which is generally equal to the vesting period. The Company uses the simplified approach to calculate the expected exercise date of options, which is one of the components used to determine the fair value of the options. This approach is used due to the small number of recipients receiving stock options not providing a reasonable basis for estimating expected term. In 2016, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. As a result, we recognize the impact of forfeitures when they occur with no adjustment for estimated forfeitures and recognize excess tax benefits as a reduction of income tax expense regardless of whether the benefit reduces income taxes payable.

Stock compensation expense by income statement account is as follows:

	Year Ended December 31,
	2017	2016	2015
Cost of revenues	$71	$88	$101
General & administrative	398	420	433
Marketing and selling	55	116	108
Research and development	58	47	32
Total stock compensation	$582	$671	$674

See Note 7 for additional information relating to the Company’s stock plan.

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts (except per share) in thousands, unless otherwise indicated)
December 31, 2017

2. Summary of Significant Accounting Policies (continued)

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

Basic and diluted weighted average common shares outstanding are as follows:

	2017	2016	2015
Weighted average common shares outstanding, basic	5,480	5,447	5,405
Dilutive common equivalent shares	60	28	7
Weighted average common shares outstanding, assuming dilution	5,540	5,475	5,412

There were no options to purchase shares that were anti-dilutive for the years ended December 31, 2017 and 2016. For the year ended December 31, 2015, options to purchase 81 thousand common shares were outstanding but not included in the dilutive common equivalent share calculation as their effect would have been anti-dilutive.

Financial Instruments

Financial instruments include cash and accounts receivable and accounts payable. Estimated fair values of these financial instruments approximate carrying values due to their short-term nature. The Company has three outstanding equipment loans which have an interest rate of the 30-day LIBOR rate + 2.00%, and one equipment loan with an interest rate of the 30-day LIBOR rate + 1.75%. As there is a market interest rate, the carrying amount is fair value.

Basis of Preparation and Consolidation

The consolidated financial statements, include the financial statements of the Company and its subsidiaries have been prepared using accounting principles generally accepted in the United States (“U.S. GAAP”). The financial statements of the Company and its subsidiary companies have been consolidated on a line-by-line basis by adding together like items of assets, liabilities, income and expenses. All intercompany transactions and balances have been eliminated.

Foreign Currency Translation

The functional currency of our Brazil subsidiary is the Brazilian Real. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the consolidated balance sheet date. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities that are in the functional currency is included as a component of shareholders’ equity in accumulated other comprehensive income (loss). The total change in foreign currency translation adjustment for the year ended December 31, 2017 was ($238) thousand, or ($157) thousand net of taxes.

Segment Reporting

The Company manages its operations as one segment, drug testing services. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment. See Note 12 for geographic breakdown of revenue.

Subsequent Events

On March 7, 2018, the Company declared a quarterly dividend of $0.15 per share for a total of $824, with a payment date of March 29, 2018 to shareholders of record on March 19, 2018.

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts (except per share) in thousands, unless otherwise indicated)
December 31, 2017

2. Summary of Significant Accounting Policies (continued)

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

The standard’s implementation date, as amended by ASU 2015-14, is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We have done an analysis of the impact of our pending adoption of ASU 2014-09 on our financial statements and have determined the implementation of this standard will not have a material impact on the timing and measurement of revenue recognition. The Company intends to adopt the standard at the date required for public companies.

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

	As of December 31,
	2017	2016
Balance, beginning of period	$50	$59
Provision for (recoveries of) doubtful accounts	30	16
Write-offs	(16)	(25)
Balance, end of period	$64	$50

4. Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2017	2016
Accrued payroll and employee benefits	$291	$311
Accrued bonus expense	290	407
Accrued vacation expense	481	431
Accrued taxes	1,086	288
Accrued shipping expense	364	-
Deferred revenue	78	125
Other accrued expenses	280	426
Total Accrued Expenses	$2,870	$1,988

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts (except per share) in thousands, unless otherwise indicated)
December 31, 2017

5. Income Taxes

The income tax provision consists of the following:

	As of December 31,
	2017	2016	2015
Current –
Federal	$2,507	$3,016	$(214)
State	101	114	(55)
Foreign	898	-	-
	3,506	3,130	(269)
Deferred –
Federal	(1,326)	279	544
State	(124)	(111)	(439)
Foreign	-	-	-
	(1,450)	168	105
Income Tax Provision	$2,056	$3,298	$(164)

A reconciliation of the effective rate with the federal statutory rate is as follows:

	2017	2016	2015
Federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	-0.2%	0.1%	-22.0%
Permanent differences	0.4%	0.1%	1.3%
Stock based compensation	-0.7%	0.0%	3.9%
Federal R&D Credits	-1.3%	-1.1%	-29.4%
Foreign Taxes	7.1%	0.0%	0.0%
Federal Deferred Rate Decrease	-14.2%	0.0%	0.0%
Effective tax rate	25.1%	33.1%	-12.2%

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code that affected 2017, including, but not limited to, accelerated depreciation that allowed for full expensing of qualified property. The Tax Act also establishes new tax laws that affects 2018 and future years, including a reduction in the U.S. federal corporate income tax rate from 35% to 21%. As a result of the Tax Act, we provisionally remeasured certain deferred tax assets and liabilities based on the rates at which they are anticipated to change to in the future, which is generally 21%. This resulted in a reduction of the deferred tax liability of $1.2 million, or a 14.2 percentage point reduction. This was offset in part by the impact of foreign income taxes owed (impact of 7.1% on the rate) with the establishment of a subsidiary in Brazil. For the year ended December 31, 2015, the Company’s -12.2% effective income tax rate was primarily due to Federal and California research and development (R&D) tax credits. As of December 31, 2017, there were no Federal tax credit carryforwards from 2016. As of December 31, 2017, there were $731 of California tax credit carryforwards relating to 2012 to 2017 which have an unlimited carryforward period.

On December 22, 2017, the Securities and Exchange Commission issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law.

At December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Tax Act; however, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. For the year ended December 31, 2017, we recognized no transition tax because the Company’s Brazil entity is a disregarded entity for U.S. income tax purposes. In all cases, we will continue to make and refine our calculations as additional analysis is completed. In addition, our estimates may also be affected as we gain a more thorough understanding of the tax law.

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts (except per share) in thousands, unless otherwise indicated)
December 31, 2017

5. Income Taxes (continued)

The components of the net deferred tax liabilities included in the accompanying balance sheets are as follows:

	Year Ended December 31,
	2017	2016
Net deferred tax liability:
Excess of tax over book depreciation and amortization	$(1,980)	$(3,321)
Prepaid expenses	(39)	(55)
Allowance for doubtful accounts	14	18
Accrued expenses	105	133
Stock-based compensation	79	135
R&D tax credits	578	397
Net deferred tax liabilities	$(1,243)	$(2,693)

ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on an audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. In 2016, the Company elected to adopt ASU No 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes, that simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet.

The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. Interest and penalties related to income tax matters are recognized as a general and administrative expense. The Company did not have any interest or penalties accrued as of December 31, 2017 and 2016. The tax years ended December 31, 2014 through December 31, 2017 remain subject to examination by all major taxing authorities.

6. Preferred Stock

The Board of Directors has the authority to designate authorized preferred shares in one or more series and to fix the relative rights and preferences without vote or action by the stockholders. The Board of Directors has no present plans to designate or issue any shares of preferred stock.

7. Stock-Based Awards

The 2006 Incentive Plan initially adopted in 2006, and amended and restated in 2011, provides for grants of options with terms of up to ten years, grants of restricted stock or stock unit awards (SUAs), issuances of stock bonuses or grants other stock-based awards plus cash based awards, to officers, directors, employees, and consultants. Such shares are issuable out of the Company’s authorized but unissued common stock. In 2016, the 2006 Incentive Plan was amended to increase the total number of shares issuable there under from 500 thousand to 850 thousand shares. As of December 31, 2017, 199 thousand shares remained available for future grant under the 2006 Incentive Plan.

The fair value of the SUAs is determined by the closing price on the date of grant. The fair value of options is determined using a Black-Scholes model. The SUAs vest over a period of two to four years and are convertible into an equivalent number of shares of the Company’s common stock provided that the employee receiving the award remains continuously employed throughout the vesting period. The Company records compensation expense related to the SUAs and options on a straight-line basis over the vesting term. Employees are issued shares upon vesting, net of tax withholdings. As a result of our adoption of ASU 2016-09 in 2016, we recognize the impact of forfeitures when they occur with no adjustment for estimated forfeitures and recognize excess tax benefits as a reduction of income tax expense regardless of whether the benefit reduces income taxes payable.

On May 4, 2017, the Company granted SUAs covering 12.5 thousand shares of common stock and options to acquire up to 121 thousand shares of common stock. The SUAs vest over a period of two years for non-employee board members and four years for employees and are convertible into an equivalent number of shares of the Company’s common stock provided that the director or employee receiving the award remains employed throughout the vesting period. The stock options become exercisable over two years for non-employee board members and four years for employees (the September 15, 2015 options become exercisable over five years) and have a term of 10 years. The Company records compensation expense related to the SUAs and options on a straight-line basis over the vesting term. Employees are issued shares upon vesting, in the case of SUA’s or upon exercise of options, net of tax withholdings, unless the employee chooses to receive all shares and pay for the associated employment taxes. No other types of equity-based awards have been granted or issued under the 2006 Incentive Plan.

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts (except per share) in thousands, unless otherwise indicated)
December 31, 2017

7. Stock-Based Awards (continued)

The following table represents all shares granted by the Company under the 2006 Incentive Plan for the last three years:

Grant Date	Type	Shares	Fair Value Per Share (1)
May 4, 2017	Options	121	$4.46
May 4, 2017	SUA	13	$18.87
May 12, 2016	Options	121	$2.34
May 12, 2016	SUA	17	$13.82
September 15, 2015	Options	47	$1.91
September 15, 2015	SUA	1	$10.21
April 29, 2015	SUA	44	$16.10

(1)	The fair value for the SUA’s is the closing price of the Company’s stock on that date. The fair value for options represents the fair value calculated using the Black-Scholes model. Options have contractual lives of 10 years and the fair value calculated using a Black-Scholes model. The options granted on September 15, 2015 have a fair value of $1.91 per share based on the $10.21 grant date and exercise prices and assuming a 6.5 year estimated term, 36% volatility, 2.2% interest rate and a 6.0% dividend yield rate. The options granted on May 12, 2016 have a fair value of $2.34 per share based on the $13.82 grant date and exercise prices and assuming a 6.25 year estimated term, 33% volatility, 1.75% interest rate and a 5.6% dividend yield rate. The options granted on May 4, 2017 have a fair value of $4.46 per share based on the $18.87 grant date and exercise prices and assuming a 6.25 year estimated term, 37% volatility, 2.75% interest rate and a 4.7% dividend yield rate.

A summary of the Company’s stock option activity is as follows:

	Number of Shares	Weighted Ave. Exercise Price per Share	Aggregate Intrinsic Value(2)
Outstanding, December 31, 2016	160	$12.76	$1,907
Granted	121	$18.87
Exercised	(2)	$13.82
Forfeited	-	$-
Outstanding, December 31, 2017	279	$15.40	$1,436

Exercisable, December 31, 2017	56		$446

(2)	The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market price of the Company’s stock on December 31 of the applicable year exceeded the exercise price of any of the underlying options, multiplied by the number of shares subject to each such option. The closing stock price as of December 31, 2017 and 2016 was $20.56 and $24.68, respectively.

There were 2.5 thousand options exercised under the 2006 Incentive Plan during the year ended December 31, 2017. There were no options exercised under the 2006 Incentive Plan during the years ended December 31, 2016 or 2015. The Company had options exercised under our expired stock option plan of 134 thousand and 41 thousand for the years ended December 31, 2016 and 2015, respectively. There were 56 thousand options exercisable as of December 31, 2017 and 9 thousand options exercisable as of December 31, 2016.

A summary of the Company’s stock unit award activity is as follows:

		Weighted	Weighted
	Number of	Average Price	Average Fair
	Shares	per Share (3)	Value (3)
Outstanding & Unvested, December 31, 2016	74	$14.62	$1,077
Granted	13	$18.87	$236
Converted to common stock	(10)	$13.84	$(138)
Cancelled	(15)	$16.15	$(241)
Forfeited	(29)	$14.25	$(418)
Outstanding & Unvested, December 31, 2017	33	$16.08	$516

(3)	Weighted average price per share is the weighted grant price based on the closing market price of each of the stock grants related to each transaction type. The Weighted average fair value is the weighted average share price times the number of shares.

The fair value of stock unit award vesting was $677 thousand, $691 thousand and $641 thousand for the years ended December 31, 2017, 2016 and 2015, respectively. The intrinsic value of stock unit awards converted to common stock was based on the stock price on the vesting date and amounted to $776 thousand, $727 thousand and $824 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, a total of 508 thousand shares of common stock were reserved for issuance under 2006 Incentive Plan. As of December 31, 2017, the unamortized fair value of outstanding options and awards was $938 thousand to be amortized over a weighted average period of approximately 2.8 years.

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts (except per share) in thousands, unless otherwise indicated)
December 31, 2017

8. Employee Benefit Plan

The Psychemedics Corporation 401(k) Savings and Retirement Plan (the 401(k) Plan) is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code. All employees over the age of 21 are eligible to make pre-tax contributions up to a specified percentage of their compensation. Under the 401(k) Plan, the Company may, but is not obligated to, match a portion of the employees’ contributions up to a defined maximum. Matching contributions of $246 thousand, $246 thousand and $242 thousand were made in the years ended December 31, 2017, 2016 and 2015, respectively.

9. Commitments and Contingencies

Commitments

The Company leases certain of its facilities and equipment under operating lease agreements expiring on various dates through February 2023. Total minimum lease payments, including scheduled increases, are charged to operations on the straight-line basis over the life of the respective lease. Rent expense was approximately $0.9 million, $0.9 million and $1.0 million in 2017, 2016 and 2015, respectively.

At December 31, 2017, minimum commitments remaining under lease agreements were approximately as follows:

Years Ending December 31:
2018	$928
2019	574
2020	485
2021	108
2022	108
2023	18
Total	$2,221

Contingencies

The Company is subject legal proceedings and claims in the ordinary course of its business. The Company believes that although there can be no assurance as to the disposition of these proceedings, based upon information available to the Company as of the timing of filing of this report, the expected outcome of these matters would not have a material impact on the Company’s results of operations or financial condition.

10. Debt and Other Financing Arrangements

On March 20, 2014, the Company entered into an equipment financing arrangement with Banc of America Leasing & Capital, LLC (the “Lender”), which it amended on August 8, 2014, September 15, 2015 and October 30, 2017, including a Master Loan and Security Agreement and related documentation (collectively the “Equipment Loan Arrangement”) which provided the Company with the ability to finance, at its option, up to $12.8 million of new and used equipment purchases. Each such purchase financed under the Equipment Loan Arrangement is documented by the execution of an equipment note. Each note has a maturity date of 60 months from the applicable loan date, and bears interest at the then current 30-day LIBOR rate + 2.00% for loans made prior to October 2017 and the 30-day LIBOR rate + 1.75% for loans made after October 2017. Principal and interest are payable over the 60-month repayment period and principal is repayable without premium or penalty. Borrowings under the Equipment Loan Arrangement are secured by a first priority security interest in the equipment acquired with the proceeds of the equipment notes. Under the Equipment Loan Arrangement, the Company is subject to a maximum quarterly funded debt to EBITDA ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all loan covenants as of December 31, 2017. The total book value pledged as collateral for these loans as of December 31, 2017 was $6.9 Million.

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts (except per share) in thousands, unless otherwise indicated)
December 31, 2017

10.  Debt and Other Financing Arrangements (continued)

Under the Equipment Loan Arrangement, the Company executed notes on March 24, 2014, May 22, 2014, June 13, 2014, August 8, 2014, September 15, 2015, March 23, 2016 and November 10, 2017 in the amounts of $1.1 million, $1.9 million, $3.0 million, $1.0 million, $1.1 million, $610 thousand and $2.1 million, respectively, for total borrowings of $10.8 million, of which $2.1 million and $3.1 million was repaid in 2017 and 2016, respectively. As of December 31, 2017, the Company had equipment financing line of credit availability of $1.9 million. The weighted average interest rate for these notes for the year ended December 31, 2017 was 3.0% and represented $72 thousand of interest expense. As of December 31, 2017, weighted average interest rate was 3.3%.

The annual principal repayment requirements for debt obligations as of December 31, 2017 are as follows:

2018	$957
2019	891
2020	702
2021	446
2022	381
Total long-term debt	3,377
Less current portion of long-term debt	(957)
Total long-term debt, net of current portion	$2,420

11. Selected Quarterly Financial Data (Unaudited)

The following are selected quarterly financial data for the years ended December 31, 2017 and 2016:

	Quarter Ended - 2017
	MAR 31	JUN 30	SEP 30	DEC 31
Revenues	$10,209	$9,684	$10,049	$9,760
Gross profit	5,316	4,609	5,121	4,777
Income from operations	2,268	1,710	2,232	1,947
Net income	1,500	907	1,364	2,350
Basic net income per share	$0.27	$0.17	$0.25	$0.43
Diluted net income per share	$0.27	$0.16	$0.25	$0.42

	Quarter Ended - 2016
	MAR 31	JUN 30	SEP 30	DEC 31
Revenues	$6,667	$9,700	$11,849	$10,764
Gross profit	2,738	5,209	7,105	6,398
Income (loss) from operations	(2)	2,371	4,104	3,637
Net income (loss)	(23)	1,633	2,708	2,360
Basic net income per share	$0.00	$0.30	$0.49	$0.44
Diluted net income per share	$0.00	$0.30	$0.49	$0.43

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

	Year Ended December 31,
	2017	2016	2015
Consolidated Revenue:
United States	$26,327	$25,608	$25,836
Brazil	13,069	13,083	746
Other Foreign Countries	305	289	393
Total Revenue	$39,701	$38,980	$26,975

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Explanatory Note

On June 30, 2017, the Company’s status as an accelerated filer commenced with respect to its 2017 annual report on the 10-K. This is the first year that the Company’s internal controls as an accelerated filer were attested to by the Company’s registered public accounting firm.

a)	Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation as of December 31, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President of Finance, as well as a third party internal control firm, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act. Based upon that evaluation, our Chief Executive Officer and Vice President of Finance have concluded that our disclosure controls and procedures were not effective as of December 31, 2017, based upon the definition of material weaknesses.

Notwithstanding the foregoing, the Company's management, including the CEO and Vice President of Finance, has concluded that the company's financial statements included in this Form 10-K present fairly, in all material respects, the company's financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

b)	Management’s Report on Internal Control over Financial Reporting

Procedures were undertaken in order that management could conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the consolidated financial statements contained in this filing.

As of December 31, 2017, management including the CEO and VP of Finance, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control-Integrated Framework 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Our management determined that, as of December 31, 2017, a material weakness existed in our internal control over financial reporting. Specifically, a failure to perform a timely and effective risk assessment over the financial reporting process and a failure to maintain adequate documentation of how control activities address the financial statement risks, including the identification of key reports and design of controls in validating the completeness and accuracy of reports utilized in the revenue controls cycle.

The material weakness did not result in any material misstatement in the financial statements included in this Annual Report on Form 10-K or previously issued financial statements.

The effectiveness of internal control over financial reporting as of December 31, 2017, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its attestation report, which is included on the following page.

c)	Plan for Remediation of Material Weakness that Existed as of December 31, 2017

Management will remediate this material weakness by evaluating our control environment and our risk assessment process, including the implementation and documentation of the control process and identification and testing of key revenue reports.

d)	Changes in Internal Control over Financial Reporting

Except as relating to the material weaknesses identified in the current period noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Psychemedics Corporation

Acton, Massachusetts

Opinion on Internal Control over Financial Reporting

We have audited Psychemedics Corporation and its subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as “the financial statements”) and our report dated March 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: failure to perform a timely and effective risk assessment over the financial reporting process and a failure to maintain adequate documentation of how control activities address the financial statement risks, including the identification of key reports and design of controls in validating the completeness and accuracy of reports utilized in the revenue controls cycle. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report dated March 16, 2018 on those consolidated financial statements.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

Boston, Massachusetts

March 16, 2018

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Following is a list that sets forth as of March 16, 2018 the names, ages and positions within the Company of all of the Executive Officers of the Company and the Directors of the Company. Each such director has been nominated for reelection at the Company’s 2018 Annual Meeting, to be held on May 3, 2018 at 2:00 P.M. at the Seaport Hotel, 200 Seaport Boulevard, Boston, Massachusetts.

Name	Age	Position
Raymond C. Kubacki	73	Chairman, Chief Executive Officer, President, Director
Neil Lerner	50	Vice President, Finance
Michael I. Schaffer, Ph.D.	73	Vice President, Laboratory Operations
Harry Connick	92	Director, Audit Committee Member, Compensation Committee Member, Nominating Committee Member
Walter S. Tomenson, Jr.	71	Director, Audit Committee Member, Compensation Committee Member, Nominating Committee Member
A. Clinton Allen	74	Director, Audit Committee Member, Nominating Committee Member
Fred J. Weinert	70	Director, Audit Committee Member, Compensation Committee Member, Nominating Committee Member, Brazil Oversight Committee Member

All Directors hold office until the next annual meeting of stockholders or until their successors are elected. Officers serve at the discretion of the Board of Directors.

Mr. Kubacki has been the Company’s President and Chief Executive Officer since 1991. He has also served as Chairman of the Board of the Company since 2003. From March 2011 until June 2016, he served as a director of Integrated Environmental Technologies, Ltd. From 2007 until 2010, he served as a director of Protection One, Inc. and from 2004 to 2007 he served as a director of Integrated Alarm Services Group, Inc. He is also a trustee of the Center for Excellence in Education based in Washington, D.C. and holds an Executive Masters Professional Director Certification, their highest level award, from the American College of Corporate Directors, a public company director education and credentialing organization. Mr. Kubacki has been a director of the Company since 1991.

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

Dr. Schaffer has served as Vice President of Laboratory Operations since 1999. Since December 2016, he has served as a member of the Drug Testing Advisory Board (DTAB) which advises the administrator of Substance Abuse and Mental Health Services Administration (SAMHSA) on drug testing activities and laboratory certification. From 1990 to 1999, he served as Director of Toxicology, Technical Manager and Responsible Person for the Leesburg, Florida laboratory of SmithKline Beecham Clinical Laboratories. From 1990 to 1999, he was also a member of the Board of Directors of the American Board of Forensic Toxicologists. Dr. Schaffer has also served as an inspector for the College of American Pathologists since 1990.

Mr. Connick served as District Attorney for Orleans Parish (New Orleans, LA) from 1974 to 2003. In 2002, Mr. Connick received from Drug Czar, John P. Walters, the Director's Award for Distinguished Service in recognition of exemplary accomplishment and distinguished service in the fight against illegal drugs. Mr. Connick has been a director of the Company since 2003.

Mr. Tomenson was a senior advisor to Integro Ltd., having retired in 2011. Mr. Tomenson was Managing Director and Chairman of Client Development of Marsh, Inc. from 1998 until 2004. From 1983 to 1998 he was Chairman of FINPRO, the financial/professional services division of Marsh, Inc. Mr. Tomenson is a Trustee of Trinity College School Fund, Inc. He also serves on the Executive Council of Inner-City Scholarship Fund. He serves on the board of the Country Club of Florida and on the board of the Misquamicut Club (Watch Hill, RI) and is a board member and Vice-Chairman of the Achievement Centers for Children and Families (Delray Beach, FL). Mr. Tomenson holds an Executive Masters Professional Director Certification, the highest level award, from the American College of Corporate Directors, a public company director education and credentialing organization. Mr. Tomenson has been a director of the Company since 1999.

Mr. Allen is the Founder and President of the American College of Corporate Directors, a public company director education and credentialing organization.  Mr. Allen also serves as a member of the board of Collectors Universe,(CLCT : NASDAQ), a member of the board of Brooks Automation (BRKS : NASDAQ), and is Lead Director of LKQ Corporation (LKQ:NASDAQ), a Fortune 500 Company. Mr. Allen had previously served as Vice-Chairman of the Company from 1990 to 2000 and Chairman from 2000 to 2003.  He rejoined the Board as an independent member in 2015.

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

The information required by Item 405 of Regulation S-K will be set forth in the Proxy Statement of the Company relating to the 2018 Annual Meeting of Stockholders to be held on May 3, 2018 and is incorporated herein by reference.

The Company has a code of ethics that applies to all employees and non-employee directors. This code satisfies the requirements set forth in Item 406 of Regulation S-K and applies to all relevant persons set forth therein. The Company will mail to interested parties a copy of the Code of Ethics upon written request and without charge. Such request shall be made to our General Counsel, 289 Great Road, Acton, Massachusetts 01720.

The information required by Item 407 of Regulation S-K will be set forth in the Proxy Statement of the Company relating to the 2018 Annual Meeting of Stockholders to be held on May 3, 2018 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2018 Annual Meeting of Stockholders to be held on May 3, 2018 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2018 Annual Meeting of Stockholders to be held on May 3, 2018 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2018 Annual Meeting of Stockholders to be held on May 3, 2018 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2018 Annual Meeting of Stockholders to be held on May 3, 2018 and is incorporated herein by reference.

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

PSYCHEMEDICS CORPORATION

Date: March 16, 2018	By:	/s/ RAYMOND C. KUBACKI
Raymond C. Kubacki
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	/s/ RAYMOND C. KUBACKI	Chairman, President and Chief Executive Officer, Director	March 16, 2018
	Raymond C. Kubacki	(Principal Executive Officer)

	/s/ NEIL LERNER	Vice President, Finance	March 16, 2018
	Neil Lerner	(Principal Financial and Accounting Officer)

	HARRY CONNICK*	Director
Harry Connick

	WALTER S. TOMENSON, JR*	Director
Walter S. Tomenson, Jr.

	FRED J. WEINERT*	Director
Fred J. Weinert

	A. CLINTON ALLEN*	Director
A. Clinton Allen

*By:	/s/ RAYMOND C. KUBACKI	Attorney-in-Fact	March 16, 2018
Raymond C. Kubacki

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation filed with the State of Delaware on August 1, 2002 — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002).
3.2	Amended and Restated By-Laws of the Company — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 31, 2015).
4.1	Specimen Stock Certificate — (Incorporated by reference from the Registrant’s Registration Statement on Form 8-A filed on July 31, 2002).
10.2.1 P	Lease dated October 6, 1992 with Mitchell H. Hersch, et. al with respect to premises in Culver City, California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992).
10.2.2 P	Security Agreement dated October 6, 1992 with Mitchell H. Hersch et. al — (Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992).
10.2.3	First Amendment to Lease dated with Mitchell H. Hersch, et.al California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.2.4	Second Amendment to Lease dated with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.2.5	Third Amendment to Lease dated December 31, 1997 with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.2.6	Fourth Amendment to Lease dated May 24, 2005 with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10.2.7	Sixth Amendment to Lease dated October 13, 2015 with Mitchell H. Hersch, et.al. California — Supersedes the Fifth amendment in its entirety (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015)
10.3*	2006 Incentive Plan, as amended — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2016).

Exhibit Number	Description
10.4*	Form of Stock Unit Award used with employees and consultants under the 2006 Incentive Plan — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2016).
10.5*	Form of Stock Unit Award used with non-employee directors under the 2006 Equity Incentive Plan — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2016).
10.6*	Form of Incentive Stock Option Agreement used with employees under the 2006 Incentive Plan (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May19, 2016)
10.7*	Form of Non Qualified Stock Option Agreement used with employees, non-employee directors and consultants under the 2006 Incentive Plan (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2016)
10.8*	Change in control severance agreement with Ray Kubacki dated February 20, 2018
10.9*	Change in control severance agreement with Michael Schaffer dated February 20, 2018
10.10*	Employment offer letter dated October 25, 2010 with Neil Lerner (incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010)
10.11	Lease dated March 12, 2014 with Bristol-Culver Associates, LLC and Mountain Organic Farms, LLC with respect to 6100 Bristol parkway premises in Culver City, CA — (Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)
10.12.1	Loan agreement dated March 20, 2014 with Banc of America Leasing and Capital, LLC — (Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)
10.12.2	Letter Agreement dated September 15, 2015 with Banc of America Leasing and Capital, LLC, together with Equipment Security Note dated September 15, 2015 and Proposal Letter dated August 19, 2015 — (Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)
10.12.3	Letter Agreement dated October 30, 2017 with Banc of America Leasing and Capital, LLC, together with Equipment Security Note dated November 10, 2017
21.1	Subsidiaries of the Registrant
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm
24	Power of Attorney
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Vice President - Finance Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Vice President - Finance Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

P	Indicates a filing submitted in paper
*	Management compensation plan or arrangement

