Form 10-Q
period 2018-03-31
PSYCHEMEDICS CORP
filed 2018-04-26
CIK 806517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

or

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _________ to __________

Commission file number: 1-13738

PSYCHEMEDICS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	58-1701987
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

289 Great Road Acton, MA	01720
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer	☐
Accelerated filer	☒
Non–accelerated filer	☐ [Do not check if a smaller reporting company]
Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at April 20, 2018 was 5,492,053.

PSYCHEMEDICS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(UNAUDITED)

	March 31, 2018	December 31, 2017

ASSETS
Current Assets:
Cash and cash equivalents	$8,284	$8,165
Accounts receivable, net of allowance for doubtful accounts of $69 in 2018 and $64 in 2017	6,062	4,488
Prepaid expenses and other current assets	1,197	1,212
Total Current Assets	15,543	13,865

Fixed Assets, net of accumulated amortization and depreciation of $12,414 in 2018 and $11,670 in 2017	11,289	11,811
Other assets	897	832

Total Assets	$27,729	$26,508

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$327	$398
Accrued expenses	3,888	2,870
Current portion of long-term debt	957	957

Total Current Liabilities	5,172	4,225

Long-term debt	2,181	2,420
Deferred tax liabilities, long-term	1,205	1,243
Total Liabilities	8,558	7,888

Commitments and Contingencies (Note 7)

Shareholders' Equity:
Preferred stock, $0.005 par value, 873 shares authorized, no shares issued or outstanding	--	--
Common stock, $0.005 par value; 50,000 shares authorized 6,160 shares issued in 2018 and 2017	31	31
Accumulated other comprehensive loss	(250)	(238)
Additional paid-in capital	31,157	31,022
Accumulated deficit	(1,685)	(2,113)
Less - Treasury stock, at cost, 668 shares	(10,082)	(10,082)

Total Shareholders' Equity	19,171	18,620

Total Liabilities and Shareholders' Equity	$27,729	$26,508

See accompanying notes to condensed consolidated financial statements

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017

Revenues	$10,935	$10,209
Cost of revenues	5,580	4,893

Gross profit	5,355	5,316

Operating Expenses:
General & administrative	1,851	1,475
Marketing & selling	1,239	1,243
Research & development	359	330

Total Operating Expenses	3,449	3,048

Operating income	1,906	2,268
Other income (expense)	32	(22)

Net income before provision for income taxes	1,938	2,246

Provision for income taxes	687	746

Net income	$1,251	$1,500

Other Comprehensive Income (Loss):
Foreign currency translation	(12)	--
Total Comprehensive Income	$1,239	$1,500

Basic net income per share	$0.23	$0.27

Diluted net income per share	$0.23	$0.27

Dividends declared per share	$0.18	$0.15

See accompanying notes to condensed consolidated financial statements

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,251	$1,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	753	687
Deferred income taxes	(38)	(55)
Stock-based compensation	135	163
Changes in assets and liabilities:
Accounts receivable	(1,575)	2,050
Prepaid expenses, other current assets, and income tax receivable	15	(92)
Accounts payable	(116)	(752)
Accrued expenses and accrued income taxes	981	901
Net cash provided by operating activities	1,406	4,402

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(144)	(153)
Cost of internally developed software	--	(210)
Other assets	(74)	(3)
Net cash used in investing activities	(218)	(366)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of equipment financing	(239)	(286)
Cash dividends paid	(824)	(819)
Net cash used in financing activities	(1,063)	(1,105)

Effect of exchange rate changes on cash and cash equivalents	(6)	--
Net increase / (decrease) in cash and cash equivalents	119	2,931
Cash and cash equivalents, beginning of period	8,165	3,938
Cash and cash equivalents, end of period	$8,284	$6,869

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$370	$29
Cash paid for interest	$28	$22
Purchases of equipment through accounts payable and accrued liabilities	$25	$11

See accompanying notes to condensed consolidated financial statements

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation

The interim condensed consolidated financial statements of Psychemedics Corporation (the “Company”) presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017, included in the Company's 2017 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

The condensed consolidated balance sheet as of March 31, 2018, the condensed consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2018 and 2017, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2018 and 2017 are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of results for these interim periods. The condensed consolidated balance sheet as of December 31, 2017 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm, but does not include all of the information and footnotes required for complete annual financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended March 31, 2018 may not be indicative of the results that may be expected for the year ending December 31, 2018, or any other period.

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

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Stock-Based Compensation

The Company’s 2006 Incentive Plan (“the Plan”) provides for cash based awards or the grant or issuance of stock-based awards. As of March 31, 2018, 199 thousand shares remained available for future grant under the Plan.

A summary of the Company’s stock option activity for the three months ended March 31, 2018 is as follows (in 000’s except per share amounts):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
Outstanding, December 31, 2017	279	$15.40	8.7 years	$1,436
Granted	-
Exercised	-
Forfeited	-
Outstanding, March 31, 2018	279	$15.40	8.4 years	$1,659

Exercisable, March 31, 2018	56	$12.61	7.9 years	$491

(1)	The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on March 31, 2018 ($21.36) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option.

A summary of the Company’s stock unit award activity for the three months ended March 31, 2018 is as follows (in 000’s except per share amounts):

	Number of Shares	Weighted Average Price per Share (2)	Weighted Average Fair Value (2)

Outstanding & Unvested, December 31, 2017	32	$16.08	$516
Granted	-
Converted to common stock	-
Cancelled	-
Forfeited	-
Outstanding & Unvested, March 31, 2018	32	$16.08	$516

(2)	Weighted average price per share is the weighted grant price based on the closing market price of each of the stock grants related to each grant of stock unit awards. The weighted average fair value is the weighted average share price times the number of shares.

As of March 31, 2018, a total of 510 thousand shares of common stock were reserved for issuance under the Plan. As of March 31, 2018, the unamortized fair value of awards relating to outstanding SUAs and options was $0.8 million, which is expected to be amortized over a weighted average period of 2.7 years.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Basic and Diluted Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The number of dilutive common equivalent shares outstanding during the period was determined in accordance with the treasury-stock method. Common equivalent shares consisted of common stock issuable upon the exercise of outstanding options and common stock issuable upon the vesting of outstanding, unvested SUAs. Basic and diluted weighted average common shares outstanding for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
Weighted average common shares outstanding, basic	5,492	5,460
Dilutive common equivalent shares	64	73
Weighted average common shares outstanding, diluted	5,556	5,533

5.	Business Segment Reporting

The Company manages its operations as one segment, drug testing services. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment. All Brazil sales are through one independent distributor, which is the only customer greater than 10% of sales. The Company’s revenues by geographic region are as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
Consolidated Revenue:
United States	$7,323	$6,468
Brazil	3,526	3,696
Other	86	45
Total Revenue	$10,935	$10,209

6.	Fair Value Measurements

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

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	Subsequent Events

On April 24, 2018, the Company declared a quarterly dividend of $0.18 per share for a total of $989 thousand, which will be paid on May 18, 2018 to shareholders of record on May 8, 2018.

8.	Commitments and Contingencies

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. While the ultimate outcome of individual legal claims is inherently unpredictable, we believe that the final resolution of any pending actions will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

9.	Debt and Other Financing Arrangements

On March 20, 2014, the Company entered into an equipment financing arrangement (“Loan Agreement”) with Banc of America Leasing & Capital, LLC, which it amended on August 8, 2014, September 15, 2015 and October 30, 2017. The terms of this arrangement are detailed in the 10-K.

The weighted average interest rate for all notes related to the Loan Agreement for the quarter ended March 31, 2018 was 3.4%, and represented $28 thousand of interest expense as compared to a rate of 2.8% and interest expense of $22 thousand for the comparable period in 2017. As of March 31, 2018, the interest rate was 3.5% and there was $3.1 million of outstanding debt related to the loan. The Company was in compliance with all loan covenants as of March 31, 2018.

The annual principal repayment requirements for debt obligations as of March 31, 2018 were as follows (in 000’s):

2018	$718
2019	891
2020	702
2021	446
2022	381
Total long-term debt	3,138
Less current portion of long-term debt	(957)
Total long-term debt, net of current portion	$2,181

10.	Significant Customers

The Company had one customer that represented 32% of revenue for the three months ended March 31, 2018 and 36% for the total revenue for the three months ended March 31, 2017. The Company had two customers that exceeded 10% of the total accounts receivable balance as of March 31, 2018 and one customer that exceeded 10% of the total accounts receivable balance as of December 31, 2017.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standard’s Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The guidance in this update supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition”, and most industry-specific guidance throughout the Industry Topics of the Codification.

Effective January 1, 2018, the Company adopted the requirements of Topic 606, “Revenue from Contracts with Customers,” using the modified retrospective method, which requires the recognition of the cumulative effect of initially applying the standard (if any) as an adjustment to opening retained earnings for the fiscal year beginning January 1, 2018.  The adoption of Topic 606 did not result in the recognition of a cumulative adjustment to opening retained earnings under the modified retrospective approach, nor did it have a material effect on the Company’s financial position or results of operations.  The adoption of this topic requires additional disclosures within the notes to the financial statements, as disclosed in Note 13 – “Revenue”.

12.	Accounting Pronouncements Issued But Not Yet Effective

In February 2016, the FASB issued ASU 2016-02, “Leases”, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The new standard will become effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impacts the adoption of this accounting guidance will have on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income” (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which will allow a reclassification from accumulated other comprehensive income to retained earnings for the tax effects resulting from the Tax Cuts and Jobs Act (Tax Reform Act) that are stranded in accumulated other comprehensive income. This standard also requires certain disclosures about stranded tax effects. ASU 2018-2, however, does not change the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations. ASU 2018-02 will be effective for the Company’s fiscal year 2020, with the option to early adopt at any time prior to the effective date. It must be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. The Company is currently evaluating the impacts the adoption of this accounting guidance will have on its consolidated financial statements.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	Accounting Pronouncements Issued But Not Yet Effective (continued)

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”, which updates the income tax accounting in U.S. GAAP to reflect the Securities and Exchange Commission (“SEC”) interpretive guidance released on December 22, 2017, when the Tax Act was signed into law. The Company is currently evaluating the impacts the adoption of this accounting guidance will have on its consolidated financial statements.

13.	Revenue

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method.  The adoption of Topic 606 did not have a material effect on the Company’s financial position or results of operations.

Revenue is recognized when control of the services is transferred to our customers, in an amount that reflects the consideration (none of which is variable) we expect to be entitled to in exchange for those services. We typically invoice customers monthly for services provided and payments are generally due within 30 to 60 days of the invoice date.

The table below disaggregates our external revenue by major source.  For additional revenue detail relating to geographic breakdown of sales, see Note 5 – “Business Segment Reporting”.

	Three Months Ended
	March 31, 2018	March 31, 2017
	(in 000's)
Testing	$9,997	$9,385
Shipping/Collection (hair)	824	684
Other	114	140
Total Revenue	$10,935	$10,209

Testing Revenue

Testing revenue is our primary service. This primarily represents drug and alcohol tests for drugs of abuse using hair, performed in our forensic laboratory in California. Sales to customers are initiated through sales agreements, most of which have standard terms. Most tests are identified through a chain of custody form (“CCF”) and can therefore be uniquely tracked. Revenue is recognized when performance obligations under the terms of the contract with a customer are satisfied; generally, this occurs with the transfer of control of our service, which occurs at a specific point-in-time. The specific point-in-time is the completion of the test and availability of test results to the customer.  Most tests are completed the same day that the hair specimen is received. Substantially all tests are completed within a few days. As the tests are performed in a forensic laboratory, the exact date and time of each test completion is available and used in the timing of recognition of revenue.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.	Revenue (continued)

Revenue is measured as the amount of consideration we expect to receive in exchange for providing services.  Sales and other taxes we pay concurrent with revenue-producing activities are excluded from revenue. Incidental items, such as storage of samples and data, that are immaterial in the context of the contract are recognized as expense.

Shipping and Hair Collection Revenue

Shipping revenue represents the amount billed to customers related to shipping of the hair specimen and CCF (“sample”) to the Company’s laboratory. Collection revenue represents the amount billed to customers related to the collection of the hair specimen. This collection is done by third parties who have contracted with the Company. Shipping and hair collection revenue is recognized when performance obligations under the terms of the contract with a customer are satisfied; generally, this occurs with the transfer of control of our service, which occurs at a specific point-in-time. The specific point-in-time is the completion of the test (associated with the shipping or hair collection charge) and availability of test results to the customer.

Revenue is measured as the amount of consideration we expect to receive in exchange for providing services.  As the Company controls the service before transferring to the customer, it is considered a principal in the transaction, and therefore records revenues on gross basis, with shipping and hair collection costs in costs of revenues.

Other Revenue

Other revenue represents several items including; urine testing performed by other labs, medical review officer charges, legal/testifying services, a retail test which is sent to the laboratory for testing, and other miscellaneous charges. The total of all of these items is approximately 1% of sales. The amounts are generally billed to customers as services are performed, which occurs at a specific point-in-time.

Practical Expedients and Exemptions

We generally expense sales commissions when incurred because the amortization period is one year or less. These costs are recorded within selling, general and administrative expense.

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

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent the Company’s estimates and assumptions only as of the filing date of this Report. The Company expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the filing date of this Report, in order to reflect changes in circumstances or expectations, or the occurrence of unanticipated events, except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” set forth in Part I Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as well as the risks and uncertainties discussed elsewhere in this Report. The Company qualifies all of its forward-looking statements by these cautionary statements. The Company cautions you that these risks are not exhaustive. The Company operates in a continually changing business environment and new risks emerge from time to time.

OVERVIEW

Revenue for the first quarter of 2018 was $10.9 million compared to $10.2 million in 2017, an increase of 7%. The Company reported net income of $1.3 million, or $0.23 per diluted share for the three months ended March 31, 2018 versus $1.5 million, or $0.27 per diluted share for the same period in 2017, a decrease of 17%. Our first quarter revenue represented the Company’s record results for any first quarter in the Company’s history. Earnings were impacted by several items described below. The Company distributed $0.8 million or $0.15 per share of cash dividends to its shareholders in the three months ended March 31, 2018. The Company has paid 86 consecutive quarterly cash dividends.

RESULTS OF OPERATIONS

Revenue growth of 7% noted above was primarily due to a 15% increase in volume, offset by an 8% decrease of average revenue per sample. The domestic business increased 13%. The international business decreased 3%.

Gross profit was $5.4 million for the three months ended March 31, 2018, compared to $5.3 million for the same period in 2017, an increase of $0.1 million, or 1%. Direct costs increased by $687 thousand or 14% for the three months ended March 31, 2018 compared to the same period in 2017. The gross profit margin was 49% for the three months ended March 31, 2018 and 52% for the comparable period of 2017. The margin was adversely impacted by Brazilian sales taxes and decrease in average revenue per sample noted above.

General and administrative (“G&A”) expenses increased $0.4 million to $1.9 million for the three months ended March 31, 2018 compared to $1.5 million for the same period in 2017. As a percentage of revenue, G&A expenses were 17% for the three months ended March 31, 2018 and 14% for the same period in 2017. There was an increase in professional fees related to the Company becoming an SEC accelerated filer as well as additional administrative costs related to our Brazil subsidiary, which was created in April 2017.

Marketing and selling expenses were $1.2 million for the three months ended March 31, 2018 and 2017. Total marketing and selling expenses represented 11% of revenue for the three months ended March 31, 2018 and 12% for the comparable period in 2017.

Research and development (“R&D”) expenses for the three months ended March 31, 2018 were $359 thousand compared to $330 thousand for the comparable period of 2017. R&D expenses represented 3% of revenue for the three months ended March 31, 2018 and 2017.

Provision for income taxes Our provision for income taxes consists primarily of federal and state income taxes in the United Sates and income taxes in Brazil. We estimate income taxes in each of the jurisdictions in which we operate. During the three months ended March 31, 2018 and 2017, the Company recorded tax provisions of $687 thousand and $746 thousand, respectively. These provisions represented effective tax rates of 35% for the three months ended March 31, 2018 and 33% for the comparable period of 2017. While the Company’s tax rate had a small increase from 33% to 35%, this reflects the inclusion of Brazilian income taxes (not present in 2017 first quarter as our Brazilian subsidiary started in the second quarter of 2017), partially offset by a reduction in the U.S. federal income tax rate. The Company currently expects the year-end tax rate to be to be approximately 35%.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2018, the Company had approximately $8.3 million of cash. The Company's operating activities generated net cash of $1.4 million for the three months ended March 31, 2018. Investing activities used $218 thousand of cash while financing activities used $1.1 million of cash during the first three months of 2018.

Cash provided by operating activities of $1.4 million reflected net income of $1.3 million adjusted for depreciation and amortization of $753 thousand, stock-based compensation of $135 thousand and a decrease of deferred income taxes of $38 thousand. This was affected by the following changes in assets and liabilities: an increase in accounts receivable of $1.6 million, a decrease in prepaid expenses, other current assets and income tax receivable of $15 thousand, a decrease in accounts payable of $116 thousand and an increase in accrued expenses and income taxes of $1.0 million.

Cash used in investing activities included purchases of equipment and leasehold improvements of $144 thousand and other assets of $74 thousand. We anticipate spending $0.7 million to $1.2 million in additional capital purchases for the remainder of 2018.

Cash used by financing activities of $1.1 million included cash dividends to shareholders of $0.8 million and $0.2 million from payments on long term debt. On April 24, 2018, the Company declared a quarterly dividend of $0.18 per share for an estimated total of $989 thousand, which will be paid on May 18, 2018 to shareholders of record on May 8, 2018.

Contractual obligations and other commercial commitments as of March 31, 2018 were as follows (in 000’s):

	Less Than One Year	1-3 Years	4-5 Years	After 5 Years	Total
Debt principal	$957	$1,488	$693	$-	$3,138
Operating leases	991	1,051	206	-	2,248
Total	$1,948	$2,539	$899	$-	$5,386

At March 31, 2018, the Company's principal sources of liquidity included an aggregate of approximately $8.3 million of cash and cash equivalents and equipment financing line of credit availability of $1.9 million.  The Company had $10.4 million and $9.6 million of working capital as of March 31, 2018 and December 31, 2017, respectively. Management currently believes that such funds, together with cash generated from operations and future equipment financing, should be adequate to fund anticipated working capital and capital equipment requirements for the next 12 months.   Depending upon the Company's results of operations and capital needs, the Company may use various financing sources to raise additional funds.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our Market Risks previously disclosed in Item 7A of our annual report on form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation as of December 31, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act. As of December 31, 2017, management determined that it had failed to perform a timely and effective risk assessment over the financial reporting process and failed to maintain adequate documentation of how control activities address the financial statement risks, including the identification of key reports and design of controls in validating the completeness and accuracy of reports utilized in the revenue controls cycle. Accordingly, management determined that this control deficiency constituted a material weakness in internal control over financial reporting as of December 31, 2017, which was not fully remediated as of March 31, 2018. Based on the foregoing, management concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2018.

However, management does not believe that this material weakness resulted in any material misstatement in the financial statements included in this Quarterly Report on Form 10-Q, or any previously issued financial statements.

Management will remediate this material weakness by evaluating our control environment and our risk assessment process, including the implementation and documentation of the control process and identification and testing of key revenue reports.

Other than the actions taken to continue remediation of the previously reported material weakness related to our control environment described above, there have been no significant changes in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2017 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of treasury stock in the first three months of 2018.

Item 6. Exhibits

See Exhibit Index included in this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation

Date: April 26, 2018	By:	/s/ Raymond C. Kubacki
Raymond C. Kubacki
Chairman and Chief Executive Officer
(principal executive officer)

Date: April 26, 2018	By:	/s/ Neil L. Lerner
Neil L. Lerner
Vice President - Finance
(principal accounting officer)

PSYCHEMEDICS CORPORATION

FORM 10-Q

March 31, 2018

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