Form 10-Q
period 2018-06-30
PSYCHEMEDICS CORP
filed 2018-07-27
CIK 806517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X       No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    X       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Accelerated filer	☒
Non–accelerated filer	☐ [Do not check if a smaller reporting company]
Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes            No   X

The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at July 20, 2018 was 5,507,262.

PSYCHEMEDICS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(UNAUDITED)

	June 30, 2018	December 31, 2017

ASSETS
Current Assets:
Cash and cash equivalents	$7,721	$8,165
Accounts receivable, net of allowance for doubtful accounts of $77 in 2018 and $64 in 2017	5,195	4,488
Prepaid expenses and other current assets	1,465	1,212
Total Current Assets	14,381	13,865

Fixed Assets, net of accumulated amortization and depreciation of $13,181 in 2018 and $11,670 in 2017	11,129	11,811
Other assets	915	832

Total Assets	$26,425	$26,508

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$1,117	$398
Accrued expenses	3,014	2,870
Current portion of long-term debt	957	957

Total Current Liabilities	5,088	4,225

Long-term debt	1,942	2,420
Deferred tax liabilities, long-term	1,138	1,243
Total Liabilities	8,168	7,888

Commitments and Contingencies (Note 8)

Shareholders' Equity:
Preferred stock, $0.005 par value, 873 shares authorized, no shares issued or outstanding	--	--
Common stock, $0.005 par value; 50,000 shares authorized 6,175 shares issued in 2018 and 6,160 shares issued in 2017	31	31
Accumulated other comprehensive loss	(1,403)	(238)
Additional paid-in capital	31,208	31,022
Accumulated deficit	(1,497)	(2,113)
Less - Treasury stock, at cost, 668 shares	(10,082)	(10,082)

Total Shareholders' Equity	18,257	18,620

Total Liabilities and Shareholders' Equity	$26,425	$26,508

See accompanying notes to condensed consolidated financial statements

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues	$10,787	$9,684	$21,722	$19,893
Cost of revenues	5,615	5,075	11,195	9,968

Gross profit	5,172	4,609	10,527	9,925

Operating Expenses:
General & administrative	1,457	1,334	3,308	2,809
Marketing & selling	1,301	1,244	2,540	2,487
Research & development	358	321	717	651

Total Operating Expenses	3,116	2,899	6,565	5,947

Operating income	2,056	1,710	3,962	3,978
Other income (expense)	24	(12)	56	(34)

Net income before provision for income taxes	2,080	1,698	4,018	3,944

Provision for income taxes	903	791	1,590	1,537

Net income	$1,177	$907	$2,428	$2,407

Other Comprehensive Income (Loss):
Foreign currency translation	(1,154)	(71)	(1,165)	(71)
Total Comprehensive Income	$23	$836	$1,263	$2,336

Basic net income per share	$0.21	$0.17	$0.44	$0.44

Diluted net income per share	$0.21	$0.16	$0.44	$0.44

Dividends declared per share	$0.18	$0.15	$0.36	$0.30

See accompanying notes to condensed consolidated financial statements

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Six Months Ended
	June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,428	$2,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,528	1,381
Deferred income taxes	(105)	87
Stock-based compensation	278	317
Changes in assets and liabilities:
Accounts receivable	(857)	574
Prepaid expenses and other current assets	(253)	(809)
Accounts payable	322	(976)
Accrued expenses	259	449
Net cash provided by operating activities	3,600	3,430

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(281)	(343)
Cost of internally developed software	(152)	(398)
Other assets	(102)	2
Net cash used in investing activities	(535)	(739)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of tax withholding	(92)	(198)
Payments of equipment financing	(478)	(1,776)
Cash dividends paid	(1,812)	(1,640)
Net cash used in financing activities	(2,382)	(3,614)

Effect of exchange rate changes on cash and cash equivalents	(1,127)	(54)
Net decrease in cash and cash equivalents	(444)	(977)
Cash and cash equivalents, beginning of period	8,165	3,938
Cash and cash equivalents, end of period	$7,721	$2,961

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$1,910	$1,891
Cash paid for interest	$56	$41
Purchases of equipment through accounts payable and accrued liabilities	$397	$13

See accompanying notes to condensed consolidated financial statements

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation

The interim condensed consolidated financial statements of Psychemedics Corporation (the “Company”) presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017, included in the Company's 2017 Annual Report on Form 10-K (“10-K”), as filed with the Securities and Exchange Commission.

The condensed consolidated balance sheet as of June 30, 2018, the condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2018 and 2017, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2018 and 2017 are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of results for these interim periods. The condensed consolidated balance sheet as of December 31, 2017 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm, but does not include all of the information and footnotes required for complete annual financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months and six months ended June 30, 2018 may not be indicative of the results that may be expected for the year ending December 31, 2018, or any other period.

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

The Company’s 2006 Incentive Plan (“the Plan”) provides for cash based awards or the grant or issuance of stock-based awards. As of June 30, 2018, 80 thousand shares remained available for future grant under the Plan.

A summary of the Company’s stock option activity for the six months ended June 30, 2018 is as follows (in 000’s except per share amounts):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
Outstanding, December 31, 2017	279	$15.40	8.7 years	$1,436
Granted	117	$21.04
Exercised	-
Forfeited	-
Outstanding, June 30, 2018	396	$17.07	8.7 years	$1,068

Exercisable, June 30, 2018	133	$14.82	8.1 years	$590

(1)	The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on June 30, 2018 ($19.24) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option.

A summary of the Company’s stock unit award activity for the six months ended June 30, 2018 is as follows (in 000’s except per share amounts):

	Number of Shares	Weighted Average Price per Share (2)	Weighted Average Fair Value (2)

Outstanding & Unvested, December 31, 2017	33	$16.08	$516
Granted	6	$21.04	$126
Converted to common stock	(15)
Cancelled	(5)
Forfeited	-
Outstanding & Unvested, June 30, 2018	19	$18.20	$343

(2)	Weighted average price per share is the weighted grant price based on the closing market price of each of the stock grants related to each grant of stock unit awards. The weighted average fair value is the weighted average share price times the number of shares.

As of June 30, 2018, a total of 495 thousand shares of common stock were reserved for issuance under the Plan. As of June 30, 2018, the unamortized fair value of awards relating to outstanding SUAs and options was $1.5 million, which is expected to be amortized over a weighted average period of 3.3 years.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Basic and Diluted Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The number of dilutive common equivalent shares outstanding during the period was determined in accordance with the treasury-stock method. Common equivalent shares consisted of common stock issuable upon the exercise of outstanding options and common stock issuable upon the vesting of outstanding, unvested SUAs. Basic and diluted weighted average common shares outstanding for the three months and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average common shares outstanding, basic	5,502	5,477	5,497	5,469
Dilutive common equivalent shares	52	64	55	64
Weighted average common shares outstanding, diluted	5,554	5,541	5,552	5,533

The computation of diluted earnings per share for the three and six month periods ended June 30, 2018 excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These stock awards are not included in the computation of diluted income per share because the effect would be antidilutive. For the three and six month periods ended June 30, 2018, the number of antidilutive stock awards excluded from the diluted earnings per share was 84 thousand and 40 thousand, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Consolidated Revenue:	(in 000's)		(in 000's)
United States	$7,565	$6,591	$14,860	$13,045
Brazil	3,101	3,023	6,628	6,719
Other	121	70	234	129
Total Revenue	$10,787	$9,684	$21,722	$19,893

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	Fair Value Measurements

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

7.	Subsequent Events

On July 24, 2018, the Company declared a quarterly dividend of $0.18 per share for a total of $991 thousand, which will be paid on August 17, 2018 to shareholders of record on August 7, 2018.

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

On March 20, 2014, the Company entered into an equipment financing arrangement (“Loan Agreement”) with Banc of America Leasing & Capital, which it amended on August 8, 2014, September 15, 2015 and October 30, 2017. The terms of the arrangement are detailed in the 10-K.

The weighted average interest rate on outstanding debt under the Loan Agreement was 3.8% and 3.6% for the three months and six months ended June 30, 2018, respectively. The interest expense was $28 thousand and $56 thousand for the three months and six months ended June 30, 2018, respectively. As of June 30, 2018, the interest rate was 3.9% and there was $2.9 million of outstanding debt related under the loan agreement. The Company was in compliance with all loan covenants as of June 30, 2018.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	Debt and Other Financing Arrangements (continued)

The annual principal repayment requirements for debt obligations as of June 30, 2018 were as follows (in 000’s):

2018	$479
2019	891
2020	702
2021	446
2022	381
Total long-term debt	2,899
Less current portion of long-term debt	(957)
Total long-term debt, net of current portion	$1,942

10.	Significant Customers

The Company had one customer that represented 31% of revenue for the six months ended June 30, 2018 and 34% for the comparable period in 2017. The Company had one customer that represented 17% of the total accounts receivable balance as of June 30, 2018 and 23% of the total accounts receivable balance as of December 31, 2017.

11.	Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standard’s Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The guidance in this update supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition”, and most industry-specific guidance throughout the Industry Topics of the Codification.

Effective January 1, 2018, the Company adopted the requirements of Topic 606 using the modified retrospective method, which requires the recognition of the cumulative effect of initially applying the standard (if any) as an adjustment to opening retained earnings for the fiscal year beginning January 1, 2018.  The adoption of Topic 606 did not result in the recognition of a cumulative adjustment to opening retained earnings under the modified retrospective approach, nor did it have a material effect on the Company’s financial position or results of operations.  See also Note 13 – “Revenue”.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	Recently Adopted Accounting Pronouncements (continued)

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

Revenue is recognized when control of the services is transferred to our customers, in an amount that reflects the consideration (none of which is variable) we expect to be entitled to in exchange for those services. The Company typically invoices customers monthly for services provided and payments are generally due within 30 to 60 days of the invoice date.

The table below disaggregates our external revenue by major source.  For additional revenue detail relating to geographic breakdown of sales, see Note 5 – “Business Segment Reporting”.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in 000's)		(in 000's)
Testing	$9,864	$8,739	$19,896	$18,141
Shipping/Collection (hair)	812	834	1,636	1,518
Other	111	111	190	234
Total Revenue	$10,787	$9,684	$21,722	$19,893

Testing Revenue

Drug and alcohol tests for drugs of abuse using hair, performed in the Company’s forensic laboratory in California, represents our primary service. Sales to customers are initiated through sales agreements, most of which have standard terms. Most tests are identified through a chain of custody form (“CCF”) and can therefore be uniquely tracked. Revenue is recognized when performance obligations under the terms of the contract with a customer are satisfied; generally, this occurs with the transfer of control of our service, which occurs at a specific point-in-time. The specific point-in-time is the completion of the test and availability of test results to the customer.  Most tests are completed the same day that the hair specimen is received. Substantially all tests are completed within a few days. As the tests are performed in a forensic laboratory, the exact date and time of each test completion is available and used in the timing of recognition of revenue.

Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing services.  Sales and other taxes the Company pays concurrent with revenue-producing activities are excluded from revenue.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.	Revenue (continued)

Shipping and Hair Collection Revenue

Shipping revenue represents the amount billed to customers related to shipping of the hair specimen and CCF (“sample”) to the Company’s laboratory. Collection revenue represents the amount billed to customers related to the collection of the hair specimen. This collection is done by third parties who have contracted with the Company. Shipping and hair collection revenue is recognized when performance obligations under the terms of the contract with a customer are satisfied; generally, this occurs with the transfer of control of the Company’s service, which occurs at a specific point-in-time. The specific point-in-time is the completion of the test (associated with the shipping or hair collection charge) and availability of test results to the customer.

Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing services.  As the Company controls the service before transferring to the customer, it is considered a principal in the transaction, and therefore records revenues on gross basis, with shipping and hair collection costs in costs of revenues.

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

Practical Expedients and Exemptions

The Company generally expenses sales commissions when incurred because the amortization period is one year or less. These costs are recorded within selling, general and administrative expense.

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

OVERVIEW

Revenue for the second quarter of 2018 was $10.8 million compared to $9.7 million in 2017, an increase of 11%. The Company reported net income of $1.2 million, or $0.21 per diluted share for the three months ended June 30, 2018 versus $0.9 million, or $0.16 per diluted share for the same period in 2017, an increase of 30%. The increase in net income was primarily attributable to the increase in revenues and to a lower tax rate as compared to 2017. Net income for the six months ended June 30, 2018 and 2017 was $2.4 million. The Company declared $0.36 per share of cash dividends to its shareholders in the six months ended June 30, 2018 compared to $0.30 for the same period in 2017. The Company has paid 87 consecutive quarterly cash dividends.

RESULTS OF OPERATIONS

Revenue growth of 11% for the three months ended June 30, 2018 was primarily due to a 17% increase in volume, offset by a 2% decrease of average revenue per sample and a 4% negative impact from foreign currency exchange. During the quarter, the Brazilian Real to US dollar exchange rate increased 12% above the second quarter of 2017. Excluding the impact of foreign currency, total revenue would have been up 15% for the quarter. Revenues from domestic business increased 15%. Revenues from international business increased 4%. Excluding the impact of foreign currency, revenues from international business would have increased 16% for the quarter. Revenue for the six months ended June 2018 was $21.7 million compared to $19.9 million for the comparable period in 2017, an increase of 9%. This was primarily due to a 16% increase in volume, offset by a 5% decrease of average revenue per sample and a 2% negative impact from foreign currency exchange.

Gross profit was $5.2 million for the three months ended June 30, 2018, compared to $4.6 million for the same period in 2017, an increase of $0.6 million, or 12%. Direct costs increased by $540 thousand or 11% for the three months ended June 30, 2018 compared to the same period in 2017. The gross profit margin was 48% for the three months ended June 30, 2018 and 2017. Gross profit for the six months ended June 30, 2018 increased $0.6 million to $10.5 million compared to $9.9 million for the comparable period in 2017. Direct costs increased by $1.2 million or 12% for the six months ended June 30, 2018 when compared to the same period in 2017. The gross profit margin for the six month period ended June 30, 2018 was 48% compared to 50% for the comparable period in 2017. The decrease was primarily driven by the impact from foreign currency exchange.

General and administrative (“G&A”) expenses increased $123 thousand to $1.5 million for the three months ended June 30, 2018 compared to $1.3 million for the same period in 2017. As a percentage of revenue, G&A expenses were 14% for the three months ended June 30, 2018 and 2017. General and administrative expenses were $3.3 million for the six months ended June 30, 2018 compared to $2.8 million for the same period in 2017. As a percentage of revenue, G&A expenses were 15% and 14% for the six months ended June 30, 2018 and 2017, respectively.

Marketing and selling expenses were $1.3 million for the three months ended June 30, 2018 compared to $1.2 million for the same period in 2017. Total marketing and selling expenses represented 12% of revenue for the three months ended June 30, 2018 and 13% for the comparable period in 2017. Marketing and selling expenses were $2.5 million for the six months ended June 30, 2018 and 2017. As a percentage of revenue, marketing and selling expenses were 12% and 13% for the six months ended June 30, 2018 and 2017, respectively.

Research and development (“R&D”) expenses for the three months ended June 30, 2018 were $358 thousand compared to $321 thousand for the comparable period of 2017. R&D expenses represented 3% of revenue for the three months ended June 30, 2018 and 2017. R&D expenses were $0.7 million for the six months ended June 30, 2018 and 2017. As a percentage of revenue, R&D expenses were 3% for the six months ended June 30, 2018 and 2017.

Provision for income taxes consists primarily of federal and state income taxes in the United Sates and income taxes in Brazil. We estimate income taxes in each of the jurisdictions in which we operate. During the three months ended June 30, 2018 and 2017, the Company recorded tax provisions of $0.9 million and $0.8 million, respectively. These provisions represented effective tax rates of 43% for the three months ended June 30, 2018 and 47% for the comparable period of 2017. The decrease in the tax rate was driven by the reduction in the U.S. federal income tax rate, partially offset by Brazilian income taxes. During the six months ended June 30, 2018 and 2017, the Company recorded tax provisions of $1.6 million and $1.5 million, respectively. These provisions represented effective tax rates of 40% for the six months ended June 30, 2018 and 39% for the comparable period of 2017. The Company currently expects the year-end tax rate to be approximately 40%. This rate can fluctuate significantly based on the mix of business and pre-tax income, as Brazil income taxes are based on revenue.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2018, the Company had approximately $7.7 million of cash and cash equivalents. The Company's operating activities generated net cash of $3.6 million for the six months ended June 30, 2018. Investing activities used $0.5 million of cash while financing activities used $2.4 million of cash during the first six months of 2018.

Cash provided by operating activities of $3.6 million reflected net income of $2.4 million adjusted for depreciation and amortization of $1.5 million, stock-based compensation of $278 thousand and a decrease of deferred income taxes of $105 thousand. This was affected by the following changes in assets and liabilities: a decrease in accounts receivable of $857 thousand, a decrease in prepaid expenses and other current assets of $253 thousand, an increase in accounts payable of $322 thousand and an increase in accrued expenses of $259 thousand.

Cash used in investing activities included purchases of equipment and leasehold improvements of $281 thousand, cost of internally developed software of $152 thousand and other assets of $102 thousand. We anticipate spending less than $0.5 million in additional capital purchases for the remainder of 2018.

Cash used by financing activities of $2.4 million included cash dividends to shareholders of $1.8 million and $478 thousand from long-term debt payments.

Contractual obligations and other commercial commitments as of June 30, 2018 were as follows (in 000’s):

	Less Than One Year	1-3 Years	4-5 Years	After 5 Years	Total
Debt principal	$957	$1,353	$589	$-	$2,899
Operating leases	883	934	179	-	1,996
Total	$1,840	$2,287	$768	$-	$4,895

At June 30, 2018, the Company's principal sources of liquidity included an aggregate of approximately $7.7 million of cash and cash equivalents and equipment financing line of credit availability of $1.9 million.  The Company had $9.3 million and $9.6 million of working capital as of June 30, 2018 and December 31, 2017, respectively. Management currently believes that such funds, together with cash generated from operations and future equipment financing, should be adequate to fund anticipated working capital and capital equipment requirements for the next 12 months.   Depending upon the Company's results of operations and capital needs, the Company may use various financing sources to raise additional funds.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity. The long-term debt agreement entered into in March 2014 (as amended), is subject to the 30 day Libor rate, which changes the Company’s interest rate on a monthly basis. The Company does not expect any changes in this rate to materially affect the Company’s performance.

Foreign Exchange Risk. We are exposed to foreign currency risk in the ordinary course of business. See risk factors in our 2017 Annual Report on Form 10-K for further explanation of Foreign Exchange Risk.

Based on our ability to access our cash and cash equivalents, our expected operating cash flows and our other sources of cash, we do not anticipate that any lack of liquidity will materially affect our ability to operate our business.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Vice President of Finance, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, for the three month period ended June 30, 2018.

Based on this evaluation, our Chief Executive Officer and Vice President Finance have concluded that, because of the material weakness in internal control over financial reporting described in our 2017 Form 10-K, our disclosure controls and procedures were not effective as of June 30, 2018. However, we believe that we have designed and implemented the appropriate controls to fully remediate the material weakness. These controls include conducting a risk assessment and updating the testing and documentation of certain key reports.  In addition, the Company has hired a third party to review, implement and test the Company’s internal controls. The Company is required to demonstrate the effectiveness of the new processes for a sufficient period of time. Therefore, until the control review is completed, including the testing of these controls, the material weakness identified will continue to exist.

Changes in Internal Control Over Financial Reporting

Other than the actions taken to remediate the previously reported material weakness related to our control environment, there have been no significant changes in the Company's internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2017 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of treasury stock in the first six months of 2018.

Item 6. Exhibits

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

Psychemedics Corporation

Date:	July 27, 2018	By: /s/ Raymond C. Kubacki
Raymond C. Kubacki
Chairman and Chief Executive Officer
(principal executive officer)

Date:	July 27, 2018	By: /s/ Neil L. Lerner
Neil L. Lerner
Vice President - Finance
(principal accounting officer)