Form 10-Q
period 2018-09-30
PSYCHEMEDICS CORP
filed 2018-10-25
CIK 806517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X     No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes X     No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Accelerated filer	☒
Non–accelerated filer	☐
Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ___ No X

The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at October 19, 2018 was 5,507,262.

1

PSYCHEMEDICS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(UNAUDITED)

	September 30,	December 31,
	2018	2017

ASSETS
Current Assets:
Cash and cash equivalents	$6,016	$8,165
Accounts receivable, net of allowance for doubtful accounts of $71 in 2018 and $64 in 2017	8,067	4,488
Prepaid expenses and other current assets	1,359	1,212
Total Current Assets	15,442	13,865

Fixed Assets, net of accumulated amortization and depreciation of $13,712 in 2018 and $11,670 in 2017	10,644	11,811
Other assets	900	832

Total Assets	$26,986	$26,508

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$813	$398
Accrued expenses	3,908	2,870
Current portion of long-term debt	941	957

Total Current Liabilities	5,662	4,225

Long-term debt	1,719	2,420
Deferred tax liabilities, long-term	1,091	1,243
Total Liabilities	8,472	7,888

Commitments and Contingencies (Note 8)

Shareholders' Equity:
Preferred stock, $0.005 par value, 873 shares authorized, no shares issued or outstanding	--	--
Common stock, $0.005 par value; 50,000 shares authorized 6,175 shares issued in 2018 and 6,160 shares issued in 2017, 5,507 shares outstanding in 2018 and 5,492 shares outstanding in 2017	31	31
Accumulated other comprehensive loss	(1,584)	(238)
Additional paid-in capital	31,365	31,022
Accumulated deficit	(1,216)	(2,113)
Less - Treasury stock, at cost, 668 shares	(10,082)	(10,082)

Total Shareholders' Equity	18,514	18,620

Total Liabilities and Shareholders' Equity	$26,986	$26,508

See accompanying notes to condensed consolidated financial statements

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenue	$11,016	$10,049	$32,738	$29,942
Cost of revenue	5,658	4,928	16,853	14,896

Gross profit	5,358	5,121	15,885	15,046

Operating Expenses:
General & administrative	1,599	1,471	4,907	4,278
Marketing & selling	1,267	1,065	3,807	3,552
Research & development	372	353	1,089	1,005

Total Operating Expenses	3,238	2,889	9,803	8,835

Operating income	2,120	2,232	6,082	6,211
Other income (expense)	(9)	13	47	(22)

Net income before provision for income taxes	2,111	2,245	6,129	6,189

Provision for income taxes	836	881	2,426	2,418

Net income	$1,275	$1,364	$3,703	$3,771

Other Comprehensive Income (Loss):
Foreign currency translation	(180)	108	(1,346)	37
Total Comprehensive Income	$1,095	$1,472	$2,357	$3,808

Basic net income per share	$0.23	$0.25	$0.67	$0.69

Diluted net income per share	$0.23	$0.25	$0.67	$0.68

Dividends declared per share	$0.18	$0.15	$0.54	$0.45

See accompanying notes to condensed consolidated financial statements

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Nine Months Ended
	Sept 30
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,703	$3,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,302	2,089
Deferred income taxes	(152)	49
Stock-based compensation	436	446
Changes in assets and liabilities:
Accounts receivable	(3,598)	423
Prepaid expenses and other current assets	(147)	(272)
Accounts payable	394	(263)
Accrued expenses	1,069	874
Net cash provided by operating activities	4,007	7,117

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(775)	(411)
Cost of internally developed software	(268)	(509)
Other assets	(96)	(26)
Net cash used in investing activities	(1,139)	(946)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of tax withholding	(93)	(165)
Payments of equipment financing	(717)	(1,911)
Cash dividends paid	(2,806)	(2,464)
Net cash used in financing activities	(3,616)	(4,540)

Effect of exchange rate changes on cash and cash equivalents	(1,401)	35
Net increase (decrease) in cash and cash equivalents	(2,149)	1,666
Cash and cash equivalents, beginning of period	8,165	3,938
Cash and cash equivalents, end of period	$6,016	$5,604

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$2,289	$1,904
Cash paid for interest	$83	$53
Purchases of equipment through accounts payable and accrued liabilities	$65	$41

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

The condensed consolidated balance sheet as of September 30, 2018, the condensed consolidated statements of income and comprehensive income for the three month and nine month periods ended September 30, 2018 and 2017, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2018 and 2017 are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of results for these interim periods. The condensed consolidated balance sheet as of December 31, 2017 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm, but does not include all the information and footnotes required for complete annual financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months and nine months ended September 30, 2018 may not be indicative of the results that may be expected for the year ending December 31, 2018, or any other period.

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

The Company’s 2006 Incentive Plan (“the Plan”) provides for cash-based awards or the grant or issuance of stock-based awards. As of September 30, 2018, 77 thousand shares remained available for future grant under the Plan.

A summary of the Company’s stock option activity for the nine months ended September 30, 2018 is as follows (in thousands except per share amounts):

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Life	Intrinsic
	Shares	Per Share	(in years)	Value(1)
Outstanding, December 31, 2017	279	$15.40	8.7	$1,436
Granted	119	$21.01
Exercised	-
Forfeited	-
Outstanding, September 30, 2018	398	$17.09	8.4	$956

Exercisable, September 30, 2018	143	$14.51	7.8	$616

(1)	The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on September 30, 2018 ($18.81) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option.

A summary of the Company’s stock unit award activity for the nine months ended September 30, 2018 is as follows (in thousands except per share amounts):

	Number of Shares	Weighted Average Price per Share (2)	Weighted Average Fair Value (2)

Outstanding & Unvested, December 31, 2017	33	$16.08	$516
Granted	6	$21.04	$126
Converted to common stock	(15)
Cancelled	(5)
Forfeited	-
Outstanding & Unvested, September 30, 2018	19	$18.20	$343

(2)	Weighted average price per share is the weighted grant price based on the closing market price of each of the stock grants related to each grant of stock unit awards. The weighted average fair value is the weighted average share price times the number of shares.

As of September 30, 2018, a total of 494 thousand shares of common stock were reserved for issuance under the Plan. As of September 30, 2018, the unamortized fair value of awards relating to outstanding SUAs and options was $1.3 million, which is expected to be amortized over a weighted average period of 3.1 years.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Basic and Diluted Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The number of dilutive common equivalent shares outstanding during the period was determined in accordance with the treasury-stock method. Common equivalent shares consisted of common stock issuable upon the exercise of outstanding options and common stock issuable upon the vesting of outstanding, unvested SUAs. Basic and diluted weighted average common shares outstanding for the three months and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average common shares outstanding, basic	5,507	5,491	5,500	5,476
Dilutive common equivalent shares	48	73	52	64
Weighted average common shares outstanding, diluted	5,555	5,564	5,552	5,540

The computation of diluted earnings per share for the three and nine month periods ended September 30, 2018 excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These stock awards are not included in the computation of diluted income per share because the effect would be antidilutive. For the three and nine month periods ended September 30, 2018, the number of antidilutive stock awards excluded from the diluted earnings per share was 127 thousand and 69 thousand, respectively.

5.	Business Segment Reporting

The Company manages its operations as one segment, drug testing services. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment. All Brazil sales are through one independent distributor, which is the only customer greater than 10% of sales. The Company’s revenues by geographic region are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Consolidated Revenue:
United States	$7,538	$6,857	$22,398	$19,901
Brazil	3,385	3,114	10,013	9,833
Other	93	78	327	208
Total Revenue	$11,016	$10,049	$32,738	$29,942

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	Fair Value Measurements

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

On October 23, 2018, the Company declared a quarterly dividend of $0.18 per share for a total of $991 thousand, which will be paid on November 12, 2018 to shareholders of record on November 2, 2018.

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

The weighted average interest rate on outstanding debt under the Loan Agreement was 3.9% and 3.7% for the three months and nine months ended September 30, 2018, respectively. The interest expense was $27 thousand and $83 thousand for the three months and nine months ended September 30, 2018, respectively. As of September 30, 2018, the interest rate was 3.9% and there was $2.7 million of outstanding debt related under the loan agreement. The Company was in compliance with all loan covenants as of September 30, 2018.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	Debt and Other Financing Arrangements (continued)

The annual principal repayment requirements for debt obligations as of September 30, 2018 were as follows (in thousands):

2018	$240
2019	891
2020	702
2021	446
2022	381
Total long-term debt	2,660
Less current portion of long-term debt	(941)
Total long-term debt, net of current portion	$1,719

10.	Significant Customers

The Company had one customer that represented 31% of revenue for the nine months ended September 30, 2018 and 33% for the comparable period in 2017. The Company had one customer that represented 42% of the total accounts receivable balance as of September 30, 2018 and 23% of the total accounts receivable balance as of December 31, 2017.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income” (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which will allow a reclassification from accumulated other comprehensive income to retained earnings for the tax effects resulting from the Tax Cuts and Jobs Act (Tax Reform Act) that are stranded in accumulated other comprehensive income. This standard also requires certain disclosures about stranded tax effects. ASU 2018-02, however, does not change the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations. ASU 2018-02 will be effective for the Company’s fiscal year 2020, with the option to early adopt prior to the effective date. It must be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. The Company is currently evaluating the impacts the adoption of this accounting guidance will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”. The FASB issued ASU 2018-15 to align the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. ASU 2018-15 will be effective for the Company’s fiscal year 2020, with the option to early adopt prior to the effective date. The Company is currently evaluating the impact that this updated standard will have on its consolidated financial statements.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	Accounting Pronouncements Issued But Not Yet Effective (continued)

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting will be the inclusion of the annual disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. We will adopt this new rule beginning with our financial reporting for the quarter ended March 31, 2019. Upon adoption, we will include our Consolidated Statements of Stockholders’ Equity with each quarterly filing on Form 10-Q.

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

The table below disaggregates our external revenue by major source (in thousands). For additional revenue detail relating to geographic breakdown of sales, see Note 5 – “Business Segment Reporting”.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Testing	$10,125	$9,188	$30,021	$27,330
Shipping/Collection (hair)	803	778	2,439	2,295
Other	88	83	278	317
Total Revenue	$11,016	$10,049	$32,738	$29,942

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

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.	Revenue (continued)

Substantially all tests are completed within a few days. As the tests are performed in a forensic laboratory, the exact date and time of each test completion is available and used in the timing of recognition of revenue.

Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing services.  Sales taxes the Company pays concurrent with revenue-producing activities are excluded from revenue.

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

OVERVIEW

Revenue for the third quarter of 2018 was $11.0 million compared to $10.0 million in 2017, an increase of 10%. The Company reported net income of $1.3 million, or $0.23 per diluted share for the three months ended September 30, 2018 versus $1.4 million, or $0.25 per diluted share for the same period in 2017, a decrease of 7%. The decrease in net income was primarily a result of exchange rate fluctuations that offset sales volume gains. Revenue for the nine months ended 2018 was $32.7 million compared to $29.9 million in 2017, an increase of 9%. Net income for the nine months ended September 30, 2018 was $3.7 million, or $0.67 per diluted share versus $3.8 million, or $0.68 per diluted share for the same period in 2017, a decrease of 2%. The Company declared $0.54 per share of cash dividends to its shareholders in the nine months ended September 30, 2018 compared to $0.45 for the same period in 2017. The Company has paid 88 consecutive quarterly cash dividends.

RESULTS OF OPERATIONS

Revenue growth of 10% for the three months ended September 30, 2018 was primarily due to a 19% increase in volume, offset by a 6% negative impact from foreign currency exchange and a 3% impact from decrease of average revenue per sample driven by mix of business. During the quarter, the exchange rate of the Brazilian Real to US Dollar increased 25% above the third quarter of 2017, and hit a historical high. See “Item 3. Quantitative and Qualitative Disclosure about Market Risk” on page 18. Excluding the impact of foreign currency, total revenue would have been up 15% for the quarter. Revenues from domestic business increased 10%. Revenues from international business increased 9%. Revenue for the nine months ended September 2018 was $32.7 million compared to $29.9 million for the comparable period in 2017, an increase of 9%. This was primarily due to a 17% increase in volume, offset by a 6% negative impact from foreign currency exchange and a 2% decrease of average revenue per sample driven by mix of business.

Gross profit was $5.4 million for the three months ended September 30, 2018, compared to $5.1 million for the same period in 2017, an increase of $237 thousand, or 5%. Direct costs increased by $730 thousand or 15% for the three months ended September 30, 2018 compared to the same period in 2017. The gross profit margin was 49% for the three months ended September 30, 2018 versus 51% for the comparable period in 2017. Gross profit was $15.9 million for the nine months ended September 30, 2018, compared to $15.0 million for the same period in 2017, an increase of $839 thousand, or 6%. Direct costs increased by $2.0 million or 13% for the nine months ended September 30, 2018 when compared to the same period in 2017. The gross profit margin for the nine month period ended September 30, 2018 was 49% compared to 50% for the comparable period in 2017. The decrease in margin for the three and nine month periods was primarily driven by the impact from foreign currency exchange on revenue.

General and administrative (“G&A”) expenses increased $129 thousand to $1.6 million for the three months ended September 30, 2018 compared to $1.5 million for the same period in 2017. As a percentage of revenue, G&A expenses were 15% for the three months ended September 30, 2018 and 2017. General and administrative expenses were $4.9 million for the nine months ended September 30, 2018 compared to $4.3 million for the same period in 2017, an increase of 15%. As a percentage of revenue, G&A expenses were 15% and 14% for the nine months ended September 30, 2018 and 2017, respectively.

Marketing and selling expenses were $1.3 million for the three months ended September 30, 2018 compared to $1.1 million for the same period in 2017. Total marketing and selling expenses represented 12% of revenue for the three months ended September 30, 2018 and 11% for the comparable period in 2017. Marketing and selling expenses were $3.8 million for the nine months ended September 30, 2018 compared to $3.6 million for the same period in 2017. As a percentage of revenue, marketing and selling expenses were 12% for the nine months ended September 30, 2018 and 2017.

Research and development (“R&D”) expenses for the three months ended September 30, 2018 were $372 thousand compared to $353 thousand for the comparable period of 2017. R&D expenses represented 3% of revenue for the three months ended September 30, 2018 and 4% for the comparable period in 2017. R&D expenses were $1.1 million for the nine months ended September 30, 2018 compared to $1.0 million for the comparable period of 2017. As a percentage of revenue, R&D expenses were 3% for the nine months ended September 30, 2018 and 2017.

Provision for income taxes consists primarily of federal and state income taxes in the United Sates and income taxes in Brazil. We estimate income taxes in each of the jurisdictions in which we operate. During the three months ended September 30, 2018 and 2017, the Company recorded tax provisions of $0.8 million and $0.9 million, respectively. These provisions represented effective tax rates of 40% for the three months ended September 30, 2018 and 39% for the comparable period of 2017. During the nine months ended September 30, 2018 and 2017, the Company recorded tax provisions of $2.4 million each. These provisions represented effective tax rates of 40% for the nine months ended September 30, 2018 and 39% for the comparable period of 2017. The Company currently expects the year-end tax rate to be approximately 40%. This rate can fluctuate significantly based on the mix of business and pre-tax income, as Brazil taxes are based on revenue.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2018, the Company had approximately $6.0 million of cash and cash equivalents. The Company's operating activities generated net cash of $4.0 million for the nine months ended September 30, 2018. Investing activities used $1.1 million of cash while financing activities used $3.6 million of cash during the first nine months of 2018.

Cash provided by operating activities of $4.0 million reflected net income of $3.7 million adjusted for depreciation and amortization of $2.3 million, stock-based compensation of $436 thousand and a decrease of deferred income taxes of $152 thousand. This was affected by the following changes in assets and liabilities: an increase in accounts receivable of $3.6 million (primarily from the Company’s Brazilian distributor as a result of revised billing terms adopted late in the quarter – these invoices have been paid subsequent to quarter end), an increase in prepaid expenses and other current assets of $147 thousand, an increase in accounts payable of $394 thousand and an increase in accrued expenses of $1.1 million.

Cash used in investing activities included purchases of equipment and leasehold improvements of $775 thousand, cost of internally developed software of $268 thousand and other assets of $96 thousand. We anticipate spending less than $0.3 million in additional capital purchases for the remainder of 2018.

Cash used by financing activities of $3.6 million included cash dividends to shareholders of $2.8 million and $717 thousand from long-term debt payments.

Contractual obligations and other commercial commitments as of September 30, 2018 were as follows (in thousands):

	Less Than One Year	1-3 Years	4-5 Years	After 5 Years	Total
Debt principal	$941	$1,234	$485	$-	$2,660
Operating leases	773	819	153	-	1,745
Total	$1,714	$2,053	$638	$-	$4,405

At September 30, 2018, the Company's principal sources of liquidity included an aggregate of approximately $6.0 million of cash and cash equivalents.  The Company had $9.8 million and $9.6 million of working capital as of September 30, 2018 and December 31, 2017, respectively. Management currently believes that such funds, together with cash generated from operations, should be adequate to fund anticipated working capital and capital equipment requirements for the next 12 months.   Depending upon the Company's results of operations and capital needs, the Company may use various financing sources to raise additional funds.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity. The long-term debt agreement entered into in March 2014 (as amended), is subject to the 30 day Libor rate, which changes the Company’s interest rate on a monthly basis. The Company does not expect any changes in this rate to materially affect the Company’s performance.

Foreign Exchange Risk. We are exposed to foreign currency risk in the ordinary course of business. See risk factors in our 2017 Annual Report on Form 10-K for further explanation of Foreign Exchange Risk. During the third quarter of 2018, the Company’s Brazilian distributor agreed to share the exchange rate risk, which had previously been borne entirely by the Company. Since this risk was minimized, but not eliminated, fluctuations in exchange rates will continue to affect the Company’s operating results.

Based on our ability to access our cash and cash equivalents, our expected operating cash flows and our other sources of cash, we do not anticipate that any lack of liquidity will materially affect our ability to operate our business.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Vice President of Finance, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2018.

Based on this evaluation, our Chief Executive Officer and Vice President Finance have concluded that, because of the material weakness in internal control over financial reporting described in our 2017 Form 10-K, our disclosure controls and procedures were not effective as of September 30, 2018. However, we believe that we have designed and implemented the appropriate controls to fully remediate the material weakness. These controls include conducting a risk assessment and updating the testing and documentation of certain key reports.  The Company also hired a third party to review, implement and test the Company’s internal controls. In addition, the Company hired a finance manager whose primary responsibility is internal controls. The Company is required to demonstrate the effectiveness of the new processes for a sufficient period of time, which the Company expects will conclude at the end of 2018. Until the control review is completed, including the testing of these controls, the material weakness identified will continue to exist.

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

There were no purchases of treasury stock in the first nine months of 2018.

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

Psychemedics Corporation

Date: October 25, 2018	By:	/s/ Raymond C. Kubacki
Raymond C. Kubacki
Chairman and Chief Executive Officer
(principal executive officer)

Date: October 25, 2018	By:	/s/ Neil L. Lerner
Neil L. Lerner
Vice President - Finance
(principal accounting officer)

