Form 10-K
period 2018-12-31
PSYCHEMEDICS CORP
filed 2019-03-04
CIK 806517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

As of June 30, 2018, there were 5,507,262 shares of Common Stock of the Registrant outstanding. The aggregate market value of the Common Stock of the Registrant held by non-affiliates (assuming for these purposes, but not conceding, that all executive officers, directors and 5% shareholders are “affiliates” of the Registrant) as of June 30, 2018 was approximately $76 million, computed based upon the closing price of $19.24 per share on June 30, 2018.

As of March 4, 2019, there were 5,507,262 shares of Common Stock of the Registrant outstanding.

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
For the Year Ended December 31, 2018

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

The EIA screened positive results are then confirmed by mass spectrometry. Depending upon the length of hair, the Company is able to provide historical information on drug use by the person from whom the sample was obtained. Because head hair grows approximately 1.3 centimeters per month, a 3.9 centimeter head hair sample can reflect drug ingestion over the approximate three months prior to the collection of the sample. Another option is sectional analysis of the head hair sample, in which the hair is sectioned into lengths which approximately correspond to certain time periods, thereby providing information on patterns of drug use.

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

Research

The Company is involved in the following ongoing studies involving use of drugs of abuse in various populations: In 2017, the Company partnered with an NIH-funded study titled “Adolescent Brain Cognitive Development” (ABCD) which expects to enroll 12,000 youth age 9-10 over a 2-2.5 year recruitment period. The objective of the ABCD consortium is to establish a national, multisite, longitudinal cohort and database by studying youth prospectively in order to examine brain and cognitive development in children and adolescents through a period (10 years) when significant development of intellectual and emotional functions occurs. Psychemedics’ role in this study is to test hair to detect use of drugs over the time period. The Company is also partnering with Olin Neuropsychiatry Research Center Institute of Living Hartford Hospital in a research study entitled, “Neurochemical and Functional Correlates of Memory in Emerging Adult Marijuana Users.” The study is aiming to better characterize the impact of heavy marijuana use on memory and is funded by a grant from NIDA.

Geographic Scope

Revenues outside the United States were 32% of consolidated revenues for 2018 and 34% for 2017 and 2016.

Distribution

The Company markets its corporate drug testing services through its own sales force and through distributors. The Company markets its home drug testing service, PDT-90, through the internet.

The business in Brazil is sold exclusively through one independently owned and operated distributor which is only engaged in the sale of the Psychemedics tests.

In 2016, the Company was certified as a Center of Excellence by BenchmarkPortal for its customer service function. Customer service is a key component to the sales and support function and this certification validates the efforts by the Company to support our customers. The Company was recertified in 2017 and 2018.

Significant Customers

The Company had one customer, Psychemedics Brasil (an independent distributor in Brazil) that represented 31%, 33% and 34% of total revenue for the years ended December 31, 2018, 2017 and 2016, respectively. Psychemedics Brasil also accounted for 20% and 23% of the total accounts receivable balance as of December 31, 2018 and 2017, respectively.

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

In 2011, the Company received ISO/IEC 17025 International Accreditation for a broad spectrum of laboratory testing including drugs of abuse and forensics in hair and urine specimens. ISO/IEC 17025 accreditation provides formal recognition to laboratories that demonstrate technical competency and maintains this recognition through periodic evaluations to ensure continued compliance.

In 2012, the Company received 510k clearance from the FDA to market five of its assays utilizing the Company’s custom developed EIA technology.

In 2013, the Company received 510k clearance from the FDA to market two additional assays utilizing the Company’s custom developed EIA technology.

In 2015, the Brazilian government signed into law a requirement for professional drivers to take a hair drug test when obtaining or renewing their driver's license. The law also requires professional drivers to be tested when they are hired or fired.

In 2016, the Company received accreditation from the Standards Council of Canada as an accredited testing laboratory.

In 2017, the Company received 510k clearance from the FDA to market one additional assay utilizing the Company’s custom developed EIA technology.

Research and Development

The Company is continuously engaged in research and development activities. During the years ended December 31, 2018, 2017 and 2016, $1.6 million, $1.4 million and $1.4 million, respectively, were expended for research and development. The Company continues to perform research activities to develop new products and services and to improve existing products and services utilizing the Company’s proprietary technology. The Company also continues to evaluate methodologies to enhance its drug screening capabilities. Additional research using the Company’s proprietary technology is being conducted by outside research organizations through government-funded studies.

Employees

As of December 31, 2018, the Company had 250 employees, six of whom are in R&D and one in Brazil. None of the Company’s employees are subject to a collective bargaining agreement.

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

Our business is intensely competitive, both in terms of price and service. Pricing of drug testing services is a significant factor often considered by customers in selecting a drug testing laboratory. As a result of the clinical laboratory industry undergoing significant consolidation, larger clinical laboratory providers are able to increase cost efficiencies afforded by large-scale automated testing. This consolidation results in greater price competition. The Company may be unable to increase cost efficiencies sufficiently, if at all, and as a result, its net earnings and cash flows could be negatively impacted by such price competition. The Company may also face increased competition from companies that do not comply with existing laws or regulations or otherwise disregard compliance standards in the industry. Additional competition, including price competition, could have a material adverse impact on the Company’s net revenues and profitability. The Company operations in Brazil are subject to price pressures as this is a new market with new competitors entering the market. The Company may also face changes in fee schedules, competitive bidding for laboratory services or other actions or pressures reducing payment schedules as a result of increased or additional competition.

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

The Company needs to obtain and retain new customers. In addition, a reduction in tests ordered, without offsetting growth in its customer base, could impact the Company’s ability to successfully grow its business and could have a material adverse impact on the Company’s net revenues and profitability. We compete primarily on the basis of the quality of testing, reputation in the industry, the pricing of services and ability to employ qualified personnel. The Company’s failure to successfully compete on any of these factors could result in the loss of customers and a reduction in the Company’s ability to expand its customer base. See also the risk factor entitled, “We are subject to numerous political, legal, operational and other risks as a result of our international operations which could impact our business in many ways.”

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

Although we conduct a majority of our business in the United States, a significant portion of our business is derived from Brazil. Our international operations increase our exposure to the inherent risks of doing business in international markets. Depending on the market, these risks include without limitation:

•	changes in the local economic environment or local laws or regulations
•	political instability, social changes, local market practices and changes
•	intellectual property legal protections and remedies
•	trade regulations
•	foreign currency exchange rate fluctuations
•	attracting and retaining qualified employees and independent contractors including distributors
•	export and import and exchange controls
•	weak legal systems which may affect our ability to enforce contractual rights
•	the Company reliance on one distributor in Brazil

As the Company has previously disclosed, there are greater challenges and uncertainties in a new, large and developing market, such as Brazil. Psychemedics Brasil, our independent distributor in Brazil, has had 55% of its shares acquired by Instituto Hermes Pardini S.A., a provider of medical and diagnostic services in Brazil, including reference laboratory services. We are in discussions with our distributor and its acquirer about the future of our distribution agreement (which either party may terminate upon prior written notice following July 2019), including whether it will be extended, terminated or replaced by a transition agreement for us to continue to sell our drug tests to our current distributor for a period of time. The outcome of these discussions is not certain, and any significant decrease in sales to our distributor would have a materially adverse impact on our business. However, we believe that the overall market demand for drug testing services in Brazil will continue to grow, and it remains uncertain whether the acquirer will have the capacity to supply our distributor with the volume of drug tests that we currently provide, at least in the near term. At the same time, we have also been exploring additional options in Brazil.

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

We are subject to income taxes in the United States and Brazil. Our future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings, changes in our method of distribution in foreign countries, changes in countries with differing statutory tax rates, changes in our Brazil-derived revenues, changes in our overall profitability, changes in tax laws or treaties or in their application or interpretation, changes in tax rates, changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, changes in the amount of earnings indefinitely reinvested offshore, the results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures. We may be subject to examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. If our effective tax rates were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows and financial condition could be adversely affected. For information regarding additional matters related to our taxes, please see Note 5 — "Income taxes" to the financial statements included in this Annual Report.

Currency exchange rate fluctuations affect our results of operations, as reported in our financial statements.

We currently have revenues from many countries, however, we are only subject to currency exchange risk related to the Brazilian Real. We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. In addition, while we share currency exchange risk with our Brazilian distributor, changes in currency exchange rates have had, and will continue to have, an impact on our revenues, results of operations and comprehensive income. There can be no assurance that currency exchange rate fluctuations will not adversely affect our results of operations, financial condition and cash flows.

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

Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. Our results are impacted by the extent to which we are able to gain new customers, both domestically and internationally, competitive pricing, and on the hiring practices of our existing customers, including seasonality. Demand for drug testing can be impacted by changes in government requirements regarding testing for drugs of abuse, delays in implementation of such requirements, as well as general economic conditions. Entering into new customer contracts can involve a long lead time. Accordingly, negotiation can be lengthy and is subject to a number of significant risks, including customers’ budgetary constraints and internal reviews. Due to these and other market factors, our operating results could fluctuate significantly from quarter to quarter. In addition, we may experience significant fluctuations in quarterly operating results due to factors such as general and industry-specific economic conditions that may affect the budgets and the hiring practices of our customers.

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

Because the Company has historically paid dividends, any cessation of our program or reduction in our quarterly dividend could affect our stock price. As of December 31, 2018, the Company has paid dividends on our common stock for eighty-nine consecutive quarters. It is our intent to continue this practice as long as we are able. However, if we are forced to cease this practice or reduce the amount of the regular dividend, due to operating or economic conditions, our stock price could suffer. Further, if the Company ceases its future dividends, a return on investment in our common stock would depend entirely upon future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

The general economic condition could deteriorate.

Our business is dependent upon new hiring and the supply of new jobs created by overall economic conditions. If the economy deteriorates, leading to a downturn in new job creation, our business and stock price could be adversely affected.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company maintains its corporate office and northeast sales office at 289 Great Road, Acton, Massachusetts; the office consists of 6 thousand square feet and is leased through February 2023.

The Company leases two facilities for laboratory purposes in Culver City, California. The first is 14 thousand square feet of space with an additional 10 thousand square feet of storage space. This facility is leased through December 2020 with an option to renew for an additional two years. The second facility of 16 thousand square feet is leased through January 2020.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NASDAQ Stock Market under the symbol “PMD”. As of February 28, 2019, there were 159 record holders of the Company’s common stock. The number of record owners was determined from the Company’s stockholder records maintained by the Company’s transfer agent and does not include beneficial owners of the Company’s common stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of the Company’s common stock held by others as or in nominee names exceeds 3,000.

The following table sets forth for the periods indicated the range of prices for the Company’s common stock as reported by the NASDAQ Stock Market and dividends declared by the Company.

	High	Low	Dividends
Fiscal 2018:
First Quarter	$22.88	$18.69	$0.15
Second Quarter	21.50	17.98	0.18
Third Quarter	22.31	18.38	0.18
Fourth Quarter	19.00	13.94	0.18
Fiscal 2017:
First Quarter	$27.46	$13.81	$0.15
Second Quarter	25.00	18.30	0.15
Third Quarter	27.99	17.40	0.15
Fourth Quarter	21.74	15.99	0.15

The Company has paid dividends over the past twenty-one years. It most recently declared a dividend on March 4, 2019, which will be paid on March 25, 2019. The Company’s current intention is to continue to declare dividends to the extent funds are available and not required for operating purposes or capital requirements, and only then, upon approval by the Board of Directors.

Issuer Purchases of Equity Securities

During 2018, the Company did not repurchase any common shares for treasury.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of common stock of the Company during 2018.

Performance Graph

Calculated by the Company using www.yahoo.com/finance historical prices

	2013	2014	2015	2016	2017	2018
PSYCHEMEDICS CORPORATION	100.00	107.22	77.20	180.26	156.30	129.07
RUSSELL 2000 INDEX	100.00	103.53	97.62	116.63	131.96	115.89
NASDAQ COMPOSITE INDEX	100.00	113.40	119.89	128.89	165.29	158.87

(1)	The above graph assumes a $100 investment on December 31, 2013, through the end of the 5-year period ended December 31, 2018 in the Company’s Common Stock, the Russell 2000 Index and the NASDAQ Composite Index. The prices all assume the reinvestment of dividends.

(2)	The Russell 2000 Index is composed of the smallest 2,000 companies in the Russell 3,000 Index. The Company has been unable to identify a peer group of companies that engage in testing of drugs of abuse, except for large pharmaceutical companies where such business is insignificant to such companies’ other lines of businesses. The Company therefore uses in its proxy statements a peer index based on market capitalization.

(3)	The NASDAQ Composite Index includes companies whose shares are traded on the NASDAQ Stock Market.

Item 6. Selected Financial Data

The selected financial data presented below is derived from our financial statements and should be read in connection with those statements.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except for per share data)
Revenue	$42,674	$39,701	$38,980	$26,975	$29,205
Gross profit	20,618	19,822	21,450	12,717	15,138
Income from operations	7,610	8,157	10,110	1,471	4,690
Net income	4,584	6,121	6,678	1,511	3,206
Total assets	24,974	26,508	25,032	22,036	23,701
Working capital	9,810	9,640	6,359	4,564	6,604
Shareholders’ equity	18,747	18,620	15,607	11,674	12,837
Basic net income per share	$0.83	$1.12	$1.23	$0.28	$0.60
Diluted net income per share	$0.83	$1.10	$1.22	$0.28	$0.60
Cash dividends declared per common share	$0.69	$0.60	$0.60	$0.60	$0.60

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the more detailed business information and financial statements and related notes that appear elsewhere in this annual report on Form 10-K. This annual report may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. This information involves risks and uncertainties. Actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1A — Risk Factors.

Overview

Psychemedics Corporation is the world’s largest provider of hair testing for drugs of abuse, utilizing a patented hair analysis method involving digestion of hair, enzyme immunoassay technology and confirmation by mass spectrometry to analyze human hair to detect abused substances. The Company’s customers include Fortune 500 companies, as well as small to mid-size corporations, schools and governmental entities, located in the United States and internationally. During the year ended December 31, 2018, the Company produced $42.7 million in revenue, while generating a gross margin of 48% and pre-tax margins of 18%. The Company had net income of $4.6 million and diluted earnings per share of $0.83 for the year ended December 31, 2018, a decrease of $1.5 million, or 25% from the prior year primarily due to a one-time tax benefit from the passage of the Tax Cuts and Jobs Act (“Tax Act”) in 2017 of $1.2 million or $0.22 per share and unfavorable changes in foreign exchange rates. Pre-tax income in 2018 was $7.7 million, down 6% due primarily to unfavorable changes in foreign exchange rates. If the exchange rate remained the same, the Company’s pre-tax income would have been $9.9 million or an increase of 21% over 2017. Due to the volatility of the US dollar to Brazilian Real exchange rate, the Company changed its distribution structure with its Brazilian distributor in the third quarter of 2018 to share in the exchange rate risk, as further described below in this Annual Report.

At December 31, 2018, the Company had $8.0 million of cash and marketable securities. During 2018, the Company had operating cash flow of $8.0 million and it distributed approximately $3.8 million or $0.69 per share of cash dividends to its shareholders. In addition, the Company spent approximately $1.4 million on equipment, leasehold improvements and software development. As of December 31, 2018, the Company has paid eighty-nine consecutive quarterly cash dividends.

The following table sets forth, for the periods indicated, the selected statements of operations data as a percentage of total revenue:

	Year Ended December 31,
	2018	2017	2016
Revenue	100.0%	100.0%	100.0%
Cost of revenue	51.7%	50.1%	45.0%
Gross profit	48.3%	49.9%	55.0%

Operating expenses:
General and administrative	15.1%	14.2%	12.8%
Marketing and selling	11.8%	11.8%	12.7%
Research and development	3.6%	3.4%	3.6%
Total operating expenses	30.5%	29.4%	29.1%
Operating income	17.8%	20.5%	25.9%
Other income (expense)	0.1%	0.1%	-0.3%
Income before taxes	17.9%	20.6%	25.6%
Provision for income taxes	7.2%	5.2%	8.5%
Net income	10.7%	15.4%	17.1%

Revenue by Geographic Region

	Year Ended December 31,
	2018	2017	2016
Consolidated Revenue:
United States	$29,189	$26,327	$25,608
Brazil	13,046	13,069	13,083
Other	439	305	289
Total Revenue	$42,674	$39,701	$38,980

Results for the Year Ended December 31, 2018 Compared to Results for the Year Ended December 31, 2017 (in thousands)

	2018	2017	Change	%
Revenue	$42,674	$39,701	$2,973	7%
Cost of revenue	22,056	19,879	2,177	11%
Gross profit	20,618	19,822	796	4%

Operating expenses:
General and administrative	6,430	5,642	788	14%
Marketing and selling	5,027	4,666	361	8%
Research and development	1,551	1,357	194	14%
Total operating expenses	13,008	11,665	1,343	12%
Operating income	7,610	8,157	(547)	-7%
Other income (expense)	43	20	23	115%
Income before taxes	7,653	8,177	(524)	-6%
Provision for income taxes	3,069	2,056	1,013	49%
Net income	$4,584	$6,121	$(1,537)	-25%

Revenue: Domestic revenue was up 11% and international revenue was up 1% from 2017 to 2018. See geographic breakdown of revenue above. Total revenue growth of 7% was primarily due to a 15% increase in volume, offset by a 6% negative impact from foreign currency exchange and a 2% impact from decrease of average revenue per sample, primarily as a result of business mix.

Gross profit: The increase in costs of revenue was primarily due to higher costs associated with higher volume. Gross profit was adversely impacted by foreign currency exchange as noted in revenue section above. Without this impact, gross profit percentage would have been 51% as compared to 50% in 2017.

General and administrative (“G&A”) expenses: The increase in G&A expenses primarily related to additional audit related costs associated with the Company becoming an accelerated filer and implementing new accounting standards. These costs included external audit fees, internal control consultants and additional personnel. As a percentage of revenue, G&A expenses represented 15.1% in 2018 versus 14.2% in 2017.

Marketing and selling expenses: The increase in marketing and selling expenses was primarily a result of additional personnel and personnel related costs in 2018. Total marketing and selling expenses represented 11.8% of revenue for 2018 and 2017.

Research and development (“R&D”): R&D expenses represented 3.6% and 3.4% of revenue for 2018 and 2017, respectively.

Income Taxes: During the year ended December 31, 2018, the Company recorded a tax provision of $3.1 million representing a tax rate of 40% compared to a tax rate of 25% in 2017. Approximately half of the tax provision in 2018 was attributed to domestic taxes, with the other half attributed to Brazil. The increase in 2018 was primarily due a higher tax rate impact from Brazil in 2018 and to the passing of the Tax Act in 2017. The Tax Act impacted 2017 with a benefit of $1.2 million and it also had the effect of increasing the Brazil net tax rate, as the lower U.S. tax rate reduced the deductibility of Brazil taxes. For information regarding additional matters related to our taxes, please see Note 5 — "Income taxes" to the financial statements included in this Annual Report.

Results for the Year Ended December 31, 2017 Compared to Results for the Year Ended December 31, 2016 (in thousands)

	2017	2016	Change	%
Revenue	$39,701	$38,980	$721	2%
Cost of revenue	19,879	17,530	2,349	13%
Gross profit	19,822	21,450	(1,628)	-8%

Operating expenses:
General and administrative	5,642	4,965	677	14%
Marketing and selling	4,666	4,960	(294)	-6%
Research and development	1,357	1,415	(58)	-4%
Total operating expenses	11,665	11,340	325	3%
Operating income	8,157	10,110	(1,953)	-19%
Other expense	20	(134)	154	-115%
Income before taxes	8,177	9,976	(1,799)	-18%
Provision for (benefit from) income taxes	2,056	3,298	(1,242)	-38%
Net income	$6,121	$6,678	$(557)	-8%

Revenue: Domestic revenue was up 3% and the international revenue was flat from 2016 to 2017. See geographic breakdown of revenue above. In 2017, we implemented strategic initiatives, including certain pricing considerations, to defend and increase our market share in Brazil.

Gross profit: The increase in costs of revenue and decrease in gross profit was primarily due to higher costs associated with higher volume. Gross profit was also adversely impacted by our strategic pricing initiatives in Brazil noted above, including increased costs from Brazilian sales taxes, which the Company also incurred as a result of the establishment of a Brazilian subsidiary in the second quarter of 2017. Gross profit was also impacted by an increase in depreciation expense.

General and administrative (“G&A”) expenses: The increase in G&A expenses related to additional costs associated with the Brazil operations and higher legal and audit fees. As a percentage of revenue, G&A expenses represented 14.2% in 2017 versus 12.7% in 2016.

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

Other income: Other income primarily consisted of interest earned on CD’s which was partially offset by interest expense related to debt. The increase in income came from a reduction of interest expense from a lower loan balance and an increase in interest income from CD’s which did not exist in 2016.

Income Taxes: During the year ended December 31, 2017, the Company recorded a tax provision of $2.1 million representing a tax rate of 25%, versus a tax rate of 33% in 2016. There were two significant items impacting the rate in 2017. The larger item was the passing of the Tax Act in December 2017. While this law changed tax rates for 2018, the lower tax rate required a remeasurement of the Company’s deferred tax liability at December 31, 2017. The law also allowed for additional depreciation for assets purchased and placed in service in the fourth quarter of 2017. The impact of this (primarily from the remeasurement of the deferred tax liability) was a reduction of tax liability and income tax benefit of $1.2 million for 2017. This benefit was partially offset by the imposition of income taxes in Brazil incurred as a result of the Company’s formation of a subsidiary in Brazil in the second quarter of 2017. The impact of this was an increase in the tax provision of $0.6 million.

Liquidity and Capital Resources

At December 31, 2018, the Company had $8.0 million of cash and marketable securities, compared to $8.2 million at December 31, 2017. The Company’s operating activities generated net cash of $8.0 million in 2018, $9.1 million in 2017 and $9.3 million in 2016. Investing activities used $5.4 million in 2018, $1.2 million in 2017 and $2.1 million in 2016. Financing activities used $5.6 million in 2018, used $3.5 million in 2017 and generated $5.9 million in 2016.

Operating cash flow of $7.9 million in 2018 primarily reflected net income of $4.6 million adjusted for depreciation and amortization of $3.1 million, stock compensation expense of $0.6 million, and a decrease in net deferred tax liabilities of $0.3 million. Operating cash flow was affected by the following changes in assets and liabilities: an increase in accounts receivable of $0.4 million, an increase in accounts payable of $0.1 million, an increase in accrued expenses of $0.1 million, and a decrease in prepaid expenses (and other current assets) of $0.1 million. The operating cash flow was $1.2 million less than in 2017.

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

Investing cash flow principally reflected investments in marketable securities and the purchase of capital expenditures. Marketable securities consist of the purchase of one CD for $4.0 million in 2018 and no marketable securities in 2017 and 2016. Capital expenditures were $1.2 million, $1.2 million, and $2.0 million in 2018, 2017 and 2016, respectively. In 2018, the expenditures related principally to laboratory equipment and computer software. Capitalized patent costs and an increase in long term assets were $133 thousand, $49 thousand, and $82 thousand in 2018, 2017, and 2016, respectively.

During 2018, 2017 and 2016, the Company did not repurchase any shares of common stock for treasury. The Company has authorized 750,000 shares for repurchase since June of 1998, of which 250,000 shares of common stock were authorized in March of 2008 for repurchase. Since 1998, a total of 550,684 shares have been repurchased. The Company also distributed cash dividends to its shareholders of $3.8 million in 2018, $3.3 million in 2017 and $3.3 million in 2016.

At December 31, 2018, the Company’s principal sources of liquidity included approximately $8.0 million of cash, cash equivalents and marketable securities. Management currently believes that such funds, together with future operating profits, should be adequate to fund anticipated working capital requirements, including debt obligations, and capital expenditures for at least the next 12 months. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include, issuance of common stock or debt financing, lines of credit, or equipment leasing, although there is no assurance that such financings will be available to the Company on terms it deems acceptable, if at all.

At December 31, 2018, the Company has paid dividends over the past eighty-nine quarters. It most recently declared a dividend on March 4, 2019 with a payment date of March 25, 2019 in the amount of $991 thousand. The Company’s current intention is to continue to declare dividends to the extent funds are available and not required for operating purposes or capital requirements, and only then, upon approval by the Board of Directors. There can be no assurance that in the future the Company will declare dividends.

Contractual obligations as of December 31, 2018 (including a lease extension executed in February 2019) were as follows (in thousands):

	Payments Due by Period
	Less Than	1 – 3	4 – 5	Greater Than
Contractual Obligation	1 Year	Years	Years	5 Years	Total
Operating leases	$1,055	$752	$126	$-	$1,933
Loan Obligations	$416	$832	$380	$-	$1,628
Total	$1,471	$1,584	$506	$-	$3,561

Purchase Commitment

Operating leases consist of rent obligations for the company’s facilities and data center. The Company has no significant contractual obligation for supply agreements as of December 31, 2018.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the financial statements included in Item 8 of this annual report. Management believes the most critical accounting policies are as follows:

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

Capitalized Development Costs

We capitalize costs related to significant software projects developed or obtained for internal use in accordance with U.S. generally accepted accounting standards. Costs incurred during the preliminary project work stage or conceptual stage, such as determining the performance requirements, system requirements and data conversion, are expensed as incurred. Costs incurred in the application development phase, such as coding, testing for new software and upgrades that result in additional functionality, are capitalized and are amortized using the straight-line method over the useful life of the software for 5 years. Costs incurred during the post-implementation/operation stage, including training costs and maintenance costs, are expensed as incurred. We capitalized internally developed software costs of approximately $299 thousand, $511 thousand and $315 thousand during the years ended December 31, 2018, 2017 and 2016, respectively. The software development is for primarily for two projects. Determining whether particular costs incurred are more properly attributable to the preliminary or conceptual stage, and thus expensed, or to the application development phase, and thus capitalized and amortized, depends on subjective judgments about the nature of the development work, and our judgments in this regard may differ from those made by other companies. General and administrative costs related to developing or obtaining such software are expensed as incurred.

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

On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act made broad and complex changes to the U.S. tax code that affected 2017, including, but not limited to, accelerated depreciation that allowed for full expensing of qualified property. The Tax Act also established a reduction in the U.S. federal corporate income tax rate from 35% to 21% for 2018 and future years. As a result of the Tax Act, in 2017, we remeasured certain deferred tax assets and liabilities based on the tax rates at which they are anticipated to reverse in the future, which is generally 21%. This resulted in a decrease to our deferred tax liabilities of $1.2 million and a corresponding decrease in our income tax expense in 2017. At December 31, 2018, the Company had net deferred tax liabilities in the amount of $1.0 million, which were primarily comprised of depreciation and amortization, representing a decrease of $0.2 million from the prior year end balance.

The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. The Company did not have any interest or penalties accrued as of December 31, 2018 or 2017. The Company does not expect the unrecognized tax benefits to change significantly over the next twelve months.

The Company’s distribution of services though a wholly owned subsidiary in Brazil which commenced in the second quarter of 2017 caused the Company to become subject to Brazil income taxes. These taxes are included in the total provision for income taxes reflected in the financial statements. While the Company deducted Brazil income taxes, it was not able to offset these taxes as a tax credit in the United States as the testing for the Company’s services were, and continue to be, performed in the United States. In the third quarter of 2018, the company changed its method of distribution in Brazil to once again sell its services directly to its independent distributor, which impacted the Company’s Brazil tax provision. For information regarding additional matters related to our taxes, please see Note 5 — "Income taxes" to the financial statements included in this Annual Report.

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

Brazilian Distributor Risks and Uncertainties

As the Company has previously disclosed, there are greater challenges and uncertainties in a new, large and developing market, such as Brazil. Psychemedics Brasil, our independent distributor in Brazil, has had 55% of its shares acquired by Instituto Hermes Pardini S.A., a provider of medical and diagnostic services in Brazil, including reference laboratory services. We are in discussions with our distributor and its acquirer about the future of our distribution agreement (which either party may terminate upon prior written notice following July 2019), including whether it will be extended, terminated or replaced by a transition agreement for us to continue to sell our drug tests to our current distributor for a period of time. The outcome of these discussions is not certain, and any significant decrease in sales to our distributor would have a materially adverse impact on our business. However, we believe that the overall market demand for drug testing services in Brazil will continue to grow, and it remains uncertain whether the acquirer will have the capacity to supply our distributor with the volume of drug tests that we currently provide, at least in the near term. At the same time, we have also been exploring additional options in Brazil.

Recent Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements included in this Annual Report for further detail on recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 8. Financial Statements and Supplementary Data

(a)	Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Psychemedics Corporation

Acton, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Psychemedics Corporation (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 4, 2019, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Boston, Massachusetts

March 4, 2019

PSYCHEMEDICS CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$4,069	$8,165
Marketable securities	3,905	-
Accounts receivable, net of allowance for doubtful accounts of $67 in 2018 and $64 in 2017	4,829	4,488
Prepaid expenses and other current assets	1,067	1,212
Total Current Assets	13,870	13,865
Property and equipment:
Computer software	3,914	3,614
Office furniture and equipment	1,997	1,961
Laboratory equipment	15,162	15,504
Leasehold improvements	2,445	2,402
	23,518	23,481
Accumulated depreciation and amortization	(13,341)	(11,670)
	10,177	11,811
Other assets	927	832

Total Assets	$24,974	$26,508

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$682	$398
Accrued expenses	2,962	2,870
Current portion of long-term debt	416	957

Total Current Liabilities	4,060	4,225

Long-term debt	1,212	2,420
Deferred tax liabilities, long-term	955	1,243
Total Liabilities	6,227	7,888

Commitments and Contingencies (Note 9)
Shareholders' Equity:
Preferred stock, $0.005 par value, 873 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.005 par value; 50,000 shares authorized 6,175 shares issued in 2018 and 6,160 shares issued 2017, 5,507 shares outstanding in 2018 and 5,492 shares outstanding in 2017	31	31
Additional paid-in capital	31,523	31,022
Less - Treasury stock, at cost, 668 shares	(10,082)	(10,082)
Accumulated deficit	(1,326)	(2,113)
Accumulated other comprehensive loss	(1,399)	(238)

Total Shareholders' Equity	18,747	18,620

Total Liabilities and Shareholders' Equity	$24,974	$26,508

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016

Revenues	$42,674	$39,701	$38,980
Cost of revenues	22,056	19,879	17,530
Gross profit	20,618	19,822	21,450

Operating Expenses:
General & administrative	6,430	5,642	4,965
Marketing & selling	5,027	4,666	4,960
Research & development	1,551	1,357	1,415
Total Operating Expenses	13,008	11,665	11,340

Operating income	7,610	8,157	10,110
Other income (expense)	43	20	(134)

Net income before provision for income taxes	7,653	8,177	9,976

Provision for income taxes	3,069	2,056	3,298

Net income	$4,584	$6,121	$6,678

Other Comprehensive Income (Loss):
Foreign currency translation	(1,161)	(238)	-
Total Comprehensive Income	$3,423	$5,883	$6,678

Basic net income per share	$0.83	$1.12	$1.23

Diluted net income per share	$0.83	$1.10	$1.22

Dividends declared per share	$0.69	$0.60	$0.60

Weighted average common shares outstanding:
Basic	5,502	5,480	5,447
Diluted	5,547	5,540	5,475

 The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Common Stock			Treasury Stock
	Shares	$0.005 par Value	Paid-In Capital	Shares	Cost	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

BALANCE, December 31, 2015	6,091	$30	$30,022	668	$(10,082)	$(8,296)	$-	$11,674
Shares issued – vested	37	1	(1)	-	-	-	-	-
Tax withholding related to vested shares from employee stock plans	-	-	(202)	-	-	-	-	(202)
Stock compensation expense	-	-	671	-	-	-	-	671
Excess tax benefit from stock-based compensation plans	-	-	113	-	-	(60)	-	53
Cash dividends declared ($0.60 per share)	-	-	-	-	-	(3,267)	-	(3,267)
Net income	-	-	-	-	-	6,678	-	6,678
BALANCE, December 31, 2016	6,128	31	30,603	668	(10,082)	(4,945)	-	15,607
Shares issued – vested	32	-	-	-	-	-	-	-
Exercise of stock options	-	-	35	-	-	-	-	35
Tax withholding related to vested shares from employee stock plans	-	-	(198)	-	-	-	-	(198)
Stock compensation expense	-	-	582	-	-	-	-	582
Cash dividends declared ($0.60 per share)	-	-	-	-	-	(3,289)	-	(3,289)
Net income	-	-	-	-	-	6,121	-	6,121
Other comprehensive loss	-	-	-	-	-	-	(238)	(238)
BALANCE, December 31, 2017	6,160	31	31,022	668	(10,082)	(2,113)	(238)	18,620
Shares issued – vested	15	-	-	-	-	-	-	-
Tax withholding related to vested shares from employee stock plans	-	-	(93)	-	-	-	-	(93)
Stock compensation expense	-	-	594	-	-	-	-	594
Cash dividends declared ($0.69 per share)	-	-	-	-	-	(3,797)	-	(3,797)
Net income	-	-	-	-	-	4,584	-	4,584
Other comprehensive loss	-	-	-	-	-	-	(1,161)	(1,161)
BALANCE, December 31, 2018	6,175	$31	$31,523	668	$(10,082)	$(1,326)	$(1,399)	$18,747

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2018	2017	2016

Cash flows from operating activities:
Net income	$4,584	$6,121	$6,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,063	2,807	2,294
Deferred income taxes	(288)	(1,450)	168
Loss on disposal of equipment	6	-	-
Non-cash interest income	(41)	-	-
Stock compensation expense	594	582	671
Changes in operating assets and liabilities:
Accounts receivable	(355)	1,316	(2,298)
Other current assets	145	(133)	822
Accounts payable	77	(990)	144
Accrued expenses	144	893	790
Net cash provided by operating activities	7,929	9,146	9,269

Cash flows from investing activities:
Purchases of investments in marketable securities	(4,035)	-	-
Increase in long-term assets; capitalized patent costs	(133)	(49)	(82)
Purchases of property and equipment and capitalized software development costs	(1,191)	(1,197)	(2,012)
Net cash used in investing activities	(5,359)	(1,246)	(2,094)

Cash flows from financing activities:
Dividends paid	(3,797)	(3,289)	(3,267)
Proceeds from stock options and tax withholding related to vested shares from employee stock plans	(93)	(163)	(149)
Proceeds from equipment financing	-	2,078	610
Payments of equipment financing	(1,749)	(2,082)	(3,120)
Net cash used in financing activities	(5,639)	(3,456)	(5,926)

Effect of exchange rate changes on cash and cash equivalents	(1,027)	(217)	-
Net increase (decrease) in cash and cash equivalents	(4,096)	4,227	1,249
Cash and cash equivalents, beginning of year	8,165	3,938	2,689
Cash and cash equivalents, end of year	$4,069	$8,165	$3,938

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3,743	$2,824	$1,814
Cash paid for interest	$108	$70	$134
Non-cash investing and financing activities	$(41)	-	-
Purchases of equipment through accounts payable and accrued liabilities	$207	$25	$472

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates, including those related to bad debts, long-lived asset lives, income tax valuation and share based compensation, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known.

Cash Equivalents

All highly liquid investments with original maturities of 90 days or less are considered cash equivalents. These consist of certificates of deposit (CD’s). There was $4.6 million of CD’s as of December 31, 2017. As of December 31, 2018, there were no investments classified as cash equivalents.

Marketable Securities

All investments with original maturities of more than 90 days are considered marketable securities. As of December 31, 2018, the company had one held-to-maturity security (a CD with Bank of America in Brazil) with a maturity of 180 days, ending on April 29, 2019. The CD had an original cost and current fair value of BRL 15 million (USD $4.0 million). As of December 31, 2017, there were no investments classified as marketable securities.

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

The Company had one marketable security (a CD) as of December 31, 2018 which was classified as Level 2 with a fair market value of $4.0 million. As of December 31, 2017, the company had CD’s (cash equivalents) which was classified as Level 2 with a fair market value of $4.5 million.

Inventory

Some materials used in the provision of services to our customers are included in prepaid expenses and recorded to cost of revenues upon use. Most consumables such as chemicals and antibodies are expensed as purchased.

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

2. Summary of Significant Accounting Policies (continued)

Property and Equipment

Property & equipment are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the assets, using the straight-line method. Repair and maintenance costs are expensed as incurred. The estimated useful lives of the assets are:

Computer software (years)	3	to	5
Office furniture and equipment (years)	3	to	7
Laboratory equipment (years)	5	to	7
Leasehold improvements		Lesser of estimated useful life or lease term

The Company recorded depreciation and amortization related to property and equipment and capitalized software of $3.0 million, $2.8 million, and $2.3 million in 2018, 2017 and 2016 respectively. All equipment was placed in service as of December 31, 2018.

Capitalized Software Development Costs

We capitalize costs related to significant software projects developed or obtained for internal use, including costs incurred in a cloud computing arrangement. Costs incurred during the preliminary project work stage or conceptual stage, such as determining the performance requirements, system requirements and data conversion, are expensed as incurred. Costs incurred in the application development phase, such as coding, testing for new software and upgrades that result in additional functionality, are capitalized and are amortized using the straight-line method over the useful life of the software for 5 years. Costs incurred during the post-implementation/operation stage, including training costs and maintenance costs, are expensed as incurred. In accordance with Company policy, during the years ended December 31, 2018 and 2017, we capitalized internally developed software costs of $299 thousand and $511 thousand, respectively. Amortization expense related to software development costs was $525 thousand, $418 thousand and $435 thousand in 2018, 2017, and 2016, respectively. Determining whether particular costs incurred are more properly attributable to the preliminary or conceptual stage, and thus expensed, or to the application development phase, and thus capitalized and amortized, depends on subjective judgments about the nature of the development work, and our judgments in this regard may differ from those made by other companies. General and administrative costs related to developing or obtaining such software is expensed as incurred.

Other Assets

Other assets primarily consist of capitalized legal costs relating to patent applications. The Company amortizes these costs over the lesser of the legal life or estimated useful life of the patent from the date of grant of the applicable patent. The typical life is twenty years. As of December 31, 2018 and 2017, the Company had capitalized legal costs relating to outstanding patent applications of $737 thousand and $711 thousand, respectively. Amortization expense was $38 thousand, $37 thousand, and $36 thousand in 2018, 2017 and 2016, respectively. The amount of amortization related to patent applications is expected to remain below $50 thousand per year for the next five years.

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

Revenue is recognized when control of the services is transferred to our customers, in an amount that reflects the consideration (none of which is variable) the Company expects to be entitled to in exchange for those services. The Company typically invoices customers monthly for services provided and payments are generally due within 30 to 60 days of the invoice date.

The table below disaggregates our external revenue by major source (in thousands). For additional revenue detail relating to geographic breakdown of sales, see Note 12 – “Business Segment Reporting”.

	Year Ended December 31,
	2018	2017	2016
Consolidated Revenue:
Testing	$39,174	$36,310	$35,855
Shipping / Collection (hair)	3,159	3,018	2,687
Other	341	374	438
Total Revenue	$42,674	$39,701	$38,980

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

2. Summary of Significant Accounting Policies (continued)

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

Other Revenue

Other revenue represents several items including; urine testing performed by other labs, medical review officer charges, legal/testifying services, and other miscellaneous charges. The total of all of these items is approximately 1% of sales. The amounts are generally billed to customers as services are performed, which occurs at a specific point-in-time.

Practical Expedients and Exemptions

The Company generally expenses sales commissions when incurred because the amortization period is one year or less. These costs are recorded within marketing and selling expense.

Research and Development Expenses

The Company expenses all research and development costs as incurred.

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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

Concentration of Credit Risk and Off-Balance Sheet Risk

The Company has no significant off-balance-sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash and accounts receivable. The Company’s policy is to place its cash in high quality financial institutions. At time, these deposits may exceed or be exempt from federally insured limits. The Company does not believe significant credit risk exists with respect to these institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. The Company does not require collateral.

Significant Customers

The Company had one customer, Psychemedics Brasil (an independent distributor in Brazil) that represented 31%, 33% and 34% of total revenue for the years ended December 31, 2018, 2017 and 2016, respectively. The Company had one customer that accounted for 20% and 23% of the total accounts receivable balance as of December 31, 2018 and 2017 respectively.

Comprehensive Income

The Company’s comprehensive income was $3.4 million and $5.9 million for the years ended December 31, 2018 and 2017, respectively, and includes the effect of foreign currency translation. Comprehensive income was the same as net income for the year ended December 31, 2016.

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

Stock compensation expense by income statement account is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cost of revenues	$62	$71	$88
General & administrative	436	398	420
Marketing and selling	29	55	116
Research and development	67	58	47
Total stock compensation	$594	$582	$671

See Note 7 for additional information relating to the Company’s stock plan.

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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

Basic and diluted weighted average common shares outstanding are as follows (in thousands):

	2018	2017	2016
Weighted average common shares outstanding, basic	5,502	5,480	5,447
Dilutive common equivalent shares	45	60	28
Weighted average common shares outstanding, assuming dilution	5,547	5,540	5,475

For the year ended December 31, 2018, options to purchase 86 thousand common shares were outstanding but not included in the dilutive common equivalent share calculation as their effect would have been anti-dilutive. There were no options to purchase shares that were anti-dilutive for the years ended December 31, 2017 and 2016.

Financial Instruments

Financial instruments include cash, CD’s (classified as either cash equivalents or marketable securities based on their attributes), accounts receivable and accounts payable. Estimated fair values of these financial instruments approximate carrying values due to their short-term nature. The Company has one outstanding equipment loan which has an interest rate of the 30-day LIBOR rate + 1.75%. As there is a market interest rate, the carrying amount is fair value.

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

Foreign Currency Translation

To the extent sales are made through our Brazil subsidiary, such sales are transacted in Brazilian Real and translated into US dollars. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the consolidated balance sheet date. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities that are in the functional currency is included as a component of shareholders’ equity in accumulated other comprehensive income (loss). The total change in foreign currency translation adjustment for the year ended December 31, 2018 and 2017 was a loss of $1.2 million and $0.2 million, respectively. This amounted to a $0.9 million and $0.2 million after tax impact.

Segment Reporting

The Company manages its operations as one segment, drug testing services. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment. See Note 13 for geographic breakdown of revenue.

Subsequent Events

On March 4, 2019, the Company declared a quarterly dividend of $0.18 per share for a total of $991 thousand, with a payment date of March 25, 2019 to shareholders of record on March 14, 2019.

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which was subsequently amended in 2018 by ASU 2018-10, ASU 2018-11 and ASU 2018-20 (collectively, Topic 842). which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The new standard will become effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. The Company will elect an optional transition method to account for the impact of the adoption with a cumulative-effect adjustment in the period of adoption and will not restate prior periods. The Company expects to elect certain practical expedients permitted under the transition guidance. The Company is substantially complete with the evaluation of the effect that the adoption of this ASU will have on the financial statements. The Company believes that most of its operating lease commitments (which primarily consists of leased facilities) will be subject to the new standard. In connection with the adoption of ASC 842, the Company expects to recognize additional right-of-use assets and operating lease liabilities of approximately $1.6 million as of January 1, 2019.

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

3. Accounts Receivable

The Company maintains an allowance for uncollectible accounts receivable based on management’s assessment of the collectability of its customer accounts by reviewing customer payment patterns and other relevant factors. The Company reviews the adequacy of the allowance for uncollectible accounts on a quarterly basis and adjusts the balance as determined necessary. Write-offs are recorded at the time a customer account is deemed uncollectable. The following is a rollforward of the Company’s allowance for doubtful accounts (in thousands):

	As of December 31,
	2018	2017
Balance, beginning of period	$64	$50
Provision for doubtful accounts	40	30
Write-offs	(37)	(16)
Balance, end of period	$67	$64

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

4. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2018	2017
Accrued payroll and employee benefits	$363	$291
Accrued bonus expense	302	290
Accrued vacation expense	514	481
Accrued taxes	614	1,086
Accrued shipping expense	688	364
Other accrued expenses	481	358
Total Accrued Expenses	$2,962	$2,870

5. Income Taxes

The income tax provision consists of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current –
Federal	$2,117	$2,507	$3,016
State	119	101	114
Foreign	1,122	898	-
	3,358	3,506	3,130
Deferred –
Federal	(168)	(1,326)	279
State	(121)	(124)	(111)
Foreign		-	-
	(289)	(1,450)	168
Income Tax Provision	$3,069	$2,056	$3,298

A reconciliation of the effective rate with the federal statutory rate is as follows:

	Year Ended December 31,
	2018	2017	2016
Federal statutory rate	21.0%	34.0%	34.0%
State income taxes, net of federal benefit	0.0%	-0.2%	0.1%
Permanent differences	0.2%	0.4%	0.1%
Stock based compensation	0.1%	-0.7%	0.0%
Federal R&D Credits	-1.7%	-1.3%	-1.1%
Foreign Taxes, net of federal benefit	20.5%	7.1%	0.0%
Federal Deferred Rate Decrease	0.0%	-14.2%	0.0%
Effective tax rate	40.1%	25.1%	33.1%

The change in effective tax rate from 2017 to 2018 was primarily driven by two factors: new U.S. tax legislation and an increase in Brazil income taxes in 2018. In 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code that affected 2017, including accelerated depreciation that allowed for full expensing of qualified property. The Tax Act also established new tax laws that affected 2018 and will affect future years, including a reduction in the U.S. federal corporate income tax rate from 35% to 21%. As a result of the Tax Act, in 2017, we remeasured certain deferred tax assets and liabilities based on the rates at which they were anticipated to change to in the future, which was generally 21%. In 2017, this resulted in a reduction of the deferred tax liability of $1.2 million, or a 14.2 percentage point reduction. The Company changed its distribution channel in the third quarter of 2018, from providing services through the Company’s Brazilian subsidiary to providing services direct from the Company. This change required multiple changes in the calculation of taxes including the elimination of Brazil income taxes and an increase in the amount of import taxes, a portion of which are classified in the U.S. as income taxes. These taxes are based on revenue, and not pre-tax income which affected the pre-tax effective tax rate in 2018. In addition, the reduction of the U.S. tax rate, reduced the deductibility of Brazilian taxes. As a result of these factors, the 2018 Brazil effective tax rate was 20.5% in 2018 versus 7.1% in 2017. As of December 31, 2018, there were no Federal tax credit carryforwards from 2017 and there were $854 thousand of California tax credit carryforwards relating to 2012 to 2018 which have an unlimited carryforward period.

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

5. Income Taxes (continued)

The components of the net deferred tax liabilities included in the accompanying balance sheets are as follows (in thousands):

	As of December 31,
	2018	2017
Deferred Tax Assets
Allowance for doubtful accounts	$15	$14
Accrued expenses	112	105
Stock-based compensation	114	79
R&D tax credits	675	578
Total Deferred Tax Assets	$916	$776

Deferred Tax Liabilities
Excess of tax over book depreciation and amortization	$(1,832)	$(1,980)
Prepaid expenses	(39)	(39)
Total Deferred Tax Liabilities	(1,871)	(2,019)

Net Deferred Tax Liabilities	$(955)	$(1,243)

ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on an audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. The Company had no uncertain tax positions at December 31, 2018 or 2017 that would affect its effective tax rate.

The net income before income taxes in the U.S. was $7.7 million and $8.2 million for the years ended December 31, 2018 and 2017, respectively. Net income before income taxes in Brazil was $5.9 million and $8.7 million for the years ended December 31, 2018 and 2017, respectively.

The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. Interest and penalties related to income tax matters are recognized as a general and administrative expense. The Company did not have any interest or penalties accrued as of December 31, 2018 or 2017. The Company is currently under a standard I.R.S. review for the tax year 2016. The tax years ended December 31, 2015 through December 31, 2018 remain subject to examination by all major taxing authorities.

6. Preferred Stock

The Board of Directors has the authority to designate authorized preferred shares in one or more series and to fix the relative rights and preferences without vote or action by the stockholders. The Board of Directors has no present plans to designate or issue any shares of preferred stock.

7. Stock-Based Awards

The 2006 Incentive Plan initially adopted in 2006 provides for grants of options with terms of up to ten years, grants of restricted stock or stock unit awards (SUAs), issuances of stock bonuses or grants other stock-based awards plus cash based awards, to officers, directors, employees, and consultants. Such shares are issuable out of the Company’s authorized but unissued common stock. As of December 31, 2018, the total number of shares issuable under the 2006 Incentive Plan was 850 thousand shares, of which 77 thousand shares remained available for future grant. In January 2019, the 2006 Incentive Plan was amended to increase the total number of shares issuable thereunder from 850 thousand to 1.2 million, subject to shareholder approval

The fair value of the SUAs is determined by the closing price on the date of grant. The fair value of options is determined using a Black-Scholes model. The SUAs vest over a period of two to four years and are convertible into an equivalent number of shares of the Company’s common stock provided that the employee receiving the award remains continuously employed throughout the vesting period. The Company records compensation expense related to the SUAs and options on a straight-line basis over the vesting term. Employees are issued shares upon vesting, net of tax withholdings. As a result of our adoption of ASU 2016-09 in 2016, we recognize the impact of forfeitures when they occur with no adjustment for estimated forfeitures and recognize excess tax benefits as a reduction of income tax expense regardless of whether the benefit reduces income taxes payable.

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

7. Stock-Based Awards (continued)

On May 3, 2018, the Company granted SUAs covering 6.4 thousand shares of common stock and options to acquire up to 117 thousand shares of common stock and on July 24, 2018 the Company granted options to acquire up to 2.5 thousand shares of common stock. The SUAs vest over a period of two years for non-employee board members and four years for employees and are convertible into an equivalent number of shares of the Company’s common stock provided that the director or employee receiving the award remains employed throughout the vesting period. The stock options become exercisable over two years for non-employee board members and four years for employees (the September 15, 2015 options become exercisable over five years) and have a term of 10 years. The Company records compensation expense related to the SUAs and options on a straight-line basis over the vesting term. Employees are issued shares upon vesting, in the case of SUA’s or upon exercise of options, net of tax withholdings, unless the employee chooses to receive all shares and pay for the associated employment taxes. No other types of equity-based awards have been granted or issued under the 2006 Incentive Plan.

The following table represents all shares granted by the Company under the 2006 Incentive Plan for the last three years (shares in thousands):

Grant Date	Type	Shares	Fair Value Per Share (1)
July 24, 2018	Options	2	$5.49
May 3, 2018	SUA	6	$21.04
May 3, 2018	Options	117	$5.69
May 4, 2017	Options	121	$4.46
May 4, 2017	SUA	13	$18.87
May 12, 2016	Options	121	$2.34
May 12, 2016	SUA	17	$13.82

(1)	The fair value for the SUA’s is the closing price of the Company’s stock on that date. The fair value for options represents the fair value calculated using the Black-Scholes model. Options have contractual lives of 10 years and the fair value calculated using a Black-Scholes model. The options granted on May 12, 2016 have a fair value of $2.34 per share based on the $13.82 grant date and exercise prices and assuming a 6.25 year estimated term, 33% volatility, 1.75% interest rate and a 5.6% dividend yield rate. The options granted on May 4, 2017 have a fair value of $4.46 per share based on the $18.87 grant date and exercise prices and assuming a 6.25 year estimated term, 37% volatility, 2.75% interest rate and a 4.7% dividend yield rate. The options granted on May 3, 2018 have a fair value of $5.69 per share based on the $21.04 grant date and exercise prices and assuming 6.25 and 5.75 year estimated terms, 38% volatility, 3.4% interest rate and a 4.2% dividend yield rate. The options granted on July 24, 2018 have a fair value of $5.49 per share based on the $19.83 grant date and exercise prices and assuming a 6.25 year estimated term, 39% volatility, 3.4% interest rate and a 4.1% dividend yield rate.

A summary of the Company’s stock option activity is as follows (in thousands, except price per share):

		Weighted Ave.	Aggregate
	Number of	Exercise Price	Intrinsic
	Shares	per Share	Value(2)
Outstanding, December 31, 2017	279	$15.40	$1,436
Granted	119	$21.01
Exercised	-	$-
Forfeited	-	$-
Outstanding, December 31, 2018	398	$17.09	$493

Exercisable, December 31, 2018	143		$313

(2)	The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market price of the Company’s stock on December 31 of the applicable year exceeded the exercise price of any of the underlying options, multiplied by the number of shares subject to each such option. The closing stock price as of December 31, 2018 and 2017 was $15.87 and $20.56, respectively.

There were no options exercised under the 2006 Incentive Plan during the years ended December 31, 2018 or 2016. There were 2.5 thousand options exercised under the 2006 Incentive Plan during the year ended December 31, 2017. The Company had options exercised under our expired stock option plan of 134 thousand for the year ended December 31, 2016. There were 143 thousand options exercisable as of December 31, 2018 and 56 thousand options exercisable as of December 31, 2017.

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

7. Stock-Based Awards (continued)

A summary of the Company’s stock unit award activity is as follows (in thousands, except price per share):

		Weighted	Weighted
	Number of	Average Price	Average Fair
	Shares	per Share (3)	Value (3)
Outstanding & Unvested, December 31, 2017	33	$16.08	$516
Granted	6	$21.04	$135
Converted to common stock	(15)	$15.67	$(238)
Cancelled	(5)	$15.67	$(70)
Forfeited	-	$-	$-
Outstanding & Unvested, December 31, 2018	19	$18.20	$343

(3)	Weighted average price per share is the weighted grant price based on the closing market price of each of the stock grants related to each transaction type. The weighted average fair value is the weighted average share price times the number of shares.

The fair value of stock unit award vesting was $308 thousand, $554 thousand and $691 thousand for the years ended December 31, 2018, 2017 and 2016, respectively. The intrinsic value of stock unit awards converted to common stock was based on the stock price on the vesting date and amounted to $493 thousand, $776 thousand and $727 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018, a total of 494 thousand shares of common stock were reserved for issuance under 2006 Incentive Plan. As of December 31, 2018, the unamortized fair value of outstanding options and awards was $1.2 million to be amortized over a weighted average period of approximately 2.8 years.

8. Employee Benefit Plan

The Psychemedics Corporation 401(k) Savings and Retirement Plan (the 401(k) Plan) is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code. All employees over the age of 21 are eligible to make pre-tax contributions up to a specified percentage of their compensation. Under the 401(k) Plan, the Company may, but is not obligated to, match a portion of the employees’ contributions up to a defined maximum. Matching contributions of $264 thousand, $246 thousand and $246 thousand were made in the years ended December 31, 2018, 2017 and 2016, respectively.

9. Commitments and Contingencies

Commitments

The Company leases certain of its facilities and equipment under operating lease agreements expiring on various dates through February 2023. Total minimum lease payments, including scheduled increases, are charged to operations on the straight-line basis over the life of the respective lease. Rent expense was approximately $1.0 million, $0.9 million and $0.9 million in 2018, 2017 and 2016, respectively.

At December 31, 2018 (including a lease extension executed in February 2019), minimum commitments remaining under lease agreements were approximately as follows (in thousands):

Years Ending December 31:
2019	$1,055
2020	622
2021	130
2022	108
2023	18
Total	$1,933

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

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

10. Debt and Other Financing Arrangements

On March 20, 2014, the Company entered into an equipment financing arrangement with Banc of America Leasing & Capital, LLC (the “Lender”), which it amended on August 8, 2014, September 15, 2015 and October 30, 2017, including a Master Loan and Security Agreement and related documentation (collectively the “Equipment Loan Arrangement”) which provided the Company with the ability to finance, at its option, up to $12.8 million of new and used equipment purchases. Each such purchase financed under the Equipment Loan Arrangement is documented by the execution of an equipment note. Each note has a maturity date of 60 months from the applicable loan date, and bears interest at the then current 30-day LIBOR rate + 2.00% for loans made prior to October 2018 and the 30-day LIBOR rate + 1.75% for the loan made on October 30, 2017. Principal and interest are payable over the 60-month repayment period and principal is repayable without premium or penalty. Borrowings under the Equipment Loan Arrangement are secured by a first priority security interest in the equipment acquired with the proceeds of the equipment notes. Under the Equipment Loan Arrangement, the Company is subject to a maximum quarterly funded debt to EBITDA ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all loan covenants as of December 31, 2018. The total book value of equipment pledged as collateral for these loans as of December 31, 2018 was $3.8 million.

Under the Equipment Loan Arrangement, the Company executed notes on March 24, 2014, May 22, 2014, June 13, 2014, August 8, 2014, September 15, 2015, March 23, 2016 and November 10, 2017 in the amounts of $1.1 million, $1.9 million, $3.0 million, $1.0 million, $1.1 million, $610 thousand and $2.1 million, respectively, for total borrowings of $10.8 million, of which $1.7 million and $2.1 million was repaid in 2018 and 2017, respectively. As of December 31, 2018, only the note from November 10, 2017 had a balance as all other notes with balances were paid off in 2018. The weighted average interest rate for these notes for the year ended December 31, 2018 was 3.8% and represented $107 thousand of interest expense. As of December 31, 2018, weighted average interest rate was 4.1%.

The annual principal repayment requirements for debt obligations as of December 31, 2018 are as follows (in thousands):

2019	$416
2020	416
2021	416
2022	380
Total long-term debt	1,628
Less current portion of long-term debt	(416)
Total long-term debt, net of current portion	$1,212

11. Selected Quarterly Financial Data (Unaudited)

The following are selected quarterly financial data for the years ended December 31, 2018 and 2017 (in thousands):

	Quarter Ended - 2018
	MAR 31	JUN 30	SEP 30	DEC 31
Revenues	$10,935	$10,787	$11,016	$9,936
Gross profit	5,355	5,172	5,358	4,733
Income from operations	1,906	2,056	2,120	1,528
Net income	1,251	1,177	1,275	881
Basic net income per share	$0.23	$0.21	$0.23	$0.16
Diluted net income per share	$0.23	$0.21	$0.23	$0.16

	Quarter Ended - 2017
	MAR 31	JUN 30	SEP 30	DEC 31
Revenues	$10,209	$9,684	$10,049	$9,760
Gross profit	5,316	4,609	5,121	4,777
Income from operations	2,268	1,710	2,232	1,947
Net income	1,500	907	1,364	2,350
Basic net income per share	$0.27	$0.17	$0.25	$0.43
Diluted net income per share	$0.27	$0.16	$0.25	$0.42

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

12. Other income

Other income consists primarily of interest income related to short term CD’s partially offset by interest expense related to the Company’s equipment financing arrangement. Interest income for the year ended December 31, 2018 and 2017 was $149 thousand $92 thousand, respectively. There was no interest income for the year ended December 31, 2016. Interest expense for the year ended December 31, 2018, 2017 and 2016 was $106 thousand, $72 thousand and $134 thousand, respectively.

13. Business Segment Reporting

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

	Year Ended December 31,
	2018	2017	2016
Consolidated Revenue:
United States	$29,189	$26,327	$25,608
Brazil	13,046	13,069	13,083
Other	439	305	289
Total Revenue	$42,674	$39,701	$38,980

All the Company’s operations are in the United States. Assets in Brazil consist primarily of Cash, Cash Equivalents and Marketable Securities. The Company’s assets by geographic region are as follows (in thousands):

	As of December 31,
Assets:	2018	2017
United States	$20,314	$18,434
Brazil	4,660	8,074
Total Assets	$24,974	$26,508

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation as of December 31, 2018, under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President of Finance, as well as a third party internal control firm, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act. Based upon that evaluation, our Chief Executive Officer and Vice President of Finance have concluded that our disclosure controls and procedures were effective as of December 31, 2018 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Vice President of Finance, as appropriate to allow timely decisions regarding required disclosure.

b) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance, as opposed to absolute assurance, of achieving their internal control objectives.

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting is effective.

The Company’s internal control over financial reporting as of December 31, 2018, has been audited by BDO USA, LLP, an independent registered public accounting firm, who also audited the Company’s consolidated financial statements. BDO USA LLP’s attestation report on the Company’s internal control over financial reporting is included herein.

c) Remediation of Previously Disclosed Material Weakness

The Company, throughout 2018, completed several changes to its internal control over financial reporting and remediated the previously reported material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on timely basis.

Management previously reported a material weakness in the Company's internal control over financial reporting, specifically, a failure to perform a timely and effective risk assessment over the financial reporting process and a failure to maintain adequate documentation of how control activities address the financial statement risks, including the identification of key reports and design of controls in validating the completeness and accuracy of reports utilized in the revenue controls cycle.

The following changes were made to the Company’s internal control over financial reporting. The company hired a third-party consultant and a finance manager with internal control expertise. The consultant, with assistance of company personnel, performed a risk assessment, updated internal control documentation and identified and tested controls and key reports. Our finance manager, under the supervision of our Vice President of Finance, implemented design controls and reports on the implementation of such controls regularly to management.

The Company has completed the documentation and testing of the corrective actions described above and, as of December 31, 2018, has concluded that the remediation activities implemented are sufficient to allow us to conclude that the previously disclosed material weakness has been remediated as of December 31, 2018.

d) Changes in Internal Control over Financial Reporting

The actions described above in the remediation of the previously reported material weakness, which concluded during the fourth quarter constitute a change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Psychemedics Corporation

Acton, Massachusetts

Opinion on Internal Control over Financial Reporting

We have audited Psychemedics Corporation (the “Company’s”) and its subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as “the financial statements”) and our report dated March 4, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 4, 2019

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Following is a list that sets forth as of March 4, 2019 the names, ages and positions within the Company of all of the Executive Officers of the Company and the Directors of the Company. Each such director has been nominated for reelection at the Company’s 2019 Annual Meeting, to be held on May 3, 2019 at 2:00 P.M. at the Seaport Hotel, 200 Seaport Boulevard, Boston, Massachusetts.

Name	Age	Position
Raymond C. Kubacki	74	Chairman, Chief Executive Officer, President, Director
Charles Doucot	53	Executive Vice President
Neil Lerner	51	Vice President, Finance
Michael I. Schaffer, Ph.D.	74	Vice President, Laboratory Operations
Harry Connick	93	Director, Audit Committee Member, Compensation Committee Member, Nominating Committee Member
Walter S. Tomenson, Jr.	72	Director, Audit Committee Member, Compensation Committee Member, Nominating Committee Member
A. Clinton Allen	75	Director, Audit Committee Member, Nominating Committee Member
Fred J. Weinert	71	Director, Audit Committee Member, Compensation Committee Member, Nominating Committee Member, Brazil Oversight Committee Member

All Directors hold office until the next annual meeting of stockholders or until their successors are elected. Officers serve at the discretion of the Board of Directors.

Mr. Kubacki has been the Company’s President and Chief Executive Officer since 1991. He has also served as Chairman of the Board of the Company since 2003. From March 2011 until June 2017, he served as a director of Integrated Environmental Technologies, Ltd. From 2007 until 2010, he served as a director of Protection One, Inc. and from 2004 to 2007 he served as a director of Integrated Alarm Services Group, Inc. He is also a trustee of the Center for Excellence in Education based in Washington, D.C. and holds an Executive Masters Professional Director Certification, their highest level award, from the American College of Corporate Directors, a public company director education and credentialing organization. Mr. Kubacki has been a director of the Company since 1991.

Mr. Doucot has served as Executive Vice President since January 2019.  From May 2018 until January 2019, he served as Vice President Sales & Marketing.  Prior to joining the Company, he served as Vice President Sales & GM of Burning Glass Technologies, a data analytics company, from January 2016 to December 2017. From April 2014 to January 2016 he served as Sr. VP and GM at Lumesse, an HR technology company, responsible for the Americas Business and starting a new business unit. From August 2009 to February 2014 he served as VP WW Sales and Marketing for Kalido, a big data and analytics company. Mr. Doucot began his career spending over 15 years at Hewlett-Packard Company with increasing levels of global responsibility.

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

The information required by Item 405 of Regulation S-K will be set forth in the Proxy Statement of the Company relating to the 2019 Annual Meeting of Stockholders to be held on May 3, 2019 and is incorporated herein by reference.

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

The information required by Item 407 of Regulation S-K will be set forth in the Proxy Statement of the Company relating to the 2019 Annual Meeting of Stockholders to be held on May 3, 2019 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2019 Annual Meeting of Stockholders to be held on May 3, 2019 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2019 Annual Meeting of Stockholders to be held on May 3, 2019 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2019 Annual Meeting of Stockholders to be held on May 3, 2019 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2019 Annual Meeting of Stockholders to be held on May 3, 2019 and is incorporated herein by reference.

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

PSYCHEMEDICS CORPORATION

Date: March 4, 2019	By:	/s/ RAYMOND C. KUBACKI
Raymond C. Kubacki
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	/s/ RAYMOND C. KUBACKI	Chairman, President and Chief Executive Officer, Director	March 4, 2019
	Raymond C. Kubacki	(Principal Executive Officer)

	/s/ NEIL LERNER	Vice President, Finance	March 4, 2019
	Neil Lerner	(Principal Financial and Accounting Officer)

	HARRY CONNICK*	Director
Harry Connick

	WALTER S. TOMENSON, JR*	Director
Walter S. Tomenson, Jr.

	FRED J. WEINERT*	Director
Fred J. Weinert

	A. CLINTON ALLEN*	Director
A. Clinton Allen

*By:	/s/ RAYMOND C. KUBACKI	Attorney-in-Fact	March 4, 2019
Raymond C. Kubacki

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation filed with the State of Delaware on August 1, 2002 — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002).

3.2	Amended and Restated By-Laws of the Company — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 31, 2015).

4.1	Specimen Stock Certificate — (Incorporated by reference from the Registrant’s Registration Statement on Form 8-A filed on July 31, 2002).

10.2.1 P	Lease dated October 6, 1992 with Mitchell H. Hersch, et. al with respect to premises in Culver City, California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992).

10.2.2 P	Security Agreement dated October 6, 1992 with Mitchell H. Hersch et. al — (Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992).

10.2.3	First Amendment to Lease dated with Mitchell H. Hersch, et.al California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.2.4	Second Amendment to Lease dated with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.2.5	Third Amendment to Lease dated December 31, 1997 with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.2.6	Fourth Amendment to Lease dated May 24, 2005 with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.2.7	Sixth Amendment to Lease dated October 13, 2015 with Mitchell H. Hersch, et.al. California — Supersedes the Fifth amendment in its entirety (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

Exhibit Number	Description
10.3*	2006 Incentive Plan, as amended — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2016).

10.4*	Form of Stock Unit Award used with employees and consultants under the 2006 Incentive Plan — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2016).

10.5*	Form of Stock Unit Award used with non-employee directors under the 2006 Equity Incentive Plan — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2016).

10.6*	Form of Incentive Stock Option Agreement used with employees under the 2006 Incentive Plan (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May19, 2016)

10.7*	Form of Non Qualified Stock Option Agreement used with employees and consultants under the 2006 Incentive Plan (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2016)

10.8*	Form of Non Qualified Stock Option Agreement used with non-employee directors under the 2006 Incentive Plan (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2016)

10.9*	Change in control severance agreement with Ray Kubacki dated February 20, 2018

10.10*	Change in control severance agreement with Michael Schaffer dated February 20, 2018

10.11*	Change in control severance agreement with Charles Doucot dated May 1, 2018

10.12*	Severance agreement with Charles Doucot dated February 26, 2019

10.13	Lease dated March 12, 2014 with Bristol-Culver Associates, LLC and Mountain Organic Farms, LLC with respect to 6100 Bristol parkway premises in Culver City, CA — (Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)

10.13.1	Second Amendment to Lease dated March 12, 2014 with Bristol-Culver Associates, LLC and Mountain Organic Farms, LLC with respect to 6100 Bristol parkway premises in Culver City, CA

10.14	Loan agreement dated March 20, 2014 with Banc of America Leasing and Capital, LLC — (Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)

10.14.1	Letter Agreement dated September 15, 2015 with Banc of America Leasing and Capital, LLC, together with Equipment Security Note dated September 15, 2015 and Proposal Letter dated August 19, 2015 — (Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

10.14.2	Letter Agreement dated October 30, 2017 with Banc of America Leasing and Capital, LLC, together with Equipment Security Note dated November 10, 2017 — (Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2017)

21.1	Subsidiaries of the Registrant

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Vice President - Finance Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Vice President - Finance Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

P  Indicates a filing submitted in paper

*  Management compensation plan or arrangement

