Form 10-Q
period 2019-03-31
PSYCHEMEDICS CORP
filed 2019-04-25
CIK 806517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

or

[ x]	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X     No____

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X     No____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Accelerated filer	☒
Non–accelerated filer	☐
Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ____ No X

The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at April 19, 2019 was 5,507,262.

1

PSYCHEMEDICS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(UNAUDITED)

	March 31, 2019	December 31, 2018

ASSETS
Current Assets:
Cash and cash equivalents	$3,226	$4,069
Marketable securities	3,912	3,905
Accounts receivable, net of allowance for doubtful accounts of $60 in 2019 and $67 in 2018	5,131	4,829
Prepaid expenses and other current assets	1,204	1,067
Total Current Assets	13,473	13,870

Fixed assets, net of accumulated amortization and depreciation of $14,094 in 2019 and $13,341 in 2018	9,556	10,177
Other assets	901	927
Operating lease right-of-use assets	1,599	-

Total Assets	$25,529	$24,974

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$378	$682
Accrued expenses	2,627	2,962
Current portion of long-term debt	416	416
Current portion of operating lease liabilities	950	-

Total Current Liabilities	4,371	4,060

Long-term debt	1,109	1,212
Deferred tax liabilities, long-term	907	955
Operating lease liabilities, long-term	649
Total Liabilities	7,036	6,227

Commitments and Contingencies (Note 7)

Shareholders' Equity:
Preferred stock, $0.005 par value, 873 shares authorized, no shares issued or outstanding	--	--
Common stock, $0.005 par value; 50,000 shares authorized 6,175 shares issued and outstanding in 2019 and 2018	31	31
Additional paid-in capital	31,681	31,523
Accumulated deficit	(1,690)	(1,326)
Less - Treasury stock, at cost, 668 shares	(10,082)	(10,082)
Accumulated other comprehensive loss	(1,447)	(1,399)

Total Shareholders' Equity	18,493	18,747

Total Liabilities and Shareholders' Equity	$25,529	$24,974

See accompanying notes to condensed consolidated financial statements

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018

Revenues	$9,822	$10,935
Cost of revenues	5,414	5,580

Gross profit	4,408	5,355

Operating Expenses:
General & administrative	1,915	1,851
Marketing & selling	1,129	1,239
Research & development	420	359

Total Operating Expenses	3,464	3,449

Operating income	944	1,906
Other income, net	26	32

Net income before provision for income taxes	970	1,938

Provision for income taxes	343	687

Net income	$627	$1,251

Other Comprehensive Income (Loss):
Foreign currency translation	(48)	(12)
Total Comprehensive Income	$579	$1,239

Basic net income per share	$0.11	$0.23

Diluted net income per share	$0.11	$0.23

Dividends declared per share	$0.18	$0.18

See accompanying notes to condensed consolidated financial statements

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)

(UNAUDITED)

	Common Stock			Treasury Stock
	Shares	$0.005 par Value	Paid-In Capital	Shares	Cost	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
BALANCE, December 31, 2018	6,175	$31	$31,523	668	$(10,082)	$(1,326)	$(1,399)	$18,747
Stock compensation expense	-	-	158	-	-	-	-	158
Cash dividends ($0.18 per share)	-	-	-	-	-	(991)	-	(991)
Net income	-	-	-	-	-	627	-	627
Other comprehensive loss	-	-	-	-	-	-	(48)	(48)
BALANCE, March 31, 2019	6,175	$31	$31,681	668	$(10,082)	$(1,690)	$(1,447)	$18,493

BALANCE, December 31, 2017	6,160	$31	$31,022	668	$(10,082)	$(2,113)	$(238)	$18,620
Stock compensation expense	-	-	135	-	-	-	-	135
Cash dividends ($0.15 per share)	-	-	-	-	-	(824)	-	(824)
Net income	-	-	-	-	-	1,251	-	1,251
Other comprehensive loss	-	-	-	-	-	-	(12)	(12)
BALANCE, March 31, 2018	6,160	$31	$31,157	668	$(10,082)	$(1,686)	$(250)	$19,171

See accompanying notes to condensed consolidated financial statements

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$627	$1,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	764	753
Deferred income taxes	(48)	(38)
Non-cash interest income	(55)	-
Stock-based compensation	158	135
Changes in assets and liabilities:
Accounts receivable	(302)	(1,575)
Other current assets	(137)	15
Accounts payable	(306)	(116)
Accrued expenses and accrued income taxes	(333)	981
Net cash provided by operating activities	368	1,406

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(21)	(144)
Cost of internally developed software	(107)	-
Other assets	16	(74)
Net cash used in investing activities	(112)	(218)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of equipment financing	(104)	(239)
Cash dividends paid	(991)	(824)
Net cash used in financing activities	(1,095)	(1,063)

Effect of exchange rate changes on cash and cash equivalents	(4)	(6)
Net (decrease) increase in cash and cash equivalents	(843)	119
Cash and cash equivalents, beginning of period	4,069	8,165
Cash and cash equivalents, end of period	$3,226	$8,284

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$432	$370
Cash paid for interest	$17	$28
Cash paid for operating leases	$260	$245
Right-of-use assets acquired through operating leases	$1,855	$-
Purchases of equipment through accounts payable and accrued liabilities	$4	$25

See accompanying notes to condensed consolidated financial statements

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation

The interim condensed consolidated financial statements of Psychemedics Corporation (the “Company”) presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018, included in the Company's 2018 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

The condensed consolidated balance sheet as of March 31, 2019, the condensed consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2019 and 2018, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2019 and 2018 are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of results for these interim periods. The condensed consolidated balance sheet as of December 31, 2018 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm, but does not include all of the information and footnotes required for complete annual financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended March 31, 2019 may not be indicative of the results that may be expected for the year ending December 31, 2019, or any other period.

Unless the context requires otherwise, the terms “we”, “us”, “our”, or “the Company” refer to Psychemedics Corporation and its consolidated subsidiaries.

2.	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. As of March 31, 2019 and December 31, 2018, there were no investments classified as cash equivalents.

3.	Marketable Securities

All investments with original maturities of more than 90 days are considered marketable securities. As of March 31, 2019, the company had one held-to-maturity security (a CD with Bank of America in Brazil) with a maturity of 180 days, ending on April 29, 2019. The CD had an original cost of $4.0 million and a current fair value of $3.9 million.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Fair Value Measurements

Financial instruments recorded at fair value in the consolidated balance sheets, or disclosed at fair value in the footnotes, are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels defined by ASC 820, Fair Value Measurements and Disclosures, and directly related to the amount of subjectivity associated with inputs to fair valuation of these assets and liabilities, are as follows:

Level 1 –	Quoted prices in active markets for identical assets or liabilities.
Level 2 –	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data
Level 3 –	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value

The following table presents the fair value for financial instruments:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3

As of March 31, 2019
Marketable securities (CD)	$-	$3,912	$-

As of December 31, 2018
Marketable securities (CD)	$-	$3,905	$-

Fair values of marketable securities approximate cost due to the short period of time to maturity.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	Stock-Based Compensation

The Company’s 2006 Incentive Plan (“the Plan”) provides for cash-based awards or the grant or issuance of stock-based awards. In January 2019, the Board approved an additional 350 thousand shares available for grant under the Plan, subject to shareholder approval at the 2019 annual meeting. As of March 31, 2019, excluding such additional 350 thousand shares, 77 thousand shares remained available for future grant under the Plan. There were no other changes to the Plan from 2018 as described in the 10-K.

Share-based compensation is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). The compensation cost charged against income is included in cost of revenues and operating expenses as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Share-based compensation related to:
Stock option grants	$102	$58
Restricted Stock Unit awards ("RSUs")	56	77
Total share-based compensation	$158	$135

There was no income tax benefit recognized in the condensed consolidated statements of income for share-based compensation arrangements for the three-month periods ended March 31, 2019 and 2018.

A summary of the Company’s stock option activity for the three months ended March 31, 2019 is as follows (in thousands except per share amounts):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Outstanding, December 31, 2018	398	$17.09	8.2	$493
Granted	-
Exercised	-
Forfeited	-
Outstanding, March 31, 2019	398	$17.09	7.9	$203

Exercisable, March 31, 2019	143	$14.51	7.3	$123

(1)	The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on March 31, 2019 ($14.03) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	Stock-Based Compensation (cont.)

A summary of the Company’s stock unit award activity for the three months ended March 31, 2019 is as follows (in thousands except per share amounts):

	Number of Shares	Weighted Average Price per Share (2)	Weighted Average Fair Value (2)

Outstanding & Unvested, December 31, 2018	19	$18.20	$343
Granted	-
Converted to common stock	-
Cancelled	-
Forfeited	-
Outstanding & Unvested, March 31, 2019	19	$18.20	$343

(2)	Weighted average price per share is the weighted grant price based on the closing market price of each of the stock grants related to each grant of stock unit awards. The weighted average fair value is the weighted average share price times the number of shares.

As of March 31, 2019, a total of 844 thousand shares of common stock were reserved for issuance under the Plan, subject to shareholder approval at the 2019 annual meeting. As of March 31, 2019, the unamortized fair value of awards relating to outstanding SUAs and options was $1.0 million, which is expected to be amortized over a weighted average period of 2.7 years.

6.	Basic and Diluted Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The number of dilutive common equivalent shares outstanding during the period was determined in accordance with the treasury-stock method. Common equivalent shares consisted of common stock issuable upon the exercise of outstanding options and common stock issuable upon the vesting of outstanding, unvested SUAs. Basic and diluted weighted average common shares outstanding for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Weighted average common shares outstanding, basic	5,507	5,492
Dilutive common equivalent shares	31	64
Weighted average common shares outstanding, diluted	5,538	5,556

The computation of diluted earnings per share for the three month period ended March 31, 2019 excludes 274 thousand of stock awards and stock options, because the effect would be antidilutive.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

8.	Operating Leases

The Company currently has six operating leases for office and laboratory space used to conduct business (one of which is for a data center). The exercise of lease renewal options is at our discretion and the majority of renewals to extend the lease terms are not included in our Right-Of-Use (“ROU”) assets and lease liabilities as they are not reasonably certain of exercise. We regularly evaluate the renewal options and when they are reasonably certain of exercise, we include the renewal period in our lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.

As of March 31, 2019, the Company recognized a Right-Of-Use (“ROU”) asset with a corresponding operating lease liability of $1.6 million based on the present value of the minimum rental payments as a result of adoption of ASC Topic 842. The weighted average discount rate used for leases as of March 31, 2019 is 4.1%. The weighted average lease term as of March 31, 2019 is 2.1 years. The operating lease expense for the three months ended March 31, 2019 was $260 thousand.

Maturities and balance sheet presentation of our lease liabilities for all operating leases as of March 31, 2019 is as follows (in thousands):

2019	$795
2020	623
2021	130
2022	108
2023	18
Total Lease Payments	1,674
Less Interest:	(75)
Present value of lease liabilities	$1,599

Current operating lease liabilities	$950
Long-term operating lease liabilities	649
Total	$1,599

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	Debt and Other Financing Arrangements

On March 20, 2014, the Company entered into an equipment financing arrangement (“Loan Agreement”) with Banc of America Leasing & Capital, LLC, which it amended on August 8, 2014, September 15, 2015 and October 30, 2017. The terms of this arrangement are detailed in the 10-K.

The weighted average interest rate for all notes related to the Loan Agreement for the quarter ended March 31, 2019 was 4.2%, and represented $17 thousand of interest expense as compared to a rate of 3.4% and interest expense of $28 thousand for the comparable period in 2018. As of March 31, 2019, the interest rate was 4.2% and there was $1.5 million of outstanding debt related to the loan. The Company was in compliance with all loan covenants as of March 31, 2019.

The annual principal repayment requirements for debt obligations as of March 31, 2019 were as follows (in thousands):

2019	$312
2020	416
2021	416
2022	381
Total long-term debt	1,525
Less current portion of long-term debt	(416)
Total long-term debt, net of current portion	$1,109

10.	Revenue

The table below disaggregates our external revenue by major source (in thousands).  For additional revenue detail relating to geographic breakdown of sales, see Note 11 – “Business Segment Reporting”.

	Three Months Ended March 31,
	2019	2018
Testing	$9,023	$9,997
Shipping/Collection (hair)	735	824
Other	64	114
Total Revenue	$9,822	$10,935

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	Business Segment Reporting

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

	Three Months Ended March 31,
	2019	2018
Consolidated Revenue:
United States	$7,060	$7,295
Brazil	2,642	3,526
Other	120	114
Total Revenue	$9,822	$10,935

12.	Significant Customers

The Company had one customer that represented 27% of revenue for the three months ended March 31, 2019 and 32% of revenue for the three months ended March 31, 2018. The Company had two customers that represented 15% and 11% of the total accounts receivable balance as of March 31, 2019 and one customer which represented 20% of the total accounts receivable balance as of December 31, 2018.

13.	Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which was subsequently amended by ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842). which introduced the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The new standard established a right-of-use ("ROU") model that requires a lessee to record a lease asset and liability on the balance sheet for all leases with terms longer than 12 months. The standard became effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company adopted Topic 842 as of January 1, 2019 (see Note 8 – Operating Leases).

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting will be the inclusion of the annual disclosure requirement of changes in stockholders’ equity to interim periods. We adopted this rule for the quarter ended March 31, 2019.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	Accounting Pronouncements Issued But Not Yet Effective

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

15.	Subsequent Events

On April 23, 2019, the Company declared a quarterly dividend of $0.18 per share for a total of $991 thousand, which will be paid on May 17, 2019 to shareholders of record on May 7, 2019.

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

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent the Company’s estimates and assumptions only as of the filing date of this Report. The Company expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the filing date of this Report, in order to reflect changes in circumstances or expectations, or the occurrence of unanticipated events, except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” set forth in Part I Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as well as the risks and uncertainties discussed elsewhere in this Report. The Company qualifies all of its forward-looking statements by these cautionary statements. The Company cautions you that these risks are not exhaustive. The Company operates in a continually changing business environment and new risks emerge from time to time.

OVERVIEW

Revenue for the first quarter of 2019 was $9.8 million compared to $10.9 million in 2018, a decrease of 10%. The Company reported net income of $0.6 million, or $0.11 per diluted share for the three months ended March 31, 2019 versus $1.3 million, or $0.23 per diluted share for the same period in 2018, a decrease of 50%. Earnings decrease was primarily attributed to a reduction of international revenue, including the impact of change in exchange rate. The Company distributed $0.9 million or $0.18 per share of cash dividends to its shareholders in the three months ended March 31, 2019. The Company has paid 90 consecutive quarterly cash dividends.

RESULTS OF OPERATIONS

Revenue decline of 10% noted above consisted of 4% negative impact from foreign currency exchange, 4% decrease in volume (in part due to one less day for the quarter) and 2% impact from decrease of average revenue per sample, primarily as a result of business mix. The domestic business decreased 3%. The international business decreased 24%. The international revenue decrease was driven by foreign currency exchange and lower volume.

Gross profit was $4.4 million for the three months ended March 31, 2019, compared to $5.4 million for the same period in 2018, a decrease of $1.0 million, or 18%. Direct costs decreased by $0.2 million or 3% for the three months ended March 31, 2019 compared to the same period in 2018. The gross profit margin was 45% for the three months ended March 31, 2019 and 49% for the comparable period of 2018. The margin was adversely impacted by foreign currency exchange and lower sales volume as noted above.

General and administrative (“G&A”) expenses were $1.9 million for the three months ended March 31, 2019 and 2018. As a percentage of revenue, G&A expenses were 19% for the three months ended March 31, 2019 and 17% for the same period in 2018.

Marketing and selling expenses for the three months ended March 31, 2019 were $1.1 million compared to $1.2 million for the comparable period of 2018. Total marketing and selling expenses represented 11% of revenue for the three months ended March 31, 2019 and 2018.

Research and development (“R&D”) expenses were $0.4 million for the three months ended March 31, 2019 and 2018. R&D expenses represented 4% of revenue for the three months ended March 31, 2019 and 3% for the same period in 2018.

Provision for income taxes Our provision for income taxes consists primarily of federal and state income taxes in the United Sates and income taxes in Brazil. We estimate income taxes in each of the jurisdictions in which we operate. During the three months ended March 31, 2019 and 2018, the Company recorded tax provisions of $343 thousand and $687 thousand, respectively. These provisions represented effective tax rates of 35% for the three months ended March 31, 2019 and 2018. The Company currently expects the year-end tax rate to be to be approximately 35%. This rate can fluctuate significantly based on the mix of business and pre-tax income, as Brazil taxes are based on revenue.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2019, the Company had approximately $3.2 million of cash and $9.1 million of working capital. The Company's operating activities generated net cash of $0.4 million for the three months ended March 31, 2019. Investing activities used $0.1 million of cash while financing activities used $1.1 million of cash during the first three months of 2019.

Cash provided by operating activities of $0.4 million reflected net income of $0.6 million adjusted for depreciation and amortization of $765 thousand, stock-based compensation of $158 thousand, a decrease of deferred income taxes of $48 thousand and non-cash interest income of $55 thousand. This was affected by an increase in current assets of $0.4 million and a decrease in current liabilities of $0.6 million.

Cash used in investing activities of $0.1 million consisted primarily of costs related to internally developed software. We anticipate spending $0.5 million to $2.0 million in additional capital purchases for the remainder of 2019.

Cash used by financing activities of $1.1 million included cash dividends to shareholders of $1.0 million and $0.1 million from payments on long term debt. On April 23, 2019, the Company declared a quarterly dividend of $0.18 per share for an estimated total of $991 thousand, which will be paid on May 17, 2019 to shareholders of record on May 7, 2019.

Contractual obligations and other commercial commitments as of March 31, 2019 include operating lease commitments and outstanding debt, described in Notes 8 and 9, respectively of the Notes to Condensed Consolidated Financial Statements.

At March 31, 2019, the Company's principal sources of liquidity included an aggregate of approximately $3.2 million of cash and $3.9 of marketable securities (bank CD).  The Company had $9.1 million and $9.8 million of working capital as of March 31, 2019 and December 31, 2018, respectively. The new lease accounting standard negatively impacted the working capital amount by $1.0 million. Management currently believes that such funds should be adequate to fund anticipated working capital and capital equipment requirements for the next 12 months.   Depending upon the Company's results of operations and capital needs, the Company may use various financing sources to raise additional funds.

Brazilian Distributor Risks and Uncertainties

As the Company has previously disclosed, there are greater challenges and uncertainties in a new, large and developing market, such as Brazil. Psychemedics Brasil, our independent distributor in Brazil, has had 55% of its shares acquired by Instituto Hermes Pardini S.A., a provider of medical and diagnostic services in Brazil, including reference laboratory services. We are continuing our discussions with our distributor and its acquirer about the future of our distribution agreement (which either party may terminate upon prior written notice following July 2019), including whether it will be extended, terminated or replaced by a transition agreement for us to continue to sell our drug tests to our current distributor for a period of time. The outcome of these discussions is not certain, and any significant decrease in sales to our distributor would have a materially adverse impact on our business. However, we believe that the overall market demand for drug testing services in Brazil will continue to grow, and it remains uncertain whether the acquirer will have the capacity to supply our distributor with the volume of drug tests that we currently provide, at least in the near term. At the same time, we have also been exploring additional options in Brazil.

Item 4. Controls and Procedures

As of the end of the period covered by this report (the “evaluation date”) the Company’s management under the supervision and with the participation of the Company’s Chief Executive Officer and Vice President of Finance, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act. Based upon that evaluation, the Chief Executive Officer and Vice President - Finance concluded as of the evaluation date, that the Company’s disclosure controls and procedures were effective for ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that its disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

There has been no significant change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2018 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of treasury stock in the first three months of 2019.

Item 6. Exhibits

See Exhibit Index included in this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation

Date: April 25, 2019	By:	/s/ Raymond C. Kubacki
Raymond C. Kubacki
Chairman and Chief Executive Officer
(principal executive officer)

Date: April 25, 2019	By:	/s/ Neil L. Lerner
Neil L. Lerner
Vice President - Finance
(principal accounting officer)

PSYCHEMEDICS CORPORATION

FORM 10-Q

March 31, 2019

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

