Form 10-Q
period 2019-06-30
PSYCHEMEDICS CORP
filed 2019-07-24
CIK 806517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019
or

[ ]	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
for the transition period from _________ to __________

Commission file number: 1-13738

PSYCHEMEDICS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	58-1701987
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

289 Great Road
Acton, MA	01720
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number including area code:       (978) 206-8220

Securities registered pursuant to section 12(b) of the act:

Title of Class	Trading Symbol(s)	Name of each exchange on which registered
Common stock. $0.005 par value	PMD	The Nasdaq Stock Market, LLC.

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

The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at July 20, 2019 was 5,516,931.

PSYCHEMEDICS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(UNAUDITED)

	June 30, 2019	December 31, 2018

ASSETS
Current Assets:
Cash and cash equivalents	$7,097	$4,069
Marketable securities	—	3,905
Accounts receivable, net of allowance for doubtful accounts of $46 in 2019 and $67 in 2018	4,526	4,829
Prepaid expenses and other current assets	1,700	1,067
Total Current Assets	13,323	13,870

Fixed assets, net of accumulated amortization and depreciation of $14,820 in 2019 and $13,341 in 2018	9,503	10,177
Other assets	893	927
Operating lease right-of-use assets	1,416	—

Total Assets	$25,135	$24,974

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$704	$682
Accrued expenses	2,220	2,962
Current portion of long-term debt	416	416
Current portion of operating lease liabilities	861	—

Total Current Liabilities	4,201	4,060

Long-term debt	1,005	1,212
Deferred tax liabilities, long-term	897	955
Operating lease liabilities, long-term	555	—
Total Liabilities	6,658	6,227

Commitments and Contingencies (Note 7)

Shareholders' Equity:
Preferred stock, $0.005 par value, 873 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.005 par value; 50,000 shares authorized
Shares issued and outstanding: 6,185 in 2019 and 6,175 in 2018	31	31
Additional paid-in capital	31,809	31,523
Accumulated deficit	(1,916)	(1,326)
Less - Treasury stock, at cost, 668 shares	(10,082)	(10,082)
Accumulated other comprehensive loss	(1,365)	(1,399)

Total Shareholders' Equity	18,477	18,747

Total Liabilities and Shareholders' Equity	$25,135	$24,974

See accompanying notes to condensed consolidated financial statements

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenues	$9,289	$10,787	$19,111	$21,722
Cost of revenues	5,120	5,615	10,534	11,195

Gross profit	4,169	5,172	8,577	10,527

Operating Expenses:
General & administrative	1,355	1,457	3,270	3,308
Marketing & selling	1,088	1,301	2,217	2,540
Research & development	400	358	820	717

Total Operating Expenses	2,843	3,116	6,307	6,565

Operating income	1,326	2,056	2,270	3,962
Other income, net	22	24	48	56

Net income before provision for income taxes	1,348	2,080	2,318	4,018

Provision for income taxes	580	903	923	1,590

Net income	$768	$1,177	$1,395	$2,428

Other Comprehensive Income (Loss):
Foreign currency translation	82	(1,154)	34	(1,165)
Total Comprehensive Income	$850	$23	$1,429	$1,263

Basic net income per share	$0.14	$0.21	$0.25	$0.44

Diluted net income per share	$0.14	$0.21	$0.25	$0.44

Dividends declared per share	$0.18	$0.18	$0.36	$0.36

Weighted average common shares outstanding, basic	5,514	5,502	5,510	5,497

Weighted average common shares outstanding, diluted	5,523	5,554	5,535	5,552

See accompanying notes to condensed consolidated financial statements

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)

(UNAUDITED)

	Common Stock			Treasury Stock			Accumulated Other
	Shares	$0.005 par Value	Paid-In Capital	Shares	Cost	Accumulated Deficit	Comprehensive Income/(Loss)	Total
BALANCE, December 31, 2018	6,175	$31	$31,523	668	$(10,082)	$(1,326)	$(1,399)	$18,747
Shares issued – vested	10	—	—	—	—	—	—	—
Tax withholding related to employee stock vesting	—	—	(33)	—	—	—	—	(33)
Stock compensation expense	—	—	319	—	—	—	—	319
Cash dividends ($0.36 per share)	—	—	—	—	—	(1,985)	—	(1,985)
Net income	—	—	—	—	—	1,395	—	1,395
Other comprehensive income	—	—	—	—	—	—	34	34
BALANCE, June 30, 2019	6,185	$31	$31,809	668	$(10,082)	$(1,916)	$(1,365)	$18,477

BALANCE, December 31, 2017	6,160	$31	$31,022	668	$(10,082)	$(2,113)	$(238)	$18,620
Shares issued – vested	15	—	—	—	—	—	—	—
Tax withholding related to employee stock vesting	—	—	(92)	—	—	—	—	(92)
Stock compensation expense	—	—	278	—	—	—	—	278
Cash dividends ($0.33 per share)	—	—	—	—	—	(1,812)	—	(1,812)
Net income	—	—	—	—	—	2,428	—	2,428
Other comprehensive loss	—	—	—	—	—	—	(1,165)	(1,165)
BALANCE, June 30, 2018	6,175	$31	$31,208	668	$(10,082)	$(1,497)	$(1,403)	$18,257

See accompanying notes to condensed consolidated financial statements

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,395	$2,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,501	1,528
Deferred income taxes	(58)	(105)
Non-cash interest income	36	—
Stock-based compensation	319	278
Changes in assets and liabilities:
Accounts receivable	303	(857)
Other current assets	(633)	(253)
Accounts payable	(428)	322
Accrued expenses and accrued income taxes	(745)	259
Net cash provided by operating activities	1,690	3,600

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from short-term investments	3,810	—
Purchases of equipment and leasehold improvements	(165)	(281)
Cost of internally developed software	(191)	(152)
Other assets	14	(102)
Net cash provided by / (used in) investing activities	3,468	(535)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of tax withholding	(33)	(92)
Payments of equipment financing	(207)	(478)
Cash dividends paid	(1,985)	(1,812)
Net cash used in financing activities	(2,225)	(2,382)

Effect of exchange rate changes on cash and cash equivalents	95	(1,127)
Net increase (decrease) in cash and cash equivalents	3,028	(444)
Cash and cash equivalents, beginning of period	4,069	8,165
Cash and cash equivalents, end of period	$7,097	$7,721

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$1,499	$1,910
Cash paid for interest	$38	$56
Cash paid for operating leases	$523	$502
Right-of-use assets acquired through operating leases	$1,927	$—
Purchases of equipment through accounts payable and accrued liabilities	$450	$397

See accompanying notes to condensed consolidated financial statements

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation

The interim condensed consolidated financial statements of Psychemedics Corporation (the “Company”) presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018, included in the Company's 2018 Annual Report on Form 10-K (“10-K”), as filed with the Securities and Exchange Commission.

The condensed consolidated balance sheet as of June 30, 2019, the condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2019 and 2018, the condensed consolidated statements of shareholders’ equity for the six-month periods ended June 30, 2019 and 2018 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2019 and 2018 are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of results for these interim periods. The condensed consolidated balance sheet as of December 31, 2018 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months and six months ended June 30, 2019 may not be indicative of the results that may be expected for the year ending December 31, 2019, or any other period.

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

All investments with original maturities of more than 90 days are considered marketable securities. As of June 30, 2019, the Company had no marketable securities.

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

The Company’s 2006 Incentive Plan (“the Plan”) provides for cash-based awards or the grant or issuance of stock-based awards. As of December 31, 2018, 77 thousand shares remained available for future grant under the 2006 Plan. At the 2019 annual meeting, an additional 350 thousand shares were approved for grant. There were no other changes to the plan as described in the 10-K. As of June 30, 2019, 221 thousand shares remained available for future grant under the Plan.

Share-based compensation is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). The compensation cost charged against income is included in cost of revenues and operating expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Share-based compensation related to:
Stock option grants	$119	$73	$221	$131
Restricted Stock Unit awards ("RSUs")	42	70	98	147
Total share-based compensation	$161	$143	$319	$278

There was no income tax benefit recognized in the condensed consolidated statements of income for share-based compensation arrangements for the three-month or six-month periods ended June 30, 2019 and 2018.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	Stock-Based Compensation (continued)

A summary of the Company’s stock option activity for the six months ended June 30, 2019 is as follows (in 000’s except per share amounts):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
Outstanding, December 31, 2018	398	$17.09	8.2 years	$493
Granted	192	$10.60
Exercised	—
Forfeited	—
Outstanding, June 30, 2019	590	$14.98	8.4 years	$—

Exercisable, June 30, 2019	239	$14.55	7.4 years	$—

(1)	The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on June 30, 2019 ($10.09) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option.

A summary of the Company’s stock unit award (“SUA”) activity for the six months ended June 30, 2019 is as follows (in 000’s except per share amounts):

	Number of Shares	Weighted Average Price per Share (2)	Weighted Average Fair Value (2)
Outstanding & Unvested, December 31, 2018	19	$18.20	$343
Granted	18	$10.60	$191
Converted to common stock	(10)
Cancelled	(3)
Forfeited	—
Outstanding & Unvested, June 30, 2019	24	$12.84	$311

(2)	Weighted average price per share is the weighted grant price based on the closing market price of each of the stock grants related to each grant of stock unit awards. The weighted average fair value is the weighted average share price times the number of shares.

As of June 30, 2019, a total of 835 thousand shares of common stock were reserved for issuance under the Plan. As of June 30, 2019, the unamortized fair value of awards relating to outstanding SUAs and options was $1.6 million, which is expected to be amortized over a weighted average period of 3.1 years.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	Basic and Diluted Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The number of dilutive common equivalent shares outstanding during the period was determined in accordance with the treasury-stock method. Common equivalent shares consisted of common stock issuable upon the exercise of outstanding options and common stock issuable upon the vesting of outstanding, unvested SUAs. Basic and diluted weighted average common shares outstanding for the three months and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average common shares outstanding, basic	5,514	5,502	5,510	5,497
Dilutive common equivalent shares	9	52	25	55
Weighted average common shares outstanding, diluted	5,523	5,554	5,535	5,552

The computation of diluted earnings per share for the three and six month periods ended June 30, 2019 excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These stock awards are not included in the computation of diluted income per share because the effect would be antidilutive. For the three and six month periods ended June 30, 2019, the number of antidilutive stock awards excluded from the diluted earnings per share was 357 thousand and 246 thousand, respectively.

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

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	Operating Leases

The Company has six operating leases for office and laboratory space used to conduct business (one of which is for a data center). The exercise of lease renewal options is at our discretion and the majority of renewals to extend the lease terms are not included in our Right-Of-Use (“ROU”) assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options and when they are reasonably certain of exercise. The Company includes the renewal period in the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.

As of June 30, 2019, the Company recognized a Right-Of-Use (“ROU”) asset with a corresponding operating lease liability of $1.4 million based on the present value of the minimum rental payments as a result of adoption of ASC Topic 842. The weighted average discount rate used for leases as of June 30, 2019 is 4.1%. The weighted average lease term as of June 30, 2019 is 2.0 years. The operating lease expense for the three and six months ended June 30, 2019 was $0.3 million and $0.5 million, respectively.

Maturities and balance sheet presentation of the Company’s lease liabilities for all operating leases as of June 30, 2019 is as follows (in thousands):

2019	$548
2020	648
2021	156
2022	116
2023	18
Total Lease Payments	1,486
Less Interest:	(70)
Present value of lease liabilities	$1,416

Current operating lease liabilities	$861
Long-term operating lease liabilities	555
Total	$1,416

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	Debt and Other Financing Arrangements

On March 20, 2014, the Company entered into an equipment financing arrangement (“Loan Agreement”) with Banc of America Leasing & Capital, which it amended on August 8, 2014, September 15, 2015 and October 30, 2018. The terms of the arrangement are detailed in the 10-K.

The weighted average interest rate on outstanding debt under the Loan Agreement was 4.2% for the three and six months ended June 30, 2019. The interest expense was $17 thousand and $32 thousand for the three and six months ended June 30, 2019, respectively. As of June 30, 2019, the interest rate was 4.2% and there was $1.4 million of outstanding debt related under the loan agreement. The Company was in compliance with all loan covenants as of June 30, 2019.

The annual principal repayment requirements for debt obligations as of June 30, 2019 were as follows (in 000’s):

2019	$208
2020	416
2021	416
2022	381
Total long-term debt	1,421
Less current portion of long-term debt	(416)
Total long-term debt, net of current portion	$1,005

10.	Revenue

The table below disaggregates our external revenue by major source (in thousands).  For additional revenue detail relating to geographic breakdown of sales, see Note 11 – “Business Segment Reporting”.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Testing	$8,451	$9,864	$17,474	$19,896
Shipping/Collection (hair)	777	812	1,511	1,636
Other	61	111	126	190
Total Revenue	$9,289	$10,787	$19,111	$21,722

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	Business Segment Reporting

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Consolidated Revenue:
United States	$6,807	$7,565	$13,867	$14,860
Brazil	2,358	3,101	5,001	6,628
Other	124	121	243	234
Total Revenue	$9,289	$10,787	$19,111	$21,722

12.	Significant Customers

The Company had one customer that represented 26% of revenue for the six months ended June 30, 2019 and 31% for the comparable period in 2018. The Company had two customers that represented 15% and 11% of the total accounts receivable balance as of June 30, 2019 and one customer that represented 20% of the total accounts receivable balance as of December 31, 2018.

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

In August 2018, the SEC issued Release No. 33-10532 that amended and clarified certain financial reporting requirements. The principal change to our financial reporting is the inclusion of the annual disclosure requirement of changes in stockholders’ equity to interim periods. We adopted this rule for the quarter ended March 31, 2019.

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

On July 23, 2019, the Company declared a quarterly dividend of $0.18 per share for a total of $993 thousand, which will be paid on August 16, 2019 to shareholders of record on August 6, 2019.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involves risks and uncertainties. In particular, statements contained in this report which are not historical facts (including, but not limited to, the Company's expectations regarding earnings, earnings per share, revenues, operating cash flows, profitability, margins, pricing, dividends, future business, growth opportunities, new accounts, customer base, test volume, sales and marketing strategy, business strategy, general and administrative expenses, marketing and selling expenses, research and development expenses, anticipated operating results, foreign drug testing laws and regulations and the enforcement of such laws and regulations, including effective dates of such laws and regulations, required investments in plant, property and equipment, strategies with respect to governmental agencies and regulations, cost savings, capital expenditures, liquidity of investments, our relationship with our Brazilian distributor and market demand for drug testing services in Brazil and anticipated cash requirements) may be "forward-looking" statements. The Company's actual results may differ from those stated in any "forward-looking" statements. Factors that may cause such differences include, but are not limited to, risks associated with employee hiring practices of the Company’s principal customers, development of markets for new products and services offered by the Company, costs associated with capacity expansion, government regulation (including, but not limited to, Food and Drug Administration regulations and foreign government regulation including Brazilian commercial drivers license drug test laws and regulations), risks associated with the delay in the implementation of new regulations, risks associated with foreign currency fluctuations, R&D spending, competition (including, without limitation, competition from other companies pursuing the same growth opportunities), the Company’s ability to maintain its reputation and brand image, the ability of the Company to achieve its business plans, cost controls, leveraging of its global operating platform, risks of information technology system failures and data security breaches, the uncertain global economy, the Company’s ability to attract, develop and retain executives and other qualified employees and independent contractors, including distributors, the Company’s ability to obtain and protect intellectual property rights, litigation risks, and general economic conditions. With respect to the continued payment of cash dividends, factors include, but are not limited to, available surplus, cash flow, capital expenditure reserves required, debt service obligations, and other factors that the Board of Directors of the Company may take into account.

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

OVERVIEW

Revenue for the second quarter of 2019 was $9.3 million compared to $10.8 million in 2018, a decrease of 14%. The Company reported net income of $0.8 million, or $0.14 per diluted share for the three months ended June 30, 2019 versus $1.2 million, or $0.21 per diluted share for the same period in 2018, a decrease of 35%. The decrease in net income was primarily attributable to lower sales volume as compared to 2018. Revenue for the six months ended June 30, 2019 and 2018 was $19.1 million and $21.7 million, respectively, a decrease of 12%. Net income for the six months ended June 30, 2019 and 2018 was $1.4 million and $2.4 million, respectively, a decrease of 43%. The Company declared $0.36 per share of cash dividends to its shareholders in the six months ended June 30, 2019 compared to $0.36 for the same period in 2018. The Company has paid 91 consecutive quarterly cash dividends.

RESULTS OF OPERATIONS

Revenue decreased 14% for the three months ended June 30, 2019, primarily due to a 12% decrease in volume and a 2% negative impact from foreign currency exchange. Revenues from domestic business decreased 10%. Revenues from international business decreased 23%. Revenue decrease of 12% for the six months ended June 2019 was primarily due to a 9% decrease in volume and a 3% negative impact from foreign currency exchange. Revenues from domestic business decreased 7%. Revenues from international business decreased 24%.

Gross profit decreased 19% or $1.0 million to $4.2 million for the three months ended June 30, 2019, compared to $5.2 million for the same period in 2018. Direct costs decreased by $0.5 million or 9% for the three months ended June 30, 2019 compared to the same period in 2018. The gross profit margin was 45% and 48% for the three months ended June 30, 2019 and 2018, respectively. Gross profit for the six months ended June 30, 2019 decreased $2.0 million to $8.6 million for the comparable period in 2018. Direct costs decreased by $0.7 million or 6% for the six months ended June 30, 2019 when compared to the same period in 2018. The gross profit margin for the six month period ended June 30, 2019 was 45% compared to 48% for the comparable period in 2018. The decrease was primarily driven by the impact from lower revenue volume and from an unfavorable currency exchange.

General and administrative (“G&A”) expenses decreased 7% or $0.1 million to $1.4 million for the three months ended June 30, 2019 compared to $1.5 million for the same period in 2018. As a percentage of revenue, G&A expenses were 15% and 14% for the three months ended June 30, 2019 and 2018, respectively. General and administrative expenses were $3.3 million for the six months ended June 30, 2019 and 2018. As a percentage of revenue, G&A expenses were 17% and 15% for the six months ended June 30, 2019 and 2018, respectively.

Marketing and selling expenses decreased 16% or $0.2 million to $1.1 million for the three months ended June 30, 2019 compared to $1.3 million for the same period in 2018. Total marketing and selling expenses represented 12% of revenue for the three months ended June 30, 2019 and 2018. Marketing and selling expenses were $2.2 million and $2.5 million for the six months ended June 30, 2019 and 2018, respectively. As a percentage of revenue, marketing and selling expenses were 12% for the six months ended June 30, 2019 and 2018.

Research and development (“R&D”) expenses for the three months ended June 30, 2019 and 2018 were $0.4 million. R&D expenses represented 4% and 3% of revenue for the three months ended June 30, 2019 and 2018, respectively. R&D expenses were $0.8 million and $0.7 million for the six months ended June 30, 2019 and 2018, respectively. R&D expenses represented 4% and 3% of revenue for the six months ended June 30, 2019 and 2018, respectively.

Provision for income taxes consists primarily of federal and state income taxes in the United Sates and income taxes in Brazil. We estimate income taxes in each of the jurisdictions in which we operate. During the three months ended June 30, 2019 and 2018, the Company recorded tax provisions of $0.6 million and $0.9 million, respectively. These provisions represented an effective tax rate of 43% for the three months ended June 30, 2019 and 2018. During the six months ended June 30, 2019 and 2018, the Company recorded tax provisions of $0.9 million and $1.6 million, respectively. These provisions represented an effective tax rate of 40% for the six months ended June 30, 2019 and 2018. The Company currently expects the year-end tax rate to be approximately 40%. This rate can fluctuate significantly based on the mix of business and pre-tax income, as Brazil income taxes are based on revenue.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2019, the Company had approximately $7.1 million of cash and cash equivalents and $9.1 million of working capital. The Company's operating activities generated net cash of $1.7 million for the six months ended June 30, 2019. Investing activities provided $3.5 million of cash while financing activities used $2.2 million of cash during the first six months of 2019.

Cash provided by operating activities of $1.7 million reflected net income of $1.4 million adjusted for depreciation and amortization of $1.5 million, stock-based compensation of $0.3 million and a decrease of deferred income taxes of $0.1 million. This was affected by an increase in current assets of $0.3 million and a decrease in current liabilities of $1.2 million.

Cash provided by investing activities of $3.5 million reflected the sale of marketable securities of $3.8 million, purchases of equipment and leasehold improvements of $0.2 million and cost of internally developed software of $0.2 million. We anticipate spending less than $1.0 million in additional capital purchases for the remainder of 2019.

Cash used by financing activities of $2.2 million included cash dividends to shareholders of $2.0 million and $0.2 million from long-term debt payments.

Contractual obligations and other commercial commitments as of June 30, 2019 include operating lease commitments and outstanding debt, described in Notes 8 and 9, respectively of the Notes to Condensed Consolidated Financial Statements.

At June 30, 2019, the Company's principal sources of liquidity included an aggregate of approximately $7.1 million of cash and cash equivalents. The Company had $9.1 million and $9.8 million of working capital as of June 30, 2019 and December 31, 2018, respectively. The new lease accounting standard negatively impacted the working capital amount by $0.9 million. Management currently believes that such funds should be adequate to fund anticipated working capital and capital equipment requirements for the next 12 months.   Depending upon the Company's results of operations and capital needs, the Company may use various financing sources to raise additional funds.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

There were no purchases of treasury stock in the first six months of 2019.

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

Psychemedics Corporation

Date: July 24, 2019	By:	/s/ Raymond C. Kubacki
Raymond C. Kubacki
Chairman and Chief Executive Officer
(principal executive officer)

Date: July 24, 2019	By:	/s/ Neil L. Lerner
Neil L. Lerner
Vice President - Finance
(principal accounting officer)