Form 10-Q
period 2019-09-30
PSYCHEMEDICS CORP
filed 2019-10-24
CIK 806517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes X No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Accelerated filer	☒
Non–accelerated filer	☐
Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes___ No X

The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at October 20, 2019 was 5,516,931.

PSYCHEMEDICS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(UNAUDITED)

	September 30,	December 31,
	2019	2018

ASSETS
Current Assets:
Cash and cash equivalents	$6,492	$4,069
Marketable securities	-	3,905
Accounts receivable, net of allowance for doubtful accounts of $43 in 2019 and $67 in 2018	5,171	4,829
Prepaid expenses and other current assets	1,824	1,067
Total Current Assets	13,487	13,870

Fixed assets, net of accumulated amortization and depreciation of $15,530 in 2019 and $13,341 in 2018	9,139	10,177
Other assets	944	927
Operating lease right-of-use assets	3,214	-

Total Assets	$26,784	$24,974

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$372	$682
Accrued expenses	2,727	2,962
Current portion of long-term debt	416	416
Current portion of operating lease liabilities	1,171	-

Total Current Liabilities	4,686	4,060

Long-term debt	900	1,212
Deferred tax liabilities, long-term	817	955
Operating lease liabilities, long-term	2,361	-
Total Liabilities	8,764	6,227

Commitments and Contingencies (Note 7)

Shareholders' Equity:
Preferred stock, $0.005 par value, 873 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.005 par value; 50,000 shares authorized Shares issued and outstanding: 6,185 in 2019 and 6,175 in 2018	31	31
Additional paid-in capital	31,999	31,523
Accumulated deficit	(2,232)	(1,326)
Less - Treasury stock, at cost, 668 shares	(10,082)	(10,082)
Accumulated other comprehensive loss	(1,696)	(1,399)

Total Shareholders' Equity	18,020	18,747

Total Liabilities and Shareholders' Equity	$26,784	$24,974

See accompanying notes to condensed consolidated financial statements

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenues	$9,852	$11,016	$28,963	$32,738
Cost of revenues	5,470	5,658	16,004	16,853

Gross profit	4,382	5,358	12,959	15,885

Operating Expenses:
General & administrative	1,417	1,599	4,687	4,907
Marketing & selling	1,238	1,267	3,455	3,807
Research & development	393	372	1,213	1,089

Total Operating Expenses	3,048	3,238	9,355	9,803

Operating income	1,334	2,120	3,604	6,082
Other income/(expense), net	6	(9)	54	47

Net income before provision for income taxes	1,340	2,111	3,658	6,129

Provision for income taxes	663	836	1,586	2,426

Net income	$677	$1,275	$2,072	$3,703

Other Comprehensive Income (Loss):
Foreign currency translation	(330)	(180)	(297)	(1,346)
Total Comprehensive Income	$347	$1,095	$1,775	$2,357

Basic net income per share	$0.12	$0.23	$0.38	$0.67

Diluted net income per share	$0.12	$0.23	$0.37	$0.67

Dividends declared per share	$0.18	$0.18	$0.54	$0.51

Weighted average common shares outstanding, basic	5,517	5,507	5,513	5,500

Weighted average common shares outstanding, diluted	5,517	5,555	5,529	5,552

See accompanying notes to condensed consolidated financial statements

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)

(UNAUDITED)

	Common Stock			Treasury Stock			Accumulated Other
		$0.005	Paid-In			Accumulated	Comprehensive
	Shares	par Value	Capital	Shares	Cost	Deficit	Income/(Loss)	Total
BALANCE, December 31, 2018	6,175	$31	$31,523	668	$(10,082)	$(1,326)	$(1,399)	$18,747
Shares issued–vested	10	-	-	-	-	-	-	-
Tax withholding related to employee stock vesting	-	-	(33)	-	-	-	-	(33)
Stock compensation expense	-	-	509	-	-	-	-	509
Cash dividends ($0.54 per share)	-	-	-	-	-	(2,978)	-	(2,978)
Net income	-	-	-	-	-	2,072	-	2,072
Other comprehensive income	-	-	-	-	-	-	(297)	(297)
BALANCE, September 30, 2019	6,185	$31	$31,999	668	$(10,082)	$(2,232)	$(1,696)	$18,020

BALANCE, December 31, 2017	6,160	$31	$31,022	668	$(10,082)	$(2,113)	$(238)	$18,620
Shares issued–vested	15	-	-	-	-	-	-	-
Tax withholding related to employee stock vesting	-	-	(93)	-	-	-	-	(93)
Stock compensation expense	-	-	436	-	-	-	-	436
Cash dividends ($0.51 per share)	-	-	-	-	-	(2,806)	-	(2,806)
Net income	-	-	-	-	-	3,703	-	3,703
Other comprehensive loss	-	-	-	-	-	-	(1,346)	(1,346)
BALANCE, September 30, 2018	6,175	$31	$31,365	668	$(10,082)	$(1,216)	$(1,584)	$18,514

See accompanying notes to condensed consolidated financial statements

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,072	$3,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,219	2,302
Deferred income taxes	(138)	(152)
Non-cash interest income	35	-
Stock-based compensation	509	436
Changes in assets and liabilities:
Accounts receivable	(342)	(3,598)
Other current assets	(439)	(147)
Accounts payable	(335)	394
Accrued expenses and accrued income taxes	(220)	1,069
Net cash provided by operating activities	3,361	4,007

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from short-term investments	3,810	-
Purchases of equipment and leasehold improvements	(896)	(775)
Cost of internally developed software	(225)	(268)
Other assets	(47)	(96)
Net cash provided by / (used in) investing activities	2,642	(1,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of tax withholding	(33)	(93)
Payments of equipment financing	(312)	(717)
Cash dividends paid	(2,978)	(2,806)
Net cash used in financing activities	(3,323)	(3,616)

Effect of exchange rate changes on cash and cash equivalents	(257)	(1,401)
Net increase (decrease) in cash and cash equivalents	2,423	(2,149)
Cash and cash equivalents, beginning of period	4,069	8,165
Cash and cash equivalents, end of period	$6,492	$6,016

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$1,958	$2,289
Cash paid for interest	$47	$83
Cash paid for operating leases	$841	$-
Right-of-use assets acquired through operating leases	$4,382	$-
Purchases of equipment through accounts payable and accrued liabilities	$30	$65

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

The condensed consolidated balance sheet as of September 30, 2019, the condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2019 and 2018, the condensed consolidated statements of shareholders’ equity for the nine-month periods ended September 30, 2019 and 2018 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2019 and 2018 are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of results for these interim periods. The condensed consolidated balance sheet as of December 31, 2018 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months and nine months ended September 30, 2019 may not be indicative of the results that may be expected for the year ending December 31, 2019, or any other period.

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

All investments with original maturities of more than 90 days are considered marketable securities. As of December 31, 2018, the Company had one held-to-maturity security (a CD with Bank of America in Brazil) with a maturity of 180 days, which matured April 29, 2019.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Marketable Securities (continued)

The CD had an original cost and current fair value of BRL 15 million (USD $4.0 million). As of September 30, 2019, the Company had no marketable securities.

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

The Company’s 2006 Incentive Plan (“the Plan”) provides for cash-based awards or the grant or issuance of stock-based awards. As of December 31, 2018, 77 thousand shares remained available for future grant under the 2006 Plan. In 2019, an additional 350 thousand shares were approved for grant. There were no other changes to the plan as described in the 10-K. As of September 30, 2019, 221 thousand shares remained available for future grant under the Plan.

Share-based compensation is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). The compensation cost charged against income is included in cost of revenues and operating expenses as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Share-based compensation related to:
Stock option grants	$151	$102	$372	$233
Restricted Stock Unit awards ("RSUs")	39	56	137	203
Total share-based compensation	$190	$158	$509	$436

There was no income tax benefit recognized in the condensed consolidated statements of income for share-based compensation arrangements for the three-month or nine-month periods ended September 30, 2019 and 2018.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	Stock-Based Compensation (continued)

A summary of the Company’s stock option activity for the nine months ended September 30, 2019 is as follows (in 000’s except per share amounts):

		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise Price	Remaining	Intrinsic
	Shares	Per Share	Contractual Life (years)	Value(1)
Outstanding, December 31, 2018	398	$17.09	8.2	$493
Granted	192	$10.60
Exercised	-	-
Forfeited	-	-
Outstanding, September 30, 2019	590	$14.98	8.1	$-

Exercisable, September 30, 2019	239	$14.55	7.2	$-

(1)	The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on September 30, 2019 ($9.11) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option.

A summary of the Company’s stock unit award (“SUA”) activity for the nine months ended September 30, 2019 is as follows (in 000’s except per share amounts):

	Number of Shares	Weighted Average Price per Share (2)	Weighted Average Fair Value (2)

Outstanding & Unvested, December 31, 2018	19	$18.20	$343
Granted	18	$10.60	$191
Converted to common stock	(10)
Cancelled	(3)
Forfeited	-
Outstanding & Unvested, September 30, 2019	24	$12.84	$311

(2)	Weighted average price per share is the weighted grant price based on the closing market price of each of the stock grants related to each grant of stock unit awards. The weighted average fair value is the weighted average share price times the number of shares.

As of September 30, 2019, a total of 835 thousand shares of common stock were reserved for issuance under the Plan. As of September 30, 2019, the unamortized fair value of awards relating to outstanding SUAs and options was $1.4 million, which is expected to be amortized over a weighted average period of 2.9 years.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	Basic and Diluted Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The number of dilutive common equivalent shares outstanding during the period was determined in accordance with the treasury-stock method. Common equivalent shares consisted of common stock issuable upon the exercise of outstanding options and common stock issuable upon the vesting of outstanding, unvested SUAs. Basic and diluted weighted average common shares outstanding for the three months and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Weighted average common shares outstanding, basic	5,517	5,507	5,513	5,500
Dilutive common equivalent shares	-	48	16	52
Weighted average common shares outstanding, diluted	5,517	5,555	5,529	5,552

The computation of diluted earnings per share for the three and nine month periods ended September 30, 2019 excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These stock awards are not included in the computation of diluted income per share because the effect would be antidilutive. For the three and nine month periods ended September 30, 2019, the number of antidilutive stock awards excluded from the diluted earnings per share was 614 thousand and 357 thousand, respectively.

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

The Company has seven operating leases for office and laboratory space used to conduct business (one of which is for a data center). The exercise of lease renewal options is at our discretion and the majority of renewals to extend the lease terms are not included in our Right-Of-Use (“ROU”) assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options and when they are reasonably certain of exercise. The Company includes the renewal period in our lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at the lease commencement date in determining the net present value (NPV) of the lease payments.

In July 2019, the Company signed a 5-year lease for a laboratory facility in Culver, City California. The total payments for this lease is $2.8 million with a NPV of $2.5 million. This lease replaces a building in Culver City whose lease expires in January 2020. As of September 30, 2019, the Company recognized a Right-Of-Use (“ROU”) asset of $3.2 million and an operating lease liability of $3.5 million based on the present value of the minimum rental payments as a result of adoption of ASC Topic 842. The weighted average discount rate used for leases as of September 30, 2019 is 4.0%. The weighted average lease term as of September 30, 2019 is 4.2 years. The operating lease expense for the three and nine months ended September 30, 2019 was $0.3 million and $0.8 million, respectively.

Maturities and balance sheet presentation of the Company’s lease liabilities for all operating leases as of September 30, 2019 is as follows (in thousands):

2019	$273
2020	1,078
2021	644
2022	619
2023	584
2024	582
2025	145
Total Lease Payments	3,925
Less Interest:	(393)
Present value of lease liabilities	$3,532

Current operating lease liabilities	$1,171
Long-term operating lease liabilities	2,361
Total	$3,532

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	Debt and Other Financing Arrangements

On March 20, 2014, the Company entered into an equipment financing arrangement (“Loan Agreement”) with Banc of America Leasing & Capital, which it amended on August 8, 2014, September 15, 2015 and October 30, 2018. The terms of the arrangement are detailed in the 10-K.

The weighted average interest rate on outstanding debt under the Loan Agreement was 4.0% and 4.2% for the three and nine months ended September 30, 2019, respectively. The interest expense was $14 thousand and $46 thousand for the three and nine months ended September 30, 2019, respectively. As of September 30, 2019, the interest rate was 3.9% and there was $1.3 million of outstanding debt related under the loan agreement. The Company was in compliance with all loan covenants as of September 30, 2019.

The annual principal repayment requirements for debt obligations as of September 30, 2019 were as follows (in 000’s):

2019	$104
2020	416
2021	416
2022	380
Total long-term debt	1,316
Less current portion of long-term debt	(416)
Total long-term debt, net of current portion	$900

10.	Revenue

The table below disaggregates our external revenue by major source (in thousands).  For additional revenue detail relating to geographic breakdown of sales, see Note 11 – “Business Segment Reporting”.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Testing	$9,069	$10,125	$26,543	$30,022
Shipping/Collection (hair)	714	803	2,225	2,438
Other	69	88	195	278
Total Revenue	$9,852	$11,016	$28,963	$32,738

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	Business Segment Reporting

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Consolidated Revenue:
United States	$7,102	$7,535	$20,969	$22,392
Brazil	2,619	3,383	7,620	10,011
Other	131	98	374	335
Total Revenue	$9,852	$11,016	$28,963	$32,738

12.	Significant Customers

The Company had one customer that represented 27% and 26% of revenue for the three and nine months ended September 30, 2019, respectively. The Company had one customer that represented 31% of revenue for the three and nine months ended September 30, 2018. The Company had two customers that represented 17% and 13% of the total accounts receivable balance as of September 30, 2019 and one customer that represented 20% of the total accounts receivable balance as of December 31, 2018.

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

On October 22, 2019, the Company declared a quarterly dividend of $0.18 per share for a total of $993 thousand, which will be paid on November 15, 2019 to shareholders of record on November 5, 2019.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involves risks and uncertainties. In particular, statements contained in this report which are not historical facts (including, but not limited to, the Company's expectations regarding earnings, earnings per share, revenues, operating cash flows, profitability, margins, pricing, dividends, future business, growth opportunities, new accounts, customer base, test volume, sales and marketing strategy, business strategy, general and administrative expenses, marketing and selling expenses, research and development expenses, anticipated operating results, foreign drug testing laws and regulations and the enforcement of such laws and regulations, including effective dates of such laws and regulations, investments in plant, property, equipment and leasehold improvements, strategies with respect to governmental agencies and regulations, cost savings, capital expenditures, liquidity of investments, our relationship with our Brazilian distributor and market demand for drug testing services in Brazil and anticipated cash requirements) may be "forward-looking" statements. The Company's actual results may differ from those stated in any "forward-looking" statements. Factors that may cause such differences include, but are not limited to, risks associated with employee hiring practices of the Company’s principal customers, development of markets for new products and services offered by the Company, costs associated with capacity expansion, government regulation (including, but not limited to, Food and Drug Administration regulations and foreign government regulation including Brazilian commercial drivers license drug test laws and regulations), risks associated with the delay in the implementation of new regulations, risks associated with foreign currency fluctuations, R&D spending, competition (including, without limitation, competition from other companies pursuing the same growth opportunities), the Company’s ability to maintain its reputation and brand image, the ability of the Company to achieve its business plans, cost controls, leveraging of its global operating platform, risks of information technology system failures and data security breaches, the uncertain global economy, the Company’s ability to attract, develop and retain executives and other qualified employees and independent contractors, including distributors, the Company’s ability to obtain and protect intellectual property rights, litigation risks, and general economic conditions. With respect to the continued payment of cash dividends, factors include, but are not limited to, available surplus, cash flow, capital expenditure reserves required, debt service obligations, and other factors that the Board of Directors of the Company may take into account.

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

OVERVIEW

Revenue for the third quarter of 2019 was $9.9 million compared to $11.0 million for the comparable period in 2018, a decrease of 11%. The Company reported net income of $0.7 million, or $0.12 per diluted share for the three months ended September 30, 2019 versus $1.3 million, or $0.23 per diluted share for the same period in 2018, a decrease of 47%. The decrease in net income was primarily a result of lower international revenue. Revenue for the nine months ended 2019 was $29.0 million compared to $32.7 million in 2018, a decrease of 12%. Net income for the nine months ended September 30, 2019 was $2.1 million, or $0.37 per diluted share versus $3.7 million, or $0.67 per diluted share for the same period in 2018, a decrease of 44%. The Company declared $0.54 per share of cash dividends to its shareholders in the nine months ended September 30, 2019 and 2018. The Company has paid 92 consecutive quarterly cash dividends.

RESULTS OF OPERATIONS

Revenue decline of 11% for the three months ended September 30, 2019 was primarily due to a 12% decrease in volume. Revenues from domestic business decreased 6%. Revenues from international business decreased 21%. Revenue for the nine months ended September 2019 was $29.0 million compared to $32.7 million for the comparable period in 2018, a decrease of 12%. This was primarily due to a 10% decrease in volume and a 2% negative impact from foreign currency exchange.

Gross profit was $4.4 million for the three months ended September 30, 2019, compared to $5.4 million for the same period in 2018, a decrease of $1.0 million, or 18%. Direct costs decreased by $0.2 million or 3% for the three months ended September 30, 2019, compared to the same period in 2018. The gross profit margin was 44% for the three months ended September 30, 2019 versus 49% for the comparable period in 2018. The decrease in margin for the three months was primarily driven by the impact from lower revenue and from an increase in Brazil sales taxes as a result of a new distributor agreement (discussed below). Gross profit was $13.0 million for the nine months ended September 30, 2019, compared to $15.9 million for the same period in 2018, a decrease of $2.9 million, or 18%. Direct costs decreased by $0.9 million or 5% for the nine months ended September 30, 2019 when compared to the same period in 2018. The gross profit margin for the nine month period ended September 30, 2019 was 45% compared to 49% for the comparable period in 2018. The decrease in margin for the nine months was primarily driven by the impact from lower revenue.

General and administrative (“G&A”) expenses decreased 11% to $1.4 million for the three months ended September 30, 2019 from $1.6 million for the same period in 2018. As a percentage of revenue, G&A expenses were 14% and 15% for the three months ended September 30, 2019 and 2018, respectively. General and administrative expenses decreased 4% to $4.7 million for the nine months ended September 30, 2019 from $4.9 million for the same period in 2018. As a percentage of revenue, G&A expenses were 16% and 15% for the nine months ended September 30, 2019 and 2018, respectively.

Marketing and selling expenses decreased 2% to $1.2 million for the three months ended September 30, 2019 compared to $1.3 million for the same period in 2018. As a percentage of revenue, marketing and selling expenses were 13% and 12% for the three months ended September 30, 2019 and 2018, respectively. Marketing and selling expenses decreased 9% to $3.5 million for the nine months ended September 30, 2019 from $3.8 million for the same period in 2018. As a percentage of revenue, marketing and selling expenses were 12% for the nine months ended September 30, 2019 and 2018.

Research and development (“R&D”) expenses were $0.4 million for the three months ended September 30, 2019 and 2018. As a percentage of revenue, R&D expenses were 4% and 3% for the three months ended September 30, 2019 and 2018, respectively. R&D expenses increased 11% to $1.2 million for the nine months ended September 30, 2019 compared to $1.1 million for the comparable period of 2018. As a percentage of revenue, R&D expenses were 4% and 3% for the nine months ended September 30, 2019 and 2018, respectively.

Provision for income taxes consists primarily of federal and state income taxes in the United Sates and income taxes in Brazil. We estimate income taxes in each of the jurisdictions in which we operate. During the three months ended September 30, 2019 and 2018, the Company recorded tax provisions of $0.7 million and $0.8 million, respectively. These provisions represented effective tax rates of 49% for the three months ended September 30, 2019 and 40% for the comparable period of 2018. During the nine months ended September 30, 2019 and 2018, the Company recorded tax provisions of $1.6 and $2.4 million, respectively. These provisions represented effective tax rates of 43% for the nine months ended September 30, 2019 and 40% for the comparable period of 2018. The Company currently expects the year-end tax rate to be approximately 43%. This rate can fluctuate significantly based on the mix of business and pre-tax income, as Brazil taxes are based on revenue.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2019, the Company had approximately $6.5 million of cash and cash equivalents and $8.8 million of working capital. The Company's operating activities generated net cash of $3.4 million for the nine months ended September 30, 2019. Investing activities provided $2.6 million of cash while financing activities used $3.3 million of cash during the first nine months of 2019.

Cash provided by operating activities of $3.4 million reflected net income of $2.1 million adjusted for depreciation and amortization of $2.2 million, stock-based compensation of $0.5 million and a decrease of deferred income taxes of $0.1 million. This was affected by an increase in current assets of $0.8 million and a decrease in current liabilities of $0.6 million.

Cash provided by investing activities of $2.6 million reflected the sale of marketable securities of $3.8 million, purchases of equipment and leasehold improvements of $0.9 million and cost of internally developed software of $0.2 million. We anticipate spending approximately $0.5 million in additional equipment purchases for the remainder of 2019. Additionally, approximately $2.2 to $2.7 million will be spent on leasehold improvements. These improvements relate to a transition the Company is making from one facility in Culver City to a new facility in Culver City.

Cash used by financing activities of $3.3 million included cash dividends to shareholders of $3.0 million and $0.3 million from long-term debt payments.

Contractual obligations and other commercial commitments as of September 30, 2019 include operating lease commitments and outstanding debt, described in Notes 8 and 9, respectively of the Notes to Condensed Consolidated Financial Statements.

At September 30, 2019, the Company's principal sources of liquidity included an aggregate of approximately $6.5 million of cash and cash equivalents. The Company had $8.8 million and $9.8 million of working capital as of September 30, 2019 and December 31, 2018, respectively. The new lease accounting standard negatively impacted the working capital amount by $1.2 million. Management currently believes that such funds should be adequate to fund anticipated working capital and capital equipment requirements for the next 12 months.   Depending upon the Company's results of operations and capital needs, the Company may use various financing sources to raise additional funds.

New Brazilian Distributor Agreement

In September 2019, the Company entered into a new distribution agreement in Brazil with its existing independent distributor in Brazil and a related entity. As previously disclosed, in 2018, a majority interest in Psychemedics Brasil was acquired by Instituto Hermes Pardini S.A. (IHP). Under the new agreement, the Company’s existing distributor was appointed as a non-exclusive distributor to sell, promote and distribute Psychemedics’ hair drug testing services for an indefinite term. The agreement may be terminated for any reason by either Psychemedics or the distributor following 90 days’ written notice. IHP and its controlled companies are restricted to distributing only Psychemedics’ hair drug tests and the hair drug tests of one other IHP Company. The agreement provides for Psychemedics’ hair drug tests to be marketed, sold, and reported in Brazil under the Psychemedics Corporation brand name, with all related materials so identified. This agreement also allows the Company to pursue other distribution opportunities in Brazil.

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

Under the Company’s new distribution agreement with its Brazilian distributor (see Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – New Brazilian Distributor Agreement), the distribution agreement may be terminated for any reason by either the Company or its distributor following 90 days’ written notice. Although the agreement permits Psychemedics to pursue other distribution policies in Brazil, any significant decrease in our sales to our distributor in Brazil absent a suitable replacement would have a materially adverse impact on our business.

International operations also require us to devote significant management resources to implement our controls and systems in new markets, to comply with the U.S. Foreign Corrupt Practices Act and similar anti-corruption laws in non-U.S. jurisdictions and to overcome challenges based on differing languages and cultures.

Except as noted above, there have been no material changes in our risk factors from those disclosed in our 2018 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of treasury stock in the first nine months of 2019.

Item 6. Exhibits

10.13.2	Lease dated July 29, 2019 with Culver City/Hannum, LLC with respect to 5750 Hannum premises in Culver City, CA
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation

Date: October 24, 2019	By: /s/ Raymond C. Kubacki
Raymond C. Kubacki
Chairman and Chief Executive Officer
(principal executive officer)

Date: October 24, 2019	By: /s/ Neil L. Lerner
Neil L. Lerner
Vice President - Finance
(principal accounting officer)