Form 10-K
period 2019-12-31
PSYCHEMEDICS CORP
filed 2020-02-25
CIK 806517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒
Smaller Reporting Company ☒	Emerging Growth Company ☐

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

As of June 30, 2019, there were 5,516,931 shares of Common Stock of the Registrant outstanding. The aggregate market value of the Common Stock of the Registrant held by non-affiliates (assuming for these purposes, but not conceding, that all executive officers, directors and 5% shareholders are “affiliates” of the Registrant) as of June 30, 2019 was approximately $37 million, computed based upon the closing price of $10.09 per share on June 28, 2019.

As of February 25, 2020, there were 5,516,931 shares of Common Stock of the Registrant outstanding.

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
For the Year Ended December 31, 2019

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

Item 1. Business

General

Psychemedics Corporation is a Delaware corporation organized on September 24, 1986. The consolidated financial statements of the Company include the accounts and results of operations of Psychemedics Corporation and its wholly-owned subsidiary Psychemedics International, LLC (Delaware) and their jointly-owned subsidiary Psychemedics Laboratórios Ltda (Brazil). All significant inter-company balances and transactions have been eliminated in consolidation. A majority of the Company’s assets are located within the United States. The Company provides testing services for the detection of drugs of abuse through the analysis of hair samples. The Company’s testing methods utilize a patented technology that digests the hair and releases drugs trapped in the hair without destroying the drugs. This is fundamental to the entire process because the patented method gets virtually 100% of the drug out of the hair, and if you cannot get the drug out of the hair, you cannot measure it. The Company then performs a proprietary custom-designed patented (US 10,539,580) enzyme immunoassay (EIA) on the liquid supernatant, with confirmation testing by mass spectrometry.

The Company’s primary application of its patented technology is as a testing service that analyzes hair samples for the presence of certain drugs of abuse. The Company’s customized proprietary EIA procedures to drug test hair samples differ from the more commonly used immunoassay procedures employed by other hair testing companies. The Company’s testing results provide quantitative information that can indicate the approximate amount of drug ingested as well as historical data, which can show a pattern of individual drug use over a longer period of time, thereby providing superior detection compared to other types of drug testing. This information is useful to employers for both applicant and employee testing, as well as treatment professionals, law enforcement agencies, school administrators, and parents concerned about their children’s drug use. The Company provides screening and confirmation by mass spectrometry using industry-accepted practices for cocaine, marijuana, PCP, amphetamines (including ecstasy, eve and Adderall), opiates (including heroin, hydrocodone, hydromorphone, oxycodone, oxymorphone and codeine), synthetic cannabinoids (including K2, Spice, Blaze), benzodiazepines (Xanax®, Valium®, and Ativan®), nicotine and Fentanyl. In addition, in 2013, the Company launched a hair test for alcohol which also looks back on use over a 90 day period, as our hair drug tests do.

Testing services are currently performed at the Company’s Culver City, California campus located at 5832 Uplander Way and 5750 Hannum Avenue.

Background on Drug Testing with Hair

When certain chemical substances enter the bloodstream, the blood carries these substances to the hair where they become “entrapped” in the protein matrix in amounts approximately proportional to the amount ingested. The Company utilizes a patented drug extraction method followed by a unique patented enzyme immunoassay (EIA) procedure to identify drugs in the hair. The patented drug extraction method effectively releases drugs from the hair without destroying the drugs, getting virtually 100% of the drug out of the hair. The patented method can be used with a broad range of immunoassay screen techniques and mass spectrometry methods.

The immunoassays used by the company have been patented under the name “Solid Phase Multi-Analyte Assay.” The immunoassays produced by the Psychemedics R&D team were uniquely designed specifically to meet and even exceed the standards of radioimmunoassay (“RIAH”), the original testing method created and utilized by the Company prior to 2013. Because Psychemedics is the only hair testing laboratory that manufactures its own screening assays, it has full control over all aspects of its technology, and that powerful advantage facilitated the Company's creation of its EIA assays with equivalence to its own previously FDA-cleared radioimmunoassays.

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

The Company has received 510k clearance from the Food and Drug Administration (FDA) on nine EIA assays used to test head and body hair for drugs of abuse.

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

Intellectual Property

Certain aspects of the hair analysis method currently used by the Company are covered by US and foreign patents owned by the Company. The Company has been granted a total of twelve US patents, including a patent issued to the Company in 2011 that focuses on digesting hair and releasing drugs trapped in the hair without destroying the drugs. This patent can be used with a broad range of immunoassay screen techniques, mass spectrometry methods, and chromatographic procedures. In 2012, the Company received an additional US patent that extended the range of the patent received in 2011. More recently, two US patents related to integrity testing of hair samples issued in 2015 and 2016, and a US patent application directed to detection of multiple analytes was allowed. Additional patent applications are currently pending in the U.S. and internationally. In 2019, US Patent 10,539,580 was issued covering our Solid Phase Multi-Analyte Assay used in all our cleared EIA FDA submissions.

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

Geographic Scope

Revenues outside the United States were 27%, 32% and 34% of consolidated revenues for 2019, 2018 and 2017, respectively.

Distribution

The Company markets its corporate drug testing services through its own sales force and through distributors. The Company markets its home drug testing service, PDT-90, through the internet.

The business in Brazil is sold through the distributor, Toxicologia Pardini, Ltda (“Pardini Tox”). In 2018, the Company’s independent distributor, Psychemedics Exames Toxicológicos (“Exames”) was acquired by Instituto Hermes Pardini S.A. (“Pardini”), a provider of medical and diagnostic services in Brazil, including reference laboratory services. Pardini then renamed Exames to Pardini Tox, which operates as a subsidiary to Pardini. In September 2019, the Company entered into a new distribution agreement in Brazil with Pardini Tox and its affiliate Sansão Holding S.A. The new agreement replaced our prior distribution agreement with Exames. Under the new agreement, Pardini Tox and Sansão were appointed as a non-exclusive distributor to sell, promote and distribute the Company’s hair drug testing services for an indefinite term, with either the Company or the distributor being able to cancel the agreement upon 90-days’ prior written notice. Under this new agreement, Pardini and Pardini Tox are only permitted to sell the Company’s hair drug test or Pardini’s own competing hair drug test in Brazil. The agreement requires that the Psychemedics’ hair drug tests be marketed, sold, and reported in Brazil under the Psychemedics Corporation brand name, with all related materials so identified, and with actual testing services of Psychemedics’ tests to continue to be performed by Psychemedics at its laboratory in California.

In 2016, the Company was certified as a Center of Excellence by BenchmarkPortal for its customer service function. Customer service is a key component to the sales and support function and this certification validates the efforts by the Company to support our customers. The Company was recertified in 2017 and 2018.

Significant Customers

The Company had one customer, Pardini Tox that represented 26%, 31% and 33% of total revenue for the years ended December 31, 2019, 2018 and 2017, respectively. Pardini Tox accounted for 13% and 20% of the total accounts receivable balance as of December 31, 2019 and 2018, respectively. The Company had one other customer that accounted for 11% of the total accounts receivable balance as of December 31, 2019.

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

In 2019, the Company received 510k clearance from the FDA to market one additional assay utilizing the Company’s custom developed EIA technology.

Research and Development

The Company is continuously engaged in research and development activities. During the years ended December 31, 2019, 2018 and 2017, $1.6 million, $1.6 million and $1.4 million, respectively, were expended for research and development. The Company continues to perform research activities to develop new products and services and to improve existing products and services utilizing the Company’s proprietary technology. The Company also continues to evaluate methodologies to enhance its drug screening capabilities. Additional research using the Company’s proprietary technology is being conducted by outside research organizations through government-funded studies.

Employees

As of December 31, 2019, the Company had 204 employees, 4 of whom are in R&D. None of the Company’s employees are subject to a collective bargaining agreement.

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

Although we conduct a majority of our business in the United States, a significant portion of our business is derived from Brazil. Our international operations increase our exposure to the inherent risks of doing business in international markets. Depending on the market, these risks include without limitation:

•	changes in the local economic environment or local laws or regulations

•	political instability, social changes, local market practices and changes

•	intellectual property legal protections and remedies

•	trade regulations

•	foreign currency exchange rate fluctuations

•	attracting and retaining qualified employees and independent contractors including distributors

•	export and import and exchange controls

•	weak legal systems which may affect our ability to enforce contractual rights

•	our reliance on one distributor in Brazil

As the Company previously disclosed, there are greater challenges and uncertainties in a new, large and developing market, such as Brazil. See Item 1. Business – Distribution, for discussion on the Company’s Brazilian distributor.

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

We currently have revenues from many countries, however, we are only subject to currency exchange risk related to the Brazilian Real. We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. In addition, while we share currency exchange risk with our Brazilian distributor on some of the tests, changes in currency exchange rates have had, and will continue to have, an impact on our revenues, results of operations and comprehensive income. There can be no assurance that currency exchange rate fluctuations will not adversely affect our results of operations, financial condition and cash flows.

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

Because the Company has historically paid dividends, any cessation of our program or reduction in our quarterly dividend could affect our stock price. As of December 31, 2019, the Company has paid dividends on our common stock for ninety-three consecutive quarters. It is our intent to continue this practice as long as we are able. However, if we are forced to cease this practice or reduce the amount of the regular dividend, due to operating or economic conditions, our stock price could suffer. Further, if the Company ceases its future dividends, a return on investment in our common stock would depend entirely upon future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

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

The Company leases two facilities for laboratory purposes in Culver City, California. The first is 14 thousand square feet of space with an additional 10 thousand square feet of storage space. This facility is leased through December 2020 with an option to renew for an additional two years. The second facility of 16 thousand square feet is leased through April 2025.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NASDAQ Stock Market under the symbol “PMD”. As of February 20, 2020, there were 158 record holders of the Company’s common stock. The number of record owners was determined from the Company’s stockholder records maintained by the Company’s transfer agent and does not include beneficial owners of the Company’s common stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of the Company’s common stock held by others as or in nominee names exceeds 3,000.

The following table sets forth for the periods indicated the range of prices for the Company’s common stock as reported by the NASDAQ Stock Market and dividends declared by the Company.

	High	Low	Dividends
Fiscal 2019:
First Quarter	$19.64	$13.68	$0.18
Second Quarter	14.67	9.25	0.18
Third Quarter	10.36	7.12	0.18
Fourth Quarter	9.80	8.30	0.18
Fiscal 2018:
First Quarter	$22.88	$18.69	$0.15
Second Quarter	21.50	17.98	0.18
Third Quarter	22.31	18.38	0.18
Fourth Quarter	19.00	13.94	0.18

The Company has paid dividends over the past twenty-three years. It most recently declared a dividend on February 11, 2020, which will be paid on March 3, 2020. The Company’s current intention is to continue to declare dividends to the extent funds are available and not required for operating purposes or capital requirements, and only then, upon approval by the Board of Directors.

Issuer Purchases of Equity Securities

During 2019, the Company did not repurchase any common shares for treasury.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of common stock of the Company during 2019.

Performance Graph

Calculated by the Company using www.yahoo.com/finance historical prices

	2014	2015	2016	2017	2018	2019
PSYCHEMEDICS CORPORATION	100.00	70.89	170.83	147.59	121.19	81.58
RUSSELL 2000 INDEX	100.00	94.29	112.65	127.46	111.94	138.50
NASDAQ COMPOSITE INDEX	100.00	105.73	113.66	145.76	140.10	189.45

(1)	The above graph assumes a $100 investment on December 31, 2014, through the end of the 5-year period ended December 31, 2019 in the Company’s Common Stock, the Russell 2000 Index and the NASDAQ Composite Index. The prices all assume the reinvestment of dividends.

(2)	The Russell 2000 Index is composed of the smallest 2,000 companies in the Russell 3,000 Index. The Company has been unable to identify a peer group of companies that engage in testing of drugs of abuse, except for large pharmaceutical companies where such business is insignificant to such companies’ other lines of businesses. The Company therefore uses in its proxy statements a peer index based on market capitalization.

(3)	The NASDAQ Composite Index includes companies whose shares are traded on the NASDAQ Stock Market.

Item 6. Selected Financial Data

The selected financial data presented below is derived from our financial statements and should be read in connection with those statements.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except for per share data)
Revenue	$37,678	$42,674	$39,701	$38,980	$26,975
Gross profit	16,444	20,618	19,822	21,450	12,717
Income from operations	2,998	7,610	8,157	10,110	1,471
Net income	1,542	4,584	6,121	6,678	1,511
Total assets	27,531	24,974	26,508	25,032	22,036
Working capital	7,016	9,810	9,640	6,359	4,564
Shareholders’ equity	16,820	18,747	18,620	15,607	11,674
Basic net income per share	$0.28	$0.83	$1.12	$1.23	$0.28
Diluted net income per share	$0.28	$0.83	$1.10	$1.22	$0.28
Cash dividends declared per common share	$0.72	$0.69	$0.60	$0.60	$0.60

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

Overview

Psychemedics Corporation is the world’s largest provider of hair testing for drugs of abuse, utilizing a patented hair analysis method involving digestion of hair, enzyme immunoassay technology and confirmation by mass spectrometry to analyze human hair to detect abused substances. The Company’s customers include Fortune 500 companies, as well as small to mid-size corporations, schools and governmental entities, located in the United States and internationally. During the year ended December 31, 2019, the Company produced $37.7 million in revenue, while generating a gross margin of 44% and pre-tax margins of 8%. The Company had net income of $1.5 million and diluted earnings per share of $0.28 for the year ended December 31, 2019, a decrease of $3.0 million, or 66% from the prior year, primarily due to lower sales volume and a one-time non-income related tax expense (included in General and administrative expense) from the repatriation of most of the company funds from Brazil to the United States. The impact of this on pre-tax income was $0.8 million, with an after-tax impact of $0.7 million, or $0.12 per diluted earnings per share. Operating income in 2019 was $3.0 million, down 61% due primarily due to lower sales volume and the one-time tax expense noted above.

At December 31, 2019, the Company had $7.3 million of cash. During 2019, the Company had operating cash flow of $4.3 million and it distributed approximately $4.0 million or $0.72 per share of cash dividends to its shareholders. In addition, the Company spent approximately $1.7 million on equipment, leasehold improvements and software development. As of December 31, 2019, the Company has paid ninety-three consecutive quarterly cash dividends.

The following table sets forth, for the periods indicated, the selected statements of operations data as a percentage of total revenue:

	Year Ended December 31,
	2019	2018	2017
Revenue	100.0%	100.0%	100.0%
Cost of revenue	56.4%	51.7%	50.1%
Gross profit	43.6%	48.3%	49.9%

Operating expenses:
General and administrative	19.2%	15.1%	14.2%
Marketing and selling	12.4%	11.8%	11.8%
Research and development	4.2%	3.6%	3.4%
Total operating expenses	35.7%	30.5%	29.4%
Operating income	8.0%	17.8%	20.5%
Other income (expense)	0.2%	0.1%	0.1%
Income before taxes	8.1%	17.9%	20.6%
Provision for income taxes	4.0%	7.2%	5.2%
Net income	4.1%	10.7%	15.4%

Revenue by Geographic Region

	Year Ended December 31,
	2019	2018	2017
Consolidated Revenue:
United States	$27,329	$29,189	$26,327
Brazil	9,819	13,046	13,069
Other	530	439	305
Total Revenue	$37,678	$42,674	$39,701

Results for the Year Ended December 31, 2019 Compared to Results for the Year Ended December 31, 2018 (in thousands)

	2019	2018	Change	%
Revenue	$37,678	$42,674	$(4,996)	-12%
Cost of revenue	21,234	22,056	(822)	-4%
Gross profit	16,444	20,618	(4,174)	-20%

Operating expenses:
General and administrative	7,221	6,430	791	12%
Marketing and selling	4,658	5,027	(369)	-7%
Research and development	1,567	1,551	16	1%
Total operating expenses	13,446	13,008	438	3%
Operating income	2,998	7,610	(4,612)	-61%
Other income (expense)	58	43	15	35%
Income before taxes	3,056	7,653	(4,597)	-60%
Provision for income taxes	1,514	3,069	(1,555)	-51%
Net income	$1,542	$4,584	$(3,042)	-66%

Revenue: Total revenue decline of 12% was primarily due to an 11% decrease in volume and a 1% decrease in average revenue per sample. International revenue was down 23% (due to decline in volume from unfavorable market forces in Brazil) and domestic revenue was down 6% from 2018 to 2019. See geographic breakdown of revenue above. It would appear that our Brazil driver license business will continue to decline in 2020 unless changes in the Brazilian law requiring more frequent professional driver testing that were due to go into effect in 2018, go into effect in 2020, of which there can be no assurance.

Gross profit: The decrease in gross profit was primarily due to lower sales volume. This lower volume was the primary factor in the gross margin reduction from 48% in 2018 to 44% in 2019. Gross profit was also adversely impacted by higher foreign taxes on Brazil revenue and additional costs related to the Company’s new leased facility in California.

General and administrative (“G&A”) expenses: G&A expenses included a one-time charge of $0.8 million of taxes related to the repatriation of cash from Brazil to the United States. Without this transaction, G&A expenses would have been down 1%.

Marketing and selling expenses: The decrease in marketing and selling expenses was primarily a result of lower personnel related costs in 2019, specifically lower recruiting fees and commissions.

Income Taxes: During the year ended December 31, 2019, the Company recorded a tax provision of $1.5 million representing a tax rate of 50% compared to a tax rate of 40% in 2018. Approximately 10% of the tax provision in 2019 was attributed to domestic taxes, with the other 90% attributed to Brazil. Brazil income taxes are based on sales, not pre-tax income which can cause significant changes to the effective tax rate. For information regarding additional matters related to our taxes, please see Note 5 — "Income taxes" to the financial statements included in this Annual Report.

Results for the Year Ended December 31, 2018 Compared to Results for the Year Ended December 31, 2017 (in thousands)

	2018	2017	Change	%
Revenue	$42,674	$39,701	$2,973	7%
Cost of revenue	22,056	19,879	2,177	11%
Gross profit	20,618	19,822	796	4%

Operating expenses:
General and administrative	6,430	5,642	788	14%
Marketing and selling	5,027	4,666	361	8%
Research and development	1,551	1,357	194	14%
Total operating expenses	13,008	11,665	1,343	12%
Operating income	7,610	8,157	(547)	-7%
Other expense	43	20	23	115%
Income before taxes	7,653	8,177	(524)	-6%
Provision for (benefit from) income taxes	3,069	2,056	1,013	49%
Net income	$4,584	$6,121	$(1,537)	-25%

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

Liquidity and Capital Resources

The Company had $7.3 million and $4.1 million of cash as of December 31, 2019 and 2018, respectively. The Company also had $3.9 million of marketable securities as of December 31, 2018. The Company’s operating activities generated net cash of $4.3 million in 2019, $7.9 million in 2018 and $9.1 million in 2017. Investing activities provided $2.1 million in 2019 and used $5.4 million in 2018 and $1.2 million in 2017. Financing activities used $3.0 million in 2019, $5.6 million in 2018 and $3.5 million in 2017.

Operating cash flow of $4.3 million in 2019 primarily reflected net income of $1.5 million adjusted for depreciation and amortization of $2.9 million, stock compensation expense of $0.8 million, and a decrease in net deferred tax liabilities of $0.4 million. Operating cash flow was affected by the following changes in assets and liabilities: a decrease in accounts receivable of $1.0 million, an increase in accounts payable of $0.5 million, an increase in accrued expenses of $0.7 million, and an increase in prepaid expenses (and other current assets) of $0.4 million. The operating cash flow was $3.6 million less than in 2018 which was primarily driven by lower net income.

Operating cash flow of $7.9 million in 2018 primarily reflected net income of $4.6 million adjusted for depreciation and amortization of $3.1 million, stock compensation expense of $0.6 million, and a decrease in net deferred tax liabilities of $0.3 million. Operating cash flow was affected by the following changes in assets and liabilities: an increase in accounts receivable of $0.4 million, an increase in accounts payable of $0.1 million, an increase in accrued expenses of $0.1 million, and a decrease in prepaid expenses (and other current assets) of $0.1 million. The operating cash flow was $1.2 million less than in 2018.

Operating cash flow of $9.1 million in 2017 primarily reflected net income of $6.1 million adjusted for depreciation and amortization of $2.8 million, stock compensation expense of $0.6 million, and an increase in net deferred tax liabilities of $1.5 million. The net deferred tax liability was significantly different than in prior years due to change in the tax law. See income tax discussion above. Operating cash flow was affected by the following changes in assets and liabilities: a decrease in accounts receivable of $1.3 million, a decrease in accounts payable of $1.0 million, an increase in accrued expenses of $0.9 million, and an increase in prepaid expenses (and other current assets) of $0.1 million. The operating cash flow was $0.1 million less than in 2017.

Investing cash flow principally reflected investments in marketable securities and the purchase of capital expenditures. Marketable securities transactions consisted of the sale of one CD for $3.8 million in 2019 and the purchase of one CD for $4.0 in 2018. Capital expenditures were $1.7 million, $1.2 million and $1.2 million in 2019, 2018 and 2017, respectively. In 2019, the expenditures related principally to laboratory equipment and computer software. Capitalized patent costs and an increase in long term assets were $56 thousand, $133 thousand, and $49 thousand in 2019, 2018, and 2017, respectively.

During 2019, 2018 and 2017, the Company did not repurchase any shares of common stock for treasury. The Company has authorized 750,000 shares for repurchase since June of 1998, of which 250,000 shares of common stock were authorized in March of 2008 for repurchase. Since 1998, a total of 550,684 shares have been repurchased. The Company also distributed cash dividends to its shareholders of $4.0 million in 2019, $3.8 million in 2018 and $3.3 million in 2017.

At December 31, 2019, the Company’s principal sources of liquidity included approximately $7.3 million of cash and availability under an equipment financing line of credit of approximately $1.8 million. Management currently believes that such funds, together with future operating profits, should be adequate to fund anticipated working capital requirements, including debt obligations, and capital expenditures for at least the next 12 months. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include, issuance of common stock or debt financing, lines of credit, or equipment leasing, although there is no assurance that such financings will be available to the Company on terms it deems acceptable, if at all.

At December 31, 2019, the Company has paid dividends over the past ninety-three quarters. It most recently declared a dividend on February 11, 2020 with a payment date of March 3, 2020 in the amount of $993 thousand. The Company’s current intention is to continue to declare dividends to the extent funds are available and not required for operating purposes or capital requirements, and only then, upon approval by the Board of Directors. There can be no assurance that in the future the Company will declare dividends.

Purchase Commitment

Operating leases consist of rent obligations for the company’s facilities and data center. The Company has no significant contractual obligation for supply agreements as of December 31, 2019.

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

Capitalized Development Costs

We capitalize costs related to significant software projects developed or obtained for internal use in accordance with U.S. generally accepted accounting standards. Costs incurred during the preliminary project work stage or conceptual stage, such as determining the performance requirements, system requirements and data conversion, are expensed as incurred. Costs incurred in the application development phase, such as coding, testing for new software and upgrades that result in additional functionality, are capitalized and are amortized using the straight-line method over the useful life of the software for 5 years. Costs incurred during the post-implementation/operation stage, including training costs and maintenance costs, are expensed as incurred. We capitalized internally developed software costs of approximately $234 thousand, $299 thousand and $511 thousand during the years ended December 31, 2019, 2018 and 2017, respectively. The software development is for primarily for two projects. Determining whether particular costs incurred are more properly attributable to the preliminary or conceptual stage, and thus expensed, or to the application development phase, and thus capitalized and amortized, depends on subjective judgments about the nature of the development work, and our judgments in this regard may differ from those made by other companies. General and administrative costs related to developing or obtaining such software are expensed as incurred.

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

The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. The Company did not have any interest or penalties accrued as of December 31, 2019 or 2018. The Company does not expect the unrecognized tax benefits to change significantly over the next twelve months.

The Company’s distribution of services in Brazil subjects the Company to Brazil income taxes. These taxes are included in the total provision for income taxes reflected in the financial statements. For information regarding additional matters related to our taxes, please see Note 5 — "Income taxes" to the financial statements included in this Annual Report.

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

Shareholders and Board of Directors

Psychemedics Corporation

Acton, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Psychemedics Corporation (the “Company”) and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, on January 1, 2019, the Company changed its method of accounting for leases due to the adoption of ASU 2016-02, Leases (ASC 842).

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

Boston, Massachusetts

February 25, 2020

PSYCHEMEDICS CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash	$7,283	$4,069
Marketable securities	-	3,905
Accounts receivable, net of allowance for doubtful accounts of $45 in 2019 and $67 in 2018	3,780	4,829
Prepaid expenses and other current assets	1,788	1,067
Total Current Assets	12,851	13,870
Property and equipment:
Computer software	4,166	3,914
Office furniture and equipment	2,124	1,997
Laboratory equipment	16,195	15,162
Leasehold improvements	4,574	2,445
	27,059	23,518
Accumulated depreciation and amortization	(16,197)	(13,341)
	10,862	10,177
Other assets	943	927
Operating lease right-of-use assets	2,875	-

Total Assets	$27,531	$24,974

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$617	$682
Accrued expenses	3,577	2,962
Current portion of long-term debt	678	416
Current portion of operating lease liabilities	963	-

Total Current Liabilities	5,835	4,060

Long-term debt	1,951	1,212
Deferred tax liabilities, long-term	550	955
Long-term portion of operating lease liabilities	2,375	-
Total Liabilities	10,711	6,227

Commitments and Contingencies (Note 9)
Shareholders' Equity:
Preferred stock, $0.005 par value, 873 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.005 par value; 50,000 shares authorized 6,185 shares issued in 2019 and 6,175 shares issued 2018, 5,517 shares outstanding in 2019 and 5,507 shares outstanding in 2018	31	31
Additional paid-in capital	32,249	31,523
Less - Treasury stock, at cost, 668 shares	(10,082)	(10,082)
Accumulated deficit	(3,754)	(1,326)
Accumulated other comprehensive loss	(1,624)	(1,399)

Total Shareholders' Equity	16,820	18,747

Total Liabilities and Shareholders' Equity	$27,531	$24,974

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017

Revenues	$37,678	$42,674	$39,701
Cost of revenues	21,234	22,056	19,879
Gross profit	16,444	20,618	19,822

Operating Expenses:
General & administrative	7,221	6,430	5,642
Marketing & selling	4,658	5,027	4,666
Research & development	1,567	1,551	1,357
Total Operating Expenses	13,446	13,008	11,665
Operating income	2,998	7,610	8,157
Other income	58	43	20
Net income before provision for income taxes	3,056	7,653	8,177
Provision for income taxes	1,514	3,069	2,056
Net income	$1,542	$4,584	$6,121

Other Comprehensive Income (loss):
Foreign currency translation, net of taxes	(225)	(1,161)	(238)
Total Comprehensive Income	$1,317	$3,423	$5,883

Basic net income per share	$0.28	$0.83	$1.12

Diluted net income per share	$0.28	$0.83	$1.10

Dividends declared per share	$0.72	$0.69	$0.60

Weighted average common shares outstanding:
Basic	5,514	5,502	5,480
Diluted	5,525	5,547	5,540

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Common Stock			Treasury Stock			Accumulated Other
		$0.005	Paid-In			Accumulated	Comprehensive
	Shares	par Value	Capital	Shares	Cost	Deficit	Income (loss)	Total

BALANCE, December 31, 2016	6,128	31	30,603	668	(10,082)	(4,945)	-	15,607
Shares issued – vested	32	-	-	-	-	-	-	-
Exercise of stock options	-	-	35	-	-	-	-	35
Tax withholding related to vested shares from employee stock plans	-	-	(198)	-	-	-	-	(198)
Stock compensation expense	-	-	582	-	-	-	-	582
Cash dividends declared ($0.60 per share)	-	-	-	-	-	(3,289)	-	(3,289)
Net income	-	-	-	-	-	6,121	-	6,121
Other comprehensive inocome (loss)	-	-	-	-	-	-	(238)	(238)
BALANCE, December 31, 2017	6,160	31	31,022	668	(10,082)	(2,113)	(238)	18,620
Shares issued – vested	15	-	-	-	-	-	-	-
Tax withholding related to vested shares from employee stock plans	-	-	(93)	-	-	-	-	(93)
Stock compensation expense	-	-	594	-	-	-	-	594
Cash dividends declared ($0.69 per share)	-	-	-	-	-	(3,797)	-	(3,797)
Net income	-	-	-	-	-	4,584	-	4,584
Other comprehensive income (loss)	-	-	-	-	-	-	(1,161)	(1,161)
BALANCE, December 31, 2018	6,175	31	31,523	668	(10,082)	(1,326)	(1,399)	18,747
Shares issued – vested	10	-	-	-	-	-		-
Tax withholding related to vested shares from employee stock plans	-	-	(33)	-	-	-	-	(33)
Stock compensation expense	-	-	759	-	-	-	-	759
Cash dividends declared ($0.72 per share)	-	-	-	-	-	(3,970)	-	(3,970)
Net income	-	-	-	-	-	1,542	-	1,542
Other comprehensive income (loss)	-	-	-	-	-	-	(225)	(225)
BALANCE, December 31, 2019	6,185	$31	$32,249	668	$(10,082)	$(3,754)	$(1,624)	$16,820

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018	2017

Cash flows from operating activities:
Net income	$1,542	$4,584	$6,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,914	3,063	2,807
Deferred income taxes	(405)	(288)	(1,450)
Loss on disposal of equipment	-	6	-
Non-cash interest income	33	(41)	-
Stock compensation expense	759	594	582
Changes in operating assets and liabilities:
Accounts receivable	1,049	(355)	1,316
Other current assets	(418)	145	(133)
Accounts payable	(494)	77	(990)
Accrued expenses	(671)	144	893
Net cash provided by operating activities	4,309	7,929	9,146

Cash flows from investing activities:
Purchases of investments in marketable securities	-	(4,035)	-
Sale of investments in marketable securities	3,810	-	-
Increase in long-term assets; capitalized patent costs	(56)	(133)	(49)
Purchases of property and equipment and capitalized software development costs	(1,677)	(1,191)	(1,197)
Net cash provided by (used in) investing activities	2,077	(5,359)	(1,246)

Cash flows from financing activities:
Dividends paid	(3,970)	(3,797)	(3,289)
Proceeds from stock options and tax withholding related to vested shares from employee stock plans	(33)	(93)	(163)
Proceeds from equipment financing	1,416	-	2,078
Payments of equipment financing	(415)	(1,749)	(2,082)
Net cash used in financing activities	(3,002)	(5,639)	(3,456)

Effect of exchange rate changes on cash	(170)	(1,027)	(217)
Net increase (decrease) in cash	3,214	(4,096)	4,227
Cash, beginning of year	4,069	8,165	3,938
Cash, end of year	$7,283	$4,069	$8,165

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,898	$3,743	$2,824
Cash paid for interest	$59	$108	$70
Non-cash investing and financing activities	$-	(41)	-
Purchases of equipment through accounts payable and accrued liabilities	$1,882	$207	$25

The accompanying notes are an integral part of these financial statements.

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

Cash Equivalents

All highly liquid investments with original maturities of 90 days or less are considered cash equivalents. As of December 31, 2019 and 2018, there were no investments classified as cash equivalents.

Marketable Securities

All investments with original maturities of more than 90 days are considered marketable securities. As of December 31, 2019, there were no investments classified as marketable securities. As of December 31, 2018, the company had one held-to-maturity security (a CD with Bank of America in Brazil) which had an original cost of BRL 15 million (USD $4.0 million).

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

The Company did not have any marketable securities as of December 31, 2019. As of December 31, 2018, the company had one CD (cash equivalents) which was classified as Level 2 with a fair market value of $4.0 million.

Inventory

Some materials used in the provision of services to our customers are included in prepaid expenses and recorded to cost of revenues upon use. Most consumables such as chemicals and antibodies are expensed as purchased.

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

The Company recorded depreciation and amortization related to property and equipment and capitalized software of $2.9 million, $3.0 million, and $2.8 million in 2019, 2018 and 2017 respectively. The Company entered into a new lease in 2019 and as of December 31, 2019, the Company had $2.1 million of leasehold improvements to the new facility and the Company’s existing facility that was not placed in service. In addition, the Company had $0.5 million of equipment that was not placed in service as of December 31, 2019.

Capitalized Software Development Costs

We capitalize costs related to significant software projects developed or obtained for internal use, including costs incurred in a cloud computing arrangement. Costs incurred during the preliminary project work stage or conceptual stage, such as determining the performance requirements, system requirements and data conversion, are expensed as incurred. Costs incurred in the application development phase, such as coding, testing for new software and upgrades that result in additional functionality, are capitalized and are amortized using the straight-line method over the useful life of the software for 5 years. Costs incurred during the post-implementation/operation stage, including training costs and maintenance costs, are expensed as incurred. In accordance with Company policy, during the years ended December 31, 2019 and 2018, we capitalized internally developed software costs of $234 thousand and $299 thousand, respectively. Amortization expense related to software development costs was $457 thousand, $525 thousand and $418 thousand in 2019, 2018, and 2017, respectively. Determining whether particular costs incurred are more properly attributable to the preliminary or conceptual stage, and thus expensed, or to the application development phase, and thus capitalized and amortized, depends on subjective judgments about the nature of the development work, and our judgments in this regard may differ from those made by other companies. General and administrative costs related to developing or obtaining such software is expensed as incurred.

Other Assets

Other assets primarily consist of capitalized legal costs relating to patent applications. The Company amortizes these costs over the lesser of the legal life or estimated useful life of the patent from the date of grant of the applicable patent. The typical life is twenty years. As of December 31, 2019, the Company had capitalized legal costs relating to patent applications of $1,005 thousand with accumulated amortization of $265 thousand, for a net balance of $740 thousand. As of December 31, 2018, the Company had capitalized legal costs relating to patent applications of $962 thousand with accumulated amortization of $225 thousand, for a net balance of $737 thousand. Amortization expense was $40 thousand, $38 thousand, and $37 thousand in 2019, 2018 and 2017, respectively. The amount of amortization related to patent applications is expected to remain below $50 thousand per year for the next five years.

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

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

2. Summary of Significant Accounting Policies (continued)

The table below disaggregates our external revenue by major source (in thousands). For additional revenue detail relating to geographic breakdown of sales, see Note 14 – “Business Segment Reporting”.

	Year Ended December 31,
	2019	2018	2017
Consolidated Revenue:
Testing	$34,555	$39,174	$36,310
Shipping / Collection (hair)	2,876	3,159	3,018
Other	247	341	374
Total Revenue	$37,678	$42,674	$39,701

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

Practical Expedients and Exemptions

The Company generally expenses sales commissions when incurred as they are typically not related to costs to fulfill customer contracts but relate to overall sales targets. These costs are recorded within marketing and selling expense.

Research and Development Expenses

The Company expenses all research and development costs as incurred.

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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

Significant Customers

The Company had one customer, Toxicologia Pardini (“Pardini Tox” - an independent distributor in Brazil) that represented 26%, 31% and 33% of total revenue for the years ended December 31, 2019, 2018 and 2017, respectively. Pardini Tox also accounted for 13% and 20% of the total accounts receivable balance as of December 31, 2019 and 2018, respectively. The Company had one other customer that accounted for 11% of the total accounts receivable balance as of December 31, 2019.

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

Stock compensation expense by income statement account is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of revenues	$59	$62	$71
General & administrative	579	436	398
Marketing and selling	54	29	55
Research and development	67	67	58
Total stock compensation	$759	$594	$582

See Note 7 for additional information relating to the Company’s stock plan.

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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

Basic and diluted weighted average common shares outstanding are as follows (in thousands):

	2019	2018	2017
Weighted average common shares outstanding, basic	5,514	5,502	5,480
Dilutive common equivalent shares	11	45	60
Weighted average common shares outstanding, assuming dilution	5,525	5,547	5,540

For the year ended December 31, 2019, options to purchase 357 thousand common shares were outstanding but not included in the dilutive common equivalent share calculation as their effect would have been anti-dilutive. For the year ended December 31, 2018, options to purchase 86 thousand common shares were outstanding but not included in the dilutive common equivalent share calculation as their effect would have been anti-dilutive. There were no options to purchase shares that were anti-dilutive for the years ended December 31, 2017.

Financial Instruments

Financial instruments include cash, CD’s (classified as either cash equivalents or marketable securities based on their attributes), accounts receivable and accounts payable. Estimated fair values of these financial instruments approximate carrying values due to their short-term nature. The Company has two outstanding equipment loans. One had an interest rate of the 30-day LIBOR rate + 1.75% and the other has a fixed interest rate of 3.79%. As there is a market interest rate, the carrying amount is fair value.

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

Foreign Currency Translation

To the extent sales are made through our Brazil subsidiary, such sales are transacted in Brazilian Real and translated into US dollars. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the consolidated balance sheet date. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities that are in the functional currency is included as a component of shareholders’ equity in accumulated other comprehensive income (loss). The total change in foreign currency translation adjustment for the year ended December 31, 2019 and 2018 was a loss of $0.2 million and $1.2 million, respectively. This amounted to a $0.2 million and $0.9 million after tax impact.

Segment Reporting

The Company manages its operations as one segment, drug testing services. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment. See Note 14 for geographic breakdown of revenue.

Reclassification

During the quarter ended December 31, 2019, the Company determined certain amounts related to its lease liabilities were incorrectly reclassified at September 30, 2019. The Company recorded an increase to the Company’s long-term portion of operating lease liabilities of $224 thousand and a corresponding decrease in accrued expenses and current portion of operating lease liabilities of $81 thousand and $143 thousand, respectively, to correct the immaterial error.

Subsequent Events

On February 11, 2020, the Company declared a quarterly dividend of $0.18 per share for a total of $993 thousand, with a payment date of March 3, 2020 to shareholders of record on February 21, 2020.

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

2. Summary of Significant Accounting Policies (continued)

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which was subsequently amended by ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842). which introduced the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The new standard established a right-of-use ("ROU") model that requires a lessee to record a lease asset and liability on the balance sheet for all leases with terms longer than 12 months. The standard became effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company adopted Topic 842 as of January 1, 2019 (see Note 10 – Operating Leases).

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”. The FASB issued ASU 2018-15 to align the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. ASU 2018-15 will be effective for the Company’s fiscal year 2020, with the option to early adopt prior to the effective date. The Company adopted ASU 2018-15 as of January 1, 2019.

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting will be the inclusion of the annual disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. We adopted this new rule beginning with our financial reporting for the quarter ended March 31, 2019.

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

	As of December 31,
	2019	2018
Balance, beginning of period	$67	$64
Provision for doubtful accounts	11	40
Write-offs	(33)	(37)
Balance, end of period	$45	$67

4. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2019	2018
Accrued payroll and employee benefits	$342	$363
Accrued bonus expense	108	302
Accrued vacation expense	399	514
Accrued taxes	564	614
Accrued shipping expense	368	688
Accrued payables for equipment and leasehold improvements	1,453	-
Other accrued expenses	343	481
Total Accrued Expenses	$3,577	$2,962

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

5. Income Taxes

The income tax provision consists of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current –
Federal	$1,478	$2,117	$2,507
State	54	119	101
Foreign	348	1,122	898
Total Current	1,880	3,358	3,506
Deferred –
Federal	(139)	(168)	(1,326)
State	(227)	(121)	(124)
Total Deferred	(366)	(289)	(1,450)
Income Tax Provision	$1,514	$3,069	$2,056

A reconciliation of the effective rate with the federal statutory rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Federal statutory rate	21.0%	21.0%	34.0%
State income taxes, net of federal benefit	(4.5%)	0.0%	(0.2%)
Permanent differences	(8.1%)	0.2%	0.4%
Stock based compensation	1.3%	0.1%	(0.7%)
Federal R&D Credits	(4.7%)	(1.7%)	(1.3%)
Foreign Taxes, net of federal benefit	44.5%	20.5%	7.1%
Federal Deferred Rate Decrease	0.0%	0.0%	(14.2%)
Effective tax rate	49.5%	40.1%	25.1%

The change in effective tax rate from 2018 to 2019 was primarily driven by the proportionate impact that income taxes based on Brazilian sales had on a reduced 2019 pre-tax income amount. While taxes on Brazilian sales were relatively consistent in both years, the Company’s profit before taxes decreased from $7.7 million in 2018 to $3.1 million in 2019. As of December 31, 2019, there were no Federal tax credit carryforwards from 2018 and there were $998 thousand of California tax credit carryforwards relating to the years 2012 through 2019 which have an unlimited carryforward period. In 2019, the (4.5)% state income tax effective rate primarily consisted of California research tax credits of (4.3)%.

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

5. Income Taxes (continued)

The components of the net deferred tax liabilities included in the accompanying balance sheets are as follows (in thousands):

	As of December 31,
	2019	2018
Deferred Tax Assets
Allowance for doubtful accounts	$10	$15
Accrued expenses	87	112
Stock-based compensation	195	114
R&D tax credits	788	675
Operating lease	764	-
Total Deferred Tax Assets	$1,844	$916

Deferred Tax Liabilities
Excess of tax over book depreciation and amortization	$(1,696)	$(1,832)
Prepaid expenses	(40)	(39)
Operating lease	(658)	-
Total Deferred Tax Liabilities	(2,394)	(1,871)

Net Deferred Tax Liabilities	$(550)	$(955)

Income taxes are recorded in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized.

ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on an audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. The Company had no uncertain tax positions at December 31, 2019 or 2018.

The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. The Company’s policy is to recognize interest and penalties related to income tax matters as a general and administrative expense, when and if incurred. The Company did not have any interest or penalties accrued as of December 31, 2019 or 2018. In 2019, the I.R.S. completed a standard review of the Company’s 2016 tax year. The tax years ended December 31, 2017 through December 31, 2019 remain subject to examination by all major taxing authorities.

The net income before income taxes was $3.1 million and $7.7 million for the years ended December 31, 2019 and 2018, respectively. Net loss before income taxes in Brazil was $1.1 million for the year ended December 31, 2019 and net income before income taxes in Brazil was $5.9 million for the year ended December 31, 2018. The pre-tax loss in Brazil in 2019 was a result of having no sales conducted through the Company’s Brazilian subsidiary and tax expense was incurred with the repatriation of cash from Brazil to the United States.

6. Preferred Stock

The Board of Directors has the authority to designate authorized preferred shares in one or more series and to fix the relative rights and preferences without vote or action by the stockholders. The Board of Directors has no present plans to designate or issue any shares of preferred stock.

7. Stock-Based Awards

The 2006 Incentive Plan initially adopted in 2006 provides for grants of options with terms of up to ten years, grants of restricted stock or stock unit awards (SUAs), issuances of stock bonuses or grants other stock-based awards plus cash based awards, to officers, directors, employees, and consultants. Such shares are issuable out of the Company’s authorized but unissued common stock. In January 2019, the 2006 Incentive Plan was amended to increase the total number of shares issuable thereunder from 850 thousand to 1.2 million. As of December 31, 2019, 226 thousand shares remained available for future grant under the 2006 Incentive Plan.

The fair value of the SUAs is determined by the closing price on the date of grant. The fair value of options is determined using a Black-Scholes model. The SUAs and options vest over a period of two to four years and are convertible or exercisable into an equivalent number of shares of the Company’s common stock provided that the employee receiving the award remains continuously employed throughout the vesting period. The Company records compensation expense related to the SUAs and options on a straight-line basis over the vesting term. Employees are issued shares upon vesting of SUAs, net of tax withholdings. As a result of our adoption of ASU 2016-09 in 2016, we recognize the impact of forfeitures when they occur with no adjustment for estimated forfeitures and recognize excess tax benefits as a reduction of income tax expense regardless of whether the benefit reduces income taxes payable.

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

7. Stock-Based Awards (continued)

On May 3, 2019, the Company granted SUAs covering 18 thousand shares of common stock and options to acquire up to 192 thousand shares of common stock. The SUAs vest over a period of two years for non-employee board members and four years for employees and are convertible into an equivalent number of shares of the Company’s common stock provided that the director or employee receiving the award remains employed throughout the vesting period. The stock options become exercisable over two years for non-employee board members and three to four years for employees and have a term of 10 years. The Company records compensation expense related to the SUAs and options on a straight-line basis over the vesting term. Employees are issued shares upon vesting, in the case of SUA’s or upon exercise of options, net of tax withholdings, unless the employee chooses to receive all shares and pay for the associated employment taxes. No other types of equity-based awards have been granted or issued under the 2006 Incentive Plan.

The following table represents all shares granted by the Company under the 2006 Incentive Plan for the last three years (shares in thousands):

Grant Date	Type	Shares	Fair Value Per Share (1)
May 3, 2019	Options	192	$2.99
May 3, 2019	SUA	18	$10.60
July 24, 2018	Options	2	$5.49
May 3, 2018	SUA	6	$21.04
May 3, 2018	Options	117	$5.69
May 4, 2017	Options	121	$4.46
May 4, 2017	SUA	13	$18.87

(1)	The fair value for the SUA’s is the closing price of the Company’s stock on that date. The fair value for options represents the fair value calculated using the Black-Scholes model. Options have contractual lives of 10 years and the fair value calculated using a Black-Scholes model. The options granted on May 4, 2017 have a fair value of $4.46 per share based on the $18.87 grant date and exercise prices and assuming a 6.25 year estimated term, 37% volatility, 2.75% interest rate and a 4.7% dividend yield rate. The options granted on May 3, 2018 have a fair value of $5.69 per share based on the $21.04 grant date and exercise prices and assuming 6.25 and 5.75 year estimated terms, 38% volatility, 3.4% interest rate and a 4.2% dividend yield rate. The options granted on July 24, 2018 have a fair value of $5.49 per share based on the $19.83 grant date and exercise prices and assuming a 6.25 year estimated term, 39% volatility, 3.4% interest rate and a 4.1% dividend yield rate. The options granted on May 3, 2019 have a fair value of $2.99 per share based on the $10.60 grant date and exercise prices and assuming 6.25 and 5.75 year estimated terms, 41% volatility, 2.4% interest rate and a 3.9% dividend yield rate.

A summary of the Company’s stock option activity is as follows (in thousands, except price per share):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(2)
Outstanding, December 31, 2018	398	$17.09	8.2	$493
Granted	192	$10.60
Exercised	-	$-
Forfeited	(6)	$19.86
Outstanding, December 31, 2019	584	$14.94	7.9	$-

Exercisable, December 31, 2019	246	$14.37	6.9	$-

(2)	The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market price of the Company’s stock on December 31 of the applicable year exceeded the exercise price of any of the underlying options, multiplied by the number of shares subject to each such option. The closing stock price as of December 31, 2019 and 2018 was $9.15 and $15.87, respectively.

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

7. Stock-Based Awards (continued)

A summary of the Company’s stock unit award activity is as follows (in thousands, except price per share):

	Number of Shares	Weighted Average Price per Share (3)	Weighted Average Fair Value (3)
Outstanding & Unvested, December 31, 2018	19	$18.20	$343
Granted	18	$10.60	$191
Converted to common stock	(10)	$17.63	$(171)
Cancelled	(3)	$17.63	$(52)
Forfeited	-	$-	$-
Outstanding & Unvested, December 31, 2019	24	$12.84	$311

(3)	Weighted average price per share is the weighted grant price based on the closing market price of each of the stock grants related to each transaction type. The weighted average fair value is the weighted average share price times the number of shares.

The fair value of stock unit award vesting was $223 thousand, $308 thousand and $554 thousand for the years ended December 31, 2019, 2018 and 2017, respectively. The intrinsic value of stock unit awards converted to common stock was based on the stock price on the vesting date and amounted to $144 thousand, $493 thousand and $776 thousand for the years ended December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019, a total of 834 thousand shares of common stock were reserved for issuance under 2006 Incentive Plan. As of December 31, 2019, the unamortized fair value of outstanding options and awards was $1.1 million to be amortized over a weighted average period of approximately 2.8 years.

8. Employee Benefit Plan

The Psychemedics Corporation 401(k) Savings and Retirement Plan (the 401(k) Plan) is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code. All employees over the age of 21 are eligible to make pre-tax contributions up to a specified percentage of their compensation. Under the 401(k) Plan, the Company may, but is not obligated to, match a portion of the employees’ contributions up to a defined maximum. Matching contributions of $262 thousand, $264 thousand and $246 thousand were made in the years ended December 31, 2019, 2018 and 2017, respectively.

9. Commitments and Contingencies

Commitments

The Company leases certain of its facilities and equipment under operating lease agreements expiring on various dates through February 2023. Total minimum lease payments, including scheduled increases, are charged to operations on the straight-line basis over the life of the respective lease. Rent expense was approximately $1.2 million, $1.0 million and $0.9 million in 2019, 2018 and 2017, respectively. See Note 10 – Operating Leases for commitments remaining under lease agreements.

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

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

10. Operating Leases

The Company has six operating leases for office and laboratory space used to conduct business. The exercise of lease renewal options is at our discretion and there are no renewals to extend the lease terms included in our Right-Of-Use (“ROU”) assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options and when they are reasonably certain of exercise. As most of the Company’s leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at the lease commencement date in determining the net present value (NPV) of the lease payments.

As of December 31, 2019, the Company recognized a Right-Of-Use (“ROU”) asset of $2.9 million and an operating lease liability of $3.3 million based on the present value of the minimum rental payments as a result of adoption of ASC Topic 842. The weighted average discount rate used for leases as of December 31, 2019 is 4.0%. The weighted average lease term as of December 31, 2019 is 4.4 years. The operating lease expense for the twelve months ended December 31, 2019 was $1.2 million.

Maturities and balance sheet presentation of the Company’s lease liabilities for all operating leases as of December 31, 2019 is as follows (in thousands):

2020	$1,079
2021	644
2022	619
2023	584
2024	582
2025	145
Total Lease Payments	3,653
Less Interest:	(315)
Present value of lease liabilities	$3,338

Current operating lease liabilities	$963
Long-term operating lease liabilities	2,375
Total	$3,338

11. Debt and Other Financing Arrangements

On March 20, 2014, the Company entered into an equipment financing arrangement with Banc of America Leasing & Capital, LLC (the “Lender”), which it amended on August 8, 2014, September 15, 2015, October 30, 2017, and December 2, 2019, including a Master Loan and Security Agreement and related documentation (collectively the “Equipment Loan Arrangement”) which provided the Company with the ability to finance, at its option, up to $16 million of new and used equipment purchases. Each such purchase financed under the Equipment Loan Arrangement is documented by the execution of an equipment note. Each note has a maturity date of 60 months from the applicable loan date. The loan on October 30, 2017 bears interest at the then current 30-day LIBOR rate + 1.75% and for the loan made on December 2, 2019 a fixed interest rate of 3.79%. Principal and interest are payable over the 60-month repayment period and principal is repayable without premium or penalty. Borrowings under the Equipment Loan Arrangement are secured by a first priority security interest in the equipment acquired with the proceeds of the equipment notes. Under the Equipment Loan Arrangement, the Company is subject to a maximum quarterly funded debt to EBITDA ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all loan covenants as of December 31, 2019. The total book value of equipment pledged as collateral for these loans as of December 31, 2019 was $4.2 million.

Under the Equipment Loan Arrangement, the Company executed notes on March 24, 2014, May 22, 2014, June 13, 2014, August 8, 2014, September 15, 2015, March 23, 2016, November 10, 2017, and December 4, 2019 in the amounts of $1.1 million, $1.9 million, $3.0 million, $1.0 million, $1.1 million, $610 thousand, $2.1 million, and $1.4 million, respectively, for total borrowings of $12.2 million, of which $0.4 million and $1.7 million was repaid in 2019 and 2018, respectively. As of December 31, 2019, only the note from November 10, 2017 and December 4, 2019 had a balance as all other notes with balances were paid off in 2018. The weighted average interest rate for these notes for the year ended December 31, 2019 was 4% and represented $59 thousand of interest expense. As of December 31, 2019, weighted average interest rate was 3.7%.

The annual principal repayment requirements for debt obligations as of December 31, 2019 are as follows (in thousands):

2020	$678
2021	688
2022	664
2023	294
2024	305
Total long-term debt	2,629
Less current portion of long-term debt	(678)
Total long-term debt, net of current portion	$1,951

12. Selected Quarterly Financial Data (Unaudited)

The following are selected quarterly financial data for the years ended December 31, 2019 and 2018 (in thousands):

	Quarter Ended - 2019
	MAR 31	JUN 30	SEP 30	DEC 31
Revenues	$9,822	$9,289	$9,852	$8,715
Gross profit	4,408	4,169	4,382	3,485
Income (loss) from operations	944	1,326	1,334	$(606)
Net income (loss)	627	768	677	$(530)
Basic net income (loss) per share	$0.11	$0.14	$0.12	$(0.09)
Diluted net income (loss) per share	$0.11	$0.14	$0.12	$(0.09)

	Quarter Ended - 2018
	MAR 31	JUN 30	SEP 30	DEC 31
Revenues	$10,935	$10,787	$11,016	$9,936
Gross profit	5,355	5,172	5,358	4,733
Income from operations	1,906	2,056	2,120	1,528
Net income	1,251	1,177	1,275	881
Basic net income per share	$0.23	$0.21	$0.23	$0.16
Diluted net income per share	$0.23	$0.21	$0.23	$0.16

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

13. Other income (expense)

Other income consists primarily of interest income related to short term CD’s partially offset by interest expense related to the Company’s equipment financing arrangement. Interest income for the year ended December 31, 2019 and 2018 was $134 thousand $149 thousand, respectively. There was no interest income for the year ended December 31, 2017. Interest expense for the year ended December 31, 2019, 2018 and 2017 was $59 thousand, $106 thousand and $72 thousand, respectively.

14. Business Segment Reporting

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

	Year Ended December 31,
	2019	2018	2017
Consolidated Revenue:
United States	$27,329	$29,189	$26,327
Brazil	9,819	13,046	13,069
Other	530	439	305
Total Revenue	$37,678	$42,674	$39,701

All the Company’s operations are in the United States. Assets in Brazil consist primarily of Cash, Cash Equivalents and Marketable Securities. The Company’s assets by geographic region are as follows (in thousands):

	As of December 31,
Assets:	2019	2018
United States	$27,091	$20,314
Brazil	440	4,660
Total Assets	$27,531	$24,974

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation as of December 31, 2019, under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President of Finance, as well as a third party internal control firm, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act. Based upon that evaluation, our Chief Executive Officer and Vice President of Finance have concluded that our disclosure controls and procedures were effective as of December 31, 2019 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Vice President of Finance, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting is effective.

c)	Changes in Internal Control over Financial Reporting

There was no change the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Following is a list that sets forth as of February 25, 2020 the names, ages and positions within the Company of all of the Executive Officers of the Company and the Directors of the Company. Each such director has been nominated for reelection at the Company’s 2020 Annual Meeting, to be held on May 14, 2020 at 2:00 P.M. at the Park Plaza Hotel, 50 Park Plaza, Boston, Massachusetts.

Name	Age	Position
Raymond C. Kubacki	75	Chairman, Chief Executive Officer, President, Director
Charles Doucot	54	Executive Vice President
Neil Lerner	52	Vice President, Finance
Michael I. Schaffer, Ph.D.	75	Vice President, Laboratory Operations
Harry Connick	94	Director, Audit Committee Member, Compensation Committee Member, Nominating Committee Member
Walter S. Tomenson, Jr.	73	Director, Audit Committee Member, Compensation Committee Member, Nominating Committee Member
A. Clinton Allen	76	Director, Audit Committee Member, Nominating Committee Member
Fred J. Weinert	72	Director, Audit Committee Member, Compensation Committee Member, Nominating Committee Member, Brazil Oversight Committee Member

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

Mr. Connick served as District Attorney for Orleans Parish (New Orleans, LA) from 1974 to 2003. In 2002 Mr. Connick received from Drug Czar, John P. Walters, the Director’s Award for Distinguished Service, in recognition of exemplary accomplishment and distinguished service in the fight against illegal drugs. Mr. Connick has been a director of the Company since 2003.

Mr. Tomenson was a senior advisor to Integro Ltd., having retired in 2011. Mr. Tomenson was Managing Director and Chairman of Client Development of Marsh, Inc. from 1998 until 2004. From 1983 to 1998 he was Chairman of FINPRO, the financial/professional services division of Marsh, Inc. Mr. Tomenson is a Trustee of Trinity College School Fund, Inc. He also serves on the Executive Council of Inner-City Scholarship Fund. He is a board member and Vice-Chairman of the Achievement Centers for Children and Families (Delray Beach, FL). Mr. Tomenson holds an Executive Masters Professional Director Certification, their highest level award, from the American College of Corporate Directors, a public company director education and credentialing organization. Mr. Tomenson has been a director of the Company since 1999.

Mr. Allen is Chairman and Chief Executive Officer of A.C. Allen & Company, Inc., a holding company, and principal of the American College of Corporate Directors, an organization that provides educational and other services to public company directors, chief executive officers and corporate counsel. Mr. Allen also serves on the Board of Directors of Brooks Automation (BRKS : Nasdaq) and is Lead Director of LKQ Corporation (LKQ:NASDAQ), a Fortune 500 Company. Mr. Allen had previously served as a director of the Company from 1989 until 2003. He served as Vice-Chairman of the Company from 1990 to 2000 and Chairman from 2000 to 2003. He rejoined the Board as an independent member in 2015. Mr. Allen holds an Executive Masters Professional Director Certification from the American College of Corporate Directors.

Mr. Weinert is an entrepreneur whose current activities are concentrated in commercial real estate, international business development and environmental consulting. He served on the Business Advisory Council for the University of Dayton from 1984 until 2005. From 1973 until 1989, Mr. Weinert held various executive positions in the Finance and Operations groups of Waste Management, Inc. and its subsidiaries, including 6 years as the President of Waste Management International, Inc. Mr. Weinert has been a director of the Company since 1991.

The information required by Item 405 of Regulation S-K will be set forth in the Proxy Statement of the Company relating to the 2020 Annual Meeting of Stockholders to be held on May 14, 2020 and is incorporated herein by reference.

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

The information required by Item 407 of Regulation S-K will be set forth in the Proxy Statement of the Company relating to the 2020 Annual Meeting of Stockholders to be held on May 14, 2020 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2020 Annual Meeting of Stockholders to be held on May 14, 2020 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2020 Annual Meeting of Stockholders to be held on May 14, 2020 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2020 Annual Meeting of Stockholders to be held on May 14, 2020 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2020 Annual Meeting of Stockholders to be held on May 14, 2020 and is incorporated herein by reference.

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
Date: February 25, 2020
	By:	/s/ RAYMOND C. KUBACKI Raymond C. Kubacki Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ RAYMOND C. KUBACKI Raymond C. Kubacki	Chairman, President and Chief Executive Officer, Director (Principal Executive Officer)	February 25, 2020

/s/ NEIL LERNER Neil Lerner	Vice President, Finance (Principal Financial and Accounting Officer)	February 25, 2020

HARRY CONNICK* Harry Connick	Director

WALTER S. TOMENSON, JR* Walter S. Tomenson, Jr.	Director

FRED J. WEINERT* Fred J. Weinert	Director

A. CLINTON ALLEN* A. Clinton Allen	Director

*By: /s/ RAYMOND C. KUBACKI Raymond C. Kubacki	Attorney-in-Fact	February 25, 2020

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation filed with the State of Delaware on August 1, 2002 — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002).
3.2	Amended and Restated By-Laws of the Company — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 31, 2015).
4.1	Specimen Stock Certificate — (Incorporated by reference from the Registrant’s Registration Statement on Form 8-A filed on July 31, 2002).
10.2.1P	Lease dated October 6, 1992 with Mitchell H. Hersch, et. al with respect to premises in Culver City, California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992).
10.2.2P	Security Agreement dated October 6, 1992 with Mitchell H. Hersch et. al — (Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992).
10.2.3	First Amendment to Lease dated with Mitchell H. Hersch, et.al California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.2.4	Second Amendment to Lease dated with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.2.5	Third Amendment to Lease dated December 31, 1997 with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.2.6	Fourth Amendment to Lease dated May 24, 2005 with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10.2.7	Sixth Amendment to Lease dated October 13, 2015 with Mitchell H. Hersch, et.al. California — Supersedes the Fifth amendment in its entirety (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

Exhibit Number	Description
10.3*	2006 Incentive Plan, as amended — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2016).
10.4*	Form of Stock Unit Award used with employees and consultants under the 2006 Incentive Plan — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2016).
10.5*	Form of Stock Unit Award used with non-employee directors under the 2006 Equity Incentive Plan — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2016).
10.6*	Form of Incentive Stock Option Agreement used with employees under the 2006 Incentive Plan (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2016)
10.7*	Form of Non Qualified Stock Option Agreement used with employees and consultants under the 2006 Incentive Plan (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2016)
10.8*	Form of Non Qualified Stock Option Agreement used with non-employee directors under the 2006 Incentive Plan (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2016)
10.9*	Change in control severance agreement with Ray Kubacki dated February 20, 2018 — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019)
10.10*	Change in control severance agreement with Michael Schaffer dated February 20, 2018 — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019)
10.11*	Change in control severance agreement with Charles Doucot dated May 1, 2018 — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019)
10.12*	Severance agreement with Charles Doucot dated February 26, 2019 — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019)
10.13	Lease dated March 12, 2014 with Bristol-Culver Associates, LLC and Mountain Organic Farms, LLC with respect to 6100 Bristol parkway premises in Culver City, CA — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)
10.13.1	Second Amendment dated December 26, 2018 to Lease dated March 12, 2014 with Bristol-Culver Associates, LLC and Mountain Organic Farms, LLC with respect to 6100 Bristol parkway premises in Culver City, CA
10.13.2	Lease dated July 29, 2019 with Culver City/Hannum, LLC with respect to 5750 Hannum premises in Culver City, CA — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)
10.14	Loan agreement dated March 20, 2014 with Banc of America Leasing and Capital, LLC — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)
10.14.1	Letter Agreement dated September 15, 2015 with Banc of America Leasing and Capital, LLC, together with Equipment Security Note dated September 15, 2015 and Proposal Letter dated August 19, 2015 — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)
10.14.2	Letter Agreement dated October 30, 2017 with Banc of America Leasing and Capital, LLC, together with Equipment Security Note dated November 10, 2017 — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017)
10.14.3	Letter Agreement dated December 3, 2019 with Banc of America Leasing and Capital, LLC, together with Equipment Security Note dated December 4, 2019
21.1	Subsidiaries of the Registrant
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm
24	Power of Attorney
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Vice President - Finance Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Vice President - Finance Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

P Indicates a filing submitted in paper

* Management compensation plan or arrangement