Form 10-Q
period 2020-03-31
PSYCHEMEDICS CORP
filed 2020-05-15
CIK 806517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X     No __

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes X     No__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Accelerated filer	☐
Non–accelerated filer	☒
Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes __  No X

The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at May 8, 2020 was 5,525,880.

PSYCHEMEDICS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(UNAUDITED)

	March 31,	December 31,
	2020	2019

ASSETS
Current Assets:
Cash	$5,331	$7,283
Accounts receivable, net of allowance for doubtful accounts of $46 in 2020 and $45 in 2019	3,558	3,780
Prepaid expenses and other current assets	1,889	1,788

Total Current Assets	10,778	12,851

Fixed assets, net of accumulated amortization and depreciation of $14,903 in 2020 and $16,197 in 2019	10,885	10,862
Other assets	936	943
Operating lease right-of-use assets	2,611	2,875

Total Assets	$25,210	$27,531

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$1,234	$617
Accrued expenses	2,113	3,577
Current portion of long-term debt	680	678
Current portion of operating lease liabilities	886	963

Total Current Liabilities	4,913	5,835

Long-term debt	1,780	1,951
Long-term deferred tax liabilities	495	550
Long-term portion of operating lease liabilities	2,214	2,375
Total Liabilities	9,402	10,711

Commitments and Contingencies (Note 7)

Shareholders' Equity:
Preferred stock, $0.005 par value, 873 shares authorized, no shares issued or outstanding	--	--
Common stock, $0.005 par value; 50,000 shares authorized 6,185 shares issued and outstanding in 2020 and 2019	31	31
Additional paid-in capital	32,412	32,249
Accumulated deficit	(4,906)	(3,754)
Less - Treasury stock, at cost, 668 shares	(10,082)	(10,082)
Accumulated other comprehensive loss	(1,647)	(1,624)

Total Shareholders' Equity	15,808	16,820

Total Liabilities and Shareholders' Equity	$25,210	$27,531

See accompanying notes to condensed consolidated financial statements

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(in thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended
	March 31,
	2020	2019

Revenues	$7,537	$9,822
Cost of revenues	4,809	5,414

Gross profit	2,728	4,408

Operating Expenses:
General & administrative	1,533	1,915
Marketing & selling	1,106	1,129
Research & development	331	420

Total Operating Expenses	2,970	3,464

Operating income (loss)	(242)	944
Other income (expense)	(73)	26

Net income (loss) before provision for (benefit from) income taxes	(315)	970

Provision for (benefit from) income taxes	(156)	343

Net income (loss)	$(159)	$627

Other comprehensive income (loss):
Foreign currency translation	(23)	(48)
Total comprehensive income (loss)	$(182)	$579

Basic net income (loss) per share	$(0.03)	$0.11

Diluted net income (loss) per share	$(0.03)	$0.11

Dividends declared per share	$0.18	$0.18

See accompanying notes to condensed consolidated financial statements

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)

(UNAUDITED)

	Common Stock			Treasury Stock
	Shares	$0.005 par Value	Paid-In Capital	Shares	Cost	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
BALANCE, December 31, 2019	6,185	$31	$32,249	668	$(10,082)	$(3,754)	$(1,624)	$16,820
Stock compensation expense	-	-	163	-	-	-	-	163
Cash dividends ($0.18 per share)	-	-	-	-	-	(993)	-	(993)
Net loss	-	-	-	-	-	(159)	-	(159)
Other comprehensive income (loss)	-	-	-	-	-	-	(23)	(23)
BALANCE, March 31, 2020	6,185	$31	$32,412	668	$(10,082)	$(4,906)	$(1,647)	$15,808

BALANCE, December 31, 2018	6,175	$31	$31,523	668	$(10,082)	$(1,326)	$(1,399)	$18,747
Stock compensation expense	-	-	158	-	-	-	-	158
Cash dividends ($0.18 per share)	-	-	-	-	-	(991)	-	(991)
Net income	-	-	-	-	-	627	-	627
Other comprehensive income (loss)	-	-	-	-	-	-	(48)	(48)
BALANCE, March 31, 2019	6,175	$31	$31,681	668	$(10,082)	$(1,690)	$(1,447)	$18,493

See accompanying notes to condensed consolidated financial statements

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Three Months Ended
	March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(159)	$627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	610	764
ROU asset amortization	264	256
Deferred income taxes	(55)	(48)
Non-cash interest income	–	(55)
Loss on sale of fixed assets	94	–
Stock-based compensation	163	158
Changes in assets and liabilities:
Accounts receivable	222	(302)
Other current assets	(101)	(137)
Accounts payable	570	(306)
Operating lease liabilities	(238)	(256)
Accrued expenses and accrued income taxes	(1,783)	(333)
Net cash (used) / provided by operating activities	(413)	368

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	140	–
Purchases of equipment and leasehold improvements	(401)	(21)
Cost of internally developed software	(65)	(107)
Other assets	(7)	16
Net cash used in investing activities	(333)	(112)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of equipment financing	(169)	(104)
Cash dividends paid	(993)	(991)
Net cash used in financing activities	(1,162)	(1,095)

Effect of exchange rate changes on cash and cash equivalents	(44)	(4)
Net decrease in cash and cash equivalents	(1,952)	(843)
Cash and cash equivalents, beginning of period	7,283	4,069
Cash and cash equivalents, end of period	$5,331	$3,226

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$169	$432
Cash paid for interest	$23	$17
Cash paid for operating leases	$238	$260
Right-of-use assets acquired through operating leases	$–	$1,558
Purchases of equipment through accounts payable and accrued liabilities	$386	$4

See accompanying notes to condensed consolidated financial statements

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation

The interim condensed consolidated financial statements of Psychemedics Corporation (the “Company”) presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2019, included in the Company's 2019 Annual Report on Form 10-K (“10-K”), as filed with the SEC.

The condensed consolidated balance sheet as of March 31, 2020, the condensed consolidated statements of operations and comprehensive income (loss) for the three-month periods ended March 31, 2020 and 2019, the condensed consolidated statements of shareholders’ equity for the three-month periods ended March 31, 2020 and 2019 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2020 and 2019 are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of results for these interim periods. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm, but does not include all of the information and footnotes required for complete annual financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended March 31, 2020 may not be indicative of the results that may be expected for the year ending December 31, 2020, or any other period.

Unless the context requires otherwise, the terms “we”, “us”, “our”, or “the Company” refer to Psychemedics Corporation and its consolidated subsidiaries.

2.	COVID-19 Pandemic

The recent outbreak of coronavirus, or “COVID-19,” which has been declared by the World Health Organization to be a pandemic, is impacting worldwide economic activity. However, our business has been deemed an essential business and we continue to provide services to our customers. Due to COVID-19, the Brazilian government has closed all driver license bureaus and extended the renewal period for all drivers licenses, including commercial transportation licenses, which will have a material adverse impact on expected testing volume in Brazil for the next year. Additionally, COVID-19’s effect on the overall economy has had an impact on hiring, which had a negative impact on our testing volume.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	COVID-19 Pandemic (continued)

The CARES Act was enacted on March 27, 2020. The CARES Act is an emergency economic stimulus package that includes spending and tax cuts to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, the more significant provisions expected to impact the Company’s financial statements are the amendments made to certain provisions of the previously enacted TCJA. As of March 31, 2020, the Company recognized a benefit of $0.1 million as a component of income tax expense from continuing operations related to the CARES Act. Based on the Company's initial assessments, the Company anticipates that the CARES Act will allow the Company to defer the employer portion of its FICA taxes to 2021 and 2022 and allow the Company to fully carryback the anticipated 2020 net operating loss, if any, for a refund of taxes previously paid. The Company continues to review the tax-related provisions of the CARES Act and its potential impact on the Company.

On May 1, 2020, the Company entered into a term loan with Bank of America N.A. under the CARES Act and SBA Paycheck Protection Program, in the principal aggregate amount of $2,181,157, which is due and payable on May 4, 2022. This note bears interest on the unpaid balance at the rate of one percent (1%) per annum. The note contains a deferral period of six months, for which no interest or principal payments are due. Forgiveness of the loan may be obtained by meeting certain SBA requirements, which the Company believes it will meet.

Accounts receivable

We believe our allowance for credit losses related to our accounts receivable remains adequate as of March 31, 2020, due to the essential nature of our customers business, as well as the diversity of our large customer base. While we anticipate there could be an increase in the aging of our accounts receivable, we do not anticipate a significant increase in default risk.

Risk and Uncertainties

The duration and severity of COVID-19-related potential disruptions involve risks and uncertainties and it is not possible at this time to estimate the full impact on our business and could adversely affect our estimates, results of operations and financial condition.

To help mitigate potential effects of the pandemic on the Company, there are several safety measures that have been implemented to ensure the safety of our employees as well as maintaining our staff and business continuity. One of these measures was to split personnel into two-week shifts, with some personnel paid to stay home to minimize and mitigate any disruption. The Company is also providing personal protection equipment and implemented policies at our laboratory including temperature checks and physical distancing.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. As of March 31, 2020 and December 31, 2019, there were no investments classified as cash equivalents.

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

The Company’s 2006 Incentive Plan (“the Plan”) provides for cash based awards or the grant or issuance of stock-based awards. As of March 31, 2020, 229 thousand shares remained available for future grant under the Plan.

Share-based compensation is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). The compensation cost charged against income is included in cost of revenues and operating expenses as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Share-based compensation related to:
Stock option grants	$124	$102
Restricted Stock Unit awards	39	56
Total share-based compensation	$163	$158

There was no income tax benefit recognized in the condensed consolidated statements of income for share-based compensation arrangements for the three-month periods ended March 31, 2020 and 2019.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	Stock-Based Compensation (Continued)

A summary of the Company’s stock option activity for the three months ended March 31, 2020 is as follows (in thousands except per share amounts):

			Weighted Average
	Number of	Weighted Average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic
	Shares	Per Share	(in years)	Value(1)
Outstanding, December 31, 2019	584	$14.94	7.9	$-
Granted	-
Exercised	-
Forfeited	(3)	$4.37
Outstanding, March 31, 2020	581	$14.93	7.6	$-

Exercisable, March 31, 2020	246	$14.38	6.6	$-

(1)	The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market value of the Company’s stock on March 31, 2020 ($6.05) exceeded the exercise price of the underlying options, multiplied by the number of shares subject to each option.

A summary of the Company’s stock unit award (“SUA”) activity for the three months ended March 31, 2020 is as follows (in thousands except per share amounts):

	Number of Shares	Weighted Average Price per Share (2)	Weighted Average Fair Value (2)

Outstanding & Unvested, December 31, 2019	24	$12.84	$311
Granted	-
Converted to common stock	-
Cancelled	-
Forfeited	-
Outstanding & Unvested, March 31, 2020	24	$12.84	$311

(2)	Weighted average price per share is the weighted grant price based on the closing market price of each of the stock grants related to each grant of stock unit awards. The weighted average fair value is the weighted average share price times the number of shares.

As of March 31, 2020, a total of 831 thousand shares of common stock were reserved for issuance under the Plan. As of March 31, 2020, the unamortized fair value of awards relating to outstanding SUAs and options was $960 thousand, which is expected to be amortized over a weighted average period of 2.6 years.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	Basic and Diluted Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The number of dilutive common equivalent shares outstanding during the period was determined in accordance with the treasury-stock method. Common equivalent shares consisted of common stock issuable upon the exercise of outstanding options and common stock issuable upon the vesting of outstanding, unvested SUAs. Basic and diluted weighted average common shares outstanding for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Weighted average common shares outstanding, basic	5,517	5,507
Dilutive common equivalent shares	-	31
Weighted average common shares outstanding, diluted	5,517	5,538

The computation of diluted earnings per share for the three month period ended March 31, 2020 excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These stock awards are not included in the computation of diluted income per share because the effect would be antidilutive. For the three month period ended March 31, 2020, the number of antidilutive stock awards excluded from the diluted earnings per share was 605 thousand.

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

The Company has five operating leases for office and laboratory space used to conduct business. The exercise of lease renewal options is at our discretion and there are no renewals to extend the lease terms included in our Right-Of-Use (“ROU”) assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options and when they are reasonably certain of exercise. As most of the Company’s leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at the lease commencement date in determining the net present value (NPV) of the lease payments.

As of March 31, 2020, the Company recognized a Right-Of-Use (“ROU”) asset of $2.6 million and an operating lease liability of $3.1 million based on the present value of the minimum rental payments as a result of adoption of ASC Topic 842. The weighted average discount rate used for leases as of March 31, 2020 is 4.0%. The weighted average lease term as of March 31, 2020 is 4.2 years. The operating lease expense for the three months ended March 31, 2020 was $306 thousand.

Maturities and balance sheet presentation of the Company’s lease liabilities for all operating leases as of March 31, 2020 is as follows (in thousands):

2020	801
2021	644
2022	619
2023	584
2024	582
2025	145
Total Lease Payments	3,375
Less Interest:	(275)
Present value of lease liabilities	$3,100

Current operating lease liabilities	$886
Long-term operating lease liabilities	2,214
Total	$3,100

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	Debt and Other Financing Arrangements

On March 20, 2014, the Company entered into an equipment financing arrangement (“Loan Agreement”) with Banc of America Leasing & Capital, which it amended on August 8, 2014, September 15, 2015, October 30, 2017, and December 2, 2019. The terms of the arrangement are detailed in the 10-K.

The weighted average interest rate on outstanding debt under the Loan Agreement was 3.7% for the three months ended March 31, 2020. The interest expense was $25 thousand for the three months ended March 31, 2020. As of March 31, 2020, the weighted average interest rate was 3.6% and there was $2.5 million of outstanding debt related under the loan agreement. The Company was in compliance with all loan covenants as of March 31, 2020.

The annual principal repayment requirements for debt obligations as of March 31, 2020 were as follows (in 000’s):

2020	$509
2021	688
2022	664
2023	294
2024	305
Total long-term debt	2,460
Less current portion of long-term debt	(680)
Total long-term debt, net of current portion	$1,780

10.	Revenue

The table below disaggregates our external revenue by major source (in thousands).  For additional revenue detail relating to geographic breakdown of sales, see Note 11 – “Business Segment Reporting”.

	Three Months Ended
	March 31,
	2020	2019
Testing	$6,833	$9,023
Shipping/Collection (hair)	660	735
Other	44	64
Total Revenue	$7,537	$9,822

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	Business Segment Reporting

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

	Three Months Ended
	March 31,
	2020	2019
Consolidated Revenue:
United States	$6,341	$7,060
Brazil	1,063	2,642
Other	133	120
Total Revenue	$7,537	$9,822

12.	Significant Customers

The Company had one customer that represented 14% of revenue for the three months ended March 31, 2020 and 27% of revenue for the three months ended March 31, 2019. The Company had one customer that represented 13% of the total accounts receivable balance as of March 31, 2020 and two customers that represented 13% and 11%, respectively, of the total accounts receivable balance as of December 31, 2019.

13.	Recently Adopted Accounting Pronouncements

There are no recently adopted accounting pronouncements for the quarter.

14.	Accounting Pronouncements Issued But Not Yet Effective

During the quarter there were no recent accounting pronouncements affecting the Company.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company or statements made by its employees may contain forward-looking information that involves risks and uncertainties. In particular, statements contained in this report that are not historical facts (including but not limited to statements concerning earnings, earnings per share, revenues, cash flows, dividends, future business, growth opportunities, profitability, pricing, new accounts, customer base, market share, test volume, sales and marketing strategies, market demand for drug testing services in Brazil, U.S. and foreign drug testing laws and regulations, including, without limitation, Brazilian professional driver drug testing requirements, required investments in plant, equipment and people and new test development, the effect of the coronavirus / COVID-19 pandemic on our business, including its effects on our business and profitability, and on the well-being and availability of our employees, the continued operation of our testing facilities and loan forgiveness under the PPP program) may be “forward looking” statements. Actual results may differ from those stated in any forward-looking statements. Factors that may cause such differences include but are not limited to risks associated with the severity of the COVID-19 pandemic, and its impact on the Company’s markets, including its impact on the Company’s customers, suppliers and employees, as well as its risk on the United States and worldwide economies, the timing, scope and effectiveness of further governmental, regulatory, fiscal monetary and public health responses to the COVID-19 pandemic, compliance by the Company with repayment forgiveness requirements under the PPP, changes in U.S. and foreign government regulations, including but not limited to FDA regulations, changes in Brazilian laws and regulations and proposed laws and regulations and the implementation of such laws and regulations, currency risks, R&D spending, competition (including, without limitation, competition from other companies pursuing the same growth opportunities), the Company’s ability to maintain its reputation and brand image, the ability of the Company to achieve its business plans, cost controls, leveraging of its global operating platform, risks of information technology system failures and data security breaches, the uncertain global economy, the Company’s ability to attract, develop and retain executives and other qualified employees and independent contractors, including distributors, the Company’s ability to obtain and protect intellectual property rights, litigation risks, general economic conditions With respect to the continued payment of cash dividends, factors include, but are not limited to, all of the factors listed above with respect to the impact of the COVID-19 pandemic on the our business generally, plus cash flows, available surplus, capital expenditure reserves required, debt service obligations, regulatory requirements and other factors that the Board of Directors of the Company may take into account.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent the Company’s estimates and assumptions only as of the filing date of this Report. The Company expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the filing date of this Report, in order to reflect changes in circumstances or expectations, or the occurrence of unanticipated events, except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” set forth in Part I Item 1A of the 10-K, as well as the risks and uncertainties discussed elsewhere in this Report. The Company qualifies all of its forward-looking statements by these cautionary statements. The Company cautions you that these risks are not exhaustive. The Company operates in a continually changing business environment and new risks emerge from time to time.

OVERVIEW

Revenue for the first quarter of 2020 was $7.5 million compared to $9.8 million in 2019, a decrease of 23%. The Company reported net loss of $0.2 million, or ($0.03) per diluted share for the three months ended March 31, 2020 versus net income of $0.6 million, or $0.11 per diluted share for the same period in 2019, a decrease of $0.14 per diluted share. Earnings decrease was attributed to a reduction of revenue, primarily as a result of the coronavirus which adversely affected Brazil and domestic revenue. During the quarter, the Company took steps to reduce costs, including a 14% reduction in operating expenses.

RESULTS OF OPERATIONS

Revenue decline of 23% noted above was primarily due to a 34% decrease in volume and a 11% increase in price/mix (from domestic/international mix). International revenue was down 57% compared to the prior year quarter due to decline in volume from Brazil, and continued the trend in declining quarterly revenues from Brazil experienced during 2019. Due to the coronavirus pandemic, the Brazilian government has closed all driver license bureaus and extended the renewal period for all drivers licenses including commercial transportation licenses. This created a major fall off in volume and revenues in March. We expect this trend to continue during the next 12 months. Domestic revenue was down 10% in the first quarter of 2020 compared to the prior-year quarter, due to a decline in volume during the month of March as a result of the coronavirus pandemic.

Gross profit was $2.7 million for the three months ended March 31, 2020, compared to $4.4 million for the same period in 2019, a decrease of $1.7 million, or 38%. Direct costs decreased by $0.6 million or 11% for the three months ended March 31, 2020 compared to the same period in 2019. The gross profit margin was 36% for the three months ended March 31, 2020 and 45% for the comparable period of 2019. The margin was adversely impacted by lower sales volume as noted above.

General and administrative (“G&A”) expenses were $1.5 million compared to $1.9 million for the comparable period of 2019. As a percentage of revenue, G&A expenses were 20% for the three months ended March 31, 2020 and 19% for the same period in 2019.

Marketing and selling expenses were $1.1 million for the three months ended March 31, 2020 and 2019. Total marketing and selling expenses represented 15% of revenue for the three months ended March 31, 2020 and 11% for the same period in 2019.

Research and development (“R&D”) expenses were $0.3 million compared to $0.4 million for the comparable period of 2019. R&D expenses represented 4% of revenue for the three months ended March 31, 2020 and 2019.

Provision for income taxes Our provision for income taxes consisted primarily of federal and state income taxes in the United Sates and income taxes in Brazil. We estimate income taxes in each of the jurisdictions in which we operate. During the three months ended March 31, 2020 the Company recorded a tax benefit of $156 thousand, calculated using a tax benefit rate of 50%. During the three months ended March 31, 2019 the Company recorded a tax provision of $343 thousand, representing an effective tax rate or 35%. The Company currently expects the year-end tax rate to be to be approximately 40%.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2020, the Company had approximately $5.3 million of cash and $5.9 million of working capital. The Company's operating activities used $0.5 million of cash for the three months ended March 31, 2020. Investing activities used $0.2 million of cash while financing activities used $1.2 million of cash during the first three months of 2020.

Cash used by operating activities of $0.4 million reflected net loss of $0.2 million adjusted for depreciation and amortization of $610 thousand, stock-based compensation of $163 thousand, loss on sale of fixed assets of $94 thousand and decrease of deferred income taxes of $55 thousand. This was affected by a decrease in current assets of $0.1 million and a decrease in current liabilities of $1.2 million.

Cash used in investing activities of $0.3 million consisted primarily of costs related to internally developed software. We anticipate spending $0.3 million to $0.8 million in additional capital purchases for the remainder of 2020.

Cash used by financing activities of $1.2 million included cash dividends to shareholders of $1.0 million and $0.2 million from payments on long term debt.

Contractual obligations and other commercial commitments as of March 31, 2020 include operating lease commitments and outstanding debt, described in Notes 8 and 9, respectively of the Notes to Condensed Consolidated Financial Statements.

At March 31, 2020, the Company's principal sources of liquidity included an aggregate of approximately $5.3 million of cash.  The Company had $5.9 million and $7.0 million of working capital as of March 31, 2020 and December 31, 2019, respectively. On May 4, 2020, the Company received SBA loan proceeds of approximately $2.2 million through the CARES act. While management currently believes that its existing funds and recently received loan proceeds should be adequate to fund operations for the next 12 months, economic conditions related to the coronavirus including an obligation under the CARES Act loan to maintain certain payroll levels in order to obtain later forgiveness, are expected to adversely affect the Company’s operating results and cash-flow. As a result, the Company has temporarily suspended its quarterly dividend until the economic situation stabilizes.

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

PART II OTHER INFORMATION

Item 1A. Risk Factors

Risks associated with the Coronavirus (“COVID-19”).

The COVID-19 pandemic is expected to materially affect the Company’s operating results during at least the next fiscal quarter and likely longer. The recent closing of drivers license bureaus in Brazil in response to COVID-19 is expected to continue to have a material adverse impact on expected testing volume in Brazil for the next year. In addition, COVID-19’s effect on the world economy has caused significant increases in unemployment which has historically had a negative impact on our testing volume. COVID-19’s negative impact on the Company’s domestic and foreign-based revenue and operating results in the fiscal first quarter is anticipated to continue into the second quarter, and potentially beyond. However, this risk was mitigated in part by the Company’s recent receipt of proceeds from the CARES Act loan noted above.

While the primary COVID-19 related risk to the business is from reduced sales volume, there is also a risk from a disrupted supply chain or personnel availability. The Company has obtained additional supplies to reduce the impact of a disrupted supply chain, and has taken other protective measures to lessen the impact of COVID-19 on our own operations, including the use of personal protective equipment, enhanced cleaning and split shifts at our laboratory, however, there can be no assurance that our own operations will not be adversely impacted by COVID-19.

Risks associated with CARES Act PPP loan (“loan”)

Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments and covered utilities during the eight-week period beginning on the date of loan approval. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest. While we believe we satisfied all eligibility criteria for the loan, and that our receipt of the loan is consistent with the broad objectives of the CARES Act, it is possible that the SBA will determine we were ineligible to receive the loan, in which event we would be required to repay the loan. In addition, if these events were to transpire, they could have a material adverse effect on our business, results of operations and financial condition.

We are subject to numerous political, legal, operational and other risks as a result of our international operations which could impact our business in many ways.

Although we conduct a majority of our business in the United States, over the last several years, a significant portion of our business has been derived from Brazil. As we have previously disclosed, our international operations increased our exposure to the inherent risks of doing business in international markets, including, without limitation, changes in the local economic environment and local laws and regulations, and the Company’s reliance upon one distributor in Brazil. The Company’s distribution agreement with its Brazilian distributor may be terminated for any reason by either the Company or its distributor following 90 days’ written notice.

International operations also require us to devote significant management resources to implement our controls and systems in foreign markets, to comply with the U.S. Foreign Corrupt Practices Act and similar anti-corruption laws in non-U.S. jurisdictions and to overcome challenges based on differing languages and cultures.

Except as noted above, there have been no material changes in our risk factors from those disclosed in the 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of treasury stock in the first three months of 2020.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema
101. CAL	XBRL Taxonomy Extension Calculation Linkbase
101. DEF	XBRL Taxonomy Extension Definition Linkbase
101. LAB	XBRL Taxonomy Extension Label Linkbase
101. PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation

Date: May 15, 2020	By:	/s/ Raymond C. Kubacki
Raymond C. Kubacki
Chairman and Chief Executive Officer
(principal executive officer)

Date: May 15, 2020	By:	/s/ Neil L. Lerner
Neil L. Lerner
Vice President - Finance
(principal accounting officer)

