Form 10-Q
period 2020-06-30
PSYCHEMEDICS CORP
filed 2020-08-13
CIK 806517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X      No __

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X       No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at August 8, 2020 was 5,526,493.

PSYCHEMEDICS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(UNAUDITED)

	June 30,	December 31,
	2020	2019

ASSETS
Current Assets:
Cash	$3,672	$7,283
Accounts receivable, net of allowance for doubtful accounts of $28 in 2020 and $45 in 2019	2,560	3,780
Prepaid expenses and other current assets	1,496	1,788
Income tax receivable	2,026	--

Total Current Assets	9,754	12,851

Fixed assets, net of accumulated amortization and depreciation of $15,565 in 2020 and $16,197 in 2019	10,374	10,862
Other assets	920	943
Operating lease right-of-use assets	4,728	2,875

Total Assets	$25,776	$27,531

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$61	$617
Accrued expenses	1,649	3,577
Current portion of long-term debt	683	678
Current portion of operating lease liabilities	890	963

Total Current Liabilities	3,283	5,835

Long-term debt	3,789	1,951
Long-term deferred tax liabilities	476	550
Long-term portion of operating lease liabilities	4,304	2,375
Total Liabilities	11,852	10,711

Commitments and Contingencies (Note 6)

Shareholders' Equity:
Preferred stock, $0.005 par value, 873 shares authorized, no shares issued or outstanding	--	--
Common stock, $0.005 par value; 50,000 shares authorized Shares issued and outstanding: 6,195 in 2020 and 6,185 in 2019	31	31
Additional paid-in capital	32,564	32,249
Accumulated deficit	(6,956)	(3,754)
Less - Treasury stock, at cost, 668 shares	(10,082)	(10,082)
Accumulated other comprehensive loss	(1,633)	(1,624)

Total Shareholders' Equity	13,924	16,820

Total Liabilities and Shareholders' Equity	$25,776	$27,531

See accompanying notes to condensed consolidated financial statements

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(in thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenues	$3,314	$9,289	$10,851	$19,111
Cost of revenues	3,566	5,120	8,375	10,534

Gross profit (loss)	(252)	4,169	2,476	8,577

Operating Expenses:
General & administrative	1,853	1,355	3,386	3,270
Marketing & selling	856	1,088	1,962	2,217
Research & development	345	400	676	820

Total Operating Expenses	3,054	2,843	6,024	6,307

Operating income (loss)	(3,306)	1,326	(3,548)	2,270
Other income (expense), net	(39)	22	(112)	48

Income (loss) before provision for (benefit from) income taxes	(3,345)	1,348	(3,660)	2,318

Provision for (benefit from) income taxes	(1,295)	580	(1,451)	923

Net income (loss)	$(2,050)	$768	$(2,209)	$1,395

Other comprehensive income (loss):
Foreign currency translation	13	82	(10)	34
Total comprehensive income (loss)	$(2,037)	$850	$(2,219)	$1,429

Basic net income (loss) per share	$(0.37)	$0.14	$(0.40)	$0.25

Diluted net income (loss) per share	$(0.37)	$0.14	$(0.40)	$0.25

Dividends declared per share	$-	$0.18	$0.18	$0.36

See accompanying notes to condensed consolidated financial statements

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)

(UNAUDITED)

	Common Stock			Treasury Stock
	Shares	$0.005 par Value	Paid-In Capital	Shares	Cost	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
BALANCE, December 31, 2019	6,185	$31	$32,249	668	$(10,082)	$(3,754)	$(1,624)	$16,820
Shares issued – vested	10	-	-	-	-	-	-	-
Tax withholding from employee stock plans	-	-	(8)	-	-	-	-	(8)
Stock compensation expense	-	-	323	-	-	-	-	323
Cash dividends ($0.18 per share)	-	-	-	-	-	(993)	-	(993)
Net loss	-	-	-	-	-	(2,209)	-	(2,209)
Other comprehensive loss	-	-	-	-	-	-	(9)	(9)
BALANCE, June 30, 2020	6,195	$31	$32,564	668	$(10,082)	$(6,956)	$(1,633)	$13,924

BALANCE, December 31, 2018	6,175	$31	$31,523	668	$(10,082)	$(1,326)	$(1,399)	$18,747
Shares issued – vested	10	-	-	-	-	-	-	-
Tax withholding from employee stock plans	-	-	(33)	-	-	-	-	(33)
Stock compensation expense	-	-	319	-	-	-	-	319
Cash dividends ($0.36 per share)	-	-	-	-	-	(1,985)	-	(1,985)
Net income	-	-	-	-	-	1,395	-	1,395
Other comprehensive income	-	-	-	-	-	-	34	34
BALANCE, June 30, 2019	6,185	$31	$31,809	668	$(10,082)	$(1,916)	$(1,365)	$18,477

See accompanying notes to condensed consolidated financial statements

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Six Months Ended
	June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,209)	$1,395
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,288	1,501
ROU asset amortization	493	511
Deferred income taxes	(74)	(58)
Non-cash interest income	--	36
Loss on sale of fixed assets	94	--
Stock-based compensation	323	319
Changes in assets and liabilities:
Accounts receivable	1,220	303
Other current assets	(1,734)	(633)
Accounts payable	(556)	(428)
Operating lease liabilities	(490)	(511)
Accrued expenses and accrued income taxes	(2,084)	(745)
Net cash provided (used) by operating activities	(3,729)	1,690

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	140	--
Proceeds from short-term investments	--	3,810
Purchases of equipment and leasehold improvements	(675)	(165)
Cost of internally developed software	(135)	(191)
Other assets	(7)	14
Net cash provided (used) by investing activities	(677)	3,468

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of tax withholding	(8)	(33)
Proceeds from PPP loan	2,181	--
Payments of equipment financing	(338)	(207)
Cash dividends paid	(993)	(1,985)
Net cash provided (used) by financing activities	842	(2,225)

Effect of exchange rate changes on cash and cash equivalents	(47)	95
Net increase (decrease) in cash	(3,611)	3,028
Cash, beginning of period	7,283	4,069
Cash, end of period	$3,672	$7,097

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$229	$1,499
Cash paid for interest	$43	$38
Cash paid for operating leases	$519	$523
Right-of-use assets acquired through operating leases	$2,346	$1,927
Purchases of equipment through accounts payable and accrued liabilities	$193	$450

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

The condensed consolidated balance sheet as of June 30, 2020, the condensed consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2020 and 2019, the condensed consolidated statements of shareholders’ equity for the six-month periods ended June 30, 2020 and 2019 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2020 and 2019 are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of results for these interim periods. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm, but does not include all of the information and footnotes required for complete annual financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months and six months ended June 30, 2020 may not be indicative of the results that may be expected for the year ending December 31, 2020, or any other period.

Unless the context requires otherwise, the terms “we”, “us”, “our”, or “the Company” refer to Psychemedics Corporation and its consolidated subsidiaries.

2.	COVID-19 Pandemic

The outbreak of coronavirus (“COVID-19”) which was declared by the World Health Organization to be a pandemic, has, and is expected to continue to impact worldwide economic activity. While our domestic business has been deemed an essential business and we continue to provide services to our customers, COVID-19 has had a significant impact on our entire operations.  Additionally, COVID-19’s effect on the overall economy has had an adverse impact on hiring, which is having a negative impact on our testing volume. Due to COVID-19, the Brazilian government closed all driver license bureaus and extended the renewal period for all drivers licenses, which has, and will continue to have a material adverse impact on expected testing volume in Brazil for the next year.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	COVID-19 Pandemic (continued)

The Coronavirus Aid, Relief and Economic Security Act (“CARES”) Act, enacted on March 27, 2020, was an emergency economic stimulus package that included spending provisions and tax cuts to strengthen the United States economy and to fund a nationwide effort to curtail the effect of COVID-19. The principal impact of the CARES Act was the adoption of the Paycheck Protection Program described below. The CARES Act also provided sweeping tax changes in response to the COVID-19 pandemic, including amendments to certain provisions of the previously enacted Tax Cuts and Jobs Act (“TCJA”). The Company recognized a benefit of $1.3 and $1.5 million for the three and six months ended June 20, 2020, respectively, as a component of income tax expense from continuing operations related to the tax provisions in the CARES Act. Based on the Company's initial assessments, the Company anticipates that the CARES Act will allow the Company to defer the employer portion of its FICA taxes to 2021 and 2022 and allow the Company to fully carryback the anticipated 2020 net operating loss, if any, for a refund of taxes previously paid. The Company continues to review the tax-related provisions of the CARES Act and its potential impact on the Company.

Paycheck Protection Program Loan

On May 1, 2020, the Company entered into a term loan with Bank of America N.A. under the Paycheck Protection Program (“PPP”) administered by the United States Small Business Administration (“SBA”) under the CARES Act. The principal amount of the loan was $2,181,157, which is evidenced by a promissory note with a maturity date of May 4, 2022. The note bears interest on the unpaid balance at the rate of one percent (1%) per annum. The note contains a deferral period of six months, for which no interest or principal payments are due. The Company is in the process of applying for loan forgiveness with the SBA and expects a final approval by the end of the year.

Accounts Receivable

We believe our allowance for credit losses related to our accounts receivable remained adequate as of June 30, 2020, due to the essential nature of our customers business, as well as the diversity of our large customer base. While we anticipate there could be an increase in the aging of our accounts receivable, we do not anticipate a significant increase in default risk.

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

4.	Stock-Based Compensation

The Company’s 2006 Incentive Plan (“the Plan”) provides for cash-based awards or the grant or issuance of stock-based awards. As of June 30, 2020, 231 thousand shares remained available for future grant under the Plan.

Share-based compensation is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). The compensation cost charged against income is included in cost of revenues and operating expenses as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Share-based compensation related to:
Stock option grants	$126	$119	$250	$221
Restricted Stock Unit awards	34	42	73	98
Total share-based compensation	$160	$161	$323	$319

There was no income tax benefit recognized in the condensed consolidated statements of income for share-based compensation arrangements for the three-month and six-month periods ended June 30, 2020 and 2019.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Stock-Based Compensation (continued)

A summary of the Company’s stock option activity for the six months ended June 30, 2020 is as follows (in thousands except per share amounts):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Outstanding, December 31, 2019	584	$14.94	7.9	$-
Granted	-
Exercised	-
Forfeited	(3)	$4.37
Outstanding, June 30, 2020	581	$14.93	7.4	$-

Exercisable, June 30, 2020	386	$15.62	6.9	$-

(1)	Stock options had no aggregate intrinsic value as of December 31, 2019 and June 30, 2020. Intrinsic value is calculated based on the amount by which the closing market value of the Company’s stock exceeded the exercise price of the underlying options, multiplied by the number of shares.

A summary of the Company’s stock unit award (“SUA”) activity for the six months ended June 30, 2020 is as follows (in thousands except per share amounts):

	Number of Shares	Weighted Average Price per Share (2)	Weighted Average Fair Value (2)

Outstanding & Unvested, December 31, 2019	24	$12.84	$311
Granted	-
Converted to common stock	(10)	$20.24
Cancelled	(1)	$20.24
Forfeited	-
Outstanding & Unvested, June 30, 2020	13	$11.87	$156

(2)	Weighted average price per share is the weighted grant price based on the closing market price of each of the stock grants related to each grant of stock unit awards. The weighted average fair value is the weighted average share price times the number of shares.

As of June 30, 2020, 820 thousand shares of common stock were reserved for issuance under the Plan. As of June 30, 2020, the unamortized fair value of awards relating to outstanding SUAs and options was $800 thousand, which is expected to be amortized over a weighted average period of 2.4 years.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	Basic and Diluted Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The number of dilutive common equivalent shares outstanding during the period was determined in accordance with the treasury-stock method. Common equivalent shares consisted of common stock issuable upon the exercise of outstanding options and common stock issuable upon the vesting of outstanding, unvested SUAs. Basic and diluted weighted average common shares outstanding for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Weighted average common shares outstanding, basic	5,523	5,514	5,520	5,510
Dilutive common equivalent shares	-	9	-	25
Weighted average common shares outstanding, diluted	5,523	5,523	5,520	5,535

The computation of diluted earnings per share for the three and six month period ended June 30, 2020 excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These stock awards are not included in the computation of diluted income per share because the effect would be antidilutive. For the three and six month periods ended June 30, 2020, the number of antidilutive stock awards excluded from diluted earnings per share was 594 thousand.

6.	Commitments and Contingencies

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. While the ultimate outcome of individual legal claims is inherently unpredictable, we believe that the final resolution of any pending actions will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	Operating Leases

The Company has five operating leases for office and laboratory space used to conduct business. The exercise of lease renewal options is at our discretion. There is one lease which contains renewal options to extend the lease terms included in our Right-Of-Use (“ROU”) assets and lease liabilities as they are reasonably certain of exercise. The Company regularly evaluates the renewal options and when they are reasonably certain of exercise. As most of the Company’s leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at the lease commencement date in determining the net present value (NPV) of the lease payments.

As of June 30, 2020, the Company recognized a Right-Of-Use (“ROU”) asset of $4.7 million and an operating lease liability of $5.2 million based on the present value of the minimum rental payments as a result of adoption of ASC Topic 842. The weighted average discount rate used for leases as of June 30, 2020 is 3.9%. The weighted average lease term as of June 30, 2020 is 5.4 years. The operating lease expense for the three and six months ended June 30, 2020 was $257 thousand and $564 thousand, respectively.

Maturities and balance sheet presentation of the Company’s lease liabilities for all operating leases as of June 30, 2020 is as follows (in thousands):

2020	519
2021	1,041
2022	1,028
2023	1,096
2024	1,035
2025	593
2026	458
Total Lease Payments	5,770
Less Interest:	(576)
Present value of lease liabilities	$5,194

Current operating lease liabilities	$890
Long-term operating lease liabilities	4,304
Total	$5,194

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	Debt and Other Financing Arrangements

On March 20, 2014, the Company entered into an equipment financing arrangement (“Loan Agreement”) with Banc of America Leasing & Capital, which it amended on August 8, 2014, September 15, 2015, October 30, 2017, and December 2, 2019. The terms of the arrangement are detailed in the 10-K.

The weighted average interest rate on outstanding debt under the Loan Agreement was 2.8% and 3.5% for the three and six months ended June 30, 2020. The interest expense was $19 thousand and $44 thousand for the three and six months ended June 30, 2020, respectively. As of June 30, 2020, the weighted average interest rate was 3.3% and there was $2.3 million of outstanding debt related under the loan agreement. The Company was in compliance with all loan covenants as of June 30, 2020.

The annual principal repayment requirements for debt obligations as of June 30, 2020 were as follows (in 000’s):

2020	$340
2021	688
2022	664
2023	294
2024	305
Long-term debt from equipment financing	2,291
Less current portion of long-term debt	(683)
Long-term debt from equipment financing, net of current portion	1,608
PPP Loan	2,181
Total long-term debt, net of current portion	$3,789

1 See note 2. for description of PPP Loan.

9.	Revenue

The table below disaggregates our external revenue by major source (in thousands).  For additional revenue detail relating to geographic breakdown of sales, see Note 10 – “Business Segment Reporting”.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Testing	$2,941	$8,451	$9,774	$17,474
Shipping/Collection (hair)	353	777	1,013	1,511
Other	20	61	64	126
Total Revenue	$3,314	$9,289	$10,851	$19,111

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	Business Segment Reporting

The Company manages its operations as one segment, drug testing services. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment. All Brazil sales are through one independent distributor. The Company’s revenues by geographic region are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Consolidated Revenue:
United States	$3,125	$6,807	$9,466	$13,867
Brazil	164	2,358	1,145	5,001
Other	25	124	240	243
Total Revenue	$3,314	$9,289	$10,851	$19,111

11.	Significant Customers

The Company had one customer that represented 11% of revenue for the six months ended June 30, 2020 and one customer that represented 26% of revenue for the six months ended June 30, 2019. The Company had one customer that represented 30% of the total accounts receivable balance as of June 30, 2020 and two customers that represented 13% and 11%, respectively, of the total accounts receivable balance as of December 31, 2019.

12.	Recently Adopted Accounting Pronouncements

There are no recently adopted accounting pronouncements for the quarter.

13.	Accounting Pronouncements Issued But Not Yet Effective

During the quarter there were no recent accounting pronouncements affecting the Company.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company or statements made by its employees may contain forward-looking information that involves risks and uncertainties. In particular, statements contained in this report that are not historical facts (including but not limited to statements concerning earnings, earnings per share, revenues, cash flows, dividends, future business, growth opportunities, profitability, pricing, new accounts, customer base, market share, test volume, sales and marketing strategies, market demand for drug testing services in Brazil, U.S. and foreign drug testing laws and regulations, including, without limitation, Brazilian professional driver drug testing requirements, required investments in plant, equipment and people and new test development, the effect of the COVID-19 pandemic on our business, including its effects on our business and profitability, and on the well-being and availability of our employees, the continued operation of our testing facilities and loan forgiveness under the PPP program) may be “forward looking” statements. Actual results may differ from those stated in any forward-looking statements. Factors that may cause such differences include but are not limited to risks associated with the severity of the COVID-19 pandemic, and its impact on the Company’s markets, including its impact on the Company’s customers, suppliers and employees, as well as its risk on the United States and worldwide economies, the timing, scope and effectiveness of further governmental, regulatory, fiscal monetary and public health responses to the COVID-19 pandemic, compliance by the Company with repayment forgiveness requirements under the PPP, changes in U.S. and foreign government regulations, including but not limited to FDA regulations, changes in Brazilian laws and regulations and proposed laws and regulations and the implementation of such laws and regulations, currency risks, R&D spending, competition (including, without limitation, competition from other companies pursuing the same growth opportunities), the Company’s ability to maintain its reputation and brand image, the ability of the Company to achieve its business plans, cost controls, leveraging of its global operating platform, risks of information technology system failures and data security breaches, the uncertain global economy, the Company’s ability to attract, develop and retain executives and other qualified employees and independent contractors, including distributors, the Company’s ability to obtain and protect intellectual property rights, litigation risks, general economic conditions With respect to the continued payment of cash dividends, factors include, but are not limited to, all of the factors listed above with respect to the impact of the COVID-19 pandemic on the our business generally, plus cash flows, available surplus, capital expenditure reserves required, debt service obligations, regulatory requirements and other factors that the Board of Directors of the Company may take into account.

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

OVERVIEW

Revenue for the second quarter of 2020 was $3.3 million compared to $9.3 million in 2019, a decrease of 64%. The Company reported a net loss of $2.1 million, or $0.37 per diluted share for the three months ended June 30, 2020 versus net income of $0.8 million, or $0.14 per diluted share for the same period in 2019. Revenue and earnings decrease for the quarter were attributed to a reduction of domestic and international sales volume, primarily as a result of the coronavirus pandemic (“COVID-19”). Further contributing to the net loss were higher personnel costs, as the Company maintained personnel to comply with anticipated PPP loan forgiveness. However, the Company was not able to take the PPP loan forgiveness into income during the quarter (the higher personnel costs incurred during the period were not offset by the income from loan forgiveness) as the SBA has not formally forgiven the PPP loan. While we believe we will quality for loan forgiveness, this process will take several months. Revenue for the six months ended June 30, 2020 and 2019 was $10.9 million and $19.1 million, respectively, a decrease of 43%. The Company had a net loss for the six months ended June 30, 2020 of $2.2 million versus net income for the six months ended June 30, 2019 of $1.4 million. The Company declared $0.18 per share of cash dividends to its shareholders in the six months ended June 30, 2020. It is important to note that this dividend was declared in February 2020, following the release of year-end earnings, with no dividends declared thereafter. This compared to dividends declared of $0.36 per share for the six-month period in 2019.

As a result of being approached by third parties, our Board of Directors authorized the Company to explore strategic alternatives to enhance shareholder value. As a result of this process, during the quarter, the Company incurred increased legal costs. The Company does not intend to comment further or update the market with any further information on the process unless and until the Board of Directors has approved a specific action. There can be no assurance that this process will result in any definitive agreement, any specific action or change in current strategy.

RESULTS OF OPERATIONS

Revenue decreased 64% for the three months ended June 30, 2020 compared to the same period in 2019, primarily due to a 73% decrease in volume resulting from COVID-19, both domestically and internationally. For the same period, domestic revenues decreased $3.7 million (54%) and international revenues decreased $2.3 million (92%). For the six months ended June 2020, revenue decreased 43%, primarily due to a 53% decrease in volume. For the same period, domestic revenues decreased $4.4 million (32%) and international revenues decreased $3.9 million (74%). The Company’s domestic revenues were impacted by the shut-down of the economy due to COVID-19, with some lesser impact in safety sensitive industries. The international revenue decline was primarily from Brazil testing volume. Due to COVID-19, the Brazilian government extended the renewal period for drivers licenses to 18 months, causing a major fall off in volume and revenues from Brazil.

Gross profit (loss): The Company had a ($252) thousand gross loss for the three months ended June 30, 2020, compared to a $4.2 million gross profit for the same period in 2019. Direct costs decreased by $1.6 million or 30% for the three months ended June 30, 2019 compared to the same period in 2019. The margin was adversely impacted by lower sales volume as noted above. In addition, to qualify for future forgiveness of the PPP loan, the Company was required to maintain prior levels of personnel, which negatively impacted the margin. Gross profit for the six months ended June 30, 2020 decreased $6.1 million to $2.5 million for the comparable period in 2019. Direct costs decreased by $2.2 million or 20% for the six months ended June 30, 2020 when compared to the same period in 2019. The gross profit margin for the six-month period ended June 30, 2020 was 23% compared to 45% for the comparable period in 2019. The margin was adversely impacted by lower sales volume and continuation of prior year levels of personnel-related expenses as noted above.

General and administrative (“G&A”) expenses increased 37% or $0.5 million to $1.9 million for the three months ended June 30, 2020 compared to $1.4 million for the same period in 2019. As a percentage of revenue, G&A expenses were 56% and 15% for the three months ended June 30, 2020 and 2019, respectively. The increase in G&A expenses was driven by two items. The first is that the second quarter of 2019 had a credit for some legal expenses due to an insurance reimbursement. The second relates to a significant amount of legal expenses in the second quarter related to discussions we had regarding potential strategic transactions. As a result of being approached by third parties, our Board of Directors authorized the Company to explore strategic alternatives to enhance shareholder value. As a result of this process, the Company incurred increased legal costs. G&A expenses were $3.4 million and $3.3 million for the six months ended June 30, 2020 and 2019, respectively. As a percentage of revenue, G&A expenses were 31% and 17% for the six months ended June 30, 2020 and 2019, respectively.

Marketing and selling expenses decreased 21% or $0.2 million to $0.9 million for the three months ended June 30, 2020 compared to $1.1 million for the same period in 2019. Total marketing and selling expenses represented 26% and 12% of revenue for the three months ended June 30, 2020 and 2019, respectively. Marketing and selling expenses were $2.0 million and $2.2 million for the six months ended June 30, 2020 and 2019, respectively. As a percentage of revenue, marketing and selling expenses were 18% and 12% for the six months ended June 30, 2020 and 2019, respectively.

Research and development (“R&D”) expenses for the three months ended June 30, 2020 and 2019 were $0.3 million and $0.4 million, respectively. R&D expenses represented 10% and 4% of revenue for the three months ended June 30, 2020 and 2019, respectively. R&D expenses were $0.7 million and $0.8 million for the six months ended June 30, 2020 and 2019, respectively. R&D expenses represented 6% and 4% of revenue for the six months ended June 30, 2020 and 2019, respectively.

Provision for income taxes consists primarily of federal and state income taxes in the United Sates and income taxes in Brazil. We estimate income taxes in each of the jurisdictions in which we operate. During the three months ended June 30, 2020, the Company recorded a tax benefit of $1.3 million (effective tax rate of 39%) and a tax provision of $0.6 million (effective tax rate of 43%) for the comparative period in 2019. During the six months ended June 30, 2020 and 2019 the Company recorded a tax benefit of $1.5 million and a tax provision of $0.9 million for the comparative period in 2019. These provisions represented an effective tax rate of 40% for the six months ended June 30, 2020 and 2019.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2020, the Company had approximately $3.7 million of cash and $6.5 million of working capital. The Company's operating activities used $3.7 million of cash for the six months ended June 30, 2020. Investing activities used $0.7 million of cash while financing activities provided $0.9 million of cash during the first six months of 2020.

Cash used by operating activities of $3.7 million reflected net loss of $2.2 million adjusted for depreciation and amortization of $1.3 million, ROU asset amortization of $0.5 million and stock-based compensation of $0.3 million. This was also affected by an increase in current assets of $0.5 million and a decrease in accounts payable and accrued expenses of $2.6 million.

Cash used in investing activities of $0.7 million consisted primarily of costs related to leasehold improvements. We anticipate spending $0.3 million to $0.8 million in additional capital purchases for the remainder of 2020.

Cash provided by financing activities of $0.9 million primarily included proceeds from the PPP loan of $2.2 million, partially offset by cash dividends paid to shareholders of $1.0 million and payments on equipment financing of $0.3 million.

Contractual obligations and other commercial commitments as of June 30, 2020 include operating lease commitments and outstanding debt, described in Notes 7 and 8, respectively of the Notes to Condensed Consolidated Financial Statements.

At June 30, 2020, the Company's principal sources of liquidity included an aggregate of approximately $3.7 million of cash.  The Company had $6.5 million and $7.0 million of working capital as of June 30, 2020 and December 31, 2019, respectively. On May 4, 2020, the Company received SBA loan proceeds of approximately $2.2 million through the CARES act. While management currently believes that its existing funds and recently received loan proceeds should be adequate to fund operations for the next 12 months, economic conditions related to COVID-19 are expected to continue to adversely affect the Company’s operating results and cash flows. As a result, the Company has temporarily suspended its quarterly dividend until the economic situation stabilizes.

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

The COVID-19 pandemic is expected to continue to materially affect the Company’s operating results during at least the next fiscal quarter and likely longer. In particular, the closing of drivers license bureaus in Brazil in response to COVID-19, along with other risk factors related to our operations in Brazil noted below, are expected to continue to have a material adverse impact on expected testing volume in Brazil for at least the next year. In addition, COVID-19’s effect on the world economy has caused significant increases in unemployment which has historically had a negative impact on our testing volume. COVID-19’s negative impact on the Company’s domestic and foreign-based revenue and operating results in the fiscal first quarter is anticipated to continue into the third quarter, and potentially beyond. However, this risk was mitigated in part by the Company’s recent receipt of proceeds from the CARES Act loan noted above.

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

Risks associated with CARES Act PPP loan (“loan”)

Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments and covered utilities during the twenty four-week period beginning on the date of loan approval. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest. While we believe we satisfied all eligibility criteria for the loan, and that our receipt of the loan is consistent with the broad objectives of the CARES Act, it is possible that the SBA or another federal agency will determine that we were ineligible to receive the loan, in which event we would be required to repay the loan. In addition, if these events were to transpire, they could have a material adverse effect on our business, results of operations and financial condition.

We are subject to numerous political, legal, operational, business and other risks as a result of our international operations which could impact our business in many ways.

Although we conduct a majority of our business in the United States, over the last several years, a significant portion of our business has been derived from Brazil. As we have previously disclosed, our international operations increased our exposure to the inherent risks of doing business in international markets, including, without limitation, changes in the local economic environment and local laws and regulations, the Company’s reliance upon one distributor in Brazil and potential competition from third parties doing business in Brazil. Also as previously noted, the Company’s distribution agreement with its Brazilian distributor may be terminated for any reason by either the Company or its distributor following 90 days’ written notice and is non-exclusive to the Company.

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

There were no purchases of treasury stock in the first six months of 2020.

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

Psychemedics Corporation

Date:	August 13, 2020	By:	/s/ Raymond C. Kubacki
Raymond C. Kubacki
Chairman and Chief Executive Officer
(principal executive officer)

Date:	August 13, 2020	By:	/s/ Neil L. Lerner
Neil L. Lerner
Vice President - Finance
(principal accounting officer)

