Form 10-Q
period 2020-09-30
PSYCHEMEDICS CORP
filed 2020-11-10
CIK 806517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

or

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

The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at November 3, 2020 was 5,526,493.

PSYCHEMEDICS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(UNAUDITED)

	September 30,	December 31,
	2020	2019

ASSETS
Current Assets:
Cash	$1,809	$7,283
Accounts receivable, net of allowance for doubtful accounts of $40 in 2020 and $45 in 2019	3,890	3,780
Prepaid expenses and other current assets	1,299	1,788
Income tax receivable	1,833	--

Total Current Assets	8,831	12,851

Fixed assets, net of accumulated amortization and depreciation of $16,257 in 2020 and $16,197 in 2019	9,746	10,862
Other assets	885	943
Deferred tax asset	10	--
Operating lease right-of-use assets	4,508	2,875

Total Assets	$23,980	$27,531

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$416	$617
Accrued expenses	1,357	3,577
Current portion of long-term debt	685	678
Current portion of operating lease liabilities	884	963

Total Current Liabilities	3,342	5,835

Long-term debt	3,617	1,951
Long-term deferred tax liabilities	--	550
Long-term portion of operating lease liabilities	4,079	2,375
Total Liabilities	11,038	10,711

Commitments and Contingencies (Note 6)

Shareholders' Equity:
Preferred stock, $0.005 par value, 873 shares authorized, no shares issued or outstanding	--	--
Common stock, $0.005 par value; 50,000 shares authorized Shares issued and outstanding: 6,195 in 2020 and 6,185 in 2019	31	31
Additional paid-in capital	32,690	32,249
Accumulated deficit	(8,063)	(3,754)
Less - Treasury stock, at cost, 668 shares	(10,082)	(10,082)
Accumulated other comprehensive loss	(1,634)	(1,624)

Total Shareholders' Equity	12,942	16,820

Total Liabilities and Shareholders' Equity	$23,980	$27,531

See accompanying notes to condensed consolidated financial statements

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(in thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenues	$5,174	$9,852	$16,025	$28,963
Cost of revenues	4,041	5,470	12,416	16,004

Gross profit	1,133	4,382	3,609	12,959

Operating Expenses:
General & administrative	1,341	1,417	4,727	4,687
Marketing & selling	896	1,238	2,858	3,455
Research & development	305	393	981	1,213

Total Operating Expenses	2,542	3,048	8,566	9,355

Operating income (loss)	(1,409)	1,334	(4,957)	3,604
Other income (expense), net	(17)	6	(129)	54

Income (loss) before provision for (benefit from) income taxes	(1,426)	1,340	(5,086)	3,658

Provision for (benefit from) income taxes	(319)	663	(1,770)	1,586

Net income (loss)	$(1,107)	$677	$(3,316)	$2,072

Other comprehensive income (loss):
Foreign currency translation	-	(330)	(10)	(297)
Total comprehensive income (loss)	$(1,107)	$347	$(3,326)	$1,775

Basic net income (loss) per share	$(0.20)	$0.12	$(0.60)	$0.38

Diluted net income (loss) per share	$(0.20)	$0.12	$(0.60)	$0.37

Dividends declared per share	$-	$0.18	$0.18	$0.54

See accompanying notes to condensed consolidated financial statements

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)

(UNAUDITED)

	Common	Paid-In	Treasury	Accumulated	Accumulated Other
	Stock	Capital	Stock	Deficit	Comprehensive Loss	Total
BALANCE, December 31, 2019	$31	$32,249	$(10,082)	$(3,754)	$(1,624)	$16,820
Stock compensation expense	-	163	-	-	-	163
Cash dividends ($0.18 per share)	-	-	-	(993)	-	(993)
Net loss	-	-	-	(159)	-	(159)
Other comprehensive loss	-	-	-	-	(23)	(23)
BALANCE, March 31, 2020	31	32,412	(10,082)	(4,906)	(1,647)	15,808
Tax withholding from employee stock plans	-	(8)	-	-	-	(8)
Stock compensation expense	-	160	-	-	-	160
Net loss	-	-	-	(2,050)	-	(2,050)
Other comprehensive income	-	-	-	-	14	14
BALANCE, June 30, 2020	31	32,564	(10,082)	(6,956)	(1,633)	13,924
Stock compensation expense	-	126	-	-	-	126
Net loss	-	-	-	(1,107)	-	(1,107)
Other comprehensive loss	-	-	-	-	(1)	(1)
BALANCE, September 30, 2020	$31	$32,690	$(10,082)	$(8,063)	$(1,634)	$12,942

BALANCE, December 31, 2018	$31	$31,523	$(10,082)	$(1,326)	$(1,399)	$18,747
Stock compensation expense	-	158	-	-	-	158
Cash dividends ($0.18 per share)	-	-	-	(991)	-	(991)
Net income	-	-	-	627	-	627
Other comprehensive loss	-	-	-	-	(48)	(48)
BALANCE, March 31, 2019	31	31,681	(10,082)	(1,690)	(1,447)	18,493

Tax withholding from employee stock plans	-	(33)	-	-	-	(33)
Stock compensation expense	-	161	-	-	-	161
Cash dividends ($0.18 per share)	-	-	-	(994)	-	(994)
Net income	-	-	-	768	-	768
Other comprehensive income	-	-	-	-	82	82
BALANCE, June 30, 2019	31	31,809	(10,082)	(1,916)	(1,365)	18,477
Stock compensation expense	-	190	-	-	-	190
Cash dividends ($0.18 per share)	-	-	-	(993)	-	(993)
Net income	-	-	-	677	-	677
Other comprehensive loss	-	-	-	-	(331)	(331)
BALANCE, September 30, 2019	$31	$31,999	$(10,082)	$(2,232)	$(1,696)	$18,020

See accompanying notes to condensed consolidated financial statements

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,316)	$2,072
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,995	2,219
ROU asset amortization	713	--
Deferred income taxes	(560)	(138)
Non-cash interest income	--	35
Loss on sale of fixed assets	94	--
Stock-based compensation	449	509
Changes in assets and liabilities:
Accounts receivable	(110)	(342)
Other current assets	(1,344)	(439)
Accounts payable	(204)	(335)
Operating lease liabilities	(721)	--
Accrued expenses	(2,219)	(220)
Net cash provided by (used in) operating activities	(5,223)	3,361

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	140	--
Proceeds from short-term investments	--	3,810
Purchases of equipment and leasehold improvements	(880)	(896)
Cost of internally developed software	(184)	(225)
Other assets	10	(47)
Net cash provided by (used in) investing activities	(914)	2,642

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of tax withholding	(8)	(33)
Proceeds from PPP loan	2,181	--
Payments of equipment financing	(507)	(312)
Cash dividends paid	(993)	(2,978)
Net cash provided by (used in) financing activities	673	(3,323)

Effect of exchange rate changes on cash and cash equivalents	(10)	(257)
Net increase (decrease) in cash	(5,474)	2,423
Cash, beginning of period	7,283	4,069
Cash, end of period	$1,809	$6,492

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$236	$1,958
Cash paid for interest	$60	$47
Cash paid for operating leases	$800	$841
Right-of-use assets acquired through operating leases	$2,346	$4,382
Purchases of equipment through accounts payable and accrued liabilities	$3	$30

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

The condensed consolidated balance sheet as of September 30, 2020, the condensed consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2020 and 2019, the condensed consolidated statements of shareholders’ equity for the nine-month periods ended September 30, 2020 and 2019 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2020 and 2019 are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of results for these interim periods. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm, but does not include all of the information and footnotes required for complete annual financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months and nine months ended September 30, 2020 may not be indicative of the results that may be expected for the year ending December 31, 2020, or any other period.

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

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. COVID-19 Pandemic (continued)

The Coronavirus Aid, Relieve and Economic Security Act (“CARES”) Act, enacted on March 27, 2020, was an emergency economic stimulus package that included spending provisions and tax cuts to strengthen the United States economy and to fund a nationwide effort to curtail the effect of COVID-19. The principal impact of the CARES Act was the adoption of the Paycheck Protection Program described below. The CARES Act also provided sweeping tax changes in response to the COVID-19 pandemic, including amendments to certain provisions of the previously enacted Tax Cuts and Jobs Act (“TCJA”). The Company recognized a provision of $0.1 million and a benefit of $1.3 million for the three and nine months ended September 30, 2020, respectively, as a component of income tax expense from continuing operations related to the tax provisions in the CARES Act. Based on the Company's initial assessments, the Company anticipates that the CARES Act will allow the Company to defer the employer portion of its FICA taxes to 2021 and 2022 and allow the Company to fully carryback the anticipated 2020 net operating loss, if any, for a refund of taxes previously paid. The Company continues to review the tax-related provisions of the CARES Act and its potential impact on the Company.

Paycheck Protection Program Loan

On May 1, 2020, the Company entered into a term loan with Bank of America N.A. under the Paycheck Protection Program (“PPP”) administered by the United States Small Business Administration (“SBA”) under the CARES Act. The principal amount of the loan was $2,181,157, which is evidenced by a promissory note with a maturity date of May 4, 2022. The note bears interest on the unpaid balance at the rate of one percent (1%) per annum. The note contains a deferral period of six months, for which no interest or principal payments are due. The Company is in the process of applying for loan forgiveness with the SBA and expects a final approval by the end of fiscal 2020 or in the first quarter of 2021.

Accounts Receivable

We believe our allowance for credit losses related to our accounts receivable remained adequate as of September 30, 2020, due to the essential nature of our customers business, as well as the diversity of our large customer base. While we anticipate there could be an increase in the aging of our accounts receivable, we do not anticipate a significant increase in default risk.

Risk and Uncertainties

The duration and severity of COVID-19-related potential disruptions involve risks and uncertainties and it is not possible at this time to estimate the full impact on our business and could adversely affect our estimates, results of operations and financial condition.

To help mitigate potential effects of the pandemic on the Company, there are several safety measures that have been implemented to ensure the safety of our employees as well as maintaining our staff and business continuity. The Company is providing personal protection equipment and implemented policies at our laboratory including temperature checks and physical distancing.

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

The Company’s 2006 Incentive Plan (“the Plan”) provides for cash-based awards or the grant or issuance of stock-based awards. As of September 30, 2020, 231 thousand shares remained available for future grant under the Plan.

Share-based compensation is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). The compensation cost charged against income is included in cost of revenues and operating expenses as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Share-based compensation related to:
Stock option grants	$102	$151	$353	$372
Restricted Stock Unit awards	24	39	96	137
Total share-based compensation	$126	$190	$449	$509

There was no income tax benefit recognized in the condensed consolidated statements of income for share-based compensation arrangements for the three-month and nine-month periods ended September 30, 2020 and 2019.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Stock-Based Compensation (continued)

A summary of the Company’s stock option activity for the nine months ended September 30, 2020 is as follows (in thousands except per share amounts):

		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise Price	Remaining	Intrinsic
	Shares	Per Share	Contractual Life (years)	Value(1)
Outstanding, December 31, 2019	584	$14.94	7.9	$-
Granted	-
Exercised	-
Forfeited	(3)	$4.37
Outstanding, September 30, 2020	581	$14.93	7.1	$-

Exercisable, September 30, 2020	396	$15.49	6.6	$-

(1)	Stock options had no aggregate intrinsic value as of December 31, 2019 and September 30, 2020. Intrinsic value is calculated based on the amount by which the closing market value of the Company’s stock exceeded the exercise price of the underlying options, multiplied by the number of shares.

A summary of the Company’s stock unit award (“SUA”) activity for the nine months ended September 30, 2020 is as follows (in thousands except per share amounts):

	Number of Shares	Weighted Average Price per Share (2)	Weighted Average Fair Value (2)

Outstanding & Unvested, December 31, 2019	24	$12.84	$311
Granted	-
Converted to common stock	(10)	$20.24
Cancelled	(1)	$20.24
Forfeited	-
Outstanding & Unvested, September 30, 2020	13	$11.87	$156

(2)	Weighted average price per share is the weighted grant price based on the closing market price of each of the stock grants related to each grant of stock unit awards. The weighted average fair value is the weighted average share price times the number of shares.

As of September 30, 2020, 820 thousand shares of common stock were reserved for issuance under the Plan. As of September 30, 2020, the unamortized fair value of awards relating to outstanding SUAs and options was $674 thousand, which is expected to be amortized over a weighted average period of 2.2 years.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.       Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (or loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income (or loss) by the weighted average number of common and dilutive common equivalent shares outstanding during the period when the effect is dilutive. The number of dilutive common equivalent shares outstanding during the period was determined in accordance with the treasury-stock method. Common equivalent shares consisted of common stock issuable upon the exercise of outstanding options and common stock issuable upon the vesting of outstanding, unvested SUAs. Basic and diluted weighted average common shares outstanding for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Weighted average common shares outstanding, basic	5,526	5,517	5,522	5,513
Dilutive common equivalent shares	-	-	-	16
Weighted average common shares outstanding, diluted	5,526	5,517	5,522	5,529

The computation of diluted earnings (loss) per share for the three and nine month period ended September 30, 2020 and 2019 excludes the effect of the potential exercise of stock awards, including stock options, when the effect is anti-dilutive. For the three and nine month periods ended September 30, 2020, the number of antidilutive stock awards excluded from diluted earnings (loss) per share was 594 thousand.

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

As of September 30, 2020, the Company recognized a Right-Of-Use (“ROU”) asset of $4.5 million and an operating lease liability of $5.0 million based on the present value of the minimum rental payments as a result of adoption of ASC Topic 842. The weighted average discount rate used for leases as of September 30, 2020 is 3.9%. The weighted average lease term as of September 30, 2020 is 5.2 years. The operating lease expense for the three and nine months ended September 30, 2020 was $288 thousand and $853 thousand, respectively.

Maturities and balance sheet presentation of the Company’s lease liabilities for all operating leases as of September 30, 2020 is as follows (in thousands):

2020	238
2021	1,041
2022	1,028
2023	1,096
2024	1,035
2025	593
2026	458
Total Lease Payments	5,489
Less Interest:	(526)
Present value of lease liabilities	$4,963

Current operating lease liabilities	$884
Long-term operating lease liabilities	4,079
Total	$4,963

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	Debt and Other Financing Arrangements

On March 20, 2014, the Company entered into an equipment financing arrangement (“Loan Agreement”) with Banc of America Leasing & Capital, which it amended on August 8, 2014, September 15, 2015, October 30, 2017, and December 2, 2019. The terms of the arrangement are detailed in the 10-K.

The weighted average interest rate on outstanding debt under the Loan Agreement was 3.3% and 3.4% for the three and nine months ended September 30, 2020. The interest expense was $16 thousand and $60 thousand for the three and nine months ended September 30, 2020, respectively. As of September 30, 2020, the weighted average interest rate was 2.6% and there was $2.1 million of outstanding debt related under the loan agreement. As of September 30, 2020, the Company was not in compliance with these covenants. Subsequent to September 30, 2020, the Company amended its debt arrangement to waive the non-compliance and amend certain covenants through the quarter ended June 30, 2021.

The annual principal repayment requirements for debt obligations as of September 30, 2020 were as follows (in thousands):

2020	$170
2021	688
2022	664
2023	294
2024	305
Long-term debt from equipment financing	2,121
Less current portion of long-term debt	(685)
Long-term debt from equipment financing, net of current portion	1,436
PPP Loan	2,181
Total long-term debt, net of current portion	$3,617

1 See note 2. for description of PPP Loan.

9.        Revenue

The table below disaggregates our external revenue by major source (in thousands).  For additional revenue detail relating to geographic breakdown of sales, see Note 10 – “Business Segment Reporting”.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Testing	$4,590	$9,069	$14,363	$26,543
Shipping/Collection (hair)	562	714	1,576	2,225
Other	22	69	86	195
Total Revenue	$5,174	$9,852	$16,025	$28,963

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.        Business Segment Reporting

The Company manages its operations as one segment, drug testing services. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment. All Brazil sales are through one independent distributor. The Company’s revenues by geographic region are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Consolidated Revenue:
United States	$4,977	$7,102	$14,441	$20,969
Brazil	62	2,619	1,207	7,620
Other	135	131	377	374
Total Revenue	$5,174	$9,852	$16,025	$28,963

11.	Significant Customers

The Company had no customers that represented over 10% of revenue during the nine months ended September 30, 2020. One customer represented 26% of revenue for the nine months ended September 30, 2019. The Company had one customer that represented 24% of the total accounts receivable balance as of September 30, 2020 and two customers that represented 13% and 11%, respectively, of the total accounts receivable balance as of December 31, 2019.

12.       Recently Adopted Accounting Pronouncements

There are no recently adopted accounting pronouncements for the quarter.

13.       Accounting Pronouncements Issued But Not Yet Effective

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which is intended to simplify the accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. The new standard will be effective beginning January 1, 2021. As of September 30, 2020, the Company is continuing to evaluate the potential impact this ASU may have on its financial position and results of operations upon adoption.

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

OVERVIEW

Revenue for the third quarter of 2020 was $5.2 million compared to $9.9 million in 2019, a decrease of 47%. The Company reported a net loss of $1.1 million, or $0.20 per diluted share for the three months ended September 30, 2020 versus net income of $0.7 million, or $0.12 per diluted share for the same period in 2019. Revenue and earnings decrease for the quarter were attributed to a reduction of international and domestic sales volume, primarily as a result of the coronavirus pandemic (“COVID-19”). Further contributing to the net loss were higher personnel costs, as the Company maintained personnel through July 2020 to comply with anticipated PPP loan forgiveness. The Company has applied for loan forgiveness and expects to receive such forgiveness in the fourth quarter of 2020 or the first quarter of 2021. The Company’s revenues for the quarter were 56% above the second quarter in 2020. The Company’s net loss for the quarter was $0.9 million less than the net loss incurred in the second quarter of 2020, attributable to both the higher revenue and also cost reductions. Revenue for the nine months ended September 30, 2020 and 2019 was $16.0 million and $29.0 million, respectively, a decrease of 45%. The Company had a net loss for the nine months ended September 30, 2020 of $3.3 million versus net income for the nine months ended September 30, 2019 of $2.1 million. The Company declared $0.18 per share of cash dividends to its shareholders in the nine months ended September 30, 2020. It is important to note that this dividend was declared in February 2020, following the release of year-end earnings, with no dividends declared thereafter. This compared to dividends declared of $0.54 per share for the comparable nine-month period in 2019.

RESULTS OF OPERATIONS

Revenue decreased 47% for the three months ended September 30, 2020 compared to the same period in 2019, primarily due to a 62% decrease in volume resulting from COVID-19, both domestically and internationally. For the same period, domestic revenues decreased $2.1 million (30%) and international revenues decreased $2.6 million (93%). For the nine months ended September 2020, revenue decreased 45%, primarily due to a 56% decrease in volume. For the same period, domestic revenues decreased $6.5 million (31%) and international revenues decreased $6.4 million (80%). The Company’s domestic revenues were impacted by the shut-down of the economy due to COVID-19, with some lesser impact in safety sensitive industries. The international revenue decline was primarily from Brazil testing volume. Due to COVID-19, the Brazilian government extended the renewal period for drivers licenses to 18 months, causing a major fall off in volume and revenues from Brazil.

Gross profit (loss): The Company had a gross profit of $1.1 million for the three months ended September 30, 2020, compared to $4.4 million for the same period in 2019. Direct costs decreased by $1.4 million or 26% for the three months ended September 30, 2020 compared to the same period in 2019. The gross profit margin for the three-month period ended September 30, 2020 was 22% compared to 44% for the comparable period in 2019. The margin was adversely impacted by lower sales volume as noted above. In addition, to qualify for future forgiveness of the PPP loan, the Company was required to maintain prior levels of personnel through July, which negatively impacted the margin. Gross profit for the nine months ended September 30, 2020 decreased $9.4 million to $3.6 million from the comparable period in 2019. Direct costs decreased by $3.6 million or 22% for the nine months ended September 30, 2020 when compared to the same period in 2019. The gross profit margin for the nine-month period ended September 30, 2020 was 23% compared to 45% for the comparable period in 2019. The margin was adversely impacted by lower sales volume and continuation of prior year levels of personnel-related expenses as noted above.

General and administrative (“G&A”) expenses decreased 5% or $0.1 million to $1.3 million for the three months ended September 30, 2020 compared to $1.4 million for the same period in 2019. As a percentage of revenue, G&A expenses were 26% and 14% for the three months ended September 30, 2020 and 2019, respectively. G&A expenses were $4.7 million for the nine months ended September 30, 2020 and 2019. As a percentage of revenue, G&A expenses were 29% and 16% for the nine months ended September 30, 2020 and 2019, respectively.

Marketing and selling expenses decreased 28% or $0.3 million to $0.9 million for the three months ended September 30, 2020 compared to $1.2 million for the same period in 2019. Total marketing and selling expenses represented 17% and 13% of revenue for the three months ended September 30, 2020 and 2019, respectively. Expenses were primarily reduced from personnel and related costs (including less travel). Marketing and selling expenses were $2.9 million and $3.5 million for the nine months ended September 30, 2020 and 2019, respectively. As a percentage of revenue, marketing and selling expenses were 18% and 12% for the nine months ended September 30, 2020 and 2019, respectively.

Research and development (“R&D”) expenses for the three months ended September 30, 2020 and 2019 were $0.3 million and $0.4 million, respectively. R&D expenses represented 6% and 4% of revenue for the three months ended September 30, 2020 and 2019, respectively. R&D expenses were $1.0 million and $1.2 million for the nine months ended September 30, 2020 and 2019, respectively. R&D expenses represented 6% and 4% of revenue for the nine months ended September 30, 2020 and 2019, respectively.

Provision for income taxes consists primarily of federal and state income taxes in the United Sates and income taxes in Brazil. We estimate income taxes in each of the jurisdictions in which we operate. During the three months ended September 30, 2020, the Company recorded a tax benefit of $0.3 million (effective tax rate of 22%) and a tax provision of $0.7 million (effective tax rate of 49%) for the comparative period in 2019. The Company has calculated its income tax benefit under the current IRS guidance provided in Notice 2020-32 disallowing a tax deduction for covered expenses funded by amounts associated with the PPP loan forgiveness. If Congress clarifies legislation allowing for the covered expenses to be deductible for income tax purposes, there will be a $0.3 million benefit on the amounts recorded through the third quarter of 2020. During the nine months ended September 30, 2020 and 2019 the Company recorded a tax benefit of $1.8 million and a tax provision of $1.6 million for the comparative period in 2019. These provisions represented an effective tax rate of 35% and 43% for the nine months ended September 30, 2020 and 2019, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2020, the Company had approximately $1.8 million of cash and $5.5 million of working capital. This includes $1.8 million of income tax receivables which the Company expects to receive by the end of the second quarter of 2021. The Company's operating activities used $5.2 million of cash for the nine months ended September 30, 2020. Investing activities used $0.9 million of cash while financing activities provided $0.7 million of cash during the first nine months of 2020.

Cash used by operating activities of $5.2 million reflected net loss of $3.3 million adjusted for depreciation and amortization of $2.0 million, ROU asset amortization of $0.7 million, deferred income taxes of $0.6 million and stock-based compensation of $0.4 million. This was also affected by an increase in current assets of $1.5 million and a decrease in accounts payable, operating lease liabilities and accrued expenses of $3.1 million.

Cash used in investing activities of $0.9 million consisted primarily of costs related to leasehold improvements. We anticipate spending less than $0.3 million in additional capital purchases for the remainder of 2020.

Cash provided by financing activities of $0.7 million primarily included proceeds from the PPP loan of $2.2 million, partially offset by cash dividends paid to shareholders of $1.0 million and payments on equipment financing of $0.5 million.

Contractual obligations and other commercial commitments as of September 30, 2020 include operating lease commitments and outstanding debt, described in Notes 7 and 8, respectively of the Notes to Condensed Consolidated Financial Statements.

At September 30, 2020, the Company's principal sources of liquidity included $5.5 million of working capital, including $1.8 million of cash. The Company expects to receive income tax refunds of $0.4 million in the fourth quarter of 2020 and at least $1.3 million in the first half of 2021. There was $7.0 million of working capital as of December 31, 2019. On May 4, 2020, the Company received SBA loan proceeds of approximately $2.2 million through the CARES act. While management currently believes that its existing funds and recently received loan proceeds should be adequate to fund operations for the next 12 months, economic conditions related to COVID-19 are expected to continue to adversely affect the Company’s operating results and cash flows. As a result, the Company has temporarily suspended its quarterly dividend until the economic situation stabilizes.

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

While the primary COVID-19 related risk to the business is from reduced sales volume, there is also a risk from a disrupted supply chain or personnel availability. The Company has obtained additional supplies to reduce the impact of a disrupted supply chain, and has taken other protective measures to lessen the impact of COVID-19 on our own operations, including the use of personal protective equipment, enhanced cleaning and social distancing at our laboratory, however, there can be no assurance that our own operations will not be adversely impacted by COVID-19.

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

Although we currently conduct most of our business in the United States, over a period of several years until 2020, a significant portion of our business had been derived from Brazil. As we have previously disclosed, our international operations increased our exposure to the inherent risks of doing business in international markets, including, without limitation, changes in the local economic environment and local laws and regulations, the Company’s reliance upon one distributor in Brazil and potential competition from third parties doing business in Brazil. Also as previously noted, the Company’s distribution agreement with its Brazilian distributor may be terminated for any reason by either the Company or its distributor following 90 days’ written notice and is non-exclusive to the Company.

Except as noted above, there have been no material changes in our risk factors from those disclosed in the 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of treasury stock in the first nine months of 2020.

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

Psychemedics Corporation

Date: November 10, 2020	By:	/s/ Raymond C. Kubacki
Raymond C. Kubacki
Chairman and Chief Executive Officer
(principal executive officer)

Date: November 10, 2020	By:	/s/ Neil L. Lerner
Neil L. Lerner
Vice President - Finance
(principal accounting officer)

