Form 10-K
period 2020-12-31
PSYCHEMEDICS CORP
filed 2021-03-26
CIK 806517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

As of June 30, 2020, there were 5,526,493 shares of Common Stock of the Registrant outstanding. The aggregate market value of the Common Stock of the Registrant held by non-affiliates (assuming for these purposes, but not conceding, that all executive officers, directors and 5% shareholders are “affiliates” of the Registrant) as of June 30, 2020 was approximately $22 million, computed based upon the closing price of $5.55 per share on June 30, 2020.

As of March 26, 2021, there were 5,536,493 shares of Common Stock of the Registrant outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Business,” “Risk Factors,” “Legal Proceedings,” “Market for Registrant’s Common Stock and Related Stockholder Matters” and “Management Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K (this “Form 10-K”) constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to future earnings, earnings per share, revenues, operating income, cash flows, competitive and strategic initiatives, potential stock repurchases, liquidity needs, dividends, future business, growth opportunities, profitability, pricing, new accounts, customer base, market share, test volume, sales volume, sales and marketing strategies, repayment under the Paycheck Protection Program (“PPP”) Loan, U.S. and foreign drug testing laws and regulations and the enforcement of such laws and regulations, required investments in plant, equipment and people, new test development, and contingencies, including litigation results. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, earnings per share or achievements to be materially different from any future results, levels of activity, growth, performance, earnings per share or achievements expressed or implied by such forward-looking statements.

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

Factors that may cause such differences include but are not limited to: (1) intense competition in the drug testing industry, particularly among companies that test utilizing hair samples; (2) risks associated with the development of markets for new products and services offered; (3) pricing policies; (4) risks associated with capacity expansion; (5) risks associated with U.S. government regulations, including, but not limited to, Food and Drug Administration (the “FDA”) regulations, (6) risks associated with our international operations, including, but not limited to, Brazilian laws, proposed laws and regulations, market development and currency risks; (7) Psychemedics' ability to maintain its reputation and brand image; (8) the ability of Psychemedics to achieve its business plans, productivity improvements, cost controls, leveraging of its global operating platform, and acceleration of the rate of innovation; (9) the direct and indirect impact of coronavirus (“COVID-19”) pandemic on our business and operations; (10) information technology system failures and data security breaches; (11) the uncertain global economy; (12) our ability to attract, develop and retain executives and other qualified employees and independent contractors, including distributors; (13) Psychemedics' ability to obtain and protect intellectual property rights; (14) litigation risks; and (15) changes in economic conditions which affect demand for our products and services.

Additional important factors that could cause actual results to differ materially from expectations reflected in our forward-looking statements include those described in Item 1A, “Risk Factors.”

i

ii

PART I

Available Information

Psychemedics Corporation (together with its wholly-owned subsidiaries, the “Company” or “Psychemedics”) maintains its principal executive office at 289 Great Road, Acton, MA 01720. Our telephone number is (978) 206-8220 and internet address is www.psychemedics.com. Our stock is traded on the NASDAQ Stock Market under the symbol “PMD”. The Company makes available, free of charge, on the Investor Information section of its website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (the “SEC”). Copies are also available, without charge, from Psychemedics Corporation, Attn: Investor Relations, 289 Great Road, Acton, MA 01720. Alternatively, reports filed with the SEC may be viewed or obtained at the SEC Public Reference Room in Washington, D.C., or the SEC’s Internet site at www.sec.gov. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

Item 1. Business

General

Psychemedics Corporation is a Delaware corporation organized on September 24, 1986. The consolidated financial statements of the Company include the accounts and results of operations of Psychemedics Corporation and its wholly-owned subsidiary Psychemedics International, LLC (Delaware) and their jointly-owned subsidiary Psychemedics Laboratórios Ltda (Brazil). All significant inter-company balances and transactions have been eliminated in consolidation. All the Company’s assets are located within the United States. The Company provides testing services for the detection of drugs of abuse through the analysis of hair samples. The Company’s testing methods utilize a patented technology that digests the hair and releases drugs trapped in the hair without destroying the drugs. This is fundamental to the entire process because the patented method gets virtually 100% of the drug out of the hair, and if you cannot get the drug out of the hair, you cannot measure it. The Company then performs a proprietary custom-designed patented (US 10,539,580) enzyme immunoassay (“EIA”) on the liquid supernatant, with confirmation testing by mass spectrometry.

The Company’s primary application of its patented technology is as a testing service that analyzes hair samples for the presence of certain drugs of abuse. The Company’s customized proprietary EIA procedures to drug test hair samples differ from the more commonly used immunoassay procedures employed by other hair testing companies. The Company’s testing results provide quantitative information that can indicate the approximate amount of drug ingested as well as historical data, which can show a pattern of individual drug use over a longer period of time, thereby providing superior detection compared to other types of drug testing. This information is useful to employers for both applicant and employee testing, as well as treatment professionals, law enforcement agencies, school administrators, and parents concerned about their children’s drug use. The Company provides screening and confirmation by mass spectrometry using industry-accepted practices for cocaine, marijuana, PCP, amphetamines (including ecstasy, eve and Adderall®), opiates (including heroin, hydrocodone, hydromorphone, oxycodone, oxymorphone and codeine), synthetic cannabinoids (including K2, Spice, Blaze), benzodiazepines (Xanax®, Valium®, and Ativan®), nicotine and Fentanyl. In addition, in 2013, the Company launched a hair test for alcohol which also looks back on use over a 90 day period, as our hair drug tests do.

Testing services are currently performed at the Company’s Culver City, California campus located at 5832 Uplander Way and 5750 Hannum Avenue.

Background on Drug Testing with Hair

When certain chemical substances enter the bloodstream, the blood carries these substances to the hair where they become “entrapped” in the protein matrix in amounts approximately proportional to the amount ingested. The Company utilizes a patented drug extraction method followed by a unique patented EIA procedure to identify drugs in the hair. The patented drug extraction method effectively releases drugs from the hair without destroying the drugs, getting virtually 100% of the drug out of the hair. The patented method can be used with a broad range of immunoassay screen techniques and mass spectrometry methods.

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

The Company has received 510k clearance from the FDA on nine EIA assays used to test head and body hair for drugs of abuse.

The Company’s decontamination wash protocol and the effects in eliminating surface contamination were analyzed in a study conducted by scientists at the Laboratory of the Federal Bureau of Investigation (the “FBI”) and published in August 2014 in the Journal of Analytical Toxicology. The FBI concluded that the use of an extended wash protocol of the type used by the Company will exclude false positive results from environmental contact with cocaine. In the study, the FBI cited Psychemedics’ studies published in 1993, 2002, 2004, and 2005, and named our Vice President of Laboratory Operations, Dr. Michael Schaffer, and our lab, in its acknowledgments. The FBI study also supported the use of metabolites known as hydroxycocaines as evidence of ingestion. These metabolites were first identified in hair by Psychemedics.

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

When compared to other hair testing methods, not only are the Company’s assays cleared by the FDA for head and body hair, the assays also employ a unique patented method of digesting hair that the Company believes allows for the most efficient release of drugs from the hair without destroying the drugs. The Company’s method of releasing drugs from hair is a key advantage and results in superior detection rates.

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

The Company’s prices for its tests are generally somewhat higher than prices for tests using urinalysis, but the Company believes that its superior detection rates provide more value to the customer. This higher pricing policy could, however, adversely impact the growth of the Company’s sales volume and failure to obtain new business.

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

Most businesses use drug testing to screen job applicants and employees. The Hazeldon Foundation survey from 2007 indicated that 85 percent of Human Resource (“HR”) professionals believe that drug testing is an effective way to identify substance abuse. The prevalence of drug screening programs reflects a concern that drug use contributes to employee health problems and costs. As the same study found that 62 percent of HR professionals believe that absenteeism is the most significant problem caused by substance abuse and addiction, followed at 49 percent by reduced productivity, a lack of trustworthiness at 39 percent, a negative impact on the company’s external image at 32 percent, missed deadlines at 31 percent, and in certain industries, safety hazards. It has been estimated that substance abuse costs to American businesses is more than $100 billion annually.

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

Professional Drivers

In 2016, Brazil started drugs of abuse testing for all professional drivers in the country using a hair test. This is a mandated program from a law passed in 2015. In the United States, a similar requirement exists for professional drivers, however, a urine test is currently required. The U.S. government is currently evaluating alternative mediums for testing of drugs of abuse for professional drivers, including hair drug tests.

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

Research

The Company is involved in the following ongoing studies involving use of drugs of abuse in various populations: In 2017, the Company partnered with an NIH-funded study titled “Adolescent Brain Cognitive Development” (“ABCD”) which expects to enroll 12,000 youths age 9-10 over a 2-2.5 year recruitment period. The objective of the ABCD consortium is to establish a national, multisite, longitudinal cohort and database by studying youth prospectively in order to examine brain and cognitive development in children and adolescents through a period (10 years) when significant development of intellectual and emotional functions occurs. Psychemedics’ role in this study is to test hair to detect use of drugs over the time period. The Company is also partnering with Olin Neuropsychiatry Research Center Institute of Living Hartford Hospital in a research study entitled, “Neurochemical and Functional Correlates of Memory in Emerging Adult Marijuana Users.” The study is aiming to better characterize the impact of heavy marijuana use on memory and is funded by a grant from NIDA.

Geographic Scope

 Revenues outside the United States were 9%, 27% and 32% of consolidated revenues for years ended, 2020, 2019 and 2018, respectively.

Distribution

The Company markets its corporate drug testing services through its own sales force, distributors and webinars. The Company markets its home drug testing service, PDT-90, through the Internet.

The business in Brazil is sold through its non-exclusive distributor, Toxicologia Pardini, Ltda (“Pardini Tox”) and Sansão Holding S.A, affiliates of Instituto Hermes Pardini S.A. (“Pardini”), a provider of medical and diagnostic services in Brazil, including reference laboratory services. The agreement requires that the Psychemedics’ hair drug tests be marketed, sold, and reported in Brazil under the Psychemedics Corporation brand name, with all related materials so identified, and with actual testing services of Psychemedics’ tests to continue to be performed by Psychemedics at its laboratory in California. Either the Company or the distributor are able to cancel the distribution agreement upon 90-days’ prior written notice.

In 2016, the Company was certified as a Center of Excellence by BenchmarkPortal for its customer service function. Customer service is a key component to the sales and support function and this certification validates the efforts by the Company to support our customers.

Significant Customers and Concentration of Credit Risk

The Company had no customers that represented 10% or more of total revenue for the year ended December 31, 2020. The Company had one customer that represented 26% and 31% of total revenue for the years ended December 31, 2019 and 2018, respectively. The Company had no customers account for 10% or more of the total accounts receivable balance as of December 31, 2020. The Company had two customers that accounted for 13% and 11% of the total accounts receivable balance as of December 31, 2019.

The Company maintains its cash in bank accounts at high quality financial institutions. The individual balances, at times, may exceed federally insured limits. These deposits may be redeemed upon demand, and the Company believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and, accordingly, minimal credit risk exists with respect to cash and cash equivalents.

Competition

The Company competes directly with numerous commercial laboratories that test for drugs primarily through urinalysis testing. Most of these laboratories, such as Quest Diagnostics, have substantially greater financial resources, market identity, drug testing market share, marketing organizations, facilities, and more personnel than the Company. The Company has been steadily increasing its base of corporate customers and believes that future success with new customers is dependent on the Company’s ability to communicate the advantages of implementing a drug program utilizing the Company’s patented hair analysis method.

The Company’s ability to compete is also a function of pricing. The Company’s prices for its tests are generally higher than prices for tests using urinalysis. However, the Company believes that its superior detection rates, coupled with the customer’s ability to test less frequently due to hair testing’s wider window of detection (three months versus approximately three days with urinalysis), provide more value to the customer. This pricing policy could, however, lead to slower sales growth for the Company.

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

In 2008, the Company received the first College of American Pathologists (“CAP”) certification specifically including hair testing.

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

In 2015, the Brazilian government signed into law a requirement for professional drivers to take a hair drug test when obtaining or renewing their driver's license. The law also requires professional drivers to be tested when they are hired or fired. However, in March 2020 the Brazilian government ordered the closing of all driver license bureaus for a majority of 2020 and extended the license renewal period for an additional 18 months for all drivers licenses due to the COVID-19 outbreak

In 2016, the Company received accreditation from the Standards Council of Canada as an accredited testing laboratory.

In 2017, the Company received 510k clearance from the FDA to market one additional assay utilizing the Company’s custom developed EIA technology.

In 2019, the Company received 510k clearance from the FDA to market one additional assay utilizing the Company’s custom developed EIA technology.

Research and Development

The Company is continuously engaged in research and development activities. During the years ended December 31, 2020, 2019 and 2018, $1.3 million, $1.6 million and $1.6 million, respectively, were expended for research and development. The Company continues to perform research activities to develop new products and services and to improve existing products and services utilizing the Company’s proprietary technology. The Company also continues to evaluate methodologies to enhance its drug screening capabilities. Additional research using the Company’s proprietary technology is being conducted by outside research organizations through government-funded studies.

Employees

As of December 31, 2020, the Company employed 138 employees, 4 of whom were in R&D. None of the Company’s employees are subject to a collective bargaining agreement and the Company believes that overall relations with employees are good.

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

The ongoing COVID-19 pandemic may continue to adversely affect our business, results of operation and financial condition.

National, state and local governments in affected regions have implemented and may continue to implement safety precautions, including but not limited to, quarantines, travel restrictions, shelter in place orders and shutdowns. These measures may disrupt normal business operations and may have significant impact on financial markets worldwide.

We continue to monitor our operations and applicable government restrictions, and we have made modifications to our normal operations because of the COVID-19 pandemic, including travel and working from home. We have also limited our in-person interactions by our customer-facing professionals. This could negatively impact our ability to market our products effectively.

The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers, employees and vendors all of which are uncertain and cannot be predicted. A material disruption in our workplace as a result of COVID-19 could affect our ability to carry on our business operations in the ordinary course and may require additional cost and effort should employees not be able to physically on-premises.

We have incurred indebtedness under the Corona Aid, Relieve and Economic Security Act (“CARES”) Act which may be subject to audit, may not be forgivable and may eventually have to be repaid. Any repayment of such indebtedness may limit the funds available to us and may restrict our flexibility in operating business.

On May 1, 2020, we entered into a term loan with Bank of America N.A. (the “Creditor”) under the Paycheck Protection Program (“PPP”) administered by the United States Small Business Administration (“SBA”) under the CARES Act. The principal amount of the loan was $2.2 million (the “PPP Loan”), which is evidenced by a promissory note with a maturity date of May 4, 2022, two years from the commencement date. The note bears interest on the unpaid balance of one percent (1%) per annum. The PPP Loan is subject to forgiveness under the PPP upon the Company’s request to the extent that the proceeds are used to pay expenses permitted by the PPP, including payroll costs.

The U.S. Department of the Treasury has announced that it will conduct audits for PPP loans that exceed $2 million. Should we be audited by the U.S. Department of the Treasury or SBA as a result of the PPP Loan or filing an application for forgiveness, such audit or review could result in the diversion in management’s attention and resources and cause us to incur additional costs. If we were to be audited and receive an adverse outcome in such an audit, we could be required to return the full amount of the PPP Loan, in which event we may be required to finance repayment of the PPP Loan.

On November 6, 2020, the Company submitted an application for forgiveness of the entire amount due on the loan to the Creditor. The Creditor, in turn, accepted the application and issued a recommendation to the SBA on whether the Company is entitled to full, partial, or no forgiveness of the PPP Loan. While we believe we satisfied all eligibility criteria for the PPP Loan, the Company cannot provide assurance that the principal and interest amounts under the PPP Loan will be forgiven. If all or substantially all of the PPP Loan is not forgiven or it is determined that it must be repaid, we may be required to use a portion of our cash flows from operations to pay principal on the PPP Loan and interest.

Companies may develop products that compete with our products and some of these companies may be larger and better capitalized than we are.

Many of our competitors and potential competitors are larger and have greater financial resources than we do and offer a range of products broader than our products. Some of the companies with which we now compete or may compete in the future may develop more extensive research and marketing capabilities and greater technical and personnel resources than we do and may become better positioned to compete in an evolving industry. Inability to compete successfully could harm our business and prospects.

Increased competition, including price competition, could have a material impact on the Company’s net revenues and profitability.

Our business is intensely competitive, both in terms of price and service. Pricing of drug testing services is a significant factor often considered by customers in selecting a drug testing laboratory. As a result of the clinical laboratory industry undergoing significant consolidation, larger clinical laboratory providers can increase cost efficiencies afforded by large-scale automated testing. This consolidation results in greater price competition. The Company may be unable to increase cost efficiencies sufficiently, if at all, and as a result, its net earnings and cash flows could be negatively impacted by such price competition. The Company may also face increased competition from companies that do not comply with existing laws or regulations or otherwise disregard compliance standards in the industry. Additional competition, including price competition, could have a material adverse impact on the Company’s net revenues and profitability. The Company operations in Brazil are subject to price pressures with new competitors entering the market. The Company may also face changes in fee schedules, competitive bidding for laboratory services or other actions or pressures reducing payment schedules as a result of increased or additional competition.

Our results of operations are subject in part to variation in our customers’ hiring practices and other factors beyond our control.

Our results of operations have been and may continue to be subject to variation in our customers’ hiring practices and job creation, which in turn is dependent, to a large extent, on the general condition of the economy, especially within our major market segments. Results for a particular quarter may vary due to several factors, including but not limited to:

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

The Company needs to obtain and retain new customers. In addition, a reduction in tests ordered, without offsetting growth in its customer base, could impact the Company’s ability to successfully grow its business and could have a material adverse impact on the Company’s net revenues and profitability. We compete primarily based on the quality of testing, timeliness of results, reputation in the industry, the pricing of services and ability to employ qualified personnel. The Company’s failure to successfully compete on any of these factors could result in the loss of customers and a reduction in the Company’s ability to expand its customer base.

Our business could be harmed if we are unable to protect our technology.

We rely primarily on a combination of trade secrets, patents and trademark laws and confidentiality procedures to protect our technology. Despite these precautions, unauthorized third parties may infringe or copy portions of our technology. In addition, because patent applications in the United States are not publicly disclosed until either: (1) 18 months after the application filing date or (2) the publication date of an issued patent wherein applicant(s) seek only US patent protection, applications not yet disclosed may have been filed which relate to our technology. Moreover, there is a risk that foreign intellectual property laws will not protect our intellectual property rights to the same extent as United States intellectual property laws. In the absence of the foregoing protections, we may be vulnerable to competitors who attempt to copy our products, processes or technology.

Our business could be affected by IT system failures or Cybersecurity breaches.

A computer or IT system failure could affect our ability to perform tests, report test results or properly bill customers for services performed. Failures could occur as a result of the standardization of our IT systems and other system conversions, telecommunications failures, malicious human acts (such as electronic break-ins or computer viruses) or natural disasters. Sustained system failures or interruption of the Company’s systems in one or more of its operations could disrupt the Company’s ability to process and provide test results in a timely manner and/or bill the appropriate party. Failure of the Company’s information systems could adversely affect the Company’s business, profitability and financial condition.

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

In addition, certain third parties to whom we outsource our services and functions, or with whom we interface, store our confidential patient data or other confidential information as also subject to the same IT risks. A breach or attack affecting these outsourced third parties could negatively impact our business.

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

Our people are a critical resource. The loss of any of our key personnel could harm our business and prospects. We may not be able to attract and retain personnel necessary for the development of our business. We do not have key personnel under contract other than 4 officers who have agreements providing for severance and non-compete covenants in the event of termination of employment following a change of control. Further, we do not have any key man life insurance for any of our officers or other key personnel.

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

In order to remain competitive, we need to continually improve our products, develop new technologies to replace older technologies that have either become obsolete or for which patent protection is has expired. It is uncertain whether we will continually be able to develop services that are more efficient, effective or that are suitable for our customers. Our ability to create viable products or services depends on many factors, including the implementation of appropriate technologies, the development of effective new research tools, the complexity of the chemistry and biology, the lack of predictability in the scientific process and the performance and decision-making capabilities of our scientists. There is no guarantee that our research and development teams will be successful in developing improvements to our technology.

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

The U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence foreign government officials for the purpose of obtaining or retaining business or obtaining an unfair advantage. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws. Our operations outside the United States could increase the risk of such violations. Violations of anti-corruption laws or regulations by our employees or by intermediaries acting on our behalf may result in severe criminal or civil sanctions, could disrupt our business, and result in an adverse effect on our business and results of operations or financial condition.

We may incur additional tax expense or become subject to additional tax exposure.

We are subject to income taxes in the United States and Brazil. Our future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings, changes in our method of distribution in foreign countries, changes in countries with differing statutory tax rates, changes in our Brazil-derived revenues, changes in our overall profitability, changes in tax laws or treaties or in their application or interpretation, changes in tax rates, changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, changes in the amount of earnings indefinitely reinvested offshore, the results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures. We may be subject to examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. If our effective tax rates were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows and financial condition could be adversely affected. For information regarding additional matters related to our taxes, please see Note 5 — "Income Taxes" to the Consolidated Financial Statements included in this Annual Report.

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

No assurance as to when we will resume paying dividends.

Following the first quarter 2020, in connection with, and as a result of the COVID-19 pandemic and related government programs adopted in response to the COVID-19 pandemic, we suspended our quarterly dividend and have not yet reinstated it. Because the Company has historically paid dividends, the cessation of our quarterly dividend could negatively affect our stock price. As of March 31, 2020, the Company had paid dividends on our common stock for ninety-four consecutive quarters. We currently expect to pay quarterly dividends in the future, although such payments are at the discretion of our Board of Directors, and will depend upon our financial condition, results of operations, capital requirements, government requirements and restrictions and other factors that our Board of Directors may consider at its discretion. In the absence of dividends, a return on investment in our common stock depends entirely upon future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

The general economic condition could deteriorate.

Our business is dependent upon new hiring and the supply of new jobs created by overall economic conditions. If the economy deteriorates, leading to a downturn in new job creation, our business and stock price could be adversely affected.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company maintains its corporate offices and northeast sales offices at 289 Great Road, Acton, Massachusetts, 01720; the office consists of 6 thousand square feet and is leased through February 2024.

The Company leases two facilities for laboratory purposes in Culver City, California. The first is 14 thousand square feet of space with an additional 10 thousand square feet of storage space. This facility is leased through December 2022. The second facility of 16 thousand square feet is leased through April 2025.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NASDAQ Stock Market under the symbol “PMD”. As of March 15, 2021, there were 165 record holders of the Company’s common stock. The number of record owners was determined from the Company’s stockholder records maintained by the Company’s transfer agent and does not include beneficial owners of the Company’s common stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of the Company’s common stock held by others as or in nominee names exceeds 3,690.

The following table sets forth for the periods indicated the range of prices for the Company’s common stock as reported by the NASDAQ Stock Market and dividends declared by the Company.

	High	Low	Dividends
Fiscal 2020:
First Quarter	$10.69	$4.54	$0.18
Second Quarter	6.79	4.89	-
Third Quarter	6.35	4.33	-
Fourth Quarter	5.44	3.58	-
Fiscal 2019:
First Quarter	$19.64	$13.68	$0.18
Second Quarter	14.67	9.25	0.18
Third Quarter	10.36	7.12	0.18
Fourth Quarter	9.80	8.30	0.18

Before the COVID-19 outbreak, the Company declared a dividend on February 11, 2020, which was paid on March 3, 2020, following which the quarterly dividend was suspended. Company’s current intention is to resume the payment of dividends to the extent funds are available and not required for operating purposes or capital requirements, and subject to any applicable contractual restrictions, and only then, upon approval by the Board of Directors.

Issuer Purchases of Equity Securities

During 2020, the Company did not repurchase any common shares for treasury.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of common stock of the Company during 2020.

Performance Graph

Calculated by the Company using www.yahoo.com/finance historical prices.

	2015	2016	2017	2018	2019	2020
PSYCHEMEDICS CORPORATION	100.00	249.31	214.60	175.15	115.98	77.71
RUSSELL 2000 INDEX	100.00	119.48	135.18	118.72	146.89	173.86
NASDAQ COMPOSITE INDEX	100.00	107.50	137.86	132.51	179.19	257.38

(1)	The above graph assumes a $100 investment on December 31, 2015, through the end of the 5-year period ended December 31, 2020 in the Company’s Common Stock, the Russell 2000 Index and the NASDAQ Composite Index. The prices all assume the reinvestment of dividends.

(2)	The Russell 2000 Index is composed of the smallest 2,000 companies in the Russell 3,000 Index. The Company has been unable to identify a peer group of companies that engage in testing of drugs of abuse, except for large pharmaceutical companies where such business is insignificant to such companies’ other lines of businesses. The Company therefore uses in its proxy statements a peer index based on market capitalization.

(3)	The NASDAQ Composite Index includes companies whose shares are traded on the NASDAQ Stock Market.

Item 6. Selected Financial Data

The selected financial data presented below is derived from our financial statements and should be read in connection with those statements.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands, except for per share data)
Revenue	$21,360	$37,678	$42,674	$39,701	$38,980
Gross profit	4,886	16,444	20,618	19,822	21,450
(Loss) income from operations	(6,066)	2,998	7,610	8,157	10,110
Net (loss) income	(3,859)	1,542	4,584	6,121	6,678
Total assets	24,003	27,531	24,974	26,508	25,032
Working capital	5,657	7,016	9,810	9,640	6,359
Shareholders’ equity	12,512	16,820	18,747	18,620	15,607
Basic net (loss) income per share	$(0.70)	$0.28	$0.83	$1.12	$1.23
Diluted net (loss) income per share	$(0.70)	$0.28	$0.83	$1.10	$1.22
Cash dividends declared per common share	$0.18	$0.72	$0.69	$0.60	$0.60

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

Overview

Psychemedics Corporation is the world’s largest provider of hair testing for drugs of abuse, utilizing a patented hair analysis method involving digestion of hair, enzyme immunoassay technology and confirmation by mass spectrometry to analyze human hair to detect abused substances. The Company’s customers include Fortune 500 companies, as well as small to mid-size corporations, schools and governmental entities, located in the United States and internationally. During the year ended December 31, 2020, the Company generated $21.4 million in revenue, while realizing a gross profit of 23% and incurring a net loss of $3.9 million and diluted net loss per share of $0.70 for the year ended December 31, 2020, versus diluted net income per share of $0.28 for fiscal year 2019, primarily due to the significant contraction in the overall economy as a result of COVID-19 resulting in a significant slow-down in job creation which substantially lowered our sales volume.

The following table sets forth, for the periods indicated, the selected statements of operations data as a percentage of total revenue:

	Year Ended December 31,
	2020	2019	2018
Revenues	100.0%	100.0%	100.0%
Cost of revenues	77.1%	56.4%	51.7%
Gross profit	22.9%	43.6%	48.3%

Operating Expenses:
General & administrative	28.5%	19.1%	15.1%
Marketing & selling	16.7%	12.3%	11.8%
Research & development	6.0%	4.2%	3.6%
Total Operating Expenses	51.2%	35.6%	30.5%
Operating (loss) income	-28.3%	8.0%	17.8%
Other (expense) income	-0.7%	0.2%	0.1%
Net (loss) income before provision for income taxes	-29.0%	8.2%	17.9%
(Benefit from) provision for income taxes	-11.0%	4.0%	7.2%
Net (loss) income	-18.0%	4.2%	10.7%

Revenue by Geographic Region

	Year Ended December 31,
	2020	2019	2018
Consolidated Revenue:
United States	$19,486	$27,329	$29,189
Brazil	1,344	9,819	13,046
Other	530	530	439
Total Revenue	$21,360	$37,678	$42,674

Results for the Year Ended December 31, 2020 Compared to Results for the Year Ended December 31, 2019 (in thousands)

	2020	2019	Change	%
Revenues	$21,360	$37,678	$(16,318)	-43%
Cost of revenues	16,474	21,234	(4,760)	-22%
Gross profit	4,886	16,444	(11,558)	-70%

Operating Expenses:
General & administrative	6,095	7,221	(1,126)	-16%
Marketing & selling	3,577	4,658	(1,081)	-23%
Research & development	1,280	1,567	(287)	-18%
Total Operating Expenses	10,952	13,446	(2,494)	-19%
Operating (loss) income	(6,066)	2,998	(9,064)	-302%
Other (expense) income	(140)	58	(198)	-341%
Net (loss) income before provision for income taxes	(6,206)	3,056	(9,262)	-303%
(Benefit from) provision for income taxes	(2,347)	1,514	(3,861)	-255%
Net (loss) income	$(3,859)	$1,542	$(5,401)	-350%

Revenue: The revenue decline of 43% was primarily due to a 56% decrease in volume, offset by a 13% increase in average revenue per sample. International revenue was down 82% from 2019 to 2020, due to decline in volume from unfavorable market forces in Brazil and the COVID-19 pandemic and domestic revenue was down 29% from 2019 to 2020, also due primarily to the COVID-19 pandemic. See geographic breakdown of revenue above. The Company does not expect any change in the decline it has experienced in its Brazil driver license business as this market continues to be considerably uncertain.

Gross profit: The 70% decrease in gross profit was primarily due to lower sales volume. This lower volume was the primary factor in the gross profit percentage reduction from 44% in 2019 to 23% in 2020. In addition, gross profit was also adversely impacted by a requirement that we retain certain levels of personnel to qualify for PPP Loan forgiveness with no offsetting proportional revenue. The staffing levels we maintained did not support the volume sales noted above.

General and administrative (“G&A”) expenses: G&A expenses decreased 16% from 2019 to 2020, primarily driven by reductions in personnel after the PPP Loan covered period expired, cost-savings initiatives, including salary reductions, in response to the COVID-19 pandemic and lower international tax expense. These decreases were partially offset by higher legal expenses related to the exploration of possible strategic alternatives in an effort to enhance shareholder value.

Marketing and selling expenses: Marketing and selling expenses decreased 23% from 2019 to 2020, primarily driven by cost reduction initiatives; specifically, lower personnel related costs (including less travel and meals). In addition, lower recruiting fees and commissions from volume decline contributed to the comparative decrease.

Income Taxes: During the year ended December 31, 2020, the Company recorded a tax benefit of $2.3 million representing a tax rate of 38% compared to a tax rate of 50% in 2019. For information regarding additional matters related to our taxes, please see Note 5 — "Income Taxes" to the Consolidated Financial Statements included in this Annual Report.

Results for the Year Ended December 31, 2019 Compared to Results for the Year Ended December 31, 2018 (in thousands)

	2019	2018	Change	%
Revenues	$37,678	$42,674	$(4,996)	-12%
Cost of revenues	21,234	22,056	(822)	-4%
Gross profit	16,444	20,618	(4,174)	-20%

Operating Expenses:
General & administrative	7,221	6,430	791	12%
Marketing & selling	4,658	5,027	(369)	-7%
Research & development	1,567	1,551	16	1%
Total Operating Expenses	13,446	13,008	438	3%
Operating income	2,998	7,610	(4,612)	-61%
Other income	58	43	15	35%
Net income before provision for income taxes	3,056	7,653	(4,597)	-60%
Provision for income taxes	1,514	3,069	(1,555)	-51%
Net income	$1,542	$4,584	$(3,042)	-66%

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

Income Taxes: During the year ended December 31, 2019, the Company recorded a tax provision of $1.5 million representing a tax rate of 50% compared to a tax rate of 40% in 2018. Approximately 10% of the tax provision in 2019 was attributed to domestic taxes, with the other 90% attributed to Brazil. Brazil income taxes are based on sales, not pre-tax income which can cause significant changes to the effective tax rate. For information regarding additional matters related to our taxes, please see Note 5 — "Income Taxes" to the Consolidated Financial Statements included in this Annual Report.

Liquidity and Capital Resources

The Company had $2.8 million and $7.3 million of cash and cash equivalents as of December 31, 2020 and 2019, respectively. The Company’s operating activities used net cash of $4.1 million in 2020, and generated net cash of $4.3 million in 2019 and $7.9 million in 2018. Investing activities used net cash of $0.9 million in 2020, generated net cash of $2.1 million in 2019 and used net cash of $5.4 million in 2018. Financing activities provided net cash of $0.5 million in 2020 and used $3.0 million in 2019 and $5.6 million in 2018.

Operating cash used in operations of $4.1 million in 2020 primarily reflected the net loss of $3.9 million adjusted for depreciation and amortization of $2.7 million, stock compensation expense of $0.6 million, and a decrease in net deferred tax liabilities of $0.3 million. Cash used in operations was also affected by the following changes in assets and liabilities: a decrease in accounts receivable of $0.4 million, a decrease in accrued expenses of $1.8 million, and a decrease in prepaid expenses (and other current assets) of $1.6 million. The $8.4 million change in operating cash from a positive $4.3 million in 2019 to a negative $4.1 million in 2020 was primarily driven by lower net income in 2020.

Operating cash flow of $4.3 million in 2019 primarily reflected net income of $1.5 million adjusted for depreciation and amortization of $2.9 million, stock compensation expense of $0.8 million, and a decrease in net deferred tax liabilities of $0.4 million. Operating cash flow was affected by the following changes in assets and liabilities: a decrease in accounts receivable of $1.0 million, an increase in accounts payable of $0.5 million, an increase in accrued expenses of $0.7 million, and an increase in prepaid expenses (and other current assets) of $0.4 million. The operating cash flow in 2019 was $3.6 million less than in 2018 primarily due to lower net income.

Operating cash flow of $7.9 million in 2018 primarily reflected net income of $4.6 million adjusted for depreciation and amortization of $3.1 million, stock compensation expense of $0.6 million, and a decrease in net deferred tax liabilities of $0.3 million. Operating cash flow was affected by the following changes in assets and liabilities: an increase in accounts receivable of $0.4 million, an increase in accounts payable of $0.1 million, an increase in accrued expenses of $0.1 million, and a decrease in prepaid expenses (and other current assets) of $0.1 million. The operating cash flow in 2018 was $1.2 million less than in 2018.

Cash used in investing activities principally reflected the purchase of capital expenditures. Capital expenditures were $1.0 million, $1.7 million and $1.2 million in 2020, 2019 and 2018, respectively. In 2020, the expenditures related principally to leasehold improvements, laboratory equipment and computer software. Marketable securities transactions consisted of the sale of one certificate of deposit (“CD”) for $3.8 million in 2019 and the purchase of the same CD for $4.0 million in 2018.

Financing cash flow in 2020 principally reflected the proceeds from our PPP Loan (described further below) of approximately $2.2 million, partially offset by repayments under the Equipment Loan Arrangement. During 2020, 2019 and 2018, the Company did not repurchase any shares of common stock for treasury. The Company has authorized 750,000 shares for repurchase since June of 1998, of which 250,000 shares of common stock were authorized in March of 2008 for repurchase. Since 1998, a total of 550,684 shares have been repurchased. The Company also distributed cash dividends to its shareholders of $1.0 million in 2020, $4.0 million in 2019 and $3.8 million in 2018.

As of March 31, 2020, the Company had paid dividends over the prior ninety-four quarters. Following the first quarter of 2020, our Board of Directors suspended our quarterly dividend payment as we prioritized our liquidity and balance sheet. The Company’s intention is to reinstate the payment of dividends to the extent funds are available and not required for operating purposes or capital requirements. There can be no assurance that in the future the Company will reinstate payment of a quarterly dividend payment, or the amount of any such dividend.

At December 31, 2020, the Company’s principal sources of liquidity included approximately $2.8 million of cash on hand. Management currently believes that such funds, together with future operating profits, should be adequate to fund anticipated working capital requirements, including debt obligations, and capital expenditures for at least the next 12 months. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include but are not limited to, issuance of common stock or debt financing, lines of credit, or equipment leasing, although there is no assurance that such financings will be available to the Company on terms it deems acceptable, if at all.

On May 4, 2020, the Company borrowed approximately $2.2 million from Bank of America, N.A., pursuant to the PPP, established under the CARES Act. The PPP Loan is subject to forgiveness under the PPP upon the Company’s request to the extent that the proceeds are used to pay expenses permitted by the PPP.

On November 6, 2020, the Company applied for forgiveness of the entire amount due on the loan. The application and recommendation from Bank of America, N.A., has been provided to the SBA. Notwithstanding our application for loan forgiveness, we are unable to predict the actual amount of loan forgiveness the SBA will approve. As of December 31, 2020, we had approximately $2.2 million outstanding under the PPP Loan and we were in full compliance with all requirements with respect to the PPP Loan. See Item 1A. Risk Factors of this Annual Report on Form 10-K.

Purchase Commitment

Operating leases consist of rent obligations for the company’s facilities and corporate office. The Company has no significant contractual obligation for supply agreements as of December 31, 2020.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in Item 8 of this Annual Report. Management believes the most critical accounting policies are as follows:

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

Capitalized Development Costs

We capitalize costs related to significant software projects developed or obtained for internal use in accordance with U.S. generally accepted accounting standards. Costs incurred during the preliminary project work stage or conceptual stage, such as determining the performance requirements, system requirements and data conversion, are expensed as incurred. Costs incurred in the application development phase, such as coding, testing for new software and upgrades that result in additional functionality, are capitalized and are amortized using the straight-line method over the useful life of the software for 5 years. Costs incurred during the post-implementation/operation stage, including training costs and maintenance costs, are expensed as incurred. We capitalized internally developed software costs of approximately $213 thousand, $234 thousand and $299 thousand during the years ended December 31, 2020, 2019 and 2018, respectively. The software development is for primarily for two projects. Determining whether particular costs incurred are more properly attributable to the preliminary or conceptual stage, and thus expensed, or to the application development phase, and thus capitalized and amortized, depends on subjective judgments about the nature of the development work, and our judgments in this regard may differ from those made by other companies. General and administrative costs related to developing or obtaining such software are expensed as incurred.

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

The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. The Company did not have any interest or penalties accrued as of December 31, 2020 or 2019. The Company does not expect the unrecognized tax benefits to change significantly over the next twelve months.

The Company’s distribution of services in Brazil subjects the Company to Brazil income taxes. These taxes are included in the total provision for income taxes reflected in the financial statements. For information regarding additional matters related to our taxes, please see Note 5 — "Income Taxes" to the Consolidated Financial Statements included in this Annual Report.

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

Shareholders and Board of Directors

Psychemedics Corporation

Acton, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Psychemedics Corporation (the “Company”) and subsidiaries as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income/(loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 10 to the consolidated financial statements, on January 1, 2019, the Company changed its method of accounting for leases due to the adoption of ASU 2016-02, Leases (ASC 842).

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2004.

Boston, Massachusetts

March 26, 2021

PSYCHEMEDICS CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$2,833	$7,283
Accounts receivable, net of allowance for doubtful accounts of $37 and $45 at December 31, 2020 and 2019, respectively	3,356	3,780
Prepaid expenses and other current assets	914	1,306
Income tax receivable	2,495	482

Total Current Assets	9,598	12,851

Property and equipment:
Computer software	4,422	4,166
Office furniture and equipment	2,139	2,124
Laboratory equipment	15,978	16,195
Leasehold improvements	3,629	4,574
	26,168	27,059
Accumulated depreciation and amortization	(16,937)	(16,197)
	9,231	10,862
Other assets	888	943
Operating lease right-of-use assets	4,286	2,875

Total Assets	$24,003	$27,531

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$577	$617
Accrued expenses	1,801	3,577
Current portion of long-term debt	688	678
Current portion of operating lease liabilities	875	963

Total Current Liabilities	3,941	5,835

Long-term debt	3,444	1,951
Deferred tax liabilities, long-term	211	550
Long-term portion of operating lease liabilities	3,895	2,375
Total Liabilities	11,491	10,711

Commitments and Contingencies (Note 9)
Shareholders' Equity:
Preferred stock, $0.005 par value, 873 shares authorized,no shares issued or outstanding	-	-
Common stock, $0.005 par value; 50,000 shares authorized 6,205 shares and 6,185 shares issued at December 31, 2020 and 2019, respectively, 5,537 shares outstanding and 5,517 shares outstanding at December 31, 2020 and 2019, respectively	31	31
Additional paid-in capital	32,803	32,249
Less - Treasury stock, at cost, 668 shares	(10,082)	(10,082)
Accumulated deficit	(8,606)	(3,754)
Accumulated other comprehensive loss	(1,634)	(1,624)

Total Shareholders' Equity	12,512	16,820

Total Liabilities and Shareholders' Equity	$24,003	$27,531

The accompanying notes are an integral part of these Consolidated Financial Statements.

PSYCHEMEDICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME/(LOSS)

(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018

Revenues	$21,360	$37,678	$42,674
Cost of revenues	16,474	21,234	22,056
Gross profit	4,886	16,444	20,618

Operating Expenses:
General & administrative	6,095	7,221	6,430
Marketing & selling	3,577	4,658	5,027
Research & development	1,280	1,567	1,551
Total Operating Expenses	10,952	13,446	13,008
Operating (loss) income	(6,066)	2,998	7,610
Other (expense) income	(140)	58	43
Net (loss) income before provision for income taxes	(6,206)	3,056	7,653
(Benefit from) provision for income taxes	(2,347)	1,514	3,069
Net (loss) income	$(3,859)	$1,542	$4,584

Other Comprehensive (Loss) Income:
Foreign currency translation, net of taxes	(10)	(225)	(1,161)
Total Comprehensive (Loss) Income	$(3,869)	$1,317	$3,423

Basic net (loss) income per share	$(0.70)	$0.28	$0.83

Diluted net (loss) income per share	$(0.70)	$0.28	$0.83

Dividends declared per share	$0.18	$0.72	$0.69

Weighted average common shares outstanding:
Basic	5,524	5,514	5,502
Diluted	5,524	5,525	5,547

The accompanying notes are an integral part of these Consolidated Financial Statements.

PSYCHEMEDICS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Common Stock			Treasury Stock			Accumulated Other
		$0.005	Paid-In			Accumulated	Comprehensive
	Shares	par Value	Capital	Shares	Cost	Deficit	Income (loss)	Total

BALANCE, December 31, 2017	6,160	$31	$31,022	668	$(10,082)	$(2,113)	$(238)	$18,620
Shares issued – vested	15	-	-	-	-	-	-	-
Tax withholding related to vested shares from employee stock plans	-	-	(93)	-	-	-	-	(93)
Stock compensation expense	-	-	594	-	-	-	-	594
Cash dividends declared ($0.69 per share)	-	-	-	-	-	(3,797)	-	(3,797)
Net income	-	-	-	-	-	4,584	-	4,584
Foreign currency translation, net of taxes	-	-	-	-	-	-	(1,161)	(1,161)
BALANCE, December 31, 2018	6,175	31	31,523	668	(10,082)	(1,326)	(1,399)	18,747
Shares issued – vested	10	-	-	-	-	-		-
Tax withholding related to vested shares from employee stock plans	-	-	(33)	-	-	-	-	(33)
Stock compensation expense	-	-	759	-	-	-	-	759
Cash dividends declared ($0.72 per share)	-	-	-	-	-	(3,970)	-	(3,970)
Net income	-	-	-	-	-	1,542	-	1,542
Foreign currency translation, net of taxes	-	-	-	-	-	-	(225)	(225)
BALANCE, December 31, 2019	6,185	31	32,249	668	(10,082)	(3,754)	(1,624)	16,820
Shares issued – vested	20	-	-	-	-	-		-
Tax withholding related to vested shares from employee stock plans	-	-	(9)	-	-	-	-	(9)
Stock compensation expense	-	-	563	-	-	-	-	563
Cash dividends declared ($0.18 per share)	-	-	-	-	-	(993)	-	(993)
Net loss	-	-	-	-	-	(3,859)	-	(3,859)
Foreign currency translation, net of taxes	-	-	-	-	-	-	(10)	(10)
BALANCE, December 31, 2020	6,205	$31	$32,803	668	$(10,082)	$(8,606)	$(1,634)	$12,512

The accompanying notes are an integral part of these Consolidated Financial Statements.

 PSYCHEMEDICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019	2018

Cash flows from operating activities:
Net (loss) income	$(3,859)	$1,542	$4,584
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,691	2,914	3,063
ROU asset amortization	935	-	-
Deferred income taxes	(339)	(405)	(288)
Loss on sale of fixed assets	94	-	6
Non-cash interest income (expense)	-	33	(41)
Stock compensation expense	563	759	594
Changes in operating assets and liabilities:
Accounts receivable	424	1,049	(355)
Prepaid expenses and other current assets	392	64	145
Income tax receivable	(2,013)	(482)	-
Accounts payable	(281)	(494)	77
Operating lease liabilities	(914)	-	-
Accrued expenses	(1,776)	(671)	144
Net cash (used in) provided by operating activities	(4,083)	4,309	7,929

Cash flows from investing activities:
Purchases of investments in short-term investments	-	-	(4,035)
Proceeds from sale of fixed assets	140	-	-
Proceeds from short-term investments	-	3,810	-
Other assets	(7)	(56)	(133)
Purchases of property and equipment and capitalized software development costs	(991)	(1,677)	(1,191)
Net cash (used in) provided by investing activities	(858)	2,077	(5,359)

Cash flows from financing activities:
Cash dividends paid	(993)	(3,970)	(3,797)
Proceeds from issuance of stock, net of tax withholding	(9)	(33)	(93)
Proceeds from PPP Loan	2,181	-	-
Proceeds from equipment financing	-	1,416	-
Payments of equipment financing	(678)	(415)	(1,749)
Net cash provided by (used in) financing activities	501	(3,002)	(5,639)

Effect of exchange rate changes on cash	(10)	(170)	(1,027)
Net (decrease) increase in cash and cash equivalents	(4,450)	3,214	(4,096)
Cash and cash equivalents, beginning of year	7,283	4,069	8,165
Cash and cash equivalents, end of year	$2,833	$7,283	$4,069

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$249	$2,898	$3,743
Cash paid for interest	$75	$59	$108
Cash paid for operating leases	$1,038	$1,199	$994
Right-of-use assets acquired through operating leases	$2,346	$4,363	$-
Non-cash investing and financing activities:
Purchases of equipment through accounts payable and accrued liabilities	$241	$1,882	$207

The accompanying notes are an integral part of these Consolidated Financial Statements.

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

1. Nature of Business

Company Overview

Psychemedics Corporation (the “Company”) provides hair testing for drugs of abuse, utilizing a patented hair analysis method involving digestion of hair, enzyme immunoassay and mass spectrometry to analyze hair to detect abused substances. The Company’s customers include Fortune 500 companies, as well as small to mid-size corporations, schools and governmental entities located in the United States and internationally, as well as in Brazil.

COVID-19 Pandemic

The outbreak of coronavirus (“COVID-19”) which was declared by the World Health Organization to be a pandemic, has, and is expected to continue to impact worldwide economic activity. While our domestic business has been deemed an essential business and we continue to provide services to our customers, COVID-19 has had a significant impact on our entire operations. Additionally, COVID-19’s effect on the overall economy has had an adverse impact on hiring, which is having a negative impact on our testing volume. Due to COVID-19, the Brazilian government closed all driver license bureaus and extended the renewal period for all drivers’ licenses, which has, and will continue to have a material adverse impact on expected testing volume in Brazil for the next year.

The Coronavirus Aid, Relieve and Economic Security Act (“CARES”) Act, enacted on March 27, 2020, was an emergency economic stimulus package that included spending provisions and tax cuts to strengthen the United States economy and to fund a nationwide effort to curtail the effect of COVID-19. The principal impact of the CARES Act was the adoption of the Paycheck Protection Program (“PPP”) described below. The CARES Act also provided sweeping tax changes in response to the COVID-19 pandemic, including amendments to certain provisions of the previously enacted Tax Cuts and Jobs Act (“TCJA”). The Company recognized a benefit of $2.1 million for the for the year ended December 31, 2020, as a component of income tax expense from continuing operations related to the tax provisions in the CARES Act. Based on the Company's initial assessments, the Company anticipates that the CARES Act will allow the Company to defer the employer portion of its FICA taxes to 2021 and 2022 and allow the Company to fully carryback the 2020 net operating loss, for a refund of taxes previously paid.

Liquidity and Management’s Plans

At December 31, 2020, the Company’s principal sources of liquidity included approximately $2.8 million of cash on hand. Management currently believes that such funds, together with future operating profits, should be adequate to fund anticipated working capital requirements, including debt obligations, and capital expenditures for at least the next 12 months. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include but are not limited to, issuance of common stock or debt financing, lines of credit, or equipment leasing, although there is no assurance that such financings will be available to the Company on terms it deems acceptable, if at all.

2. Summary of Significant Accounting Policies

Risks and Uncertainties

The Company is subject to a number of risks and uncertainties similar to those of other companies, such as those associated with the continued expansion of the Company’s sales and marketing network, technological developments, intellectual property protection, development of markets for new products and services offered by the Company, the economic health of principal customers of the Company, financial and operational risks associated with expansion of testing facilities used by the Company, government regulation (including, but not limited to, Food and Drug Administration (“FDA”) regulations, Brazilian laws, proposed laws and regulations, and delays in implementation of laws and regulations), competition and general economic conditions.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates, including those related to bad debts, long-lived asset lives, income tax valuation and share based compensation, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities at the date of purchase of 90 days or less as cash equivalents. As of December 31, 2020 and 2019, there were no investments classified as cash equivalents.

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

2. Summary of Significant Accounting Policies (continued)

Property and Equipment

Property & equipment are recorded at cost. Depreciation and amortization is computed over the estimated useful lives of the assets, using the straight-line method. Repair and maintenance costs are expensed as incurred. The estimated useful lives of the assets are:

Computer software (years)	3	to	5
Office furniture and equipment (years)	3	to	7
Laboratory equipment (years)	5	to	7
Leasehold improvements	Lesser of estimated useful life or lease term

The Company recorded depreciation and amortization related to property and equipment and capitalized software of $2.6 million, $2.9 million, and $3.1 million in 2020, 2019 and 2018 respectively. The Company had $0.8 million of capitalized software and equipment that was not placed in service as of December 31, 2020.

Capitalized Software Development Costs

We capitalize costs related to significant software projects developed or obtained for internal use, including costs incurred in a cloud computing arrangement. Costs incurred during the preliminary project work stage or conceptual stage, such as determining the performance requirements, system requirements and data conversion, are expensed as incurred. Costs incurred in the application development phase, such as coding, testing for new software and upgrades that result in additional functionality, are capitalized and are amortized using the straight-line method over the useful life of the software for 5 years. Costs incurred during the post-implementation/operation stage, including training costs and maintenance costs, are expensed as incurred. In accordance with Company policy, during the years ended December 31, 2020 and 2019, we capitalized internally developed software costs of $213 thousand and $234 thousand, respectively. Amortization expense related to software development costs was $293 thousand, $457 thousand and $525 thousand in 2020, 2019 and 2018, respectively. Determining whether particular costs incurred are more properly attributable to the preliminary or conceptual stage, and thus expensed, or to the application development phase, and thus capitalized and amortized, depends on subjective judgments about the nature of the development work, and our judgments in this regard may differ from those made by other companies. General and administrative costs related to developing or obtaining such software is expensed as incurred.

Other Assets

Other assets primarily consist of capitalized legal costs relating to patent applications. The Company amortizes these costs over the lesser of the legal life or estimated useful life of the patent from the date of grant of the applicable patent. The typical life is twenty years. As of December 31, 2020, the Company had capitalized legal costs relating to patent applications of $1.0 million with accumulated amortization of $0.3 million, for a net balance of $0.7 million. As of December 31, 2019, the Company had capitalized legal costs relating to patent applications of $1.0 million with accumulated amortization of $0.3 million, for a net balance of $0.7 million. Amortization expense was $62 thousand, $40 thousand, and $38 thousand in 2020, 2019 and 2018, respectively. The amount of amortization related to patent applications is expected to remain below $65 thousand per year for the next five years.

Revenue Recognition

The Company is in the business of performing drug testing services and reporting the results thereof. The Company’s services are primarily drug and alcohol testing for its customers for an agreed-upon fee per unit tested. The revenues are recognized when the drug test is performed and reported to the customer.

On January 1, 2018, the Company adopted ASC 606, “Revenue from Contracts with Customers” (“ASC 606”) using the modified retrospective method. The adoption of ASC 606 did not have a material effect on the Company’s financial position or results of operations.

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

December 31, 2020

2. Summary of Significant Accounting Policies (continued)

The table below disaggregates our external revenue by major source (in thousands). For additional revenue detail relating to geographic breakdown of sales, see Note 14 – “Business Segment Reporting”.

	Year Ended December 31,
	2020	2019	2018
Consolidated Revenue:
Testing	$19,068	$34,555	$39,174
Shipping / Collection (hair)	2,174	2,876	3,159
Other	118	247	341
Total Revenue	$21,360	$37,678	$42,674

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

Substantially all tests are completed within a few days once received for processing at our laboratory in California. As the tests are performed in a forensic laboratory, the exact date and time of each test completion is available and used in the timing of recognition of revenue.

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

Other Revenue

Other revenue represents several items including; urine testing performed by other labs, medical review officer charges, legal/testifying services, and other miscellaneous charges. The total of all of these items is less than 1% of total revenue. The amounts are generally billed to customers as services are performed, which occurs at a specific point-in-time.

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
December 31, 2020

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

Significant Customers

The Company had no customers that represented greater than 10% of revenue for the year ended December 31, 2020. One customer represented 26% and 31% of total revenue for the years ended December 31, 2019 and 2018, respectively. The Company had no customers that represented greater than 10% of the total accounts receivable balance as of December 31, 2020. The Company had two customers that accounted for 13% and 11% of the total accounts receivable balance as of December 31, 2019.

Stock-Based Compensation

The Company accounts for equity awards in accordance with ASC 718, “Compensation — Stock Compensation” (“ASC 718”). ASC 718 requires employee equity awards to be accounted for under the fair value method. It also requires the measurement of compensation cost at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. Accordingly, share-based compensation is measured at the grant date based on the fair value of the award. The Company uses the straight-line method to recognize share-based compensation over the service period of the award, which is generally equal to the vesting period. The Company uses the simplified approach to calculate the expected exercise date of options, which is one of the components used to determine the fair value of the options. This approach is used due to the small number of recipients receiving stock options not providing a reasonable basis for estimating expected term. In 2016, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. As a result, we recognize the impact of forfeitures when they occur with no adjustment for estimated forfeitures and recognize excess tax benefits as a reduction of income tax expense regardless of whether the benefit reduces income taxes payable.

Stock compensation expense by income statement account is as follows (in thousands):

Stock-Based Compensation
	Year Ended December 31,
	2020	2019	2018
Cost of revenues	$50	$59	$62
General & administrative	380	579	436
Marketing & selling	74	54	29
Research & development	59	67	67
Total stock compensation	$563	$759	$594

See Note 7 for additional information relating to the Company’s stock plan.

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

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

Basic and diluted weighted average common shares outstanding are as follows (in thousands):

	2020	2019	2018
Weighted average common shares outstanding, basic	5,524	5,514	5,502
Dilutive common equivalent shares	-	11	45
Weighted average common shares outstanding, assuming dilution	5,524	5,525	5,547

For the years ended December 31, 2020, 2019 and 2018, options to purchase 588 thousand, 357 thousand and 86 thousand common shares were outstanding but not included in the dilutive common equivalent share calculation as their effect would have been anti-dilutive.

Financial Instruments

Financial instruments include cash, accounts receivable and accounts payable. Estimated fair values of these financial instruments approximate carrying values due to their short-term nature. The Company has two outstanding equipment loans. One had an interest rate of the 30-day LIBOR rate + 1.75% and the other has a fixed interest rate of 3.79%. As there is a market interest rate, the carrying amount is fair value. The PPP Loan bears interest on the unpaid balance at the rate of one percent (1%) per annum.

Basis of Preparation and Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries have been prepared using accounting principles generally accepted in the United States (“U.S. GAAP”). All intercompany transactions and balances have been eliminated.

Foreign Currency Translation

To the extent sales are made through our Brazil subsidiary, such sales are transacted in Brazilian Real and translated into US dollars. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the consolidated balance sheet date. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities that are in the functional currency is included as a component of shareholders’ equity in accumulated other comprehensive income (loss). The total change in foreign currency translation adjustment for the year ended December 31, 2020 was an immaterial amount and 2019 was a loss of $0.2 million. This amounted to an immaterial amount and $0.2 million after tax impact.

Segment Reporting

The Company manages its operations as one segment, drug testing services. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment. See Note 14 for geographic breakdown of revenue.

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

2. Summary of Significant Accounting Policies (continued)

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases”, which was subsequently amended by ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842). which introduced the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The new standard established a right-of-use ("ROU") model that requires a lessee to record a lease asset and liability on the balance sheet for all leases with terms longer than 12 months. The standard became effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company adopted Topic 842 as of January 1, 2019 (see Note 10 – Operating Leases).

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”. The FASB issued ASU 2018-15 to align the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. ASU 2018-15 will be effective for the Company’s fiscal year 2020, with the option to early adopt prior to the effective date. The Company adopted ASU 2018-15 as of January 1, 2019 with no material impact to the Company’s consolidated financial statements and disclosures.

New Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in ASU Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASU Topic 740 by clarifying and amending existing guidance. The amendments in this update are effective for interim and annual periods for the Company beginning after December 15, 2020, with early adoption permitted. The Standard may be adopted using the prospective or retrospective transition approach and could be applied to a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year adoption. The Company is currently evaluating the impact of this pronouncement on the Company’s consolidated financial statements and disclosures.

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

	As of December 31,
	2020	2019
Balance, beginning of period	$45	$67
Provision for doubtful accounts	22	11
Write-offs	(30)	(33)
Balance, end of period	$37	$45

4. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2020	2019
Accrued compensation and employee benefits	$315	$450
Accrued vacation expense	379	399
Accrued taxes	4	564
Accrued shipping expense	511	368
Accrued payables for equipment and leasehold improvements	-	1,453
Other accrued expenses	592	343
Total Accrued Expenses	$1,801	$3,577

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

5. Income Taxes

The income tax provision consists of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current –
Federal	$(2,006)	$1,478	$2,117
State	(2)	54	119
Foreign	-	348	1,122
Total Current Deferred –	(2,008)	1,880	3,358
Federal	(13)	(139)	(168)
State	(326)	(227)	(121)
Total Deferred	(339)	(366)	(289)
Income Tax Provision	$(2,347)	$1,514	$3,069

A reconciliation of the effective rate with the federal statutory rate is as follows:

	Year Ended December 31,
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.4%	(4.5%)	0.0%
Permanent differences	0.0%	(8.1%)	0.2%
Stock based compensation	(0.4%)	1.3%	0.1%
Federal R&D Credits	1.6%	(4.7%)	(1.7%)
Foreign taxes, net of federal benefit	(2.2%)	44.5%	20.5%
Difference in tax rate for carryback claim	13.4%	0.0%	0.0%
Effective tax rate	37.8%	49.5%	40.1%

The change in effective tax rate from 2019 to 2020 was primarily driven by the Company’s carryback claim for the net loss as well as a decrease in foreign taxes. As of December 31, 2020, the Company had no federal net operating loss carryforwards since the 2020 loss will be carried back to the 2016 tax year. As of December 31, 2020, the Company had $1.7 million of state net operating loss carryforwards which expire at various dates between 2030 and 2040. As of December 31, 2020, the Company had $0.1 million of federal tax credit carryforwards that expire in 2040 and there were $1.1 million of California tax credit carryforwards relating to the years 2013 through 2020 which have an unlimited carryforward period. In 2020, the 4.4% state income tax effective rate primarily consisted of California research tax credits of 1.8%.

The components of the net deferred tax liabilities included in the accompanying balance sheets are as follows (in thousands):

	As of December 31,
	2020	2019
Deferred Tax Assets
Allowance for doubtful accounts	$9	$10
Accrued expenses	112	87
Stock-based compensation	265	195
R&D tax credits	1,005	788
Operating lease	1,130	764
PPP Loan expenses	9	-
NOL Carryforward	97	-
Total Deferred Tax Assets	$2,627	$1,844

Deferred Tax Liabilities
Excess of tax over book depreciation and amortization	$(1,775)	$(1,696)
Prepaid expenses	(48)	(40)
Operating lease	(1,015)	(658)
Total Deferred Tax Liabilities	(2,838)	(2,394)

Net Deferred Tax Liabilities	$(211)	$(550)

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

5. Income Taxes (continued)

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

ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on an audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. The Company had immaterial uncertain tax positions at December 31, 2020, and no uncertain tax positions at December 31, 2019.

The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. The Company’s policy is to recognize interest and penalties related to income tax matters as a general and administrative expense, when and if incurred. Interest and penalties for the years ended December 31, 2020, 2019 or 2018 were not material. In 2019, the I.R.S. completed a standard review of the Company’s 2016 tax year. The tax years ended December 31, 2017 through December 31, 2020 remain subject to examination by all major taxing authorities.

The net (loss) income before income taxes was ($6.2) million and $3.1 million for the years ended December 31, 2020 and 2019, respectively. Net loss before income taxes in Brazil was immaterial and $1.1 million for the years ended December 31, 2020 and 2019, respectively. The pre-tax loss in Brazil in 2020 was a result of having no sales conducted through the Company’s Brazilian subsidiary and tax expense was incurred with the repatriation of cash from Brazil to the United States.

6. Preferred Stock

The Board of Directors has the authority to designate authorized preferred shares in one or more series and to fix the relative rights and preferences without vote or action by the stockholders. The Board of Directors has no present plans to designate or issue any shares of preferred stock.

7. Stock-Based Awards

The 2006 Incentive Plan initially adopted in 2006 provides for grants of options with terms of up to ten years, grants of restricted stock or stock unit awards (SUAs), issuances of stock bonuses or grants other stock-based awards plus cash based awards, to officers, directors, employees, and consultants. Such shares are issuable out of the Company’s authorized but unissued common stock. In January 2019, the 2006 Incentive Plan was amended to increase the total number of shares issuable thereunder from 850 thousand to 1.2 million. As of December 31, 2020, 45 thousand shares remained available for future grant under the 2006 Incentive Plan.

The fair value of the SUAs is determined by the closing price on the date of grant. The fair value of options is determined using a Black-Scholes model. The SUAs and options vest over a period of two to four years and are convertible or exercisable into an equivalent number of shares of the Company’s common stock provided that the employee receiving the award remains continuously employed throughout the vesting period. The Company records stock compensation expense related to the SUAs and options on a straight-line basis over the vesting term. Employees are issued shares upon vesting of SUAs, net of tax withholdings. As a result of our adoption of ASU 2016-09 in 2016, we recognize the impact of forfeitures when they occur with no adjustment for estimated forfeitures and recognize excess tax benefits as a reduction of income tax expense regardless of whether the benefit reduces income taxes payable.

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

7. Stock-Based Awards (continued)

On November 11, 2020, the Company granted SUAs covering 190 thousand shares of common stock and options to acquire up to 40 thousand shares of common stock and on December 16, 2020, the Company granted one individual SUAs covering 5 thousand shares of common stock. The SUAs vest over a period of two years for non-employee board members and four years for employees and are convertible into an equivalent number of shares of the Company’s common stock provided that the director or employee receiving the award remains employed throughout the vesting period. The stock options become exercisable over two years for non-employee board members and four years for employees and have a term of 10 years. The Company records compensation expense related to the SUAs and options on a straight-line basis over the vesting term. Employees are issued shares upon vesting, in the case of SUA’s or upon exercise of options, net of tax withholdings, unless the employee chooses to receive all shares and pay for the associated employment taxes. Upon the exercise of a stock option, the Company issues authorized but unissued shares and delivers them to the recipient. The Company does not expect to repurchase shares to satisfy stock option exercises. No other types of equity-based awards have been granted or issued under the 2006 Incentive Plan.

The following table represents all shares granted by the Company under the 2006 Incentive Plan for the last three years (shares in thousands):

Grant Date	Type	Shares	Fair Value Per Share(1)
December 16, 2020	SUA	5	$4.71
November 11, 2020	Options	40	$1.13
November 11, 2020	SUA	190	$4.07
May 3, 2019	Options	192	$2.99
May 3, 2019	SUA	18	$10.60
July 24, 2018	Options	2	$5.49
May 3, 2018	SUA	6	$21.04
May 3, 2018	Options	117	$5.69

(1)	The fair value for the SUA’s is the closing price of the Company’s stock on that date. The fair value for options represents the fair value calculated using the Black-Scholes model. Options have contractual lives of 10 years. The options granted on May 3, 2018 have a fair value of $5.69 per share based on the $21.04 grant date and exercise prices and assuming 6.25 and 5.75 year estimated terms, 38% volatility, 3.4% interest rate and a 4.2% dividend yield rate. The options granted on July 24, 2018 have a fair value of $5.49 per share based on the $19.83 grant date and exercise prices and assuming a 6.25 year estimated term, 39% volatility, 3.4% interest rate and a 4.1% dividend yield rate. The options granted on May 3, 2019 have a fair value of $2.99 per share based on the $10.60 grant date and exercise prices and assuming 6.25 and 5.75 year estimated terms, 41% volatility, 2.4% interest rate and a 3.9% dividend yield rate. The options granted on November 11, 2020 have a fair value of $1.13 per share based on the $4.07 grant date and exercise prices and assuming 6.25 and 5.75 year estimated terms, 45% volatility, 0.9% interest rate and a 4.0% dividend yield rate. For options granted during fiscal years ended December 31, 2020, 2019, and 2018, the weighted average grant date fair values were $3.47, $3.40 and $2.49, respectively. For SUAs granted during fiscal years ended December 31, 2020, 2019, and 2018, the weighted average grant date fair values were $4.89, $12.01 and $14.42, respectively.

A summary of the Company’s stock option activity is as follows (in thousands, except price per share):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(2)
Outstanding, December 31, 2019	584	$14.94	7.9	$-
Granted	40	$4.14
Exercised	-			-
Forfeited	(20)	$3.21
Outstanding, December 31, 2020	604	$14.31	7.0	$-

Exercisable, December 31, 2020	424	$14.55	6.7	$35

(2)	The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market price of the Company’s stock on December 31 of the applicable year exceeded the exercise price of any of the underlying options, multiplied by the number of shares subject to each such option. The closing stock price as of December 31, 2020 and 2019 was $5.09 and $9.15, respectively.

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

7. Stock-Based Awards (continued)

A summary of the Company’s stock unit award activity is as follows (in thousands, except price per share):

		Weighted	Weighted
	Number of	Average Price	Average Fair
	Shares	per Share(3)	Value(3)
Outstanding & Unvested, December 31, 2019	24	$12.84	$311
Granted	195	$4.07	$794
Converted to common stock	(20)	$13.00	$(254)
Cancelled	(1)	$20.24	$(20)
Forfeited	(32)	$5.12	$(162)
Outstanding & Unvested, December 31, 2020	166	$4.50	$745

(3)	Weighted average price per share is the weighted grant price based on the closing market price of each of the stock grants related to each transaction type. The weighted average fair value is the weighted average share price times the number of shares.

The fair value of stock unit award vesting was $274 thousand, $223 thousand and $308 thousand for the years ended December 31, 2020, 2019 and 2018, respectively. The intrinsic value of stock unit awards converted to common stock was based on the stock price on the vesting date and amounted to $115 thousand, $144 thousand and $493 thousand for the years ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020, a total of 815 thousand shares of common stock were reserved for issuance under 2006 Incentive Plan. As of December 31, 2020, the unamortized fair value of outstanding options and awards was $1.1 million to be amortized over a weighted average period of approximately 3.1 years.

8. Employee Benefit Plan

The Psychemedics Corporation 401(k) Savings and Retirement Plan (the “401(k) Plan”) is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code. All employees over the age of 21 are eligible to make pre-tax contributions up to a specified percentage of their compensation. Under the 401(k) Plan, the Company may, but is not obligated to, match a portion of the employees’ contributions up to a defined maximum. Matching contributions of $198 thousand, $262 thousand and $264 thousand were made in the years ended December 31, 2020, 2019 and 2018, respectively.

9. Commitments and Contingencies

Commitments

The Company leases certain of its facilities and equipment under operating lease agreements expiring on various dates through December 2026. Total minimum lease payments, including scheduled increases, are charged to operations on the straight-line basis over the life of the respective lease. Rent expense was approximately $1.1 million, $1.2 million and $1.0 million in 2020, 2019 and 2018, respectively. See Note 10 – Operating Leases for commitments remaining under lease agreements.

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
December 31, 2020

10. Operating Leases

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

As of December 31, 2019, the Company recognized a Right-Of-Use (“ROU”) asset of $2.9 million and an operating lease liability of $3.3 million based on the present value of the minimum rental payments as a result of adoption of ASC Topic 842. The weighted average discount rate used for leases as of December 31, 2020 is 3.9%. The weighted average lease term as of December 31, 2020 is 4.9 years. The operating lease expense for the twelve months ended December 31, 2020 and 2019, was $1.1 million and $1.2 million, respectively.

Maturities and balance sheet presentation of the Company’s lease liabilities for all operating leases as of December 31, 2020 is as follows (in thousands):

2021	$1,041
2022	1,028
2023	1,096
2024	1,035
2025	593
2026	458
Total Lease Payments	5,251
Less Interest:	(481)
Present value of lease liabilities	$4,770

Current operating lease liabilities	$875
Long-term operating lease liabilities	3,895
Total	$4,770

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

On November 2, 2020, the Lender amended the Equipment Loan Arrangement in order to, among other things, waive, for the quarters ended December 31, 2020, March 31, 2021 and June 30, 2021, any minimum required funded debt to EBITDA ratio and any minimum required fixed charge coverage ratio. The Waiver and Amendment also added a requirement that the Company maintain a cash balance of at least $1,500,000 as of the end of each fiscal quarter. It also imposed a minimum required EBITDA of $1 for the fourth quarter of fiscal 2020 and $225,000 for each of the first and second quarters of fiscal 2021. It also prohibits the payment of dividends or other similar payment distributions to shareholders during the period commencing on November 1, 2020 through June 30, 2021. Thereafter such dividends and other payments may resume, provided that the funded debt to EBITDA ratio and fixed charge coverage ratio shall have been satisfied at the time of such payments. The Waiver and Amendment also waived an event of default that existed under the Equipment Loan Arrangement regarding the required funded debt to EBITDA ratio and fixed charge coverage ratio for the 12-month period ended September 30, 2020. The Company was not in compliance with all of the loan covenants under the Equipment Loan Arrangement, as amended, as of December 31, 2020.

On March 23, 2021, the Company further amended its debt arrangement to waive non-compliance and amend certain covenants through the quarter ended June 30, 2021. The Waiver and Amendment amended the Equipment Loan Arrangement in order to, among other things, waive the minimum required EBITDA of $1 for the fourth quarter of fiscal 2020. The Waiver and Amendment also amended the amount of minimum required EBITDA for the first quarter of 2021 from $225,000 to of $1. The total book value of equipment pledged as collateral for these loans as of December 31, 2020 was $3.1 million.

Under the Equipment Loan Arrangement, the Company executed notes on March 24, 2014, May 22, 2014, June 13, 2014, August 8, 2014, September 15, 2015, March 23, 2016, November 10, 2017, and December 4, 2019 in the amounts of $1.1 million, $1.9 million, $3.0 million, $1.0 million, $1.1 million, $610 thousand, $2.1 million, and $1.4 million, respectively, for total borrowings of $12.2 million, of which $0.7 million and $0.4 million was repaid in 2020 and 2019, respectively. As of December 31, 2020, only the note from November 10, 2017 and December 4, 2019 had a balance as all other notes with balances were paid off in 2018. The weighted average interest rate for these notes for the year ended December 31, 2020 was 3% and represented $75 thousand of interest expense. As of December 31, 2020, weighted average interest rate was 3%.

On May 1, 2020, the Company entered into a term loan with Bank of America N.A. under the PPP administered by the SBA under the CARES Act. The principal amount of the loan was $2,181,157, which is evidenced by a promissory note with a maturity date of May 4, 2022. The note bears interest on the unpaid balance at the rate of one percent (1%) per annum. The note contains a deferral period of six months, for which no interest or principal payments are due. The Company is in the process of applying for loan forgiveness with the SBA and expects a final approval in 2021.

The annual principal repayment requirements for debt obligations as of December 31, 2020 are as follows (in thousands):

2021	$688
2022	664
2023	294
2024	305
Long-term debt from equipment financing	1,951
Less current portion of long-term debt from equipment financing	(688)
Long-term debt from equipment financing, net of current portion	1,263
PPP Loan	2,181
Total long-term debt, net of current portion	$3,444

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

12. Selected Quarterly Financial Data (Unaudited)

The following are selected quarterly financial data for the years ended December 31, 2020 and 2019 (in thousands):

	Quarter Ended - 2020
	MAR 31	JUN 30	SEP 30	DEC 31
Revenues	$7,537	$3,314	$5,174	$5,335
Gross profit	2,728	(252)	1,133	1,277
Loss from operations	(242)	(3,306)	(1,409)	(1,109)
Net loss	(159)	(2,050)	(1,107)	(543)
Basic net loss per share	$(0.03)	$(0.37)	$(0.20)	$(0.10)
Diluted net loss per share	$(0.03)	$(0.37)	$(0.20)	$(0.10)

	Quarter Ended - 2019
	MAR 31	JUN 30	SEP 30	DEC 31
Revenues	$9,822	$9,289	$9,852	$8,715
Gross profit	4,408	4,169	4,382	3,485
Income (loss) from operations	944	1,326	1,334	(606)
Net income (loss)	627	768	677	(530)
Basic net income (loss) per share	$0.11	$0.14	$0.12	$(0.09)
Diluted net income (loss) per share	$0.11	$0.14	$0.12	$(0.09)

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

13. Other expense

Other expense consists primarily of interest expense related to the Company’s equipment financing arrangement. Interest expense for the year ended December 31, 2020, 2019 and 2018 was $75 thousand, $59 thousand and $106 thousand, respectively. There was no interest income for the year ended December 31, 2020. Interest income for the year ended December 31, 2019 and 2018 was $134 thousand $149 thousand, respectively.

14. Business Segment Reporting

The Company manages its operations as one segment, drug testing services. As a result, the financial information disclosed herein materially represents all the financial information related to the Company’s principal operating segment. All Brazil sales are though one independent distributor. The Company’s revenues by geographic region, based on the location of the customer, are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Consolidated Revenue:
United States	$19,486	$27,329	$29,189
Brazil	1,344	9,819	13,046
Other	530	530	439
Total Revenue	$21,360	$37,678	$42,674

All the Company’s operations are in the United States. The Company’s assets by geographic region are as follows (in thousands):

	As of December 31,
Assets:	2020	2019
United States	$24,003	$27,091
Brazil	-	440
Total Assets	$24,003	$27,531

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation as of December 31, 2020, under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President, Controller as well as a third party internal control firm, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act. Based upon that evaluation, our Chief Executive Officer and Vice President, Controller have concluded that our disclosure controls and procedures were effective as of December 31, 2020 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Vice President, Controller, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting is effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Following is a list that sets forth as of March 26, 2021 the names, ages and positions within the Company of all of the Executive Officers of the Company and the Directors of the Company. Each such director has been nominated for reelection at the Company’s 2021 Annual Meeting, to be held on May 13, 2021 at 2:00 P.M. Due to concerns regarding the COVID-19 pandemic and to protect the safety and well-being of our stockholders, Board of Directors and employees, the Company’s 2021 Annual Meeting will be a virtual meeting conducted solely online via live webcast.

Name	Age	Position
Raymond C. Kubacki	76	Chairman, Chief Executive Officer, President, Director
Charles Doucot	55	Executive Vice President
Andrew Limbek	35	Vice President, Controller
Michael I. Schaffer, Ph.D.	76	Vice President, Laboratory Operations
Harry Connick	95	Director, Audit Committee Member, Compensation Committee Member, Nominating Committee Member
Walter S. Tomenson, Jr.	74	Director, Audit Committee Member, Compensation Committee Member, Nominating Committee Member
Robyn C. Davis	59	Director, Audit Committee Member, Compensation Committee Member, Nominating Committee Member
Fred J. Weinert	73	Director, Audit Committee Member, Compensation Committee Member, Nominating Committee Member, Brazil Oversight Committee Member, Lead Independent Director

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

Mr. Doucot has served as Executive Vice President since January 2019. From May 2018 until January 2019, he served as Vice President Sales & Marketing.  Prior to joining the Company, he served as Vice President Sales & GM of Burning Glass Technologies, a data analytics company, from January 2016 to December 2017. From April 2014 to January 2016 he served as Sr. VP and GM at Lumesse, an HR technology company, responsible for the Americas Business and starting a new business unit. From August 2009 to February 2014, he served as VP WW Sales and Marketing for Kalido, a big data and analytics company. Mr. Doucot began his career spending over 15 years at Hewlett-Packard Company with increasing levels of global responsibility.

Mr. Limbek has served as Vice President, Controller since January 2021. From March 2019 until January 2021, he served as an accounting consultant at Applied Genetic Technologies Corporation, a publicly-held clinical stage biotechnology company, where he served as interim Financial Planning & Analysis Director and reported directly to the Chief Financial Officer of the company. From June 2019 until March 2020, he served as Controller at Racepoint Global, Inc., an international independent professional services agency. From January 2018 until June 2019, he served as Assistant Controller of Racepoint Global, Inc. From March 2017 until January 2018, Mr. Limbek served as a Senior Accounting Manager at Oxford Global Resources, LLC, a temporary staffing firm. From 2014 until February 2017, he served as a Senior Manager at Bullpen Financial LLC, a financial services firm. Mr. Limbek is a Certified Public Accountant in the Commonwealth of Massachusetts.

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

Ms. Davis has been managing director of Angel Healthcare Investors, LLC, an early-stage private equity investment group focused on medical devices, life sciences and specialty pharmaceutical companies since 2000. Prior to Angel Healthcare, Ms. Davis was a director of the merchant banking services practices for Barents Group, LLC, and a strategy consultant at Bain & Company. She serves as a director of Brooks Automation, Inc. (BRKS), a leading global provider of manufacturing automation solutions for the semiconductor industry, and life science sample-based services and solutions for the life sciences market, where she has served on their audit, compensation and finance committees. Ms. Davis also serves as a director of Akston Bioscience, an early-stage company developing an insulin engineering platform for multiple conditions.  Ms. Davis holds an Executive Masters Professional Director Certification from the American College of Corporate Directors. Ms. Davis was elected as a director of the Company on March 16, 2021.

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

The information required by Item 405 of Regulation S-K will be set forth in the Proxy Statement of the Company relating to the 2021 Annual Meeting of Stockholders to be held on May 13, 2021 and is incorporated herein by reference.

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

The information required by Item 407 of Regulation S-K will be set forth in the Proxy Statement of the Company relating to the 2021 Annual Meeting of Stockholders to be held on May 13, 2021 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2021 Annual Meeting of Stockholders to be held on May 13, 2021 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2021 Annual Meeting of Stockholders to be held on May 13, 2021 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2021 Annual Meeting of Stockholders to be held on May 13, 2021 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 2021 Annual Meeting of Stockholders to be held on May 13, 2021 and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements required by Item 15 are included and indexed in Part II, Item 8.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSYCHEMEDICS CORPORATION
Date: March 26, 2021	By:/s/ RAYMOND C. KUBACKI Raymond C. Kubacki Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ RAYMOND C. KUBACKI Raymond C. Kubacki	Chairman, President and Chief Executive Officer, Director (Principal Executive Officer)	March 26, 2021

/s/ ANDREW LIMBEK Andrew Limbek	Vice President, Controller (Principal Financial and Accounting Officer)	March 26, 2021

HARRY CONNICK* Harry Connick	Director

WALTER S. TOMENSON, JR* Walter S. Tomenson, Jr.	Director

FRED J. WEINERT* Fred J. Weinert	Director

ROBYN C. DAVIS* Robyn C. Davis	Director

*By: /s/ RAYMOND C. KUBACKI Raymond C. Kubacki	Attorney-in-Fact	March 26, 2021

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation filed with the State of Delaware on August 1, 2002 — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002).
3.2	Amended and Restated By-Laws of the Company — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 31, 2015).
4.1	Specimen Stock Certificate — (Incorporated by reference from the Registrant’s Registration Statement on Form 8-A filed on July 31, 2002).
10.2.1P	Lease dated October 6, 1992 with Mitchell H. Hersch, et. Al with respect to premises in Culver City, California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992).
10.2.2P	Security Agreement dated October 6, 1992 with Mitchell H. Hersch et. Al — (Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992).
10.2.3	First Amendment to Lease dated with Mitchell H. Hersch, et.al California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.2.4	Second Amendment to Lease dated with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.2.5	Third Amendment to Lease dated December 31, 1997 with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.2.6	Fourth Amendment to Lease dated May 24, 2005 with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10.2.7	Sixth Amendment to Lease dated October 13, 2015 with Mitchell H. Hersch, et.al. California — Supersedes the Fifth amendment in its entirety (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015)
10.3*	2006 Incentive Plan, as amended — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2016).
10.4*	Form of Stock Unit Award used with employees and consultants under the 2006 Incentive Plan — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2016).
10.5*	Form of Stock Unit Award used with non-employee directors under the 2006 Equity Incentive Plan — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2016).
10.6*	Form of Incentive Stock Option Agreement used with employees under the 2006 Incentive Plan (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2016)
10.7*	Form of Non Qualified Stock Option Agreement used with employees and consultants under the 2006 Incentive Plan (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2016)
10.8*	Form of Non Qualified Stock Option Agreement used with non-employee directors under the 2006 Incentive Plan (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2016)
10.9*	Change in control severance agreement with Ray Kubacki dated February 20, 2018 — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019)
10.10*	Change in control severance agreement with Michael Schaffer dated February 20, 2018 — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019)
10.11*	Change in control severance agreement with Charles Doucot dated May 1, 2018 — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019)
10.12*	Severance agreement with Charles Doucot dated February 26, 2019 — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019)
10.13	Lease dated March 12, 2014 with Bristol-Culver Associates, LLC and Mountain Organic Farms, LLC with respect to 6100 Bristol parkway premises in Culver City, CA — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)
10.13.1	Second Amendment dated December 26, 2018 to Lease dated March 12, 2014 with Bristol-Culver Associates, LLC and Mountain Organic Farms, LLC with respect to 6100 Bristol parkway premises in Culver City, CA
10.13.2	Lease dated July 29, 2019 with Culver City/Hannum, LLC with respect to 5750 Hannum premises in Culver City, CA — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)
10.14	Loan agreement dated March 20, 2014 with Banc of America Leasing and Capital, LLC — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)
10.14.1	Letter Agreement dated September 15, 2015 with Banc of America Leasing and Capital, LLC, together with Equipment Security Note dated September 15, 2015 and Proposal Letter dated August 19, 2015 — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)
10.14.2	Letter Agreement dated October 30, 2017 with Banc of America Leasing and Capital, LLC, together with Equipment Security Note dated November 10, 2017 — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017)
10.14.3	Letter Agreement dated December 3, 2019 with Banc of America Leasing and Capital, LLC, together with Equipment Security Note dated December 4, 2019 — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019)
10.14.4	Conditional Waiver and Amendment No 1. To Master Loan and Security Agreement dated November 4, 2020 with Banc of America Leasing & Capital, LLC — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 9, 2020)
21.1	Subsidiaries of the Registrant
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm
24	Power of Attorney
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Vice President, Controller Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Vice President, Controller Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

P Indicates a filing submitted in paper * Management compensation plan or arrangement

