Form 10-K/A
period 2020-12-31
PSYCHEMEDICS CORP
filed 2021-04-09
CIK 806517

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

EXPLANATORY NOTE

On March 26, 2021, Psychemedics Corporation (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends Part IV, Item 15 (a)(3) of the Original Form 10-K to include new Exhibits 10.9.1, 10.10.1 and 10.12.1 Amendments to Change in Control Severance Agreements that were previously omitted from the Original Form 10-K. Accordingly, Part IV item (a)(3) of the Original Form 10-K is hereby amended and restated as set forth below.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officers and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the Securities and Exchange Commission on March 26, 2021 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (3) See “Exhibit Index” included elsewhere in this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSYCHEMEDICS CORPORATION
Date: April 9, 2021	By: /s/ RAYMOND C. KUBACKI Raymond C. Kubacki Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ RAYMOND C. KUBACKI Raymond C. Kubacki	Chairman, President and Chief Executive Officer, Director (Principal Executive Officer)	April 9, 2021
/s/ ANDREW LIMBEK Andrew Limbek	Vice President, Controller (Principal Financial and Accounting Officer)	April 9, 2021
HARRY CONNICK* Harry Connick	Director
WALTER S. TOMENSON, JR* Walter S. Tomenson, Jr.	Director
FRED J. WEINERT* Fred J. Weinert	Director
ROBYN C. DAVIS* Robyn C. Davis	Director
*By: /s/ RAYMOND C. KUBACKI Raymond C. Kubacki	Attorney-in-Fact	April 9, 2021

TABLE OF CONTENTS

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation filed with the State of Delaware on August 1, 2002 — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002).
3.2	Amended and Restated By-Laws of the Company — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 31, 2015).
4.1	Specimen Stock Certificate — (Incorporated by reference from the Registrant’s Registration Statement on Form 8-A filed on July 31, 2002).
10.2.1P	Lease dated October 6, 1992 with Mitchell H. Hersch, et. Al with respect to premises in Culver City, California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992).
10.2.2P	Security Agreement dated October 6, 1992 with Mitchell H. Hersch et. Al — (Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992).
10.2.3	First Amendment to Lease dated with Mitchell H. Hersch, et.al California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.2.4	Second Amendment to Lease dated with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.2.5	Third Amendment to Lease dated December 31, 1997 with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.2.6	Fourth Amendment to Lease dated May 24, 2005 with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10.2.7	Sixth Amendment to Lease dated October 13, 2015 with Mitchell H. Hersch, et.al. California — Supersedes the Fifth amendment in its entirety (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015)
10.3*	2006 Incentive Plan, as amended — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2016).
10.4*	Form of Stock Unit Award used with employees and consultants under the 2006 Incentive Plan — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2016).
10.5*	Form of Stock Unit Award used with non-employee directors under the 2006 Equity Incentive Plan — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2016).
10.6*	Form of Incentive Stock Option Agreement used with employees under the 2006 Incentive Plan (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2016)
10.7*	Form of Non Qualified Stock Option Agreement used with employees and consultants under the 2006 Incentive Plan (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2016)
10.8*	Form of Non Qualified Stock Option Agreement used with non-employee directors under the 2006 Incentive Plan (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2016)
10.9*	Change in control severance agreement with Ray Kubacki dated February 20, 2018 — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.9.1*	Amendment dated September 3, 2020 to Change in Control Severance Agreement between Psychemedics Corporation and Raymond C. Kubacki (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 10, 2020)
10.10*	Change in control severance agreement with Michael Schaffer dated February 20, 2018 — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019)
10.10.1*	Amendment dated September 3, 2020 to Change in Control Severance Agreement between Psychemedics Corporation and Michael I. Schaffer (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 10, 2020)
10.11*	Change in control severance agreement with Charles Doucot dated May 1, 2018 — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019)
10.12*	Severance agreement with Charles Doucot dated February 26, 2019 — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019)
10.12.1*	Amendment dated September 3, 2020 to Change in Control Severance Agreement between Psychemedics Corporation and Charles Doucot (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 10, 2020)
10.13	Lease dated March 12, 2014 with Bristol-Culver Associates, LLC and Mountain Organic Farms, LLC with respect to 6100 Bristol parkway premises in Culver City, CA — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)
10.13.1	Second Amendment dated December 26, 2018 to Lease dated March 12, 2014 with Bristol-Culver Associates, LLC and Mountain Organic Farms, LLC with respect to 6100 Bristol parkway premises in Culver City, CA
10.13.2	Lease dated July 29, 2019 with Culver City/Hannum, LLC with respect to 5750 Hannum premises in Culver City, CA — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)
10.14	Loan agreement dated March 20, 2014 with Banc of America Leasing and Capital, LLC — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)
10.14.1	Letter Agreement dated September 15, 2015 with Banc of America Leasing and Capital, LLC, together with Equipment Security Note dated September 15, 2015 and Proposal Letter dated August 19, 2015 — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)
10.14.2	Letter Agreement dated October 30, 2017 with Banc of America Leasing and Capital, LLC, together with Equipment Security Note dated November 10, 2017 — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017)
10.14.3	Letter Agreement dated December 3, 2019 with Banc of America Leasing and Capital, LLC, together with Equipment Security Note dated December 4, 2019 — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019)
10.14.4	Conditional Waiver and Amendment No 1. To Master Loan and Security Agreement dated November 4, 2020 with Banc of America Leasing & Capital, LLC — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 9, 2020)
21.1	Subsidiaries of the Registrant (1)
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm (1)
24	Power of Attorney (1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — (1)
31.2	Certification of Vice President, Controller Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — (1)
31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.4	Certification of Vice President, Controller Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification of Vice President, Controller Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

P	Indicates a filing submitted in paper

*	Management compensation plan or arrangement
(1)	Previously filed with our Original Form 10-K
(2)	Filed with this Amendment No. 1 to Annual Report on Form 10-K/A