Form 10-Q
period 2021-03-31
PSYCHEMEDICS CORP
filed 2021-05-13
CIK 806517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

or

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
for the transition period from ________ to ________

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

The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at May 6, 2021 was 5,536,493.

PSYCHEMEDICS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(UNAUDITED)

	March 31,	December 31,
	2021	2020

ASSETS
Current Assets:
Cash and cash equivalents	$2,190	$2,833
Accounts receivable, net of allowance for doubtful accounts of $51 in 2021 and $37 in 2020	4,020	3,356
Prepaid expenses and other current assets	1,898	914
Income tax receivable	2,519	2,495

Total Current Assets	10,627	9,598

Fixed assets, net of accumulated amortization and depreciation of $17,609 at March 31, 2021 and $16,937 at December 31, 2020	8,616	9,231
Other assets	882	888
Operating lease right-of-use assets	4,255	4,286

Total Assets	$24,380	$24,003

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$1,109	$577
Accrued expenses	1,567	1,801
Current portion of long-term debt	691	688
Current portion of operating lease liabilities	963	875

Total Current Liabilities	4,330	3,941

Long-term debt	3,270	3,444
Deferred tax liabilities, long-term	211	211
Long-term portion of operating lease liabilities	3,757	3,895
Total Liabilities	11,568	11,491

Commitments and Contingencies (Note 5)

Shareholders' Equity:
Preferred stock, $0.005 par value, 873 shares authorized, no shares issued or outstanding	--	--
Common stock, $0.005 par value; 50,000 shares authorized 6,205 shares issued at March 31, 2021 and December 31, 2020, respectively, and 5,537 shares outstanding at March 31, 2021 and December 31, 2020, respectively	31	31
Additional paid-in capital	33,020	32,803
Accumulated deficit	(8,523)	(8,606)
Less - Treasury stock, at cost, 668 shares	(10,082)	(10,082)
Accumulated other comprehensive loss	(1,634)	(1,634)

Total Shareholders' Equity	12,812	12,512

Total Liabilities and Shareholders' Equity	$24,380	$24,003

See accompanying notes to condensed consolidated financial statements.

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(in thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended
	March 31,
	2021	2020

Revenues	$5,713	$7,537
Cost of revenues	3,145	4,809

Gross profit	2,568	2,728

Operating Expenses:
General & administrative	1,529	1,533
Marketing & selling	642	1,106
Research & development	280	331

Total Operating Expenses	2,451	2,970

Operating income (loss)	117	(242)
Other expense	(14)	(73)

Net income (loss) before provision for (benefit from) income taxes	103	(315)

Provision for (benefit from) income taxes	20	(156)

Net income (loss)	$83	$(159)

Other Comprehensive Income (Loss):
Foreign currency translation	-	(23)
Total comprehensive income (loss)	$83	$(182)

Basic net income (loss) per share	$0.01	$(0.03)

Diluted net income (loss) per share	$0.01	$(0.03)

Dividends declared per share	$-	$0.18

See accompanying notes to condensed consolidated financial statements.

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)

(UNAUDITED)

	Common Stock, $0.005 par value						Accumulated
	Common		Additional	Treasury Stock			Other
	Shares Outstanding	Common Stock	Paid-In Capital	Shares	Cost	Accumulated Deficit	Comprehensive Loss	Total
BALANCE, December 31, 2020	6,205	$31	$32,803	668	$(10,082)	$(8,606)	$(1,634)	$12,512
Stock compensation expense	-	-	217	-	-	-	-	217
Net income	-	-	-	-	-	83	-	83
BALANCE, March 31, 2021	6,205	$31	$33,020	668	$(10,082)	$(8,523)	$(1,634)	$12,812

BALANCE, December 31, 2019	6,185	$31	$32,249	668	$(10,082)	$(3,754)	$(1,624)	$16,820
Stock compensation expense	-	-	163	-	-	-	-	163
Cash dividends ($0.18 per share)	-	-	-	-	-	(993)	-	(993)
Net loss	-	-	-	-	-	(159)	-	(159)
Foreign currency translation, net of taxes	-	-	-	-	-	-	(23)	(23)
BALANCE, March 31, 2020	6,185	$31	$32,412	668	$(10,082)	$(4,906)	$(1,647)	$15,808

See accompanying notes to condensed consolidated financial statements.

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Three Months Ended
	March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$83	$(159)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	687	610
ROU asset amortization	224	264
Deferred income taxes	-	(55)
Loss on sale of fixed assets	-	94
Stock-based compensation	217	163
Changes in operating assets and liabilities:
Accounts receivable	(664)	222
Prepaid expenses and other current assets	(984)	108
Income tax receivable	(24)	(209)
Accounts payable	525	570
Operating lease liabilities	(243)	(238)
Accrued expenses	(234)	(1,783)
Net cash used in operating activities	(413)	(413)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	-	140
Purchases of equipment and leasehold improvements	(7)	(401)
Cost of internally developed software	(43)	(65)
Other assets	(9)	(7)
Net cash used in investing activities	(59)	(333)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of equipment financing	(171)	(169)
Cash dividends paid	-	(993)
Net cash used in financing activities	(171)	(1,162)

Effect of exchange rate changes on cash and cash equivalents	-	(44)
Net decrease in cash and cash equivalents	(643)	(1,952)
Cash and cash equivalents, beginning of period	2,833	7,283
Cash and cash equivalents, end of period	$2,190	$5,331

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$-	$169
Cash paid for interest	$14	$23
Cash paid for operating leases	$269	$238
Right-of-use assets acquired through operating leases	$193	$-
Purchases of equipment through accounts payable and accrued liabilities	$7	$386

See accompanying notes to condensed consolidated financial statements.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation

The interim condensed consolidated financial statements of Psychemedics Corporation (the “Company”) presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2020, included in the Company's 2020 Annual Report on Form 10-K (“10-K”), as filed with the SEC.

The condensed consolidated balance sheet as of March 31, 2021, the condensed consolidated statements of operations and comprehensive income/(loss) for the three-month periods ended March 31, 2021 and 2020, the condensed consolidated statements of shareholders’ equity for the three-month periods ended March 31, 2021 and 2020 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2021 and 2020 are unaudited but, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of results for these interim periods. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three-months ended March 31, 2021 may not be indicative of the results that may be expected for the year ending December 31, 2021, or any other period.

Unless the context requires otherwise, the terms “we”, “us”, “our”, or “the Company” refer to Psychemedics Corporation and its wholly-owned consolidated subsidiaries.

2.	COVID-19 Pandemic

The outbreak of coronavirus (“COVID-19”) which was declared by the World Health Organization to be a pandemic, has impacted, and is expected to continue to impact worldwide economic activity. While our domestic business was deemed an essential business and we have been able to continue to provide services to our customers, COVID-19 has had a significant impact on our entire operations. COVID-19’s effect on the overall economy has had an adverse impact on hiring; which has had a negative impact on both our domestic and international volume.

The Coronavirus Aid, Relieve and Economic Security Act (“CARES”) Act, enacted on March 27, 2020 and the Families First Coronavirus Response Act (“FFCRA”), in each case modified by the Consolidated Appropriations Act enacted in December 2020 (“CAA”), was an emergency economic stimulus package that included spending provisions and tax cuts to strengthen the United States economy and to fund a nationwide effort to curtail the effect of COVID-19. The principal impact of the CARES Act and subsequent legislation was the adoption of the Paycheck Protection Program (“PPP”) described below. The CARES Act, together with subsequent legislation, also provided sweeping tax changes in response to the COVID-19 pandemic, including amendments to certain provisions of the previously enacted Tax Cuts and Jobs Act (“TCJA”). The Company recognized a benefit of $0.8 million for the three months ended March 31, 2021, as a reduction to cost of revenues and operating expenses related to the employee retention credit which was a tax provision in the CARES Act and subsequent legislation. Additionally, the CARES Act allowed the Company to fully carryback the 2020 net operating loss, for a refund of corporate income taxes previously paid. See Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Liquidity and Management’s Plans

At March 31, 2021, the Company’s principal sources of liquidity included approximately $2.2 million of cash on hand. Management currently believes that such funds, together with future operating profits, should be adequate to fund anticipated working capital requirements, including debt obligations, and capital expenditures for at least the next 12 months. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include but are not limited to, issuance of common stock or debt financing, lines of credit, or equipment leasing, although there is no assurance that such financings will be available to the Company on terms it deems acceptable, if at all.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Accounts Receivable

We believe our allowance for credit losses related to our accounts receivable remained adequate as of March 31, 2021, due to the essential nature of our customers business, as well as the diversity of our large customer base. While we anticipate there could be an increase in the aging of our accounts receivable, we do not anticipate a significant increase in default risk.

Risk and Uncertainties

The duration and severity of COVID-19-related potential disruptions involve risks and uncertainties, and it is not possible at this time to estimate the full impact on our business and could adversely affect our estimates, results of operations and financial condition.

To help mitigate potential effects of the pandemic on the Company, there are several safety measures that have been implemented to ensure the safety of our employees as well as maintaining our staff and business continuity. The Company is providing personal protection equipment and implemented policies at our laboratory including temperature checks and physical distancing.

3.	Share-Based Compensation

The Company’s 2006 Incentive Plan (“the Plan”) provides for cash-based awards or the grant or issuance of share-based awards. As of March 31, 2021, 42 thousand shares remained available for future grant under the Plan.

Share-based compensation is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). The compensation cost charged against income is included in cost of revenues and operating expenses as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Share-based compensation related to:
Stock option grants	$145	$124
Restricted Stock Unit awards	72	39
Total share-based compensation	$217	$163

There was no income tax benefit recognized in the condensed consolidated statements of operations and comprehensive income/(loss) for share-based compensation arrangements for the three- months ended March 31, 2021 and 2020.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Stock-Based Compensation (continued)

A summary of the Company’s stock option activity for the three months ended March 31, 2021 is as follows (in thousands except per share amounts):

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Life	Intrinsic
	Shares	Per Share	(years)	Value(1)
Outstanding, December 31, 2020	604	$14.31	7.0	$-
Granted	-
Exercised	-			$-
Forfeited	(29)	$3.47
Outstanding, March 31, 2021	575	$14.26	6.8	$-

Exercisable, March 31, 2021	424	$14.55	6.4	$72

(1)	Intrinsic value is calculated based on the amount by which the closing market value of the Company’s stock exceeded the exercise price of the underlying options, multiplied by the number of shares.

A summary of the Company’s stock unit award (“SUA”) activity for the three months ended March 31, 2021 is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted Average Price per Share (2)	Weighted Average Fair Value (2)

Outstanding & Unvested, December 31, 2020	166	$4.50	$745
Granted	3	$6.40	$19
Converted to common stock	-	-	$-
Cancelled	-	-	$-
Forfeited	-	-	$-
Outstanding & Unvested, March 31, 2021	169	$4.54	$768

(2)	Weighted average price per share is the weighted grant price based on the closing market price of each of the stock grants related to each grant of stock unit awards. The weighted average fair value is the weighted average share price times the number of shares.

As of March 31, 2021, a total of 790 thousand shares of common stock were reserved for issuance under the Plan. As of March 31, 2021, the unamortized fair value of awards relating to outstanding SUAs and options was $966 thousand, which is expected to be amortized over a weighted average period of 2.9 years.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (or loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (or loss) by the weighted average number of common and dilutive common equivalent shares outstanding during the period when the effect is dilutive. The number of dilutive common equivalent shares outstanding during the period was determined in accordance with the treasury-stock method. Common equivalent shares consisted of common stock issuable upon the exercise of outstanding options and common stock issuable upon the vesting of outstanding, unvested SUAs. Basic and diluted weighted average common shares outstanding for the three months ended March 31, 2021and 2020 were as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Weighted average common shares outstanding, basic	5,537	5,517
Dilutive common equivalent shares	107	-
Weighted average common shares outstanding, diluted	5,644	5,517

The computation of diluted earnings (loss) per share for the three months ended March 31, 2021and 2020 excludes the effect of the potential exercise of stock awards, including stock options, when the effect is anti-dilutive. For the three months ended March 31, 2021, the number of anti-dilutive stock awards excluded from diluted earnings (loss) per share was approximately 568 thousand.

5.	Commitments and Contingencies

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. While the ultimate outcome of individual legal claims is inherently unpredictable, we believe that the final resolution of any pending actions will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	Operating Leases

The Company has five operating leases for office and laboratory space used to conduct business. The exercise of lease renewal options is at our discretion and there are no renewals to extend the lease terms included in our Right-Of-Use (“ROU”) assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options and when they are reasonably certain of exercise. As most of the Company’s leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at the lease commencement date in determining the net present value of the lease payments.

As of March 31, 2021, the Company recognized a Right-Of-Use (“ROU”) asset of $4.3 million and an operating lease liability of $4.7 million based on the present value of the minimum rental payments as a result of adoption of ASC Topic 842. The weighted average discount rate used for leases as of March 31, 2021 is 3.9%. The weighted average lease term as of March 31, 2021 is 4.8 years. The operating lease expense for the three months ended March 31, 2021 and 2020 was $268 thousand and $306 thousand, respectively.

Maturities and balance sheet presentation of the Company’s lease liabilities for all operating leases as of March 31, 2021is as follows (in thousands):

2021	$828
2022	1,129
2023	1,120
2024	1,034
2025	592
2026	460
Total Lease Payments	5,163
Less: Interest expense	(443)
Present value of lease liabilities	$4,720

Current operating lease liabilities	$963
Long-term operating lease liabilities	3,757
$4,720

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	Debt and Other Financing Arrangements

On March 20, 2014, the Company entered into an equipment financing arrangement (“Loan Agreement”) with Banc of America Leasing & Capital, which it amended on August 8, 2014, September 15, 2015, October 30, 2017, and December 2, 2019. The terms of the arrangement are detailed in the Form 10-K for the year ended December 31, 2020.

The weighted average interest rate on outstanding debt under the Loan Agreement was 3.2% for the three months ended March 31, 2021. The interest expense was $14 thousand and $25 thousand for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the weighted average interest rate was 2.2% and there was $1.8 million of outstanding debt related under the loan agreement. The Company was in compliance with all loan covenants as of March 31, 2021.

The annual principal repayment requirements for debt obligations as of March 31, 2021were as follows (in thousands):

2021	$517
2022	664
2023	294
2024	305
Long-term debt from equipment financing	1,780
Less: Current portion of long-term debt	(691)
Long-term debt from equipment financing, net of current portion	1,089
PPP Loan	2,181
Total long-term debt, net of current portion	$3,270

On May 1, 2020, the Company entered into a term loan with Bank of America N.A. under the PPP administered by the United States Small Business Administration (“SBA”) under the CARES Act. The principal amount of the loan was $2,181,157, which is evidenced by a promissory note with a maturity date of May 4, 2022. The note bears interest on the unpaid balance at the rate of one percent (1%) per annum. The Company is in the process of applying for loan forgiveness with the SBA and expects a final approval in 2021.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	Revenue

The table below disaggregates our external revenue by major source (in thousands). For additional revenue detail relating to geographic breakdown of sales, see Note 9 – “Business Segment Reporting”.

	Three Months Ended
	March 31,
	2021	2020
Testing	$5,049	$6,833
Shipping/Collection (hair)	615	660
Other	49	44
Total Revenue	$5,713	$7,537

9.	Business Segment Reporting

The Company manages its operations as one segment, drug testing services. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment. All Brazil sales are through one independent distributor. The Company’s revenues by geographic region are as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Consolidated Revenue:
United States	$5,393	$6,341
Brazil	140	1,063
Other	180	133
Total revenue	$5,713	$7,537

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	Significant Customers

The Company had no customers that represented over 10% of revenue during the three months ended March 31, 2021. One customer represented 14% of revenue for the three months ended March 31, 2020. The Company had one customer that represented 15% of the total accounts receivable balance as of March 31, 2021. The Company had no customers that represented greater than 10% of the total accounts receivable balance as of December 31, 2020.

11.	Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in ASU Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASU Topic 740 by clarifying and amending existing guidance. The amendments in this update are effective for interim and annual periods for the Company beginning after December 15, 2020, with early adoption permitted. The Standard may be adopted using the prospective or retrospective transition approach and could be applied to a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year adoption. The Company adopted ASU 2019-12 as of January 1, 2021 with no material impact to the Company’s consolidated financial statements.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company or statements made by its employees may contain forward-looking information that involves risks and uncertainties. In particular, statements contained in this report that are not historical facts (including but not limited to statements concerning earnings, earnings per share, revenues, cash flows, dividends, future business, growth opportunities, profitability, pricing, new accounts, customer base, market share, test volume, sales and marketing strategies, market demand for drug testing services in Brazil, U.S. and foreign drug testing laws and regulations, including, without limitation, Brazilian professional driver drug testing requirements, required investments in plant, equipment and people and new test development, the effect of the COVID- 19 pandemic on our business, including its effects on our business and profitability, and on the well-being and availability of our employees, the continued operation of our testing facilities and loan forgiveness under the PPP program) may be “forward looking” statements. Actual results may differ from those stated in any forward-looking statements. Factors that may cause such differences include but are not limited to risks associated with the severity of the COVID-19 pandemic, and its impact on the Company’s markets, including its impact on the Company’s customers, suppliers and employees, as well as its risk on the United States and worldwide economies, the timing, scope and effectiveness of further governmental, regulatory, fiscal monetary and public health responses to the COVID-19 pandemic, compliance by the Company with repayment forgiveness requirements under the PPP, changes in U.S. and foreign government regulations, including but not limited to FDA regulations, changes in Brazilian laws and regulations and proposed laws and regulations and the implementation of such laws and regulations, currency risks, R&D spending, competition (including, without limitation, competition from other companies pursuing the same growth opportunities), the Company’s ability to maintain its reputation and brand image, the ability of the Company to achieve its business plans, cost controls, leveraging of its global operating platform, risks of information technology system failures and data security breaches, the uncertain global economy, the Company’s ability to attract, develop and retain executives and other qualified employees and independent contractors, including distributors, the Company’s ability to obtain and protect intellectual property rights, litigation risks, general economic conditions With respect to the continued payment of cash dividends, factors include, but are not limited to, all of the factors listed above with respect to the impact of the COVID-19 pandemic on the our business generally, plus cash flows, available surplus, capital expenditure reserves required, debt service obligations, regulatory requirements and other factors that the Board of Directors of the Company may take into account.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent the Company’s estimates and assumptions only as of the filing date of this Report. The Company expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the filing date of this Report, in order to reflect changes in circumstances or expectations, or the occurrence of unanticipated events, except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” set forth in Part I Item 1A of the 10-K for the year ended December 31, 2020, as well as the risks and uncertainties discussed elsewhere in this Report. The Company qualifies all of its forward-looking statements by these cautionary statements. The Company cautions you that these risks are not exhaustive. The Company operates in a continually changing business environment and new risks emerge from time to time.

OVERVIEW

Revenue for the first quarter of 2021 was $5.7 million compared to $7.5 million in 2020, a decrease of 24%. The Company reported a net income of $0.1 million, or $0.01 per diluted share for the three months ended March 31, 2021 versus net loss of $0.2 million, or ($0.03) per diluted share for the same period in 2020. Revenue decrease for the quarter were attributed to a reduction of international and domestic sales volume, primarily as a result of the coronavirus pandemic (“COVID-19”) and slower new job creation. Earnings increase was primarily driven by a refundable retention tax credit. Under the provisions of the CARES Act, we became entitled to a refundable retention tax credit against a certain amount of payroll taxes otherwise payable by us as an employer, subject to certain criteria. Accordingly, we recorded a $0.8 million employee retention tax credit during the three months ended March 31, 2021, which is included in cost of revenues and operating expenses in the statements of operations and comprehensive income/(loss).

RESULTS OF OPERATIONS

Revenue: Decreased 24% for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to a 36% decrease in volume resulting from COVID-19, both domestically and internationally, offset by a 12% increase in average revenue per sample. For the same period, domestic revenues decreased $0.9 million (15%) and international revenues decreased $0.9 million (73%). The Company’s domestic revenues were impacted by the shut-down of the economy due to COVID-19, with some lesser impact in safety sensitive industries. In March 2020, we experienced a material decline in testing volumes due to COVID-19. During third quarter of 2020, we began to experience a recovery in base testing volume, which continued in the fourth quarter of 2020 and first quarter of 2021. For the first quarter of 2021, our domestic testing volume was 14% below comparable period in 2020. The international revenue decline was primarily from Brazil testing volume. The decline was expected due to the continued declining economic Brazilian market.

Gross profit: The Company had a gross profit of $2.6 million for the three months ended March 31, 2021, compared to $2.7 million for the same period in 2020. Direct costs decreased by $1.7 million or 35% for the three months ended March 31, 2021 compared to the same period in 2020. The gross profit margin for the three-month period ended March 31, 2021 was 45%, compared to 36% for the comparable period in 2020. The increase in gross profit margin was due to employee retention tax credits and lower personnel related costs offset by lower sales volume as noted above.

General and administrative (“G&A”) expenses: No change for the three months ended March 31, 2021, compared for the same period in 2020. The Company had G&A expenses of $1.5 million for three months ended March 31, 2021 and 2020, respectively. As a percentage of revenue, G&A expenses were 27% and 20% for the three months ended March 31, 2021and 2020, respectively.

Marketing and selling expenses: Decreased 42% or $0.5 million to $0.6 million for the three months ended March 31, 2021compared to $1.1 million for the same period in 2020. Total marketing and selling expenses represented 11% and 15% of revenue for the three months ended March 31, 2021and 2020, respectively. Expenses were primarily reduced from personnel and related costs (including less travel).

Research and development (“R&D”) expenses: For the three months ended March 31, 2021and 2020 were $0.3 million and $0.3 million, respectively. R&D expenses represented 5% and 4% of revenue for the three months ended March 31, 2021and 2020, respectively.

Provision for income taxes: Our provision for income taxes consisted primarily of federal and state income taxes in the United Sates. We estimate income taxes in each of the jurisdictions in which we operate. During the three months ended March 31, 2021, the Company recorded a tax provision of $20 thousand (effective tax rate of 20%). During the three months ended March 31, 2020, the Company recorded a tax benefit of $156 thousand (tax benefit rate of 50%).

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2021, the Company had approximately $2.2 million of cash and cash equivalents and $6.3 million of working capital. This includes $2.5 million of income tax receivables which the Company expects to receive by the end of the fourth quarter of 2021. The Company's operating activities used $0.4 million of cash for the three months ended March 31, 2021. Investing activities used $0.1 million of cash while financing activities used $0.2 million of cash during the three months ended March 31, 2021.

Cash used in operating activities of $0.4 million reflected net income of approximately $0.1 million adjusted for depreciation and amortization of $0.7 million, ROU asset amortization of $0.2 million and stock-based compensation of $0.2 million. This was also affected by an increase in current assets of $1.7 million and was partially offset by an increase in accounts payable, operating lease liabilities and accrued expenses of $0.05 million.

Cash used in investing activities of $0.1 million consisted primarily of costs related to internally developed software. We anticipate spending less than $1.0 million in additional capital purchases for the remainder of 2021.

Cash used in financing activities of $0.2 million consisted entirely of payments on equipment financing.

Contractual obligations and other commercial commitments as of March 31, 2021 include operating lease commitments and outstanding debt, described in Notes 6 and 7, respectively of the Notes to Condensed Consolidated Financial Statements.

At March 31, 2021, the Company's principal sources of liquidity included $6.5 million of working capital, including $2.2 million of cash on hand. There was $5.7 million of working capital as of December 31, 2020. On May 4, 2020, the Company borrowed approximately $2.2 million from Bank of America, N.A., pursuant to the PPP, established under the CARES Act. The PPP Loan is subject to forgiveness under the PPP upon the Company’s request to the extent that the proceeds are used to pay expenses permitted by the PPP.

On November 6, 2020, the Company applied for forgiveness of the entire amount due on the loan. The application and recommendation from Bank of America, N.A., has been provided to the SBA. Notwithstanding our application for loan forgiveness, we are unable to predict the actual amount of loan forgiveness the SBA will approve. The decision from the SBA is expected in second quarter of 2021. As of March 31, 2021, we had approximately $2.2 million outstanding under the PPP Loan.

While management currently believes that its existing funds and quarterly cash flow from operations should be adequate to fund the Company’s business for the next 12 months, economic conditions related to COVID-19 are expected to continue to adversely affect the Company’s operating results and cash flows. As a result, the Company has temporarily suspended its quarterly dividend in an effort to prioritize the Company’s liquidity and balance sheet.

Item 4. Controls and Procedures

As of the end of the period covered by this report (the “evaluation date”) the Company’s management under the supervision and with the participation of the Company’s Chief Executive Officer and Vice President, Controller, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act. Based upon that evaluation, the Chief Executive Officer and Vice President, Controller concluded as of the evaluation date, that the Company’s disclosure controls and procedures were effective for ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that its disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

There has been no significant change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A. Risk Factors

Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2020 includes a discussion of our risk factors. There have been no material changes in the risk factors described in such report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of treasury stock in the first three months of 2021.

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

Psychemedics Corporation

Date: May 13, 2021	By:	/s/ Raymond C. Kubacki
Raymond C. Kubacki
Chairman and Chief Executive Officer
(principal executive officer)

Date: May 13, 2021	By:	/s/ Andrew P. Limbek
Andrew P. Limbek
Vice President, Controller
(principal accounting officer)

