Form 10-Q
period 2021-06-30
PSYCHEMEDICS CORP
filed 2021-08-12
CIK 806517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See Rule 12b-2 of the Exchange Act.

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

The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at August 9, 2021 was 5,542,232.

PSYCHEMEDICS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(UNAUDITED)

	June 30,	December 31,
	2021	2020

ASSETS
Current Assets:
Cash	$2,651	$2,833
Accounts receivable, net of allowance for doubtful accounts of $65 in 2021 and $37 in 2020	3,971	3,356
Prepaid expenses and other current assets	2,575	914
Income tax receivable	2,539	2,495

Total Current Assets	11,736	9,598

Fixed assets, net of accumulated amortization and depreciation of $18,259 at June 30, 2021 and $16,937 at December 31, 2020	7,993	9,231
Other assets	849	888
Operating lease right-of-use assets	4,009	4,286

Total Assets	$24,587	$24,003

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$1,100	$577
Accrued expenses	1,890	1,801
Current portion of long-term debt	693	688
Current portion of operating lease liabilities	965	875

Total Current Liabilities	4,648	3,941

Long-term debt	3,096	3,444
Deferred tax liabilities, long-term	238	211
Long-term portion of operating lease liabilities	3,490	3,895
Total Liabilities	11,472	11,491

Commitments and Contingencies (Note 5)

Shareholders' Equity:
Preferred stock, $0.005 par value, 873 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.005 par value; 50,000 shares authorized, 6,209 shares and 6,205 shares issued at June 30, 2021, and December 31, 2020, respectively, and 5,541 shares outstanding and 5,537 shares outstanding at June 30, 2021 and December 31, 2020, respectively	31	31
Additional paid-in capital	33,189	32,803
Accumulated deficit	(8,389)	(8,606)
Less - Treasury stock, at cost, 668 shares	(10,082)	(10,082)
Accumulated other comprehensive loss	(1,634)	(1,634)

Total Shareholders' Equity	13,115	12,512

Total Liabilities and Shareholders' Equity	$24,587	$24,003

See accompanying notes to condensed consolidated financial statements.

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(in thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues	$6,087	$3,314	$11,800	$10,851
Cost of revenues	3,651	3,566	6,796	8,375

Gross profit (loss)	2,436	(252)	5,004	2,476

Operating Expenses:
General & administrative	1,280	1,853	2,809	3,386
Marketing & selling	656	856	1,298	1,962
Research & development	293	345	573	676

Total Operating Expenses	2,229	3,054	4,680	6,024

Operating income (loss)	207	(3,306)	324	(3,548)
Other expense	-	(39)	(14)	(112)

Income (loss) before provision for (benefit from) income taxes	207	(3,345)	310	(3,660)

Provision for (benefit from) income taxes	73	(1,295)	93	(1,451)

Net income (loss)	$134	$(2,050)	$217	$(2,209)

Other Comprehensive Income (Loss):
Foreign currency translation	-	13	-	(10)
Total comprehensive income (loss)	$134	$(2,037)	$217	$(2,219)

Basic net income (loss) per share	$0.02	$(0.37)	$0.04	$(0.40)

Diluted net income (loss) per share	$0.02	$(0.37)	$0.04	$(0.40)

Dividends declared per share	$-	$-	$-	$0.18

See accompanying notes to condensed consolidated financial statements.

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)

(UNAUDITED)

For the Three Months Ended June 30, 2021

	Common Stock, $0.005 par value						Accumulated
	Common		Additional				Other
	Shares	Common	Paid-In	Treasury Stock		Accumulated	Comprehensive
	Outstanding	Stock	Capital	Shares	Cost	Deficit	Loss	Total
BALANCE, March 31, 2021	6,205	$31	$33,020	668	$(10,082)	$(8,523)	$(1,634)	$12,812
Shares issued – vested	4	-	-	-	-	-	-	-
Stock compensation expense	-	-	169	-	-	-	-	169
Net income	-	-	-	-	-	134	-	134
BALANCE, June 30, 2021	6,209	$31	$33,189	668	$(10,082)	$(8,389)	$(1,634)	$13,115

For the Six Months Ended June 30, 2021

	Common Stock, $0.005 par value						Accumulated
	Common		Additional				Other
	Shares	Common	Paid-In	Treasury Stock		Accumulated	Comprehensive
	Outstanding	Stock	Capital	Shares	Cost	Deficit	Loss	Total
BALANCE, December 31, 2020	6,205	$31	$32,803	668	$(10,082)	$(8,606)	$(1,634)	$12,512
Shares issued – vested	4	-	-	-	-	-	-	-
Stock compensation expense	-	-	386	-	-	-	-	386
Net income	-	-	-	-	-	217	-	217
BALANCE, June 30, 2021	6,209	$31	$33,189	668	$(10,082)	$(8,389)	$(1,634)	$13,115

For the Three Months Ended June 30, 2020

	Common Stock, $0.005 par value						Accumulated
	Common		Additional				Other
	Shares	Common	Paid-In	Treasury Stock		Accumulated	Comprehensive
	Outstanding	Stock	Capital	Shares	Cost	Deficit	Loss	Total
BALANCE, March 31, 2020	6,185	$31	$32,412	668	$(10,082)	$(4,906)	$(1,647)	$15,808
Shares issued – vested	10	-	-	-	-	-	-	-
Tax withholding from employee stock plans	-	-	(8)	-	-	-	-	(8)
Stock compensation expense	-	-	160	-	-	-	-	160
Net loss	-	-	-	-	-	(2,050)	-	(2,050)
Foreign currency translation, net of taxes	-	-	-	-	-	-	14	14
BALANCE, June 30, 2020	6,195	$31	$32,564	668	$(10,082)	$(6,956)	$(1,633)	$13,924

For the Six Months Ended June 30, 2020

	Common Stock, $0.005 par value						Accumulated
	Common		Additional				Other
	Shares	Common	Paid-In	Treasury Stock		Accumulated	Comprehensive
	Outstanding	Stock	Capital	Shares	Cost	Deficit	Loss	Total
BALANCE, December 31, 2019	6,185	$31	$32,249	668	$(10,082)	$(3,754)	$(1,624)	$16,820
Shares issued – vested	10	-	-	-	-	-	-	-
Tax withholding from employee stock plans	-	-	(8)	-	-	-	-	(8)
Stock compensation expense	-	-	323	-	-	-	-	323
Cash dividends ($0.18 per share)	-	-	-	-	-	(993)	-	(993)
Net loss	-	-	-	-	-	(2,209)	-	(2,209)
Foreign currency translation, net of taxes	-	-	-	-	-	-	(9)	(9)
BALANCE, June 30, 2020	6,195	$31	$32,564	668	$(10,082)	$(6,956)	$(1,633)	$13,924

See accompanying notes to condensed consolidated financial statements.

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Six Months Ended
	June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$217	$(2,209)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,353	1,288
ROU asset amortization	470	493
Deferred income taxes	27	(74)
Loss on sale of fixed assets	-	94
Stock-based compensation	386	323
Changes in operating assets and liabilities:
Accounts receivable	(615)	1,220
Prepaid expenses and other current assets	(1,661)	(190)
Income tax receivable	(44)	(1,544)
Accounts payable	523	(556)
Operating lease liabilities	(508)	(490)
Accrued expenses	89	(2,084)
Net cash provided by (used in) operating activities	237	(3,729)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	-	140
Purchases of equipment and leasehold improvements	(14)	(675)
Cost of internally developed software	(70)	(135)
Other assets	8	(7)
Net cash used in investing activities	(76)	(677)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of tax withholding	-	(8)
Proceeds from PPP Loan	-	2,181
Payments of equipment financing	(343)	(338)
Cash dividends paid	-	(993)
Net cash (used in) provided by financing activities	(343)	842

Effect of exchange rate changes on cash	-	(47)
Net decrease in cash	(182)	(3,611)
Cash, beginning of period	2,833	7,283
Cash, end of period	$2,651	$3,672

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$-	$229
Cash paid for interest	$28	$43
Cash paid for operating leases	$575	$519
Right-of-use assets acquired through operating leases	$193	$2,346
Purchases of equipment through accounts payable and accrued liabilities	$-	$193

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

The condensed consolidated balance sheet as of June 30, 2021, the condensed consolidated statements of operations and comprehensive income/(loss) for the three and six months ended June 30, 2021 and 2020, the condensed consolidated statements of shareholders’ equity for the six months ended June 30, 2021 and 2020 and the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of results for these interim periods. The condensed consolidated balance sheet as of December 31, 2020, has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm, but does not include all of the information and footnotes required for complete annual financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended June 30, 2021, may not be indicative of the results that may be expected for the year ending December 31, 2021, or any other period.

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

The Coronavirus Aid, Relieve and Economic Security Act (“CARES”) Act, enacted on March 27, 2020, and the Families First Coronavirus Response Act (“FFCRA”), in each case

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. COVID-19 Pandemic (continued)

modified by the Consolidated Appropriations Act (“CAA”) enacted in December 2020, was an emergency economic stimulus package that included spending provisions and tax cuts to strengthen the United States economy and to fund a nationwide effort to curtail the effect of COVID-19. The principal impact of the CARES Act and subsequent legislation was the adoption of the Paycheck Protection Program (“PPP”) described below. The CARES Act, together with subsequent legislation, also provided sweeping tax changes in response to the COVID-19 pandemic, including amendments to certain provisions of the previously enacted Tax Cuts and Jobs Act (“TCJA”). The Company recognized a benefit of $0.8 million and $1.6 million for the three and six months ended June 30, 2021, as a reduction to cost of revenues and operating expenses related to the employee retention credit which was a tax provision in the CARES Act and subsequent legislation. Additionally, the CARES Act allowed the Company to fully carryback the 2020 net operating loss, for a refund of corporate income taxes previously paid.  See Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Liquidity and Management’s Plans

At June 30, 2021, the Company’s principal sources of liquidity included approximately $2.7 million of cash. Management currently believes that such funds, together with future operating profits, which are expected to be positively impacted by employee retention credit provisions of the CAA, and the effect of the full forgiveness of the PPP loan (the “PPP Loan” – see Note 12 – “Subsequent Events”), should be adequate to fund anticipated working capital requirements, including equipment financing obligations, and capital expenditures for at least the next 12 months. Furthermore, depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include but are not limited to, issuance of common stock, debt financing, lines of credit, or equipment leasing, although there is no assurance that such financings will be available to the Company on terms it deems acceptable, if at all.

Accounts Receivable

The Company believes its allowance for credit losses related to its accounts receivable remained adequate as of June 30, 2021, due to the essential nature of its customers business, as well as the diversity of its large customer base. While the Company anticipates there could be an increase in the aging of its accounts receivable, the Company does not anticipate a significant increase in default risk.

Risk and Uncertainties

The duration and severity of COVID-19-related potential disruptions involve risks and uncertainties, and it is not possible at this time to estimate the full impact on the Company’s business and could adversely affect our estimates, results of operations and financial condition.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. Stock-Based Compensation

The Company’s 2006 Incentive Plan (“the Plan”) provides for cash-based awards or the grant or issuance of stock-based awards. As of December 31, 2020, 45 thousand shares were then available for future grant under the Plan. At the 2021 Annual Meeting, an additional 350 thousand shares were approved for future grant under the Plan. As of June 30, 2022, 276 thousand shares remained available for future grant under the Plan.

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). The compensation cost charged against income is included in cost of revenues and operating expenses as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock-based compensation related to:
Stock option grants	$77	$126	$221	$250
Stock unit awards	92	34	165	73
Total stock-based compensation	$169	$160	$386	$323

There was no income tax benefit recognized in the condensed consolidated statements of operations and comprehensive income/(loss) for stock-based compensation arrangements for the three and six months ended June 30, 2021, and 2020.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. Stock-Based Compensation (continued)

A summary of the Company’s stock option activity for the six months ended June 30, 2021, is as follows (in thousands except per share amounts):

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Life	Intrinsic
	Shares	Per Share	(years)	Value (1)
Outstanding, December 31, 2020	604	$14.31	7.0	$-
Granted	-
Exercised	-			$-
Forfeited	(29)	$3.47
Outstanding, June 30, 2021	575	$14.23	6.6	$98

Exercisable, June 30, 2021	464	$15.12	6.2	$-

(1)	Intrinsic value is calculated based on the amount by which the closing market value of the Company’s stock exceeded the exercise price of the underlying options, multiplied by the number of shares.

A summary of the Company’s stock unit award (“SUA”) activity for the six months ended June 30, 2021, is as follows (in thousands except per share amounts):

	Number of Shares	Weighted Average Price per Share (2)	Weighted Average Fair Value (2)

Outstanding & Unvested, December 31, 2020	166	$4.50	$747
Granted	119	$6.55	$779
Converted to common stock	(4)	$10.60	$(42)
Cancelled	-	-	$-
Forfeited	-	-	$-
Outstanding & Unvested, June 30, 2021	281	$5.28	$1,484

(2)

Weighted average price per share is the weighted grant price based on the closing market price of each of the stock grants related to each grant of stock unit awards. The weighted average fair value is the weighted average share price times the number of shares.

As of June 30, 2021, 901 thousand shares of common stock were reserved for issuance under the Plan. As of June 30, 2021, the unamortized fair value of awards relating to outstanding SUAs and options was $1.6 million, which is expected to be amortized over a weighted average period of 3.3 years.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (or loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (or loss) by the weighted average number of common and dilutive common equivalent shares outstanding during the period when the effect is dilutive. The number of dilutive common equivalent shares outstanding during the period was determined in accordance with the treasury-stock method. Common equivalent shares consisted of common stock issuable upon the exercise of outstanding options and common stock issuable upon the vesting of outstanding, unvested SUAs. Basic and diluted weighted average common shares outstanding for the three and six months ended June 30, 2021, and 2020 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Weighted average common shares outstanding, basic	5,539	5,523	5,538	5,520
Dilutive common equivalent shares	88	-	83	-
Weighted average common shares outstanding, diluted	5,627	5,523	5,621	5,520

The computation of diluted earnings (loss) per share for the three and six months ended June 30, 2021, and 2020 excludes the effect of the potential exercise of stock awards, including stock options, when the effect is anti-dilutive. For the three and six months ended June 30, 2021, the number of antidilutive stock awards excluded from diluted earnings per share was 550 thousand.

5. Commitments and Contingencies

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. While the ultimate outcome of individual legal claims is inherently unpredictable, we believe that the final resolution of any pending actions will not have a material adverse effect on our results of operations, financial position, liquidity, or capital resources.

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

As of June 30, 2021, the Company recognized a Right-Of-Use (“ROU”) asset of $4.0 million and an operating lease liability of $4.5 million based on the present value of the minimum rental payments as a result of adoption of ASC Topic 842. The weighted average discount rate used for leases as of June 30, 2021, is 3.9%. The weighted average lease term as of June 30, 2021, is 4.5 years. The operating lease expense for the three and six months ended June 30, 2021, was $269 thousand and $538 thousand, respectively.

Maturities and balance sheet presentation of the Company’s lease liabilities for all operating leases as of June 30, 2021, is as follows (in thousands):

July 1, 2021, through December 31, 2021	532
2022	1,117
2023	1,118
2024	1,034
2025	592
2026	460
Total Lease Payments	4,853
Less: Interest expense	(398)
Present value of lease liabilities	$4,455

Current operating lease liabilities	$965
Long-term operating lease liabilities	3,490
$4,455

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

The weighted average interest rate on outstanding debt under the Loan Agreement was 3.4% and 3.4% for the three and six months ended June 30, 2021. The interest expense was $13 thousand and $27 thousand for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, the weighted average interest rate was 3.1% and there was $1.6 million of outstanding debt related under the loan agreement. The Company was in compliance with all loan covenants as of June 30, 2021.

On May 1, 2020, the Company entered into a term loan with Bank of America N.A. under the PPP administered by the United States Small Business Administration (“SBA”) under the CARES Act. The principal amount of the loan was $2,181,157, which was evidenced by a promissory note with a maturity date of May 4, 2022. The note bore interest on the unpaid balance at the rate of one percent (1%) per annum. In July 2021, the PPP Loan was 100% forgiven by the SBA (see Note 12 – “Subsequent Events” and the Company’s Current Report on Form 8-K filed on July 20, 2021).

The annual principal repayment requirements for debt obligations as of June 30, 2021, were as follows (in thousands):

2021	$345
2022	664
2023	294
2024	305
Long-term debt from equipment financing	1,608
Less: Current portion of long-term debt	(693)
Long-term debt from equipment financing, net of current portion	915
PPP Loan	2,181
Total long-term debt, net of current portion	$3,096

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. Revenue

The table below disaggregates our external revenue by major source (in thousands).  For additional revenue detail relating to geographic breakdown of sales, see Note 9 – “Business Segment Reporting”.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Testing	$5,367	$2,941	$10,416	$9,774
Shipping/Collection (hair)	680	353	1,295	1,013
Other	40	20	89	64
Total Revenue	$6,087	$3,314	$11,800	$10,851

9. Business Segment Reporting

The Company manages its operations as one segment, drug testing services. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment. All Brazil sales are through one independent distributor. The Company’s revenues by geographic region are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Consolidated Revenue:
United States	$5,609	$3,125	$11,002	$9,466
Brazil	320	164	460	1,145
Other	158	25	338	240
Total Revenue	$6,087	$3,314	$11,800	$10,851

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. Significant Customers

The Company had no customers that represented over 10% of revenue during the six months ended June 30, 2021. The Company had one customer that represented 11% of revenue for the six months ended June 30, 2020. The Company had one customer that represented 12% of the total accounts receivable balance as of June 30, 2021. The Company had no customers that represented greater than 10% of the total accounts receivable balance as of December 31, 2020.

11. Recently Adopted Accounting Pronouncements

December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in ASU Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASU Topic 740 by clarifying and amending existing guidance. The amendments in this update are effective for interim and annual periods for the Company beginning after December 15, 2020, with early adoption permitted. The Standard may be adopted using the prospective or retrospective transition approach and could be applied to a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year adoption. The Company adopted ASU 2019-12 as of January 1, 2021, with no material impact to the Company’s consolidated financial statements.

12. Subsequent Events

In July 2021, the outstanding principal and accrued interest for the PPP Loan was forgiven in full by the SBA.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company or statements made by its employees may contain forward-looking information that involves risks and uncertainties. In particular, statements contained in this report that are not historical facts (including but not limited to statements concerning earnings, earnings per share, revenues, cash flows, dividends, future business, growth opportunities, profitability, pricing, new accounts, customer base, market share, test volume, sales and marketing strategies, market demand for drug testing services in Brazil, U.S. and foreign drug testing laws and regulations, including, without limitation, Brazilian professional driver drug testing requirements, required investments in plant, equipment and people and new test development, the effect of the COVID- 19 pandemic on our business, including its effects on our business and profitability, and on the well-being and availability of our employees, and the continued operation of our testing facilities) may be “forward looking” statements. Actual results may differ from those stated in any forward-looking statements. Factors that may cause such differences include but are not limited to risks associated with the severity of the COVID-19 pandemic, and its impact on the Company’s markets, including its impact on the Company’s customers, suppliers and employees, as well as its risk on the United States and worldwide economies, the timing, scope and effectiveness of further governmental, regulatory, fiscal monetary and public health responses to the COVID-19 pandemic, changes in U.S. and foreign government regulations, including but not limited to FDA regulations, changes in Brazilian laws and regulations and proposed laws and regulations and the implementation of such laws and regulations, currency risks, R&D spending, competition (including, without limitation, competition from other companies pursuing the same growth opportunities), the Company’s ability to maintain its reputation and brand image, the ability of the Company to achieve its business plans, cost controls, leveraging of its global operating platform, risks of information technology system failures and data security breaches, the uncertain global economy, the Company’s ability to attract, develop and retain executives and other qualified employees and independent contractors, including distributors, the Company’s ability to obtain and protect intellectual property rights, litigation risks, general economic conditions With respect to the continued payment of cash dividends, factors include, but are not limited to, all of the factors listed above with respect to the impact of the COVID-19 pandemic on the our business generally, plus cash flows, available surplus, capital expenditure reserves required, debt service obligations, regulatory requirements and other factors that the Board of Directors of the Company may take into account.

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

OVERVIEW

Revenue for the second quarter of 2021 was $6.1 million compared to $3.3 million in 2020, an increase of 85%. The Company reported net income of $0.1 million, or $0.02 per diluted share for the three months ended June 30, 2021, versus a net loss of $2.1 million, or ($0.37) per diluted share for the same period in 2020. Revenue and earnings increase for the quarter was attributed primarily to an increase of both domestic and international sales volume and a refundable employee retention tax credit. The refundable employee retention tax credit for the three and six months ended June 30, 2021, was $0.8 million and $1.6 million, respectively. Revenue for the six months ended June 30, 2021, and 2020 was $11.8 million and $10.9 million, respectively, an increase of 8%. The Company had net income for the six months ended June 30, 2021, of $0.2 million versus net loss for the six months ended June 30, 2020, of $2.2 million. The Company did not pay any cash dividends to its shareholders in the six months ended June 30, 2021. This is compared to cash dividends paid of $0.18 per share during the six-month period ended June 30, 2020.

RESULTS OF OPERATIONS

Revenue increased 84% for the three months ended June 30, 2021, compared to the same period in 2020, primarily due to a 95% increase in total volume, as 2020 results were adversely impacted by the COVID-19 outbreak, offset by a 11% decrease in average revenue per sample resulting from a greater mix of international volumes. For the same period, domestic revenues increased $2.5 million (80%) and international revenues increased $0.3 million (153%). For the six months ended June 2021, revenue increased 9%, primarily due to an increase in domestic volume. For the same period, domestic revenues increased $1.5 million (16%) and international revenues decreased $0.6 million (42%). The Company’s domestic revenues increase was impacted by overall stronger job creation and people returning to the workforce. The international revenue decline was primarily from lower Brazil testing volume.

Gross profit (loss): The Company had a $2.4 million gross profit for the three months ended June 30, 2021, compared to a ($252) thousand gross loss for the same period in 2020. Cost of revenues increased by $0.1 million or 2% for the three months ended June 30, 2021, compared to the same period in 2020. The gross margin was beneficially impacted by higher sales volume and the refundable employee retention tax credit as noted above. Gross profit for the six months ended June 30, 2021, was $5.0 million, an increase of $2.5 million from the comparable period in 2020. Cost of revenues decreased by $1.6 million or 19% for the six months ended June 30, 2021, when compared to the same period in 2020. The gross profit margin for the six-month period ended June 30, 2021, was 42% compared to 23% for the comparable period in 2020.  The gross margin was positively impacted by higher sales volume and the refundable employee retention tax credit noted above.

General and administrative (“G&A”) expenses decreased 31% or $0.6 million to $1.3 million for the three months ended June 30, 2021, compared to $1.9 million for the same period in 2020. As a percentage of revenue, G&A expenses were 21% and 56% for the three months ended June 30, 2021, and 2020, respectively. The decrease in G&A expenses was primarily driven by the absence of certain non-recurring legal fees incurred in 2020 and in addition salary reductions in 2021. G&A expenses were $2.8 million and $3.4 million for the six months ended June 30, 2021, and 2020, respectively. As a percentage of revenue, G&A expenses were 24% and 31% for the six months ended June 30, 2021, and 2020, respectively.

Marketing and selling expenses decreased 23% or $0.2 million to $0.7 million for the three months ended June 30, 2021, compared to $0.9 million for the same period in 2020. Total marketing and selling expenses represented 11% and 26% of revenue for the three months ended June 30, 2021, and 2020, respectively. Expenses were primarily reduced from personnel and related costs (including less travel). Marketing and selling expenses were $1.3 million and $2.0 million for the six months ended June 30, 2021, and 2020, respectively. As a percentage of revenue, marketing and selling expenses were 11% and 18% for the six months ended June 30, 2021, and 2020, respectively.

Research and development (“R&D”) expenses for the three months ended June 30, 2021, and 2020 were $0.3 million and $0.3 million, respectively. R&D expenses represented 5% and 10% of revenue for the three months ended June 30, 2021, and 2020, respectively. R&D expenses were $0.6 million and $0.7 million for the six months ended June 30, 2021, and 2020, respectively. R&D expenses represented 5% and 6% of revenue for the six months ended June 30, 2021, and 2020, respectively.

Provision for income taxes: Our provision for income taxes consisted primarily of federal and state income taxes in the United States. We estimate income taxes in each of the jurisdictions in which we operate. During the three months ended June 30, 2021, the Company recorded a tax provision of $73 thousand (effective tax rate of 35%) and a tax benefit of $1.3 million (effective tax rate of 39%) for the comparative period in 2020. During the six months ended June 30, 2021, the Company recorded a tax provision of $93 thousand (effective tax rate of 30%) and a tax benefit of $1.5 million (effective tax rate of 40%) or the comparative period in 2020.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2021, the Company had approximately $2.7 million of cash and $7.1 million of working capital. The Company's operating activities provided $0.2 million of cash for the six months ended June 30, 2021. Investing activities used $0.1 million of cash while financing activities used $0.3 million of cash during the first six months of 2021.

Cash provided by operating activities of $0.2 million reflected net income of $0.2 million adjusted for depreciation and amortization of $1.4 million, ROU asset amortization of $0.4 million and stock-based compensation of $0.4 million. This was also affected by an increase in current assets of $2.3 million and an increase in accounts payable and accrued expenses of $0.1 million.

Cash used in investing activities of $0.1 million consisted primarily of costs related to internally developed software. We anticipate spending less than $0.8 million in additional capital purchases for the remainder of 2021.

Cash used in financing activities of $0.3 million consisted entirely of payments on equipment financing.

Contractual obligations and other commercial commitments as of June 30, 2021, included operating lease commitments and outstanding debt, described in Notes 6 and 7, respectively of the Notes to Condensed Consolidated Financial Statements.

On May 4, 2020, the Company borrowed approximately $2.2 million from Bank of America, N.A., pursuant to the PPP, established under the CARES Act. In July 2021, the SBA approved the forgiveness of the full amount of the PPP Loan, which included principal and interest of $2.2 million.

While management currently believes that its existing funds and quarterly cash flow from operations should be adequate to fund the Company’s business for at least the next 12 months, economic conditions related to COVID-19 are expected to continue to adversely affect the Company’s operating results and cash flows. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include but are not limited to, issuance of common stock or debt financing, lines of credit, or equipment leasing, although there is no assurance that such financings will be available to the Company on terms it deems acceptable, if at all.

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

PART II OTHER INFORMATION

Item 1A. Risk Factors

Item 1A. of the 10-K includes a discussion of our risk factors, which included a risk related to the PPP Loan. In July 2021, the PPP Loan was 100% forgiven by the SBA (see Note 7 – “Debt and Other Financing Arrangements” and Note 12 – “Subsequent Events” of the Notes to Condensed Consolidated Financial Statements). Except as provided in the preceding sentence, there have been no material changes in the risk factors described in the 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of treasury stock in the first six months of 2021.

Item 5. Other Information

On August 10, 2021, the Company entered into a change in control severance agreement with Andrew Limbek, Vice President, Controller of the Company. Mr. Limbek’s agreement is for a five year term commencing on September 1, 2021. It provides that if, during the five-year term, the Company terminates Mr. Limbek’s employment for any reason other than for Cause (as defined in the agreement), death or disability (as defined in the agreement) or if Mr. Limbek terminates his employment for Good Reason (as defined below), in either case, within twelve months following a Change in Control (as defined in the agreement), he will be entitled to receive Termination Pay (as defined below) for a period of twelve months from the date of such termination. Termination Pay includes average monthly base salary and cash bonus compensation paid or accrued during the twelve month period preceding such termination. Good Reason includes a reduction in Mr. Limbek’s base salary then in effect, or a material decrease in his duties or responsibilities. The agreement also prohibits Mr. Limbek from working for a competitor of the Company or from soliciting employees of the Company during the period he is eligible to receive Termination Pay under the agreement.

The foregoing summary of the change in control severance agreement with Mr. Limbek does not purport to be complete and is qualified in its entirety by reference to his change in control severance agreement which will be filed as an exhibit to the Company’s third quarter report on Form 10-Q.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation

Date: August 12, 2021	By:	/s/ Raymond C. Kubacki
Raymond C. Kubacki
Chairman and Chief Executive Officer
(principal executive officer)

Date: August 12, 2021	By:	/s/ Andrew P. Limbek
Andrew P. Limbek
Vice President, Controller
(principal accounting officer)