Form 10-Q
period 2021-09-30
PSYCHEMEDICS CORP
filed 2021-11-15
CIK 806517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

or

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

The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at November 10, 2021 was 5,542,232.

PSYCHEMEDICS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(UNAUDITED)

	September 30,	December 31,
	2021	2020

ASSETS
Current Assets:
Cash	$1,968	$2,833
Accounts receivable, net of allowance for doubtful accounts of $84 at September 30, 2021 and $37 at December 31, 2020	4,681	3,356
Prepaid expenses and other current assets	2,754	914
Income tax receivable	2,269	2,495

Total Current Assets	11,672	9,598

Fixed assets, net of accumulated amortization and depreciation of $19,024 at September 30, 2021 and $16,937 at December 31, 2020	7,296	9,231
Other assets	883	888
Operating lease right-of-use assets	3,782	4,286

Total Assets	$23,633	$24,003

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$448	$577
Accrued expenses	3,223	1,801
Current portion of long-term debt	696	688
Current portion of operating lease liabilities	975	875

Total Current Liabilities	5,342	3,941

Long-term debt	740	3,444
Deferred tax liabilities, long-term	290	211
Long-term portion of operating lease liabilities	3,234	3,895
Total Liabilities	9,606	11,491

Commitments and Contingencies (Note 5)

Shareholders' Equity:
Preferred stock, $0.005 par value, 873 shares authorized, no shares issued or outstanding	--	--
Common stock, $0.005 par value; 50,000 shares authorized, 6,210 shares and 6,205 shares issued at September 30, 2021, and December 31, 2020, respectively, and 5,542 shares outstanding and 5,537 shares outstanding at September 30, 2021 and December 31, 2020, respectively	31	31
Additional paid-in capital	33,362	32,803
Accumulated deficit	(7,650)	(8,606)
Less - Treasury stock, at cost, 668 shares	(10,082)	(10,082)
Accumulated other comprehensive loss	(1,634)	(1,634)

Total Shareholders' Equity	14,027	12,512

Total Liabilities and Shareholders' Equity	$23,633	$24,003

See accompanying notes to condensed consolidated financial statements.

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(in thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenues	$6,673	$5,174	$18,473	$16,025
Cost of revenues	3,598	4,041	10,394	12,416

Gross profit	3,075	1,133	8,079	3,609

Operating Expenses:
General & administrative	1,329	1,341	4,138	4,727
Marketing & selling	652	896	1,950	2,858
Research & development	244	305	817	981

Total Operating Expenses	2,225	2,542	6,905	8,566

Operating income (loss)	850	(1,409)	1,174	(4,957)

Other Income (Expense):
Gain on forgiveness of PPP loan	2,181	--	2,181	--
Settlement	(2,075)	--	(2,075)	--
Other	(31)	(17)	(44)	(129)

Total Other Income (Expense)	75	(17)	62	(129)

Income (loss) before provision for (benefit from) income taxes	925	(1,426)	1,236	(5,086)

Provision for (benefit from) income taxes	186	(319)	280	(1,770)

Net income (loss)	$739	$(1,107)	$956	$(3,316)

Other Comprehensive Income (Loss):
Foreign currency translation	--	--	--	(10)
Total comprehensive income (loss)	$739	$(1,107)	$956	$(3,326)

Basic net income (loss) per share	$0.13	$(0.20)	$0.17	$(0.60)

Diluted net income (loss) per share	$0.13	$(0.20)	$0.17	$(0.60)

Dividends declared per share	$-	$-	$-	$0.18

See accompanying notes to condensed consolidated financial statements.

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)

(UNAUDITED)

For the Three Months Ended September 30, 2021

	Common Stock, $0.005 par value							Accumulated
	Common		Additional					Other
	Shares	Common	Paid-In	Treasury Stock			Accumulated	Comprehensive
	Outstanding	Stock	Capital	Shares	Cost		Deficit	Loss	Total
BALANCE, June 30, 2021	6,209	$31	$33,189	668	$	(10,082)	$ (8,389)	$ (1,634)	$13,115
Shares issued – vested	1								-
Stock compensation expense			178						178
Repurchase of common stock at cost for employee tax withholding			(5)						(5)
Net income							739		739
BALANCE, September 30, 2021	6,210	$31	$33,362	668	$	(10,082)	$ (7,650)	$ (1,634)	$14,027

For the Nine Months Ended September 30, 2021

	Common Stock, $0.005 par value							Accumulated
	Common		Additional					Other
	Shares	Common	Paid-In	Treasury Stock			Accumulated	Comprehensive
	Outstanding	Stock	Capital	Shares	Cost		Deficit	Loss	Total
BALANCE, December 31, 2020	6,205	$31	$32,803	668	$	(10,082)	$ (8,606)	$ (1,634)	$12,512
Shares issued – vested	5								-
Stock compensation expense			564						564
Repurchase of common stock at cost for employee tax withholding			(5)						(5)
Net income							956		956
BALANCE, September 30, 2021	6,210	$31	$33,362	668	$	(10,082)	$ (7,650)	$ (1,634)	$14,027

For the Three Months Ended September 30, 2020

	Common Stock, $0.005 par value								Accumulated
	Common		Additional						Other
	Shares	Common	Paid-In	Treasury Stock			Accumulated		Comprehensive
	Outstanding	Stock	Capital	Shares	Cost		Deficit		Loss	Total
BALANCE, June 30, 2020	6,195	$31	$32,564	668	$	(10,082)	$	(6,956)	$ (1,633)	$13,924
Shares issued – vested										-
Tax withholding from employee stock plans										-
Stock compensation expense			126							126
Cash dividends ($0.18 per share)										-
Net loss								(1,107)		(1,107)
Other comprehensive loss									(1)	(1)
BALANCE, September 30, 2020	6,195	$31	$32,690	668	$	(10,082)	$	(8,063)	$ (1,634)	$12,942

For the Nine Months Ended September 30, 2020

	Common Stock, $0.005 par value								Accumulated
	Common		Additional						Other
	Shares	Common	Paid-In	Treasury Stock			Accumulated		Comprehensive
	Outstanding	Stock	Capital	Shares	Cost		Deficit		Loss	Total
BALANCE, December 31, 2019	6,185	$31	$32,249	668	$	(10,082)	$	(3,754)	$ (1,624)	$16,820
Shares issued – vested	10									-
Tax withholding from employee stock plans			(8)							(8)
Stock compensation expense			449							449
Cash dividends ($0.18 per share)								(993)		(993)
Net loss								(3,316)		(3,316)
Other comprehensive loss									(10)	(10)
BALANCE, September 30, 2020	6,195	$31	$32,690	668	$	(10,082)	$	(8,063)	$ (1,634)	$12,942

See accompanying notes to condensed consolidated financial statements.

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$956	$(3,316)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Forgiveness of PPP loan	(2,181)	--
Depreciation and amortization	2,134	1,995
ROU asset amortization	697	713
Deferred income taxes	79	(560)
Loss on sale of fixed assets	--	94
Stock-based compensation	564	449
Changes in operating assets and liabilities:
Accounts receivable	(1,325)	(110)
Prepaid expenses and other current assets	(1,840)	(1,344)
Income tax receivable	226	--
Accounts payable	(129)	(204)
Operating lease liabilities	(754)	(721)
Accrued expenses	1,422	(2,219)
Net cash used in operating activities	(151)	(5,223)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	--	140
Purchases of equipment and leasehold improvements	(68)	(880)
Cost of internally developed software	(84)	(184)
Other assets	(42)	10
Net cash used in investing activities	(194)	(914)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of tax withholding	(5)	(8)
Proceeds from PPP Loan	--	2,181
Payments of equipment financing	(515)	(507)
Cash dividends paid	--	(993)
Net cash (used in) provided by financing activities	(520)	673

Effect of exchange rate changes on cash	--	(10)
Net decrease in cash	(865)	(5,474)
Cash, beginning of period	2,833	7,283
Cash, end of period	$1,968	$1,809

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$10	$236
Cash paid for interest	$40	$60
Cash paid for operating leases	$862	$800
Right-of-use assets acquired through operating leases	$193	$2,346
Purchases of equipment through accounts payable and accrued liabilities	$-	$3

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

The condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations and comprehensive income/(loss) for the three and nine months ended September 30, 2021 and 2020, the condensed consolidated statements of shareholders’ equity for the nine months ended September 30, 2021 and 2020, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of results for these interim periods. The condensed consolidated balance sheet as of December 31, 2020, has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm, but does not include all of the information and footnotes required for complete annual financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended September 30, 2021, may not be indicative of the results that may be expected for the year ending December 31, 2021, or any other period.

Unless the context requires otherwise, the terms “we”, “us”, “our”, or “the Company” refer to Psychemedics Corporation and its wholly-owned consolidated subsidiaries.

2.         COVID-19 Pandemic

The outbreak of coronavirus (“COVID-19”) which was declared by the World Health Organization to be a pandemic, has impacted, and is expected to continue to impact worldwide economic activity. While our domestic business was deemed an essential business and we have been able to continue to provide services to our customers, COVID-19 has had a significant impact on our entire operations. COVID-19’s effect on the overall economy has had an adverse impact on hiring; which has had a negative impact on both our domestic and international testing volume.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.         COVID-19 Pandemic (continued)

The Coronavirus Aid, Relieve and Economic Security Act (“CARES”) Act, enacted on March 27, 2020, and the Families First Coronavirus Response Act, in each case modified by the Consolidated Appropriations Act enacted in December 2020, was an emergency economic stimulus package that included spending provisions and tax cuts to strengthen the United States economy and to fund a nationwide effort to curtail the effect of COVID-19. The principal impact of the CARES Act and subsequent legislation was the adoption of the Paycheck Protection Program (“PPP”) described below. The CARES Act, together with subsequent legislation, also provided sweeping tax changes in response to the COVID-19 pandemic, including amendments to certain provisions of the previously enacted Tax Cuts and Jobs Act. The Company recognized a benefit of $0.8 million and $2.5 million for the three and nine months ended September 30, 2021, as a reduction to cost of revenues and operating expenses related to the employee retention credit which was a tax provision in the CARES Act and subsequent legislation. Additionally, the CARES Act allowed the Company to fully carryback the 2020 net operating loss, for a refund of corporate income taxes previously paid. See Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Liquidity and Management’s Plans

At September 30, 2021, the Company’s principal sources of liquidity included approximately $2.0 million of cash. Management currently believes that such funds, together with future operating profits should be adequate to fund anticipated working capital requirements, including equipment financing obligations, and capital expenditures for at least the next 12 months. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include but are not limited to, issuance of common stock, debt financing, lines of credit, or equipment leasing, although there is no assurance that such financings will be available to the Company on terms it deems acceptable, if at all.

Accounts Receivable

The Company believes its allowance for credit losses related to its accounts receivable remained adequate as of September 30, 2021, due to the essential nature of its customers business, as well as the diversity of its large customer base. While the Company anticipates there could be an increase in the aging of its accounts receivable, the Company does not anticipate a significant increase in default risk.

Risk and Uncertainties

The duration and severity of COVID-19-related potential disruptions involve risks and uncertainties, and it is not possible at this time to estimate the full impact on the Company’s business and could adversely affect our estimates, results of operations and financial condition.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.         Stock-Based Compensation

The Company’s 2006 Incentive Plan (“the Plan”) provides for cash-based awards or the grant or issuance of stock-based awards. As of December 31, 2020, 45 thousand shares were then available for future grant under the Plan. At the 2021 Annual Meeting, an additional 350 thousand shares were approved for future grant under the Plan. As of September 30, 2021, 277 thousand shares remained available for future grant under the Plan.

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). The compensation cost charged against income is included in cost of revenues and operating expenses as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock-based compensation related to:
Stock option grants	$53	$102	$275	$353
Stock unit awards	125	24	289	96
Total stock-based compensation	$178	$126	$564	$449

There was no income tax benefit recognized in the condensed consolidated statements of operations and comprehensive income/(loss) for stock-based compensation arrangements for the three and nine months ended September 30, 2021 and 2020.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.         Stock-Based Compensation (continued)

A summary of the Company’s stock option activity for the nine months ended September 30, 2021, is as follows (in thousands except per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Life	Intrinsic
	Shares	Per Share	(years)	Value (1)
Outstanding, December 31, 2020	604	$14.31	7.0	$-
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Forfeited	(29)	$3.47
Outstanding, September 30, 2021	575	$14.23	6.3	$147

Exercisable, September 30, 2021	464	$15.12	6.0	$-

(1)	Intrinsic value is calculated based on the amount by which the closing market value of the Company’s stock exceeded the exercise price of the underlying options, multiplied by the number of shares.

A summary of the Company’s stock unit award (“SUA”) activity for the nine months ended September 30, 2021, is as follows (in thousands except per share amounts):

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share

Outstanding & Unvested, December 31, 2020	166	$4.50
Granted	119	$6.55
Converted to common stock	(6)	$11.55
Cancelled	(1)	$13.36
Forfeited	-	-
Outstanding & Unvested, September 30, 2021	278	$5.28

As of September 30, 2021, 899 thousand shares of common stock were reserved for issuance under the Plan. As of September 30, 2021, the unamortized fair value of awards relating to outstanding SUAs and options was $1.4 million, which is expected to be amortized over a weighted average period of 3.1 years.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.         Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (or loss) by the weighted average number of common and dilutive common equivalent shares outstanding during the period when the effect is dilutive. The number of dilutive common equivalent shares outstanding during the period was determined in accordance with the treasury-stock method. Common equivalent shares consisted of common stock issuable upon the exercise of outstanding options and common stock issuable upon the vesting of outstanding, unvested SUAs. Basic and diluted weighted average common shares outstanding for the three and nine months ended September 30, 2021, and 2020 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Weighted average common shares outstanding, basic	5,542	5,526	5,542	5,522
Dilutive common equivalent shares	84	-	72	-
Weighted average common shares outstanding, diluted	5,626	5,526	5,614	5,522

The computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2021, and 2020 excludes the effect of the potential exercise of stock awards, including stock options, when the effect is anti-dilutive. For the three and nine months ended September 30, 2021, the number of antidilutive stock awards excluded from diluted earnings per share were 545 thousand and 547 thousand, respectively.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.         Commitments and Contingencies

From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. When the Company becomes aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. In accordance with authoritative guidance, the Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. The Company continuously assesses the potential liability related to the Company’s pending litigation and revises its estimates when additional information becomes available. Although it is difficult to predict the ultimate outcome of these cases, management believes, except as discussed below, that any ultimate liability would not have a material adverse effect on the consolidated statements of operations and comprehensive income/(loss). However, an unforeseen unfavorable development in any of these cases could have a material adverse effect on the statements of operations and comprehensive income/(loss) or cash flows in the period in which it is recorded.

Settlement Agreement and Related Costs

As the Company disclosed in a Current Report on Form 8-K filed on September 23, 2021, on September 23, 2021, the Company entered into a settlement agreement in connection with a contract dispute regarding the Company’s alleged contractual obligations to a customer involving litigation with certain of the customer’s former employees regarding their employment termination (the “Settlement Agreement”). The Settlement Agreement provided that the settlement amount of $2.1 million would be paid in three equal installments of $692 thousand each on September 30, October 29, and November 30, 2021. The parties agreed that following payment of the final installment they would file with the Court a Stipulation of Dismissal with Prejudice. The Company has recorded the settlement amount of $2.1 million as other expense in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2021.

Other Matters

A case is pending in California, in which the plaintiff has made claims involving the California Labor Code. The Company has removed the case to Federal court. The Company is unable to predict the outcome at this stage in the proceedings.

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

As of September 30, 2021, the Company recognized a Right-Of-Use (“ROU”) asset of $3.8 million and an operating lease liability of $4.2 million based on the present value of the minimum rental payments as a result of adoption of ASC Topic 842. The weighted average discount rate used for leases as of September 30, 2021, is 3.9%. The weighted average lease term as of September 30, 2021, is 4.3 years. The operating lease expense for the three and nine months ended September 30, 2021, was $269 thousand and $807 thousand, respectively.

Maturities and balance sheet presentation of the Company’s lease liabilities for all operating leases as of September 30, 2021, is as follows (in thousands):

October 1, 2021, through December 31, 2021	243
2022	1,117
2023	1,118
2024	1,034
2025	544
2026	509
Total Lease Payments	4,565
Less: Interest expense	(356)
Present value of lease liabilities	$4,209

Current operating lease liabilities	$975
Long-term operating lease liabilities	3,234
$4,209

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

The weighted average interest rate on outstanding debt under the Loan Agreement was 3.5% and 3.4% for the three and nine months ended September 30, 2021. The interest expense was $12 thousand and $38 thousand for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, the weighted average interest rate was 3.1% and there was $1.4 million of outstanding debt related under the loan agreement. The Company was in compliance with all loan covenants under the Loan Agreement as of September 30, 2021.

On May 1, 2020, the Company entered into a term loan with Bank of America N.A. under the PPP administered by the United States Small Business Administration (“SBA”) under the CARES Act (the “PPP Loan”). The principal amount of the PPP Loan was $2.1 million, which was evidenced by a promissory note with a maturity date of May 4, 2022. The note bore interest on the unpaid balance at the rate of one percent (1%) per annum.

In July 2021, the PPP Loan was 100% forgiven by the SBA. As a result, in July 2021, the Company recorded a gain on the forgiveness of the PPP Loan in the amount of $2.1 million.

The annual principal repayment requirements for debt obligations as of September 30, 2021, were as follows (in thousands):

2021	$173
2022	664
2023	294
2024	305
Long-term debt from equipment financing	1,436
Less: Current portion of long-term debt	(696)
Total long-term debt, net of current portion	$740

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.          Revenue

The table below disaggregates our external revenue by major source (in thousands). For additional revenue detail relating to geographic breakdown of sales, see Note 9 – “Business Segment Reporting”.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Testing	$5,859	$4,590	$16,275	$14,363
Shipping/Collection (hair)	774	562	2,069	1,576
Other	40	22	129	86
Total Revenue	$6,673	$5,174	$18,473	$16,025

9.          Business Segment Reporting

The Company manages its operations as one segment, drug testing services. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment. All Brazil sales are through one independent distributor. The Company’s revenues by geographic region are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Consolidated Revenue:
United States	$6,338	$4,977	$17,340	$14,441
Brazil	180	62	639	1,207
Other	155	135	494	377
Total Revenue	$6,673	$5,174	$18,473	$16,025

10.         Significant Customers

The Company had no customers that represented over 10% of revenue during either of the nine-month periods ended September 30, 2021 or 2020. The Company had one customer that represented 11% of the total accounts receivable balance as of September 30, 2021. The Company had no customers that represented greater than 10% of the total accounts receivable balance as of December 31, 2020.

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

OVERVIEW

Revenue for the third quarter of 2021 was $6.7 million compared to $5.2 million in 2020, an increase of 29%. The Company reported net income of $0.7 million, or $0.13 per diluted share for the three months ended September 30, 2021, versus a net loss of $1.1 million, or ($0.20) per diluted share for the same period in 2020. Revenue and earnings increase for the quarter was attributed primarily to an increase of both domestic and international sales volume and a refundable employee retention tax credit. The refundable employee retention tax credit for the three and nine months ended September 30, 2021, was $0.8 million and $2.5 million, respectively. Revenue for the nine months ended September 30, 2021 and 2020 was $18.5 million and $16.0 million, respectively, an increase of 16%. The Company had net income for the nine months ended September 30, 2021, of $1.0 million versus net loss for the nine months ended September 30, 2020, of $3.3 million. During the quarter, the Company had $2.2 million of other income from the gain on debt forgiveness offset by other settlement expense of $2.1 million related to a customer dispute. The Company did not pay any cash dividends to its shareholders during the nine months ended September 30, 2021. The Company paid cash dividends of $0.18 per share during the nine-month period ended September 30, 2020.

As the Company disclosed in its Quarterly Report on Form 10-Q for the second quarter of 2020, and more recently in a Current Report on Form 8-K filed on September 23, 2021, the Company’s Board of Directors authorized the Company to explore shareholder enhancement opportunities, including strategic alternatives, such as the potential sale or merger of the Company, capitalization optimization and dividend strategies. The Company continues to explore such opportunities. There can be no assurances that the shareholder enhancement review process will result in a transaction or other strategic change or outcome. The Company has not set a timetable for the conclusion of its review of strategic alternatives, and it does not intend to comment further unless and until the Board has approved a specific course of action or the Company has otherwise determined that further disclosure is appropriate or required by law. The Company’s Board of Directors has established a Committee to review shareholder enhancement opportunities. The Company has retained JMP Securities LLC, as its financial advisor, and Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C., as its legal counsel, in connection with its exploration of shareholder enhancement opportunities.

RESULTS OF OPERATIONS

Revenue increased 29% for the three months ended September 30, 2021, compared to the same period in 2020, primarily due to a 27% increase in total volume, as 2020 results were adversely impacted to a greater extent by the COVID-19 outbreak. For the same period, domestic revenues increased $1.4 million (27%) and international revenues increased $0.1 million (71%). For the nine months ended September 2021, revenue increased 15%, primarily due to an increase in domestic volume. For the same period, domestic revenues increased $2.9 million (20%) and international revenues decreased $0.5 million (28%). The Company’s domestic revenues increase was impacted by overall stronger job creation and people returning to the workforce. The international revenue decline was primarily from lower Brazil driver testing volume.

Gross profit (loss): The Company had a $3.1 million gross profit for the three months ended September 30, 2021, compared to a $1.1 million gross profit for the same period in 2020. Cost of revenues decreased by $0.4 million or 11% for the three months ended September 30, 2021, compared to the same period in 2020. The gross margin was beneficially impacted by higher sales volume and the refundable employee retention tax credit as noted above. Gross profit for the nine months ended September 30, 2021, was $8.1 million, an increase of $4.5 million from the comparable period in 2020. Cost of revenues decreased by $2.0 million or 16% for the nine months ended September 30, 2021, when compared to the same period in 2020. The gross profit margin for the nine-month period ended September 30, 2021, was 44% compared to 23% for the comparable period in 2020. The gross margin was positively impacted by higher sales volume and the refundable employee retention tax credit noted above.

General and administrative (“G&A”) expenses remained relatively unchanged at $1.3 million for both the three months ended September 30, 2021 and 2020. As a percentage of revenue, G&A expenses were 20% and 26% for the three months ended September 30, 2021, and 2020, respectively. G&A expenses were $4.1 million and $4.7 million for the nine months ended September 30, 2021, and 2020, respectively. As a percentage of revenue, G&A expenses were 22% and 29% for the nine months ended September 30, 2021, and 2020, respectively.

Marketing and selling expenses decreased 27% or $0.2 million to $0.7 million for the three months ended September 30, 2021, compared to $0.9 million for the same period in 2020. Total marketing and selling expenses represented 10% and 17% of revenue for the three months ended September 30, 2021, and 2020, respectively. Expenses were primarily reduced as a result of lower personnel and related costs (including less travel). Marketing and selling expenses were $2.0 million and $2.9 million for the nine months ended September 30, 2021, and 2020, respectively. As a percentage of revenue, marketing and selling expenses were 11% and 18% for the nine months ended September 30, 2021, and 2020, respectively.

Research and development (“R&D”) expenses for the three months ended September 30, 2021, and 2020 were $0.2 million and $0.3 million, respectively. R&D expenses represented 4% and 6% of revenue for the three months ended September 30, 2021, and 2020, respectively. R&D expenses were $0.8 million and $1.0 million for the nine months ended September 30, 2021, and 2020, respectively. R&D expenses represented 4% and 6% of revenue for the nine months ended September 30, 2021, and 2020, respectively.

Other Income (Expense) of $75 thousand consisted primarily of income resulting from the forgiveness by the SBA, during the quarter, of the Company’s PPP Loan of $2.2 million (see Note 7 of the Notes to Condensed Consolidated Financial Statements) offset in part by the loss incurred as a result of the Company’s settlement with a customer of $2.1 million (see Note 5 of the Notes to Condensed Consolidated Financial Statements).

Provision for income taxes consisted primarily of federal and state income taxes in the United States. We estimate income taxes in each of the jurisdictions in which we operate. During the three months ended September 30, 2021, the Company recorded a tax provision of $186 thousand (effective tax rate of 20%) and a tax benefit of $0.3 million (effective tax rate of 22%) for the comparative period in 2020. During the nine months ended September 30, 2021, the Company recorded a tax provision of $280 thousand (effective tax rate of 23%) and a tax benefit of $1.8 million (effective tax rate of 35%) or the comparative period in 2020.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2021, the Company had approximately $2.0 million of cash and $6.3 million of working capital. The Company's operating activities used $0.2 million of cash for the nine months ended September 30, 2021. Investing activities used $0.2 million of cash while financing activities used $0.5 million of cash during the first nine months of 2021.

Cash used by operating activities of $0.2 million reflected net income of $1.0 million adjusted for depreciation and amortization of $2.1 million, ROU asset amortization of $0.6 million and stock-based compensation of $0.6 million. This was also affected by an increase in current assets of $2.9 million and an increase in accounts payable and accrued expenses of $0.6 million.

Cash used in investing activities of $0.2 million consisted of $0.1 million related to internally developed software and $0.1 million related to purchases of property, plant, and equipment. We anticipate spending less than $0.5 million in additional capital purchases for the remainder of 2021.

Cash used in financing activities of $0.5 million consisted entirely of payments on equipment financing.

Contractual obligations and other commercial commitments as of September 30, 2021, included a settlement agreement, operating lease commitments, and outstanding debt, described in Notes 5, 6, and 7, respectively of the Notes to Condensed Consolidated Financial Statements.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 5, “Commitment and Contingencies,” is incorporated herein by reference.

Item 1A. Risk Factors

Item 1A. of the 10-K includes a discussion of our risk factors, which included a risk related to the PPP Loan. In July 2021, the PPP Loan was 100% forgiven by the SBA (see Note 7 – “Debt and Other Financing Arrangements” of the Notes to Condensed Consolidated Financial Statements). Except as provided in the preceding sentence, there have been no material changes in the risk factors described in the 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of treasury stock in the first nine months of 2021.

Item 5. Other Information

On November 12, 2021, the Company entered into standard indemnification agreements with each member of its Board of Directors and each of its executive officers. Under these indemnification agreements, the Company agrees to indemnify these individuals to the fullest extent permitted by law and public policy for claims arising in their capacity as a director, officer or employee of the Company or any of its subsidiaries. Each of these individuals is only entitled to indemnification to the extent he acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the Company, and, with respect to any criminal proceeding, he had no reasonable basis to believe that his conduct was unlawful. Subject to the applicable provisions of the Delaware General Corporation Law, the Company will reimburse each individual for expenses covered by the indemnification agreement within twenty days of the individual’s request for such payment. The foregoing indemnification is consistent with, and supplemental to, the Company’s existing indemnifications obligations as set forth in the Company’s Bylaws.

Item 6. Exhibits

10.1*	Change in control severance with Andrew Limbek dated August 10, 2021
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychemedics Corporation

Date: November 15, 2021	By:	/s/ Raymond C. Kubacki
Raymond C. Kubacki
Chairman and Chief Executive Officer
(principal executive officer)

Date: November 15, 2021	By:	/s/ Andrew P. Limbek
Andrew P. Limbek
Vice President, Controller
(principal accounting officer)