Form 10-K
period 2021-12-31
PSYCHEMEDICS CORP
filed 2022-03-30
CIK 806517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-13738

PSYCHEMEDICS CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	58-1701987
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

289 Great Road Acton, Massachusetts	01720
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number Including Area Code: (978) 206-8220

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of each exchange on which registered
Common stock. $0.005 par value	PMD	The Nasdaq Stock Market, LLC

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

As of June 30, 2021, there were 5,542,232 shares of Common Stock of the Registrant outstanding. The aggregate market value of the Common Stock of the Registrant held by non-affiliates (assuming for these purposes, but not conceding, that all executive officers, directors and 5% shareholders are “affiliates” of the Registrant) as of June 30, 2021, was $29 million, computed based upon the closing price of $6.96 per share on June 30, 2021.

As of March 24, 2022, there were 5,590,656 shares of Common Stock of the Registrant outstanding.

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

Factors that may cause such differences include but are not limited to: (1) intense competition in the drug testing industry, particularly among companies that test utilizing hair samples; (2) risks associated with the development of markets for new products and services offered; (3) pricing policies; (4) risks associated with capacity expansion; (5) risks associated with U.S. government regulations, including, but not limited to, Food and Drug Administration (the “FDA”) regulations, (6) risks associated with our international operations, including, but not limited to, proposed laws and regulations, market development and currency risks; (7) Psychemedics' ability to maintain its reputation and brand image; (8) the ability of Psychemedics to achieve its business plans, productivity improvements, cost controls, leveraging of its global operating platform, and acceleration of the rate of innovation; (9) the direct and indirect impact of coronavirus (“COVID-19”) pandemic on our business and operations; (10) information technology system failures and data security breaches; (11) the uncertain global economy; (12) our ability to attract, develop and retain executives and other qualified employees and independent contractors, including distributors; (13) Psychemedics' ability to obtain and protect intellectual property rights; (14) litigation risks; and (15) changes in economic conditions which affect demand for our products and services.

Additional important factors that could cause actual results to differ materially from expectations reflected in our forward-looking statements include those described in Item 1A, “Risk Factors.”

i

PSYCHEMEDICS CORPORATION

FORM 10-K
ANNUAL REPORT
For the Year Ended December 31, 2021

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

Item 1. Business

General

Psychemedics Corporation is a Delaware corporation organized on September 24, 1986. The consolidated financial statements of the Company include the accounts and results of operations of Psychemedics Corporation and its wholly-owned subsidiary Psychemedics International, LLC and their jointly-owned subsidiary Psychemedics Laboratórios Ltd. All significant inter-company balances and transactions have been eliminated in consolidation. All the Company’s assets are located within the United States. The Company provides testing services for the detection of drugs of abuse through the analysis of hair samples. The Company’s testing methods utilize a patented technology that digests the hair and releases drugs trapped in the hair without destroying the drugs. This is fundamental to the entire process because the patented method gets virtually 100% of the drug out of the hair, and if you cannot get the drug out of the hair, you cannot measure it. The Company then performs a proprietary custom-designed patented (US 10,539,580) enzyme immunoassay (“EIA”) on the liquid supernatant, with confirmation testing by mass spectrometry.

The Company’s primary application of its patented technology is as a testing service that analyzes hair samples for the presence of certain drugs of abuse. The Company’s customized proprietary EIA procedures to drug test hair samples differ from the more commonly used immunoassay procedures employed by other hair testing companies. The Company’s testing results provide quantitative information that can indicate the approximate amount of drug ingested as well as historical data, which can show a pattern of individual drug use over a longer period of time, thereby providing superior detection compared to other types of drug testing. This information is useful to employers for both applicant and employee testing, as well as treatment professionals, law enforcement agencies, school administrators, and parents concerned about their children’s drug use. The Company provides screening and confirmation by mass spectrometry using industry-accepted practices for cocaine, marijuana, PCP, amphetamines (including ecstasy, eve and Adderall®), opiates (including heroin, hydrocodone, hydromorphone, oxycodone, oxymorphone and codeine), synthetic cannabinoids (including K2, Spice, Blaze), benzodiazepines (Xanax®, Valium®, and Ativan®), nicotine and Fentanyl. In addition, in 2013, the Company launched a hair test for alcohol which also looks back on use over a 90-day period, as our hair drug tests do.

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

The EIA screened positive results are then confirmed by mass spectrometry. Depending upon the length of hair, the Company is able to provide historical information on drug use by the person from whom the sample was obtained. Because head hair grows approximately 1.3 centimeters per month, a 3.9-centimeter head hair sample can reflect drug ingestion over the approximate three months prior to the collection of the sample. Another option is sectional analysis of the head hair sample, in which the hair is sectioned into lengths which approximately correspond to certain time periods, thereby providing information on patterns of drug use.

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

The Company’s decontamination wash protocol and the effects in eliminating surface contamination were analyzed in a study conducted by scientists at the Laboratory of the Federal Bureau of Investigation (the “FBI”) and published in August 2014 in the Journal of Analytical Toxicology. The FBI concluded that the use of an extended wash protocol of the type used by the Company will exclude false positive results from environmental contact with cocaine. In the study, the FBI cited Psychemedics’ studies published in 1993, 2002, 2004, and 2005, and named our Vice President of Laboratory Operations, and our lab, in its acknowledgments. The FBI study also supported the use of metabolites known as hydroxycocaines as evidence of ingestion. These metabolites were first identified in hair by Psychemedics.

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

In contrast to urinalysis testing, hair testing using the Company’s patented method can provide long-term historical drug use information resulting in a significantly wider window of detection. This window may be several months or longer depending on the length of the hair sample. The Company’s standard test offering, however, uses a 3.9-centimeter length head hair sample cut close to the scalp, which measures use for approximately three months prior to collection of the sample.

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

The Company performs a confirmation test of all screened positive results through mass spectrometry. The use of mass spectrometry is an industry accepted practice used to confirm a positive test result from the screening process. The Company offers its clients an expanded drug screen with mass spectrometry confirmation of cocaine, PCP, marijuana, amphetamines, opiates, synthetic cannabinoids and benzodiazepines. In addition, the Company offers a hair test for alcohol which also looks back on use over a 90-day period, as our hair drug tests do.

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

Geographic Scope

 Revenues outside the United States were 5%, 9% and 27% of consolidated revenues for years ended, 2021, 2020 and 2019, respectively.

Distribution

The Company markets its corporate drug testing services through its own sales force, distributors and webinars. The Company markets its home drug testing service, PDT-90®, through the Internet.

The business in Brazil is sold through its non-exclusive distributor. The agreement requires that the Psychemedics’ hair drug tests be marketed, sold, and reported in Brazil under the Psychemedics Corporation brand name, with all related materials so identified, and with actual testing services of Psychemedics’ tests to continue to be performed by Psychemedics at its laboratory in California. Either the Company or the distributor are able to cancel the distribution agreement upon 90-days’ prior written notice.

In 2016, the Company was certified as a Center of Excellence by BenchmarkPortal for its customer service function. Customer service is a key component to the sales and support function and this certification validates the efforts by the Company to support our customers.

Significant Customers and Concentration of Credit Risk

  The Company had no customers that represented 10% or more of total revenue for the years ended December 31, 2021, and 2020, respectively. The Company had one customer that represented 26% of total revenue for the year ended December 31, 2019. The Company had no customers account for 10% or more of the total accounts receivable balance as of December 31, 2021, and 2020, respectively.

   The Company maintains its cash in bank accounts at high quality financial institutions. The individual balances, at times, may exceed federally insured limits. These deposits may be redeemed upon demand, and the Company believes that the financial institutions that hold the Company’s cash are financially sound and, accordingly, minimal credit risk exists with respect to cash.

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

Government Regulation

The Company is licensed as a clinical laboratory by the State of California as well as certain other states. All tests are performed according to the laboratory standards established by the Department of Health and Human Services, through the Clinical Laboratories Improvement Amendments, and various state licensing statutes.

A substantial number of states regulate drug testing. The scope and nature of such regulations varies greatly from state to state and is subject to change from time to time. The Company addresses state law issues on an ongoing basis.

The Federal Food, Drug and Cosmetic Act, as amended requires companies engaged in the business of testing for drugs of abuse using a test (screening assay) not previously recognized by the FDA to submit their assay to the FDA for recognition prior to marketing. In addition, the laboratory performing the tests is required to be certified by a recognized agency. In 2002, the Company received 510k clearance to market all five of its assays utilizing RIAH technology.

In 2008, the Company received the first College of American Pathologists certification specifically including hair testing.

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

Research and Development

The Company is continuously engaged in research and development activities. During the years ended December 31, 2021, 2020 and 2019, $1.1 million, $1.3 million and $1.6 million, respectively, were expended for research and development. The Company continues to perform research activities to develop new products and services and to improve existing products and services utilizing the Company’s proprietary technology. The Company also continues to evaluate methodologies to enhance its drug screening capabilities. Additional research using the Company’s proprietary technology is being conducted by outside research organizations through government-funded studies.

Employees

As of December 31, 2021, the Company employed 139 employees, 4 of whom were in R&D. None of the Company’s employees are subject to a collective bargaining agreement and the Company believes that overall relations with employees are good.

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

Adverse results in material litigation could have an adverse financial impact and an adverse impact on our client base and reputation.

We are or may in the future become subject to a variety of litigation and legal compliance risks relating to, among other things: corporate matters; commercial matters; financial and securities regulations; and employment and benefit matters. Unfavorable outcomes regarding these assessments could have a material adverse effect on our financial statements in any particular reporting period. Results of legal and regulatory proceedings cannot be predicted with certainty and for some matters, such as class actions, no insurance is cost-effectively available. Regardless of merit, legal and regulatory proceedings may be both time-consuming and disruptive to our operations and could divert the attention of our management and key personnel from our business operations. We estimate loss contingencies and establish accruals as required by generally accepted accounting principles, based on our assessment of contingencies where liability is deemed probable and reasonably estimable, in light of the facts and circumstances known to us at a particular point in time.

We are subject to, and could be further subject to, governmental investigations or actions by other third parties.

We are subject to various federal and state laws, including employment laws and regulations, violations of which can involve civil or criminal sanctions. Responding to governmental investigations or other actions may be both time-consuming and disruptive to our operations and could divert the attention of our management and key personnel from our business operations.

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

In addition to patent protection, we also rely on copyright and trademark protection, trade secrets, know-how, continuing technological innovation and licensing opportunities. In an effort to maintain the confidentiality and ownership of our trade secrets and proprietary information, we require our employees, consultants and advisors to execute confidentiality and proprietary information agreements. However, these agreements may not provide us with adequate protection against improper use or disclosure of confidential information and there may not be adequate remedies in the event of unauthorized use or disclosure. Furthermore, we may from time to time hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities we conduct. In some situations, our confidentiality and proprietary information agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisors have prior employment or consulting relationships. Although we require our employees and consultants to maintain the confidentiality of all proprietary information of their previous employers, these individuals, or we, may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations. Finally, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets. Our failure or inability to protect our proprietary information and techniques may inhibit or limit our ability to compete effectively or exclude certain competitors from the market.

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

Payment of a dividend could decline or cease.

Following the first quarter 2020, in connection with, and as a result of the COVID-19 pandemic and related government programs adopted in response to the COVID-19 pandemic, we suspended our quarterly dividend throughout the remainder of 2020 and a majority of 2021. However, we paid dividends on our common stock in the fourth quarter of 2021. Because the Company has historically paid dividends, the cessation of, or reduction in our quarterly dividend could adversely affect our stock price. We currently expect to pay quarterly dividends in the future, although such payments are at the discretion of our Board of Directors, and will depend upon our financial condition, results of operations, capital requirements, government requirements and restrictions and other factors that our Board of Directors may consider at its discretion. In the absence of dividends, a return on investment in our common stock depends entirely upon future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company maintains its corporate offices and northeast sales offices at 289 Great Road, Acton, Massachusetts, 01720; the office consists of six thousand square feet and is leased through February 2024.

The Company leases two facilities for laboratory purposes in Culver City, California. The first is fourteen thousand square feet of space with an additional ten thousand square feet of storage space. This facility is leased through December 2022. The second facility of sixteen thousand square feet is leased through March 2025.

Item 3. Legal Proceedings

Information pertaining to legal proceedings can be found in Item 8. Financial Statements and Supplementary Data Note 9 - “Commitments and Contingencies”.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NASDAQ Stock Market under the symbol “PMD”. As of March 24, 2022, there were 157 record holders of the Company’s common stock. The number of record owners was determined from the Company’s stockholder records maintained by the Company’s transfer agent and does not include beneficial owners of the Company’s common stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of the Company’s common stock held by others as or in nominee names exceeds 3,100.

The following table sets forth for the periods indicated the range of prices for the Company’s common stock as reported by the NASDAQ Stock Market and dividends declared by the Company.

	High	Low	Dividends
Fiscal 2021:
First Quarter	$7.90	$4.95	$-
Second Quarter	8.36	6.20	-
Third Quarter	8.60	8.05	-
Fourth Quarter	8.90	6.76	0.05
Fiscal 2020:
First Quarter	$10.69	$4.54	$0.18
Second Quarter	6.79	4.89	-
Third Quarter	6.35	4.33	-
Fourth Quarter	5.44	3.58	-

The Company most recently declared a dividend on December 10, 2021, which was paid on December 30, 2021. The Company’s current intention is to continue to declare and pay dividends to the extent funds are available and not required for operating purposes or capital requirements, and only then, upon approval by the Board of Directors.

Issuer Purchases of Equity Securities

During 2021, the Company did not repurchase any common shares for treasury.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of common stock of the Company during 2021.

Performance Graph

Calculated by the Company using www.yahoo.com/finance historical prices.

	2016	2017	2018	2019	2020	2021
PSYCHEMEDICS CORPORATION	100.00	85.74	69.53	45.22	29.50	37.52
RUSSELL 2000 INDEX	100.00	113.14	99.37	122.94	145.52	165.45
NASDAQ COMPOSITE INDEX	100.00	128.24	123.26	166.68	239.42	290.63

(1)

The above graph assumes a $100 investment on December 31, 2016, through the end of the 5-year period ended December 31, 2021, in the Company’s Common Stock, the Russell 2000 Index and the NASDAQ Composite Index. The prices all assume the reinvestment of dividends.

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

(3)	The NASDAQ Composite Index includes companies whose shares are traded on the NASDAQ Stock Market.

Item 6. Selected Financial Data

The selected financial data presented below is derived from our financial statements and should be read in connection with those statements.

	Year Ended December 31,
	2021	2020	2019	2018	2017
	(In thousands, except for per share data)
Revenues	$24,909	$21,360	$37,678	$42,674	$39,701
Gross profit	10,264	4,886	16,444	20,618	19,822
Operating income (loss)	209	(6,066)	2,998	7,610	8,157
Net (loss) income	(665)	(3,859)	1,542	4,584	6,121
Total assets	21,552	24,003	27,531	24,974	26,508
Working capital	4,455	5,657	7,016	9,810	9,640
Shareholders’ equity	12,243	12,512	16,820	18,747	18,620
Basic net (loss) income per share	$(0.12)	$(0.70)	$0.28	$0.83	$1.12
Diluted net (loss) income per share	$(0.12)	$(0.70)	$0.28	$0.83	$1.10
Cash dividends declared per common share	$0.05	$0.18	$0.72	$0.69	$0.60

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

Overview

Psychemedics Corporation is the world’s largest provider of hair testing for drugs of abuse, utilizing a patented hair analysis method involving digestion of hair, enzyme immunoassay technology and confirmation by mass spectrometry to analyze human hair to detect abused substances. The Company’s customers include Fortune 500 companies, as well as small to mid-size corporations, schools and governmental entities, located in the United States and internationally. During the year ended December 31, 2021, the Company generated $24.9 million in revenue, while realizing a gross profit of 41% and incurring a net loss of $0.7 million and diluted net loss per share of $0.12 for the year ended December 31, 2021, versus diluted net loss per share of $0.70 from the prior year. One-time legal settlements of $3.2 million and other non-routine activity significantly contributed to the net loss for the year ended December 31, 2021.

During 2020 and 2021, our volumes were materially impacted by the COVID-19 pandemic. Beginning in March 2020, the Company experienced a material decline in volumes driven by the federal, state, and local governmental policies and initiatives to reduce the transmission of COVID-19. During the third quarter of 2020, the Company began to experience a recovery in volumes, which continued into 2021. The recovery has been driven by people returning back to work, general condition of the economy and vaccination efforts.

  As the Company disclosed in its Quarterly Report on Form 10-Q for the third quarter of 2021, and more recently in a Current Report on Form 8-K filed on December 10, 2021, the Company’s Board of Directors authorized the Company to explore shareholder enhancement opportunities, including strategic alternatives, such as the potential sale or merger of the Company, capitalization optimization and dividend strategies. The Company continues to explore such opportunities. There can be no assurances that the shareholder enhancement review process will result in a transaction or other strategic change or outcome. The Company has not set a timetable for the conclusion of its review of strategic alternatives, and it does not intend to comment further unless and until the Board has approved a specific course of action or the Company has otherwise determined that further disclosure is appropriate or required by law. The Company’s Board of Directors has designated a subcommittee of the Board to review shareholder enhancement opportunities. The Company has retained investment banking firms and corporate transaction legal advisors in connection with its exploration of shareholder enhancement opportunities.

The following table sets forth, for the periods indicated, the selected statements of operations data as a percentage of total revenue:

	Year Ended December 31,
	2021	2020	2019
Revenues	100.0%	100.0%	100.0%
Cost of revenues	58.8%	77.1%	56.4%
Gross profit	41.2%	22.9%	43.6%
Operating Expenses:
General & administrative	24.6%	28.5%	19.1%
Marketing & selling	11.3%	16.7%	12.3%
Research & development	4.5%	6.0%	4.2%
Total Operating Expenses	40.4%	51.2%	35.6%
Operating income (loss)	0.8%	28.3%	8.0%

Other Income (Expense):
Gain on forgiveness of PPP Loan	8.8%	0.0%	0.0%
Settlements	-12.6%	0.0%	0.0%
Other (expense) income	-0.2%	-0.7%	0.2%
Total Other Income (Expense)	-4.0%	-0.7%	0.2%

Net (loss) income before (benefit from) provision for income taxes	-3.2%	-29.0%	8.2%
(Benefit from) provision for income taxes	-0.6%	-11.0%	4.0%
Net (loss) income	-2.6%	-18.0%	4.2%

Revenue by Geographic Region

	Year Ended December 31,
	2021	2020	2019
Consolidated Revenue:
United States	$23,584	$19,486	$27,329
Brazil	640	1,344	9,819
Other	685	530	530
Total Revenue	$24,909	$21,360	$37,678

Results for the Year Ended December 31, 2021, Compared to Results for the Year Ended December 31, 2020 (in thousands)

	2021		2020		Change	%
Revenues		$24,909		$21,360	$3,549	17%
Cost of revenues		14,645		16,474	(1,829)	-11%
Gross profit		10,264		4,886	5,378	110%
Operating Expenses:
General & administrative		6,126		6,095	31	1%
Marketing & selling		2,799		3,577	(778)	-22%
Research & development		1,130		1,280	(150)	-12%
Total Operating Expenses		10,055		10,952	(897)	-8%
Operating income (loss)		209		(6,066)	6,275	103%

Other Income (Expense):
Gain on forgiveness of PPP Loan		2,181		-	2,181	100%
Settlements		(3,150)		-	(3,150)	100%
Other expense		(61)		(140)	79	-56%
Total Other Income (Expense)		(1,030)		(140)	(890)	636%

Net loss before benefit from income taxes		(821)		(6,206)	5,385	-87%
Benefit from income taxes		(156)		(2,347)	2,191	-93%
Net loss	$	(665)	$	(3,859)	$3,194	-83%

Revenue: The revenue increase of 17% was primarily due to a 9% increase in volume, compounded by an 8% increase in average revenue per sample, primarily as a result of business mix and increased domestic volumes. Domestic revenues increased by 21% compared to the prior year period, due to an increase in volume and growth in the base business. International revenues decreased by 29% from 2020 to 2021, due to decline in volume from unfavorable market forces in Brazil and the COVID-19 pandemic. See geographic breakdown of revenue above. The Company does not expect any material change in its Brazil driver license business as this market continues to be considerably uncertain.

Gross profit: The 110% increase in gross profit was due to higher sales volume and lower personnel costs. Higher volume and lower personnel costs was the primary factor in the gross profit percentage increase from 23% in 2020 to 41% in 2021. The decrease in lower labor and related costs was primarily due to the recognition of the refundable employee retention tax credits in 2021 and the retention of certain laboratory employees during 2020, to qualify for PPP Loan forgiveness with no offsetting proportional revenue.

General and administrative (“G&A”) expenses: G&A expenses decreased 1% from 2020 to 2021, primarily driven by reductions in personnel costs after the PPP Loan covered period expired, cost-savings initiatives, including salary reductions; in response to the COVID-19 pandemic and refundable employee retention tax credits in 2021. These decreases were partially offset by higher legal expenses related to the exploration of possible strategic alternatives in an effort to enhance shareholder value. As a percentage of revenue, G&A expenses represented 24.6% in 2021 compared to 28.5% in 2020.

Marketing and selling expenses: Marketing and selling expenses decreased 22% from 2020 to 2021, primarily driven by cost reduction initiatives; specifically, lower personnel related costs (including less travel and meals) and in addition refundable employee retention tax credits. As a percentage of revenue, marketing and selling expenses represented 11.2% in 2021 compared to 16.7% in 2020.

Income Taxes: During the year ended December 31, 2021, the Company recorded a tax benefit of $0.2 million representing a tax rate of 19% compared to a tax rate of 38% in 2020. For information regarding additional matters related to our taxes, please see Note 5 — "Income Taxes" to the Consolidated Financial Statements included in this Annual Report.

Results for the Year Ended December 31, 2020, Compared to Results for the Year Ended December 31, 2019 (in thousands)

	2020		2019	Change		%
Revenues		$21,360	$37,678	$	(16,318)	-43%
Cost of revenues		16,474	21,234		(4,760)	-22%
Gross profit		4,886	16,444		(11,558)	-70%
Operating Expenses:
General & administrative		6,095	7,221		(1,126)	-16%
Marketing & selling		3,577	4,658		(1,081)	-23%
Research & development		1,280	1,567		(287)	-18%
Total Operating Expenses		10,952	13,446		(2,494)	-19%
Operating (loss) income		(6,066)	2,998		(9,064)	-302%
Other (expense) income		(140)	58		(198)	-341%
Net (loss) income before (benefit from) provision for income taxes		(6,206)	3,056		(9,262)	-303%
(Benefit from) provision for income taxes		(2,347)	1,514		(3,861)	-255%
Net (loss) income	$	(3,859)	$1,542	$	(5,401)	-350%

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

General and administrative (“G&A”) expenses: G&A expenses decreased 16% from 2019 to 2020, primarily driven by reductions in personnel costs after the PPP Loan covered period expired, cost-savings initiatives, including salary reductions, in response to the COVID-19 pandemic and lower international tax expense. These decreases were partially offset by higher legal expenses related to the exploration of possible strategic alternatives in an effort to enhance shareholder value. As a percentage of revenue, G&A expenses represented 28.5% in 2020 compared to 19.2% in 2019.

Marketing and selling expenses: Marketing and selling expenses decreased 23% from 2019 to 2020, primarily driven by cost reduction initiatives; specifically, lower personnel related costs (including less travel and meals). In addition, lower recruiting fees and commissions from volume decline contributed to the comparative decrease. As a percentage of revenue, marketing and selling expenses represented 16.7% in 2020 compared to 12.4% in 2019.

Income Taxes: During the year ended December 31, 2020, the Company recorded a tax benefit of $2.3 million representing a tax rate of 38% compared to a tax rate of 50% in 2019. For information regarding additional matters related to our taxes, please see Note 5 – "Income Taxes" to the Consolidated Financial Statements included in this Annual Report.

Liquidity and Capital Resources

The Company had $2.0 million and $2.8 million of cash as of December 31, 2021, and 2020, respectively. The Company’s operating activities generated net cash of $0.4 million in 2021, used net cash of $4.1 million in 2020 and generated net cash $4.3 million in 2019. Investing activities used net cash of $0.2 million and $0.9 million in 2021 and 2020, respectively, and generated net cash of $2.1 million in 2019. Financing activities used net cash of $1.0 million in 2021, provided net cash of $0.5 million in 2020 and used $3.0 million in 2019.

Operating cash generated in operations of $0.4 million in 2021 primarily reflected the net loss of $0.7 million adjusted for PPP Loan forgiveness of $2.2 million, depreciation and amortization of $2.8 million and stock compensation expense of $0.7 million. Cash generated in operations was also affected by the following changes in assets and liabilities: an increase in accounts receivable of $0.8 million and an increase in accrued expenses of $1.4 million. The $4.5 million change in operating cash from a negative $4.1 million in 2020 to a positive $0.4 million in 2021 was primarily driven by improved operating results in 2021.

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

Cash used in investing activities primarily reflected the purchase of capital expenditures. Capital expenditures were $0.2 million, $1.0 million and $1.7 million in 2021, 2020 and 2019, respectively. In 2021, the expenditures related principally to laboratory equipment, machinery, and computer software. Marketable securities transactions consisted of the sale of one certificate of deposit (“CD”) for $3.8 million in 2019.

Financing cash flow in 2021 primarily reflected repayments under the Equipment Loan Arrangement of $0.7 million. During 2021, 2020 and 2019, the Company did not repurchase any shares of common stock for treasury. The Company has authorized 750,000 shares for repurchase since June of 1998, of which 250,000 shares of common stock were authorized in March of 2008 for repurchase. Since 1998, a total of 550,684 shares have been repurchased. The Company also distributed cash dividends to its shareholders of $0.3 million in 2021, $1.0 million in 2020 and $4.0 million in 2019.

The Company’s current intention is to continue to declare and pay dividends to the extent funds are available and not required for operating purposes or capital requirements, and only then, upon approval by the Board of Directors. There can be no assurance that in the future the Company will pay dividends.

At December 31, 2021, the Company’s principal sources of liquidity included $2.0 million of cash on hand. Management currently believes that such funds, together with future operating profits, should be adequate to fund anticipated working capital requirements, including debt obligations, and capital expenditures for at least the next 12 months. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include but are not limited to, issuance of common stock or debt financing, lines of credit, or equipment leasing; although there is no assurance that such financings will be available to the Company on terms it deems acceptable, if at all.

On May 4, 2020, the Company borrowed $2.2 million from Bank of America, N.A., pursuant to the PPP, established under the CARES Act. These funds were used to maintain operations, including the employment of both exempt and non-exempt employees, in order to meet the drug testing needs of our customers and adhere to strict quality standards in the midst of the worldwide COVID-19 pandemic.

During the third quarter of 2021, the PPP Loan and accrued interest was 100% forgiven by the SBA. The PPP Loan exceeded $2.0 million audit threshold established by the SBA, and therefore, also will be subject to audit by the SBA in the future.

Purchase Commitment

Operating leases consist of rent obligations for the company’s facilities and corporate office. The Company has no significant contractual obligation for supply agreements as of December 31, 2021.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 2 – “Summary of Significant Accounting Policies” included in Item 8 of this Annual Report. Management believes the most critical accounting policies are as follows:

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, including legal contingencies, bad debts, long-lived asset lives, income tax valuation, stock-based compensation and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Capitalized Development Cost

We capitalize costs related to significant software projects developed or obtained for internal use in accordance with U.S. generally accepted accounting standards. Costs incurred during the preliminary project work stage or conceptual stage, such as determining the performance requirements, system requirements and data conversion, are expensed as incurred. Costs incurred in the application development phase, such as coding, testing for new software and upgrades that result in additional functionality, are capitalized and are amortized using the straight-line method over the useful life of the software for between three to five years. Costs incurred during the post-implementation/operation stage, including training costs and maintenance costs, are expensed as incurred. We capitalized internally developed software costs of $99 thousand, $213 thousand and $234 thousand during the years ended December 31, 2021, 2020 and 2019, respectively. The software development is for primarily for two projects. Determining whether particular costs incurred are more properly attributable to the preliminary or conceptual stage, and thus expensed, or to the application development phase, and thus capitalized and amortized, depends on subjective judgments about the nature of the development work, and our judgments in this regard may differ from those made by other companies. General and administrative costs related to developing or obtaining such software are expensed as incurred.

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

Contingencies

In the normal course of business, we are subject to contingencies, such as legal proceedings and claims arising out of our business, which include class action allegations, that cover a wide range of matters, including, among others, government investigations, product liability, contractual claims and tax matters. In general, we do not have insurance coverage for class action lawsuits. We are also involved in various other legal actions arising in the normal course of business, for which insurance coverage may or may not be available depending on the nature of the action. We recognize accruals for such contingencies when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated. These estimates are subject to uncertainties that are difficult to predict and, as such, actual results could vary from these estimated.

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

The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. The Company did not have any interest or penalties accrued as of December 31, 2021, or 2020. The Company does not expect the unrecognized tax benefits to change significantly over the next twelve months.

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

Recent Accounting Pronouncements

See Note 2 – “Summary of Significant Accounting Policies” in the accompanying Notes to the Consolidated Financial Statements included in this Annual Report for further detail on recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

(a)  Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Psychemedics Corporation

Acton, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Psychemedics Corporation (the “Company”) and subsidiaries as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income/(loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Boston, Massachusetts

March 30, 2022

PSYCHEMEDICS CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash	$1,992	$2,833
Accounts receivable, net of allowance for doubtful accounts of $89 and $37 at December 31, 2021 and 2020, respectively	4,116	3,356
Prepaid expenses and other current assets	1,499	914
Income tax receivable	2,678	2,495

Total Current Assets	10,285	9,598

Property and equipment:
Computer software	4,521	4,422
Office furniture and equipment	2,195	2,139
Laboratory equipment	16,005	15,978
Leasehold improvements	3,629	3,629
	26,350	26,168
Accumulated depreciation and amortization	(19,659)	(16,937)
	6,691	9,231
Other assets	864	888
Net deferred tax assets	160	-
Operating lease right-of-use assets	3,552	4,286

Total Assets	$21,552	$24,003

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$994	$577
Accrued expenses	3,188	1,801
Current portion of long-term debt	664	688
Current portion of operating lease liabilities	984	875

Total Current Liabilities	5,830	3,941

Long-term debt	599	3,444
Net deferred tax liabilities	-	211
Long-term portion of operating lease liabilities	2,880	3,895
Total Liabilities	9,309	11,491

Commitments and Contingencies (Note 9)
Shareholders' Equity:
Preferred stock, $0.005 par value, 873 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.005 par value; 50,000 shares authorized 6,257 shares and 6,205 shares issued at December 31, 2021 and 2020, respectively, 5,589 shares outstanding and 5,537 shares outstanding at December 31, 2021 and 2020, respectively	31	31
Additional paid-in capital	33,478	32,803
Less - Treasury stock, at cost, 668 shares	(10,082)	(10,082)
Accumulated deficit	(9,550)	(8,606)
Accumulated other comprehensive loss	(1,634)	(1,634)

Total Shareholders' Equity	12,243	12,512

Total Liabilities and Shareholders' Equity	$21,552	$24,003

The accompanying notes are an integral part of these Consolidated Financial Statements.

PSYCHEMEDICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME/(LOSS)

(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019

Revenues	$24,909	$21,360	$37,678
Cost of revenues	14,645	16,474	21,234
Gross profit	10,264	4,886	16,444

Operating Expenses:
General & administrative	6,126	6,095	7,221
Marketing & selling	2,799	3,577	4,658
Research & development	1,130	1,280	1,567
Total Operating Expenses	10,055	10,952	13,446
Operating income (loss)	209	(6,066)	2,998

Other Income (Expense):
Gain on forgiveness of PPP Loan	2,181	-	-
Settlements	(3,150)	-	-
Other (expense) income	(61)	(140)	58
Total Other Income (Expense)	(1,030)	(140)	58

Net (loss) income before (benefit from) provision for income taxes	(821)	(6,206)	3,056
(Benefit from) provision for income taxes	(156)	(2,347)	1,514
Net (loss) income	$(665)	$(3,859)	$1,542

Other Comprehensive (Loss) Income:
Foreign currency translation, net of taxes	-	(10)	(225)
Total Comprehensive (Loss) Income	$(665)	$(3,869)	$1,317

Basic net (loss) income per share	$(0.12)	$(0.70)	$0.28

Diluted net (loss) income per share	$(0.12)	$(0.70)	$0.28

Dividends declared per share	$0.05	$0.18	$0.72

Weighted average common shares outstanding:
Basic	5,549	5,524	5,514
Diluted	5,549	5,524	5,525

The accompanying notes are an integral part of these Consolidated Financial Statements.

PSYCHEMEDICS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Common Stock			Treasury Stock					Accumulated Other
		$0.005	Paid-In				Accumulated		Comprehensive
	Shares	par Value	Capital	Shares	Cost		Deficit		Income (loss)	Total
BALANCE, December 31, 2018	6,175	31	31,523	668		(10,082)		(1,326)	(1,399)	18,747
Shares issued – vested	10	-	-	-		-		-		-
Tax withholding related to vested shares from employee stock plans	-	-	(33)	-		-		-	-	(33)
Stock compensation expense	-	-	759	-		-		-	-	759
Cash dividends declared ($0.72 per share)	-	-	-	-		-		(3,970)	-	(3,970)
Net income	-	-	-	-		-		1,542	-	1,542
Foreign currency translation, net of taxes	-	-	-	-		-		-	(225)	(225)
BALANCE, December 31, 2019	6,185	31	32,249	668		(10,082)		(3,754)	(1,624)	16,820
Shares issued – vested	20	-	-	-		-		-		-
Tax withholding related to vested shares from employee stock plans	-	-	(9)	-		-		-	-	(9)
Stock compensation expense	-	-	563	-		-		-	-	563
Cash dividends declared ($0.18 per share)	-	-	-	-		-		(993)	-	(993)
Net loss	-	-	-	-		-		(3,859)	-	(3,859)
Foreign currency translation, net of taxes	-	-	-	-		-		-	(10)	(10)
BALANCE, December 31, 2020	6,205	$31	$32,803	668	$	(10,082)	$	(8,606)	$ (1,634)	$12,512
Shares issued – vested	51	-	-	-		-		-	-	-
Exercise of stock options	1	-	4	-		-		-	-	4
Tax withholding related to vested shares from employee stock plans	-	-	(72)	-		-		-	-	(72)
Stock compensation expense	-	-	743	-		-		-	-	743
Cash dividends declared ($0.05 per share)	-	-	-	-		-		(279)	-	(279)
Net loss	-	-	-	-		-		(665)	-	(665)
BALANCE, December 31, 2021	6,257	$31	$33,478	668	$	(10,082)	$	(9,550)	$ (1,634)	$12,243

The accompanying notes are an integral part of these Consolidated Financial Statements.

PSYCHEMEDICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020	2019

Cash flows from operating activities:
Net (loss) income	$(665)	$(3,859)	$1,542
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Forgiveness of PPP loan	(2,181)	-	-
Depreciation and amortization	2,784	2,691	2,914
ROU asset amortization	906	935	-
Deferred income taxes	(371)	(339)	(405)
Loss on sale of fixed assets	-	94	-
Non-cash interest income (expense)	-	-	33
Stock compensation expense	743	563	759
Changes in operating assets and liabilities:
Accounts receivable	(760)	424	1,049
Prepaid expenses and other current assets	(585)	392	64
Income tax receivable	(183)	(2,013)	(482)
Accounts payable	417	(281)	(494)
Operating lease liabilities	(1,078)	(914)	-
Accrued expenses	1,387	(1,776)	(671)
Net cash provided by (used in) operating activities	414	(4,083)	4,309

Cash flows from investing activities:
Proceeds from sale of fixed assets	-	140	-
Proceeds from short-term investments	-	-	3,810
Other assets	(38)	(7)	(56)
Purchases of property and equipment and capitalized software development costs	(182)	(991)	(1,677)
Net cash (used in) provided by investing activities	(220)	(858)	2,077

Cash flows from financing activities:
Cash dividends paid	(279)	(993)	(3,970)
Proceeds from stock options and tax withholding related to vested shares from employee stock plans	(68)	(9)	(33)
Proceeds from PPP Loan	-	2,181	-
Proceeds from equipment financing	-	-	1,416
Payments of equipment financing	(688)	(678)	(415)
Net cash (used in) provided by financing activities	(1,035)	501	(3,002)

Effect of exchange rate changes on cash	-	(10)	(170)
Net (decrease) increase in cash and cash equivalents	(841)	(4,450)	3,214
Cash, beginning of year	2,833	7,283	4,069
Cash, end of year	$1,992	$2,833	$7,283

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$405	$249	$2,898
Cash paid for interest	$50	$75	$59
Cash paid for operating leases	$1,151	$1,038	$1,199
Right-of-use assets acquired through operating leases	$172	$2,346	$4,363
Non-cash investing and financing activities:
Purchases of equipment through accounts payable and accrued liabilities	$-	$241	$1,882

The accompanying notes are an integral part of these Consolidated Financial Statements.

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

The Coronavirus Aid, Relieve and Economic Security Act (“CARES”) Act, enacted on March 27, 2020, and the Families First Coronavirus Response Act, in each case modified by the Consolidated Appropriations Act enacted in December 2020, were emergency economic stimulus packages that included spending provisions and tax cuts to strengthen the United States economy and to fund a nationwide effort to curtail the effect of COVID-19. The principal impact of the CARES Act and subsequent legislation was the adoption of the Paycheck Protection Program (“PPP”). The CARES Act, together with subsequent legislation, also provided sweeping tax changes in response to the COVID-19 pandemic, including amendments to certain provisions of the previously enacted Tax Cuts and Jobs Act. The Company recognized a benefit of $2.6 million and $0.2 million for the years ended December 31, 2021, and December 31, 2020, respectively, as a reduction to cost of revenues and operating expenses related to the employee retention credit which was a tax provision in the CARES Act and subsequent legislation. Additionally, the CARES Act allowed the Company to fully carryback the 2020 net operating loss, for a refund of corporate income taxes previously paid.

Liquidity and Management’s Plans

At December 31, 2021, the Company’s principal sources of liquidity included $2.0 million of cash on hand. Management currently believes that such funds, together with future operating profits, should be adequate to fund anticipated working capital requirements, including debt obligations, and capital expenditures for at least the next 12 months. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include but are not limited to, issuance of common stock or debt financing, lines of credit, or equipment leasing, although there is no assurance that such financings will be available to the Company on terms it deems acceptable, if at all.

2. Summary of Significant Accounting Policies

Risks and Uncertainties

The Company is subject to a number of risks and uncertainties similar to those of other companies, such as those associated with the continued expansion of the Company’s sales and marketing network, technological developments, intellectual property protection, development of markets for new products and services offered by the Company, the economic health of principal customers of the Company, financial and operational risks associated with expansion of testing facilities used by the Company, government regulation (including, but not limited to, FDA regulations, proposed laws and regulations, and delays in implementation of laws and regulations), competition and general economic conditions.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities at the date of purchase of 90 days or less as cash equivalents. As of December 31, 2021 and 2020, there were no investments classified as cash equivalents.

Property and Equipment

Property & equipment are recorded at cost. Depreciation and amortization is computed over the estimated useful lives of the assets, using the straight-line method. Repair and maintenance costs are expensed as incurred. The estimated useful lives of the assets are:

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

2. Summary of Significant Accounting Policies (continued)

Computer software (years)	3	to	5
Office furniture and equipment (years)	3	to	7
Laboratory equipment (years)	5	to	7
Leasehold improvements	Lesser of estimated useful life or lease term

The Company recorded depreciation and amortization related to property and equipment and capitalized software of $2.7 million, $2.6 million, and $2.9 million in 2021, 2020 and 2019, respectively. The Company had $0.5 million of capitalized software and equipment that was not placed in service as of December 31, 2021, which is included as a component of computer software on the accompanying consolidated balance sheets.

Capitalized Software Development Costs

We capitalize costs related to significant software projects developed or obtained for internal use, including costs incurred in a cloud computing arrangement. Costs incurred during the preliminary project work stage or conceptual stage, such as determining the performance requirements, system requirements and data conversion, are expensed as incurred. Costs incurred in the application development phase, such as coding, testing for new software and upgrades that result in additional functionality, are capitalized and are amortized using the straight-line method over the useful life of the software for three to five years. Costs incurred during the post-implementation/operation stage, including training costs and maintenance costs, are expensed as incurred. In accordance with Company policy, during the years ended December 31, 2021, and 2020, we capitalized internally developed software costs of $99 thousand and $213 thousand, respectively. Amortization expense related to software development costs was $421 thousand, $293 thousand and $457 thousand in 2021, 2020 and 2019, respectively. Determining whether particular costs incurred are more properly attributable to the preliminary or conceptual stage, and thus expensed, or to the application development phase, and thus capitalized and amortized, depends on subjective judgments about the nature of the development work, and our judgments in this regard may differ from those made by other companies. General and administrative costs related to developing or obtaining such software is expensed as incurred.

Other Assets

Other assets primarily consist of capitalized legal costs relating to patent applications. The Company amortizes these costs over the lesser of the legal life or estimated useful life of the patent from the date of grant of the applicable patent. The typical life is twenty years. As of December 31, 2021, the Company had capitalized legal costs relating to patent applications of $1.1 million with accumulated amortization of $0.4 million, for a net balance of $0.7 million. As of December 31, 2020, the Company had capitalized legal costs relating to patent applications of $1.0 million with accumulated amortization of $0.3 million, for a net balance of $0.7 million. Amortization expense was $62 thousand, $62 thousand, and $40 thousand in 2021, 2020 and 2019, respectively. The amount of amortization related to patent applications is expected to remain below $100 thousand per year for the next five years.

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

December 31, 2021

2. Summary of Significant Accounting Policies (continued)

The table below disaggregates our external revenue by major source (in thousands). For additional revenue detail relating to geographic breakdown of sales, see Note 13 – “Business Segment Reporting”.

	Year Ended December 31,
	2021	2020	2019
Consolidated Revenue:
Testing	$21,894	$19,068	$34,555
Shipping / Collection (hair)	2,847	2,174	2,876
Other	168	118	247
Total Revenue	$24,909	$21,360	$37,678

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

Shipping and Hair Collection Revenue

Shipping revenue represents the amount billed to customers related to shipping of the hair specimen and CCF (collectively called the “sample”) to the Company’s laboratory. Collection revenue represents the amount billed to customers related to the collection of the hair specimen. This collection is done by third parties who have contracted with the Company. Shipping and hair collection revenue is recognized when performance obligations under the terms of the contract with a customer are satisfied; generally, this occurs with the transfer of control of the Company’s service, which occurs at a specific point-in-time. The specific point-in-time is the completion of the test (associated with the shipping or hair collection charge) and availability of test results to the customer.

Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing services. As the Company controls the service before transferring to the customer, it is considered a principal in the transaction, and therefore records revenues on gross basis, with shipping and hair collection costs in costs of revenues.

 Other Revenue

Other revenue represents several items including: urine testing performed by other labs, medical review officer charges, legal/testifying services, and other miscellaneous charges. The total of all these items is less than 1% of total revenue. The amounts are generally billed to customers as services are performed, which occurs at a specific point-in-time.

  Practical Expedients and Exemptions

The Company generally expenses sales commissions when incurred as they are typically not related to costs to fulfill customer contracts but relate to overall sales targets. These costs are recorded within marketing and selling expense on the accompanying consolidated statements of operations.

 Research and Development Expenses

The Company expenses all research and development costs as incurred.

 Contingencies

Loss contingencies from legal proceedings and claims may occur from government investigations, shareholder lawsuits, product liability, contractual claims, tax and other matters. Accruals are recognized when it is probable that a liability will be incurred, and the amount of loss can  be reasonably estimated. Legal fees are expensed as incurred.

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

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

Significant Customers and Concentration of Credit Risk

The Company had no customers that represented 10% or more of total revenue for the years ended December 31, 2021, and 2020, respectively. The Company had one customer that represented 26% of total revenue for the year ended December 31, 2019. The Company had no customers account for 10% or more of the total accounts receivable balance as of December 31, 2021, and 2020, respectively.

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

Stock compensation expense by income statement account is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenues	$63	$50	$59
General & administrative	503	380	579
Marketing & selling	114	74	54
Research & development	63	59	67
Total stock compensation	$743	$563	$759

 See Note 7 – “Stock-Based Awards” for additional information relating to the Company’s stock plan.

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

  2. Summary of Significant Accounting Policies (continued)

    Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares and dilutive common stock equivalents outstanding during the period. The number of dilutive common stock equivalents outstanding during the period has been determined in accordance with the treasury-stock method. Common equivalent shares consist of common stock issuable upon the exercise of outstanding options and the unvested portion of stock unit awards (“SUAs”).

Basic and diluted weighted average common shares outstanding are as follows (in thousands):

	2021	2020	2019
Weighted average common shares outstanding, basic	5,549	5,524	5,514
Dilutive common equivalent shares	-	-	11
Weighted average common shares outstanding, assuming dilution	5,549	5,524	5,525

   For the years ended December 31, 2021, 2020 and 2019, options to purchase 545 thousand, 588 thousand and 357 thousand common shares were outstanding but not included in the dilutive common equivalent share calculation as their effect would have been anti-dilutive.

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

Foreign Currency Translation

   To the extent sales are made through our Brazil subsidiary, such sales are transacted in Brazilian Real and translated into US dollars. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the consolidated balance sheet date. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities that are in the functional currency is included as a component of shareholders’ equity in accumulated other comprehensive income (loss). The total change in foreign currency translation adjustment for the year ended December 31, 2021, and 2020, respectively was an immaterial amount.

Segment Reporting

    The Company manages its operations as one segment, drug testing services. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment. See Note 13 – “Business Segment Reporting” for geographic breakdown of revenue.

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

2. Summary of Significant Accounting Policies (continued)

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

	As of December 31,
	2021	2020
Balance, beginning of period	$37	$45
Provision for doubtful accounts	55	22
Write-offs	(3)	(30)
Balance, end of period	$89	$37

4. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2021	2020
Accrued compensation and employee benefits	$507	$315
Accrued vacation expense	373	379
Accrued taxes	200	4
Accrued shipping expense	488	511
Accrued legal settlement	1,150	-
Other accrued expenses	470	592
Total Accrued Expenses	$3,188	$1,801

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

5. Income Taxes

The income tax provision consists of the following (in thousands):

	Year Ended December 31,
	2021		2020		2019
Current –
Federal		$131	$	(2,006)	$1,478
State		84		(2)	54
Foreign		-		-	348
Total Current Deferred –		215		(2,008)	1,880
Federal		(704)		(13)	(139)
State		333		(326)	(227)
Total Deferred		(371)		(339)	(366)
Income Tax Provision	$	(156)	$	(2,347)	$1,514

A reconciliation of the effective rate with the federal statutory rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	10.4%	4.4%	(4.5% )
Permanent differences	47.6%	0.0%	-8.1%
Stock based compensation	1.4%	(0.4% )	1.3%
Federal R&D Credits	0.0%	1.6%	-4.7%
Foreign taxes, net of federal benefit	(10.9% )	(2.2% )	44.5%
Difference in tax rate for carryback claim	0.0%	13.4%	0.0%
Increase/(decrease) in valuation reserve	(50.5% )	0.0%	0.0%
Effective tax rate	19.0%	37.8%	49.5%

The change in effective tax rate from 2020 to 2021 was primarily driven by the Company’s 2020 carryback claim for the net loss as well as an increase to the valuation allowance in 2021 and a decrease in foreign taxes and federal tax credits in 2021, which were partially offset by the debt forgiveness and an increase in state taxes due to the CA research credits. As of December 31, 2021, the Company had $0.3 million of federal net operating loss carryforwards which do not expire. As of December 31, 2021, the Company had $2.6 million of state net operating loss carryforwards, of which $2.4 million expire at various dates between 2030 and 2041, and $0.2 million do not expire. As of December 31, 2021, the Company had $0.1 million of federal tax credit carryforwards that expire in 2040 and there were $1.2 million of California tax credit carryforwards relating to the years 2013 through 2021 which have an unlimited carryforward period. In 2021, the 10.4% state income tax effective rate primarily consisted of California research tax credits of 9.4%.

The components of the net deferred tax liabilities included in the accompanying balance sheets are as follows (in thousands):

	As of December 31,
	2021	2020
Deferred Tax Assets
Allowance for doubtful accounts	$21		$9
Accrued expenses	129		112
Stock-based compensation	325		265
R&D tax credits	1,083		1,005
Operating lease	944		1,130
PPP Loan expenses	-		9
NOL carryforward	219		97
Gross Deferred Tax Assets	2,721		2,627
Valuation Allowance	(414)		-
Deferred Tax Assets After Valuation Allowance	2,307		2,627

Deferred Tax Liabilities
Excess of tax over book depreciation and amortization	(1,249)		(1,775)
Prepaid expenses	(61)		(48)
Operating lease	(837)		(1,015)
Gross Deferred Tax Liabilities	(2,147)		(2,838)

Net Deferred Tax Assets/(Liabilities)	$160	$	(211)

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

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

ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on an audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. The Company had immaterial uncertain tax positions at December 31, 2021, and 2020, respectively.

The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. The Company’s policy is to recognize interest and penalties related to income tax matters as a general and administrative expense, when and if incurred. Interest and penalties for the years ended December 31, 2021, 2020 or 2019 were not material. In 2019, the I.R.S. completed a standard review of the Company’s 2016 tax year. The tax years ended December 31, 2018, through December 31, 2021, remain subject to examination by all major taxing authorities.

6. Preferred Stock

The Board of Directors has the authority to designate authorized preferred shares in one or more series and to fix the relative rights and preferences without vote or action by the stockholders. The Board of Directors has no present plans to designate or issue any shares of preferred stock.

7. Stock-Based Awards

The 2006 Incentive Plan initially adopted in 2006 provides for grants of options with terms of up to ten years, grants of restricted stock or stock unit awards (“SUAs”), issuances of stock bonuses or grants other stock-based awards plus cash-based awards, to officers, directors, employees, and consultants. Such shares are issuable out of the Company’s authorized but unissued common stock. In May 2021, the 2006 Incentive Plan was amended to increase the total number of shares issuable thereunder from 1.2 million to 1.6 million. As of December 31, 2021, 285 thousand shares remained available for future grant under the 2006 Incentive Plan.

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

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

7. Stock-Based Awards (continued)

On January 25, 2021, the Company granted SUAs covering 1.5 thousand shares of common stock. On March 16, 2021, the Company granted SUAs covering two thousand shares of common stock. On May 13, 2021, the Company granted SUAs covering 115.5 thousand shares of common stock. The SUAs vest over a period of two years for non-employee board members and four years for employees and are convertible into an equivalent number of shares of the Company’s common stock provided that the director or employee receiving the award remains employed throughout the vesting period. The stock options become exercisable over two years for non-employee board members and four years for employees and have a term of 10 years. The Company records compensation expense related to the SUAs and options on a straight-line basis over the vesting term. Employees are issued shares upon vesting, in the case of SUA’s or upon exercise of options, net of tax withholdings, unless the employee chooses to receive all shares and pay for the associated employment taxes. Upon the exercise of a stock option, the Company issues authorized but unissued shares and delivers them to the recipient. The Company does not expect to repurchase shares to satisfy stock option exercises. No other types of equity-based awards have been granted or issued under the 2006 Incentive Plan.

The following table represents all shares granted by the Company under the 2006 Incentive Plan for the last three years (shares in thousands):

Grant Date	Type	Shares	Fair Value Per Share (1)
May 13, 2021	SUA	116	$6.55
March 16, 2021	SUA	2	$7.04
January 25, 2021	SUA	2	$5.54
December 16, 2020	SUA	5	$4.71
November 11, 2020	Options	40	$1.13
November 11, 2020	SUA	190	$4.07
May 3, 2019	Options	192	$2.99
May 3, 2019	SUA	18	$10.60

(1)

The fair value for the SUA’s is the closing price of the Company’s stock on that date. The fair value for options represents the fair value calculated using the Black-Scholes model. Options have contractual lives of 10 years. The options granted on May 3, 2019, have a fair value of $2.99 per share based on the $10.60 grant date and exercise prices and assuming 6.25 and 5.75 year estimated terms, 41% volatility, 2.4% interest rate and a 3.9% dividend yield rate. The options granted on November 11, 2020, have a fair value of $1.13 per share based on the $4.07 grant date and exercise prices and assuming 6.25 and 5.75 year estimated terms, 45% volatility, 0.9% interest rate and a 4.0% dividend yield rate. No options were granted during fiscal year ended December 31, 2021. For options granted during fiscal years ended December 31, 2020, and 2019, the weighted average grant date fair values were $3.47, and $3.40, respectively. For SUAs granted during fiscal years ended December 31, 2021, 2020 and 2019, the weighted average grant date fair values were $6.55, $4.89, and $12.01, respectively.

A summary of the Company’s stock option activity is as follows (in thousands, except price per share):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (2)
Outstanding, December 31, 2020	604	$14.31	7.0	$-
Granted	-	$-
Exercised	(1)	$4.07
Forfeited	(29)	$3.47
Outstanding, December 31, 2021	574	$14.23	6.1	$100

Exercisable, December 31, 2021	464	$15.12	5.7	$-

(2)

The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market price of the Company’s stock on December 31 of the applicable year exceeded the exercise price of any of the underlying options, multiplied by the number of shares subject to each such option. The closing stock price as of December 31, 2021, and 2020 was $7.02 and $5.09, respectively.

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

7. Stock-Based Awards (continued)

A summary of the Company’s stock unit award activity is as follows (in thousands, except price per share):

		Weighted Average
	Number of	Grant-Date Fair Value
	Shares	per Share (3)
Outstanding & Unvested, December 31, 2020	166	$4.50
Granted	119	$6.55
Converted to common stock	(52)	$4.89
Cancelled	(9)	$4.94
Forfeited	-	$-
Outstanding & Unvested, December 31, 2021	224	$5.48

(3)

Weighted average price per share is the weighted grant price based on the closing market price of each of the stock grants related to each transaction type. The weighted average fair value is the weighted average share price times the number of shares.

The fair value of stock unit award vesting was $296 thousand, $274 thousand and $223 thousand for the years ended December 31, 2021, 2020, and 2019, respectively. The intrinsic value of stock unit awards converted to common stock was based on the stock price on the vesting date and amounted to $501 thousand, $115 thousand and $144 thousand for the years ended December 31, 2021, 2020, and 2019, respectively.

As of December 31, 2021, a total of 844 thousand shares of common stock were reserved for issuance under 2006 Incentive Plan. As of December 31, 2021, the unamortized fair value of outstanding options and awards was $1.2 million to be amortized over a weighted average period of 2.9 years.

8. Employee Benefit Plan

The Psychemedics Corporation 401(k) Savings and Retirement Plan (the “401(k) Plan”) is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code. All employees over the age of 21 are eligible to make pre-tax contributions up to a specified percentage of their compensation. Under the 401(k) Plan, the Company may, but is not obligated to, match a portion of the employees’ contributions up to a defined maximum. Matching contributions of zero, $198 thousand and $262 thousand were made in the years ended December 31, 2021, 2020 and 2019, respectively.

9. Commitments and Contingencies

Commitments

The Company leases certain of its facilities and equipment under operating lease agreements expiring on various dates through December 2026. Total minimum lease payments, including scheduled increases, are charged to operations on the straight-line basis over the life of the respective lease. Rent expense was $1.1 million, $1.1 million and $1.2 million in 2021, 2020 and 2019, respectively. See Note 10 – “Operating Leases” for commitments remaining under lease agreements.

Contingencies

In the normal course of business, we are subject to contingencies, such as legal proceedings and claims arising out of our business, that cover a wide range of matters, including, among others, government investigations, shareholder lawsuits, product liability, contractual claims and tax matters. We recognize accruals for such contingencies when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. These estimates are subject to uncertainties that are difficult to predict and, as such, actual results could vary from these estimates.

Settlements

On September 23, 2021, the Company entered into a settlement agreement to resolve a contract dispute regarding the Company’s alleged contractual obligations to a customer involved in litigation with certain of the customer’s former employees regarding their employment termination (the “September 2021 Settlement Agreement”). The Company was not a party to any of these wrongful termination claims and the customer was in control of defending each claim. Pursuant to the September 2021 Settlement Agreement, the Company agreed to pay the customer an aggregate of $1.9 million in addition to $0.2 million that will be paid by the Company’s insurers, in full settlement and release of the dispute. The September 2021 Settlement Agreement includes other customary terms and includes confidentiality provisions between the parties. Neither party has admitted any liability or fault by entering into the September 2021 Settlement Agreement. The Company previously declined to continue its contractual relationship with the customer. The Company funded its payment obligation in full under the September 2021 Settlement Agreement through existing cash on hand. There was no liability reserve in connection with the September 2021 Settlement Agreement as of December 31, 2021.

On December 6, 2021, the Company entered into a binding Memorandum of Understanding (the “MOU”) to settle a purported class action lawsuit against it related to certain California wage and hour laws. The lawsuit, Enma Sagastume v. Psychemedics Corporation, Case No. 2:20-CV-06624-DSF, is pending in the United States District Court for the Central District of California (the “California Lawsuit”) and is similar to numerous lawsuits filed against employers with operations in California.

In the binding MOU, the parties agreed to settle this matter for a payment by the Company of $1.2 million in exchange for the dismissal of the California Lawsuit and a customary release of liability, subject only to final court approval and the process described below. Factoring in that process, the Company estimates that the settlement funds will be dispersed in the second half of 2022, subject to the actual timing of final court approval.

Although the Company believes that the allegations in the California Lawsuit lack merit, it agreed at a mediation to enter into the binding MOU to settle the claims in the California Lawsuit in order to avoid potentially significant legal fees, other expenses, and management time that would have to be devoted to protracted litigation in California regarding its wage and hour laws. The foregoing was also impacted in part by new California case law in February 2021 regarding meal period compliance. The allegations in the California Lawsuit relate to alleged discrepancies in compliance with meal and rest periods required by California law and other alleged compliance discrepancies relating to the California wage and hour laws with respect to non-exempt hourly employees of the Company in California for a period since June 9, 2017. The California Lawsuit sought recovery of wages, penalties, interest, attorneys’ fees and other alleged damages. As part of the settlement, the Company continues to deny any liability or wrongdoing with respect to the claims made in the California Lawsuit.

The MOU assumes class certification for purposes of the settlement only. The settlement amount of $1.2 million, which includes plaintiff attorneys' fees and costs, is subject to potential increase based on any adjustments in the final class size and the exact period to be covered, as determined by the court’s final approval. However, the Company believes that such adjustments, if any, would likely be immaterial. Once court approved, in exchange for the settlement payment, the plaintiff and all class members who do not opt out of the settlement will provide a broad release of any liability relating to the subject matter of the California Lawsuit, including any claims of such persons under California’s Private Attorneys' General Act of 2004. Such release is for the benefit of the Company, its affiliates, and any successor to the Company. The Company has the right to revoke the settlement prior to court approval in the event opt-outs, if any, from the class membership exceed a specified level. While the settlement is subject to final court approval as is customary, the MOU expressly provides that it is binding on and enforceable by each of the parties thereto, including by any successor to the Company. There is a $1.2 million liability reserve in connection with the California Lawsuit as of December 31, 2021.

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

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

The weighted average discount rate used for leases as of December 31, 2021 is 3.9%. The weighted average lease term as of December 31, 2021, is 4.0 years. The operating lease expense for the twelve months ended December 31, 2021, and 2020, was $1.1 million and $1.1 million, respectively.

Maturities and balance sheet presentation of the Company’s lease liabilities for all operating leases as of December 31, 2021, is as follows (in thousands):

2022	$1,117
2023	1,118
2024	1,034
2025	592
2026	460
Total lease payments	4,321
Less interest:	(457)
Present value of lease liabilities	$3,864

Current operating lease liabilities	$984
Long-term operating lease liabilities	2,880
Total	$3,864

11. Debt and Other Financing Arrangements

On March 20, 2014, the Company entered into an equipment financing arrangement with Banc of America Leasing & Capital, LLC (the “Lender”), which it amended on various dates, most recently on March 23, 2021, including a Master Loan and Security Agreement and related documentation (collectively the “Equipment Loan Arrangement”) which provided the Company with the ability to finance, at its option, up to $16 million of new and used equipment purchases. Each such purchase financed under the Equipment Loan Arrangement was documented by the execution of an equipment note with a maturity date of 60 months from the applicable loan date. The loans bore interest at the then current 30-day LIBOR rate plus a premium ranging from 1.75% to 3.79%. Principal and interest were payable over the 60-month repayment period. Borrowings under the Equipment Loan Arrangement were secured by a first priority security interest in the equipment acquired with the proceeds of the equipment notes. Under the Equipment Loan Arrangement, the Company has been subject to a maximum quarterly funded debt to EBITDA ratio and a minimum fixed charge coverage ratio each of which was waived for certain quarters in 2020 and 2021. The Company was in compliance with all covenants under the Equipment Loan Arrangement as of December 31, 2021.

Under the Equipment Loan Arrangement, the Company executed notes on various dates between March 24, 2014, and December 4, 2019 in the aggregate amount of $12.2 million, of which $0.7 million and $0.7 million was repaid in 2021 and 2020, respectively. As of December 31, 2021, the aggregate amount outstanding under the equipment notes was $1.3 million. The weighted average interest rate for these notes for the year ended December 31, 2021, was 3.5% and represented $49 thousand of interest expense. As of December 31, 2021, weighted average interest rate was 3.2%.

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

In July 2021, the PPP Loan was 100% forgiven by the SBA. The forgiveness of the PPP Loan was recorded in the Company’s third fiscal quarter of the 2021, by eliminating the PPP Loan from the consolidated balance sheet with corresponding gains in income.

The annual principal repayment requirements for debt obligations as of December 31, 2021, are as follows (in thousands):

2022	664
2023	294
2024	305
Long-term debt from equipment financing	1,263
Less current portion of long-term debt from equipment financing	(664)
Long-term debt from equipment financing, net of current portion	$599

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

12. Other Expense

Other expense consists primarily of interest expense related to the Company’s equipment financing arrangement. Interest expense for the year ended December 31, 2021, 2020, and 2019 was $49 thousand, $75 thousand, and $59 thousand, respectively. There was no interest income for the years ended December 31, 2021, and 2020. Interest income for the year ended December 31, 2019, was $134 thousand.

13. Business Segment Reporting

The Company manages its operations as one segment, drug testing services. As a result, the financial information disclosed herein materially represents all the financial information related to the Company’s principal operating segment. All Brazil sales were though one independent distributor. The Company’s revenues by geographic region, based on the location of the customer, were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Consolidated Revenue:
United States	$23,584	$19,486	$27,329
Brazil	640	1,344	9,819
Other	685	530	530
Total Revenue	$24,909	$21,360	$37,678

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation as of December 31, 2021, under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President, Controller as well as a third-party internal control firm, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act. Based upon that evaluation, our Chief Executive Officer and Vice President, Controller have concluded that our disclosure controls and procedures were effective as of December 31, 2021, to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Vice President, Controller, as appropriate to allow timely decisions regarding required disclosure.

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

Management, including our Chief Executive Officer and Vice President, Controller, conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting is effective.

c)	Changes in Internal Control over Financial Reporting

There was no change the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

On March 29, 2022, the Board established August 12, 2022, as the scheduled date of the Company’s 2022 annual meeting of stockholders (the “2022 Annual Meeting”). The Company will publish additional details regarding the 2022 Annual Meeting, including its record date and the exact time, location and matters to be voted on at the 2022 Annual Meeting, in the Company’s proxy statement for the 2022 Annual Meeting when it is filed, which the Company currently expects will be in late June. Because the scheduled date of the 2022 Annual Meeting represents a change of more than 60 calendar days from the anniversary date of the Company’s 2021 annual meeting of stockholders, the deadlines for stockholders to submit proposals and nominations of directors for the 2022 Annual Meeting have been adjusted pursuant to the Company’s Amended and Restated Bylaws (the “Bylaws”) and applicable law.

Advance Notice Deadline. Under the Bylaws, in order for director nominations or other business to be presented at the 2022 Annual Meeting, written notice must be delivered to the Company’s Secretary no earlier than April 14, 2022, and no later than the close of business on May 14, 2022. Such notice must comply with the procedural and content requirements of the Bylaws.

Rule 14a-8 Proposals Deadline. Stockholder proposals intended for inclusion in the Company’s definitive proxy statement for the 2022 Annual Meeting pursuant to Rule 14a-8 under the Exchange Act must be received at the Company’s principal executive office not later than a reasonable time before it begins to print and send its proxy materials.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Following is a list that sets forth the names, ages and positions within the Company of all of the Executive Officers of the Company and the Directors of the Company, as well as Directors nominated or chosen to become directors, in each case, as of March 30, 2022.

Name	Age	Position
Raymond C. Kubacki	77	Chairman, Chief Executive Officer, President, Director
Charles Doucot	56	Executive Vice President
Andrew Limbek	36	Vice President, Controller
Michael I. Schaffer, Ph.D.	77	Vice President, Laboratory Operations
Harry Connick*	96	Director, Audit Committee Member, Compensation Committee Member, Nominating Committee Member
Walter S. Tomenson, Jr.	75	Director, Audit Committee Member, Compensation Committee Member, Nominating Committee Member
Robyn C. Davis	60	Director, Audit Committee Member, Compensation Committee Member, Nominating Committee Member
Fred J. Weinert	74	Director, Audit Committee Member, Compensation Committee Member, Nominating Committee Member, Brazil Oversight Committee Member, Lead Independent Director
Andrew Reynolds**	54	Director, Audit Committee Member, Compensation Committee Member, Nominating Committee Member

*retiring as a director as of April 4, 2022.

**elected to the Board effective April 4, 2022.

All Directors hold office until the next annual meeting of stockholders or until their successors are elected. Officers serve at the discretion of the Board of Directors.

Mr. Kubacki has been the Company’s President and Chief Executive Officer since 1991. He has also served as Chairman of the Board of the Company since 2003. From March 2011 until June 2017, he served as a director of Integrated Environmental Technologies, Ltd. From 2007 until 2010, he served as a director of Protection One, Inc. and from 2004 to 2007 he served as a director of Integrated Alarm Services Group, Inc. He is also a trustee of the Center for Excellence in Education based in Washington, D.C. and holds an Executive Masters Professional Director Certification, their highest-level award, from the American College of Corporate Directors, a public company director education and credentialing organization. Mr. Kubacki has been a director of the Company since 1991.

Mr. Doucot has served as Executive Vice President since January 2019. From May 2018 until January 2019, he served as Vice President Sales & Marketing.  Prior to joining the Company, he served as Vice President Sales & GM of Burning Glass Technologies, a data analytics company, from January 2016 to December 2017. From April 2014 to January 2016, he served as Sr. VP and GM at Lumesse, an HR technology company, responsible for the Americas Business and starting a new business unit. From August 2009 to February 2014, he served as VP WW Sales and Marketing for Kalido, a big data and analytics company. Mr. Doucot began his career spending over 15 years at Hewlett-Packard Company with increasing levels of global responsibility.

Mr. Limbek has served as Vice President, Controller since January 2021. From March 2019 until January 2021, he served as an accounting consultant at Applied Genetic Technologies Corporation, a publicly-held clinical stage biotechnology company, where he served as interim Financial Planning & Analysis Director and reported directly to the Chief Financial Officer of the company. From June 2019 until March 2020, he served as Controller at Racepoint Global, Inc., an international independent professional services agency. From January 2018 until June 2019, Mr. Limbek served as Assistant Controller of Racepoint Global, Inc.  From March 2017 until January 2018, Mr. Limbek served as a Senior Accounting Manager at Oxford Global Resources, LLC, a temporary staffing firm. From 2014 until February 2017, he served as a Senior Manager at Bullpen Financial LLC, a financial services firm. Mr. Limbek is a Certified Public Accountant in the Commonwealth of Massachusetts.

Dr. Schaffer has served as Vice President of Laboratory Operations since 1999. From December 2016 – December 2020, Dr. Schaffer served as a member of the Drug Testing Advisory Board (DTAB) which advises the administrator of Substance Abuse and Mental Health Services Administration (SAMHSA) on drug testing activities and laboratory certification. From 1990 to 1999, Dr. Schaffer served as Director of Toxicology, Technical Manager and Responsible Person for the Leesburg, Florida laboratory of SmithKline Beecham Clinical Laboratories. From 1990 to 1999, Dr. Schaffer was also a member of the Board of Directors of the American Board of Forensic Toxicologists. Dr. Schaffer has also served as an inspector for the College of American Pathologists since 1990.

Mr. Connick served as District Attorney for Orleans Parish (New Orleans, LA) from 1974 to 2003. In 2002, Mr. Connick received from Drug Czar, John P. Walters, the Director’s Award for Distinguished Service, in recognition of exemplary accomplishment and distinguished service in the fight against illegal drugs. Mr. Connick has been a director of the Company since 2003. On March 18, 2022, Mr. Connick announced that he was retiring from the Board effective April 4, 2022.

Mr. Tomenson was a senior advisor to Integro Ltd., having retired in 2011. Mr. Tomenson was Managing Director and Chairman of Client Development of Marsh, Inc. from 1998 until 2004. From 1983 to 1998 he was Chairman of FINPRO, the financial/professional services division of Marsh, Inc. Mr. Tomenson is a Trustee of Trinity College School Fund, Inc. He also serves on the Executive Council of Inner-City Scholarship Fund. He is a board member and Vice-Chairman of the Achievement Centers for Children and Families (Delray Beach, FL). Mr. Tomenson holds an Executive Masters Professional Director Certification, their highest-level award, from the American College of Corporate Directors, a public company director education and credentialing organization. Mr. Tomenson has been a director of the Company since 1999.

Ms. Davis has been managing director of Angel Healthcare Investors, LLC, an early-stage investment group focused on medical devices, life sciences and specialty pharmaceutical companies since 2000. Prior to Angel Healthcare, Ms. Davis was a director of the merchant banking services practices for Barents Group, LLC, and a strategy consultant at Bain & Company. She serves as a director of Azenta Inc. a provider of life sciences solutions, and Akston Bioscience, an early-stage company developing an insulin engineering platform for multiple conditions.  Ms. Davis holds an Executive Masters Professional Director Certification from the American College of Corporate Directors. Ms. Davis was elected as a director of the Company on March 16, 2021.

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

Mr. Reynolds serves as an independent director for AddSecure, a Stockholm, Sweden based provider of Internet of Things (IoT) solutions including security, surveillance, and safety communication systems; Idle Smart, an early-stage provider of idle and battery power management solutions for large transport vehicles; and Linxup (formally known as Agilis Systems), a SaaS-based provider of trucking fleet telematics and tracking solutions. Mr. Reynolds also serves as an advisor to Locomation, an autonomous trucking company providing aftermarket solutions for large commercial transport vehicles. From June 2011 until December 2017, Mr. Reynolds served as Senior Vice President of Global Business Development at Fleetmatics, PLC, of Dublin, Ireland (FLTX), a provider of truck fleet tracking and mobile workforce management software. From July 2007 until January 2011, Mr. Reynolds served as Senior Vice President of Corporate Development at Art Technology Group (ARTG), an ecommerce software provider. From September 2002 until June 2007, Mr. Reynolds served as Vice President of Corporate Development for Hyperion Solutions (HYSL), a financial and analytics software applications company.

Our Common Stock is listed on the NASDAQ Stock Market LLC, or Nasdaq, and Nasdaq’s listing standards relating to director independence apply to us. The Board of Directors has determined that the following current directors are independent under applicable Nasdaq listing standards: Messrs. Weinert, Connick and Tomenson, as well as Ms. Davis.

The Company strives to have the members of its Board of Directors possess a diverse set of skills and background so as to best provide guidance to the management team and oversight to the Company. While the Nominating Committee does not have a formal policy in this regard, the Nominating Committee views diversity broadly to include a diversity of experience, skills and viewpoint, as well as diversity of gender and race. The Nominating Committee does not assign specific weights to particular criteria and no particular criterion is necessarily applicable to all prospective nominees. Skills sought include financial, capital markets, executive leadership, sales and marketing, domestic and international business development and strategic planning.

The Company recognizes that different board leadership structures may be appropriate for companies in different situations and believe that no one structure is suitable for all companies. We believe our current board leadership structure is optimal for us because it demonstrates to our employees, suppliers, customers, and other stakeholders that we are under strong leadership, with a single person setting the tone and having primary responsibility for managing our operations. A single leader for both the Company and the Board of Directors eliminates the potential for confusion or duplication of efforts and provides us with clear leadership.

Because the positions of Chairman of the Board and Chief Executive Officer are held by the same person, the Board also believes it is appropriate for the independent directors to elect one independent director to serve as a Lead Independent Director. In addition to presiding at executive sessions of independent directors, the Lead Independent Director has the responsibility to: (1) coordinate with the Chairman of the Board and Chief Executive Officer in establishing the agenda and topic items for Board meetings; (2) retain independent advisors on behalf of the Board as the Board may determine is necessary or appropriate; and (3) perform such other functions as the independent directors may designate from time to time. Mr. Weinert currently serves as the Lead Independent Director, a position he has held since March 2021.

Our overall leadership structure consists of a single individual serving as Chief Executive Officer and Chairman of the Board, with independent and experienced directors making up the majority of our Board and independent oversight provided by our Lead Independent Director.  We believe that this structure is beneficial to us and our stockholders.

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

The Audit Committee, whose members are Ms. Davis and Messrs. Connick, Tomenson and Weinert, reviews the appropriateness, quality and acceptability of the Company’s accounting policies and the integrity of financial statements reported to the public, and compliance with legal and regulatory requirements. The Board has determined that each member of the Audit Committee is an “independent director” under the rules of the Nasdaq Stock Market governing the qualifications of the members of audit committees, and each member of the Audit Committee satisfies the requirements of the Nasdaq Stock Market regarding competency in financial matters. In addition, the Board of Directors has determined that Mr. Weinert, the Chairman of the Audit Committee, qualifies as an “Audit Committee Financial Expert” as defined by the Securities and Exchange Commission rules.

Item 11. Executive Compensation

Director Compensation

Mr. Kubacki receives no additional compensation for serving on the Company’s Board of Directors. Each of the Company’s outside (non-employee) directors received cash compensation of $12,500 per quarter served in 2021. In addition, Mr. Weinert received additional cash compensation of $15,000 in 2021 for serving as Chairman of the Audit Committee, and $65,000 for serving as Lead Independent Director and as the Board’s corporate governance representative overseeing the Corporation’s activities in Brazil. For 2022, Mr. Weinert’s compensation for serving in these latter two roles was reduced to $48,000. Each of the outside directors has also been granted from time to time equity awards under the Company’s equity compensation plans, most recently in May 2021.  In each case the directors were granted stock unit awards or non-qualified stock options with an equivalent fair value, that in each case vest with respect to 50% of the number of shares covered thereunder on approximately the first anniversary of the date of grant, and with respect to the balance of 50% of the shares on approximately the second anniversary of the date of grant. Any unvested stock unit awards or options generally terminate upon the cessation of a recipient’s service as a member of the Board of Directors, subject to partial or full vesting in the case of termination on account of death or permanent disability. In the event of a change in control of the Company (as defined in the stock unit award or option agreement evidencing the award) the stock unit awards or options become fully vested immediately prior to the effective date of such change in control.

The following table shows, for the fiscal year ended December 31, 2021, the compensation paid by the Company or accrued for such year, to the Company’s non-employee directors. The compensation paid to Mr. Kubacki for his service as Chairman, Chief Executive Officer and President, is reported in the Summary Compensation Table under the caption “Executive Compensation” below.

Director Compensation For Fiscal Year Ended December 31, 2021

(a)	(b)	(c)		(d)		(e)	(f)
Name	Fees Earned or Paid in Cash	Stock Awards (1)		Option Awards (1)		All other Compensation (4)	Total
Robyn Davis	$37,500	$86,130	(2)	$-	(3)	-	$123,630
Harry Connick	$50,000	$72,050	(2)	$-	(3)	-	$122,050
Walter Tomenson, Jr.	$50,000	$72,050	(2)	$-	(3)	-	$122,050
Fred J. Weinert	$130,000	$72,050	(2)	$-	(3)	-	$202,050

(1)	The amounts in columns (c) and (d) reflect the grant date fair values of awards to the named individuals in 2021.

(2)

As of December 31, 2021, the number of shares underlying unvested stock unit awards held by the non-employee directors was as follows: Mr. Connick: 21,000, of which 5,500 vest on April 30, 2022, 10,000 vest on November 11, 2022, and the balance vest on April 30, 2023 ; Mr. Tomenson: 21,000, of which 5,500 vest on April 30, 2022, 10,000 vest on November 11, 2022, and the balance vest on April 30, 2023; Mr. Weinert: 21,000, of which 5,500 vest on April 30, 2022, 10,000 vest on November 11, 2022, and the balance vest on April 30, 2023; and Ms. Davis: 13,000, of which 1,000 shares vested on March 16, 2022, 5,500 vest on April 30, 2022, 1,000 vest on March 16, 2023, and the balance vest on April 30, 2023.

(3)

As of December 31, 2021, the number of shares underlying non-qualified stock options held by the non-employee directors was as follows: Mr. Connick: 2,000, of which options to acquire 1,000 shares were then exercisable and options to acquire 1,000 shares are exercisable on November 11, 2022 ; Mr. Tomenson: 64,500, of which options to acquire 63,000 were then exercisable, and options to acquire 1,000 shares are exercisable on November 11, 2022; and Mr. Weinert: : 82,500, of which options to acquire 81,500 were then exercisable, and options to acquire 1,000 shares are exercisable on November 11, 2022.

(4)	Any perquisites or other personal benefits received from the Company by the named director were less than the reporting thresholds established by the Securities and Exchange Commission ($10,000).

EXECUTIVE COMPENSATION

Overview of Compensation Program

The Compensation Committee of the Board has responsibility for establishing, implementing and continually monitoring adherence to the Company’s compensation philosophy. The Compensation Committee ensures that the total compensation paid to the executive officers is fair, reasonable and competitive.

Throughout this annual report the individual who served as the Company’s Chief Executive Officer during fiscal 2021, as well as those individuals who were the Company’s two most highly compensated executive officers other than the Chief Executive Officer are included in the Summary Compensation Table below and are referred to as the “named executive officers”.

Compensation Philosophy and Objectives

The Compensation Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual performance goals by the Company, and which aligns executives’ interests with those of the stockholders by rewarding performance with the ultimate objective of improving stockholder value. The Compensation Committee evaluates both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of similarly sized public companies. To that end, the Compensation Committee believes executive compensation packages provided by the Company to its executives, including the named executive officers, should include both cash and stock-based compensation and that its executives’ performance should be rewarded as measured against established goals.

Role of Executive Officers in Compensation Decisions

The Compensation Committee makes all compensation decisions for the Chief Executive Officer but takes into account his recommendations when making compensation decisions with respect to the other executive officers.

The Chief Executive Officer annually reviews the performance of each other executive officer. The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the Compensation Committee. The Compensation Committee can exercise its discretion in modifying any recommended adjustments or awards to executives.

Setting Executive Compensation

Based on the foregoing objectives, the Compensation Committee has structured the Company’s annual and long-term incentive-based cash and non-cash executive compensation to motivate executives to achieve the business goals set by the Company and reward the executives for achieving such goals.

In making compensation decisions, the Compensation Committee compares each element of total compensation against what the Compensation Committee believes to be the average amount paid to similarly situated executives at comparably sized publicly-traded and privately-held companies.

A significant percentage of total compensation is allocated to incentives as a result of the philosophy mentioned above. The Compensation Committee determines the appropriate level and mix of incentive compensation. Income from such incentive compensation is realized as a result of the performance of the Company or the individual, depending on the type of award, compared to established goals. A significant portion of its total compensation payable to executive officers is in the form of cash bonus awards tied to achievement of performance goals and to the award of restricted stock units or stock options that would become vested over a period of time.

2021 Executive Compensation Components

For the fiscal year ended December 31, 2021, the principal components of compensation for named executive officers were:

●	base salary
●	performance-based cash incentive compensation; and
●	long-term equity incentive compensation

Base Salary

Base salary ranges for named executive officers are determined by the Compensation Committee for each executive based on his or her position and responsibility, a market competitive assessment of similar roles at other companies and a comparison of salaries paid to peers within the Company. Salary levels are typically considered annually as part of the Company’s performance review process as well as upon a promotion or other change in job responsibility. Merit based increases to salaries of executive officers are based on the Compensation Committee’s assessment of the individual’s performance.

On February 1, 2021, at the request of the Chief Executive Officer, each of the executive officers who were also executive officers in 2020 took an additional base salary cut of 10% of his or her current base salary in order to curtail costs. The cuts remained in place throughout the remainder of 2021 and are reflected in the Summary Compensation Table below. These cuts followed a previous 10% base salary reduction made during the third quarter of 2020 for executive officers.

Incentive Cash Bonus Compensation

The Company typically provides its named executive officers with the opportunity to earn cash incentive bonuses. For most years, bonuses are determined based on a combination of qualitative and quantitative, company and individual measures, the details of which are established annually in the form of business objectives. The business objectives may vary for each executive based upon his or her responsibilities and may include financial and/or strategic measures. The Compensation Committee typically retains the discretion to amend the bonus program including the ability to increase or decrease any bonus payment and make changes to any financial and/or strategic measures. In 2021, the named executive officers’ bonuses were computed as follows: (i) up to seven and one-half percent (7.5%) of base salary would be payable if the Company achieved pre-determined revenue targets; (ii) up to an additional seven and one-half percent (7.5%) of base salary would be payable if the Company achieved pre-determined earnings per share targets; and (iii) up to an additional ten percent (10%) of base salary would be payable based on achievement of individual written performance objectives for the fiscal year, as determined by Mr. Kubacki (for named executive officers other than himself) and as determined by the Compensation Committee (with respect to achievement by Mr. Kubacki of his performance objectives). The Compensation Committee retained sole discretion over all matters relating to the annual bonus payments, including, without limitation, the decision to pay any bonuses, the amount of each bonus, if any, the ability to increase or decrease any bonus payment and make changes to any financial and/or strategic measures.

Long-Term Equity Incentive Compensation

It is the philosophy of the Company to provide executives with incentives to receive equity in the Company and, thus, align their financial interests with those of the Company’s shareholders. The Company’s 2006 Incentive Plan provides long-term rewards and incentives to the Company’s named executive officers, as well as other participants.

Stock Unit Awards.

Stock unit awards (“Awards”) represent a right to receive shares of the Company’s Common Stock in varying amounts subject to satisfaction of certain time-based vesting requirements. The amount of stock unit awards granted to the named executive officers typically varies based upon their levels of responsibility, their individual performance and the Company’s performance for the year preceding the year of grant. Each of the units provides for vesting over the four-year period following the date of grant and are convertible into shares of Common Stock of the Company upon vesting.

Stock Options.

Stock options (“Option Awards”) represent a right to acquire shares of the Company’s Common Stock in varying amounts at a strike price equal to the closing price on the date of grant, subject to satisfaction of certain time-based vesting requirements. The number of Option Awards granted to the executive officers typically varies based upon their levels of responsibility and their individual performance. Each of the Option Awards provides for vesting over the four-year period following the date of grant.

Retirement and Other Benefits

The Company maintains a 401(k) plan for the benefit of all employees who have satisfied minimum age requirements. Employees have the opportunity to contribute to the plan on a before tax basis, subject to limits prescribed under the Internal Revenue Code. All employee contributions and any Company matching contributions are 100% vested on the date of contribution. The Company does not maintain any separate non-qualified retirement plans.

Perquisites and Other Personal Benefits

Any perquisites or other personal benefits that the Company offers to its executive officers are below the threshold limit ($10,000 per executive, per annum) for reporting under SEC rules.

The Company has entered into Change of Control Severance Agreements with Messrs. Kubacki, Doucot and Schaffer. The Change of Control Severance Agreements are designed to promote stability and continuity of senior management. Information regarding applicable payments under such agreements for Messrs. Kubacki, Doucot and Schaffer is provided under the heading “Potential Payments upon Termination and Change in Control” below.

Tax and Accounting Implications

As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that the Company may not deduct compensation of more than $1,000,000 per year to named executive officers except, in the case of equity awards granted prior to 2018, to the extent they constituted performance-based compensation. Depending on future stock prices, it is possible that a portion of the payments that might be payable to Mr. Kubacki under the agreement with him described under the heading “Potential Payments upon Termination and Change in Control” below may not be fully deductible. Subject to the foregoing, the Company believes that all compensation paid to its executive officers is, or will be when paid, fully deductible for federal income tax purposes.

Summary of Cash and Certain Other Compensation

The following tables show, for the fiscal years ended December 31, 2021, and 2020, the total compensation earned by the named executive officers during the year ended December 31, 2021, and outstanding equity awards held by the named executive officers as of December 31, 2021.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Position	Year	Salary	Bonus (1)	Stock Awards	Option Awards (2)	Non-Equity Incentive Plan Compensation (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (4)	Total
Raymond C. Kubacki	2021	$430,702	$42,500	$150,650	$-	$-	$-	$-	$623,852
Chairman, CEO, & President	2020	$509,654	$-	$142,450	$16,951	$-	$-	$16,146	$685,201
Charles Doucot	2021	$238,750	$24,000	$78,600	$-	$-	$-	$-	$341,350
Executive Vice President	2020	$313,692	$-	$73,260	$7,910	$-	$-	$2,831	$397,693
Michael I. Schaffer	2021	$236,024	$12,000	$29,475	$-	$-	$-	$-	$277,499
Vice President Labortory Operations	2020	$274,180	$-	$28,490	$2,260	$-	$-	$8,524	$313,454

(1)	The amounts in column (d) reflect cash bonus awards made to the executive officers based on achievement of certain financial and individual objectives, as described in more detail below under the heading “Incentive Cash Bonus Compensation”.

(2)	The amounts in column (f) reflect the grant date fair value of the awards with respect to stock options granted in the applicable year, measured in accordance with FASB ASC Topic 718. Amounts shown do not reflect compensation actually received by the named executive officer nor does it necessarily reflect the actual value that will be recognized by the named executive officer. The assumptions used to calculate the value of option awards are set forth under Note 7 – “Stock-Based Awards”.

(3)	The amount in column (g) represents commissions paid to the named executive officer.

(4)	The amounts shown in column (i) reflect for each named executive officer matching contributions allocated by the Company to each of the named executive officers during the applicable year pursuant to the Company’s 401(k) Plan (which is more fully described below under the heading “Retirement and Other Benefits”); the amount of perquisites attributable to each named executive officer did not exceed $10,000 in either 2020 or 2021.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Raymond C. Kubacki	22,000	-		$10.20	9/15/2025
	42,000	-		$13.82	5/12/2026
	40,000	-		$18.87	5/4/2027
	21,000	7,000		$21.04	5/3/2028
	30,000	30,000		$10.60	5/3/2029
	3,750	11,250		$4.07	11/11/2030	26,250	$184,275
	-	-		-	-	23,000	$161,460
Charles Doucot	13,500	4,500		$21.04	5/3/2028
	15,000	15,000		$10.60	5/3/2029
	1,750	5,250		$4.07	11/11/2030	13,500	$94,770
	-	-		-	-	12,000	$84,240
Michael I. Schaffer	7,500	-		$13.82	5/12/2026
	8,000	-		$18.87	5/4/2027
	3,750	1,250		$21.04	5/3/2028
	5,000	5,000		$10.60	5/3/2029
	500	1,500		$4.07	11/11/2030	5,250	$36,855
	-	-		-	-	4,500	$31,590

(1)	Based on closing price of $7.02 per share on December 31, 2021 on the Nasdaq Stock Market.

Potential Payments upon Termination and Change in Control

The Company has entered into change-in-control severance agreements with each of Messrs. Kubacki, Doucot and Schaffer providing for severance benefits for a period of up to 12 months in the event of termination within 12 months following a change in control (as defined in the agreements). The agreements provide for severance benefits only if (1) the Company undergoes a change in control (as defined in the agreement) and (2) within 12 months thereafter either (a) the Company (or its successor) terminates the employee (other than termination for “cause”), or (b) the employee terminates his employment for “good reason” (as defined in his agreement). The agreements do not provide for severance benefits in the event of an employee’s death or disability, or in the event of his voluntary termination without good reason. The agreements provide that the employee shall not compete with the Company during the period in which he is entitled to receive severance payments. Except for such change-in-control severance agreements, and except for the separate employment severance agreement with Mr. Doucot described below, none of the named executive officers has an employment agreement with the Company.

Each of the stock unit award and option agreements with Messrs. Kubacki, Doucot and Schaffer described in the Summary Compensation Table above provides that the vesting would accelerate upon a change in control. In the event the Company had incurred a change in control on December 31, 2021 and terminated the employment of Messrs. Kubacki, Doucot and Schaffer on such date, the amounts paid out to such named executive officers would have been as follows:

Payments and Benefits Upon Termination and Change in Control

(a)	(b)	(c)	(d)	(e)	(f)
Name	Salary (1)	Accrued Vacation (2)	Health Benefits (3)	Acceleration of Equity Awards (4)	Total
Raymond C. Kubacki (5)
12 Month	$525,000	$16,356	$31,920	$345,735	$919,011
6 Month (change of location only)	$262,500	$16,356	$15,960	$345,735	$640,551
Charles Doucot (6)
12 Month	$340,000	$9,231	$27,907	$179,010	$556,148
Michael I. Schaffer (6)
12 Month	$287,700	$7,323	$31,920	$68,445	$395,388

(1)	The amounts in column (b) reflect the total amount of Base Salary (at the rate that was in effect for the 12-month period preceding August 1, 2020), commission (if applicable) and Bonus compensation that would continue to be paid to the Executive during the indicated period following a termination in connection with a change-in-control on December 31, 2021. Such amounts are calculated based on the actual base salary, commission and bonus compensation earned or accrued during the prior 12-month period coinciding with or preceding such termination.

(2)	Accrued vacation is payable upon separation of service whether or not in connection with a change in control.

(3)	The amounts in column (d) represent the amount payable by the Corporation during the applicable period for continuation of health benefits.

(4)	The amounts in column (e) reflect: (i) the acceleration of the vesting under stock unit awards granted under the Company’s 2006 Incentive Plan triggered by a change in control, as provided in each executive officer’s respective stock unit award agreement with the Company, the valuation of which is determined by multiplying the number of stock unit awards that would have become vested on December 31, 2021 pursuant to such acceleration provision, times the closing price of the Company stock on such date ($7.02 per share); plus (ii) the acceleration of the vesting under in-the-money unvested stock options granted under the Company’s 2006 Incentive Plan triggered by a change in control, as provided in each executive officer’s respective stock option agreement with the Company, the valuation of which is determined by assuming a net exercise of all unvested stock options having an exercise price that is less than the closing price of the Company stock on such date ($7.02 per share).

(5)	Mr. Kubacki’s arrangement provides for 12 months of salary (at the rate that was in effect for the 12-month period preceding August 1, 2020, or any higher rate thereafter in effect) and bonus continuation, in the event of a termination by the Company without cause (as defined in his agreement) or a termination by him for good reason (as defined in his agreement) in either case, within a 12 month period following a change in control of the Company (as such term is defined in the agreement), provided, however, that in the event of termination by Mr. Kubacki for good reason solely on account of a change in his required place of employment, following a change in control, then in lieu of 12 months of salary and bonus compensation, his benefits would be limited to 6 months of salary and bonus compensation.

(6)	Mr. Doucot and Dr. Schaffer’s arrangements provide for 12 months of salary (at the rate that was in effect for the 12-month period preceding August 1, 2020, or any higher rate thereafter in effect) and bonus continuation, in the event of a termination by the Company without cause (as defined in their respective agreements) or a termination by them for good reason (as defined in their respective agreements) in either case, within a 12 month period following a change in control of the Company (as such term is defined in the agreements).

Employment Severance Agreement

In addition to a change-in-control severance agreement, the Company also entered into an employment severance agreement with Mr. Doucot providing for severance benefits for a period of up to 6 months. The agreement provides for severance benefits if (a) the Company (or its successor) terminates Mr. Doucot (other than termination for “cause”), or (b) Mr. Doucot terminates his employment for “good reason” (as defined in his agreement). The agreement does not provide for severance benefits in the event of his death or disability, or in the event of his voluntary termination without good reason. Any payments under the severance agreement are reduced by the amount of any payments received by him under his change-in-control severance agreement.

Equity Compensation Plan Information

The following table provides information as of December 31, 2021, with respect to shares of the Company’s common stock that were issuable under the Company’s 2006 Incentive Plan (the “2006 Incentive Plan”).

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities that Remained Available for Future Issuance
Equity compensation plans approved by security holders	799,000	(1)	$14.23	(2)	285,170
Equity compensation plans not approved by security holders	-		-		-
Total	799,000		$14.23		285,170

(1)	This amount includes 575,000 shares subject to outstanding stock options with a weighted average remaining contractual term of 6.1 years and 224,000 shares subject to outstanding stock unit awards.

(2)	The weighted-average exercise price information does not include any outstanding stock unit awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows, as of March 16, 2022, the number of shares beneficially owned (i) by those stockholders who are known to the Company to own beneficially more than five percent of the outstanding Common Stock of the Company, (including their addresses) (ii) by each director and nominee for director of the Company, (iii) by each named executive officer, and (iv) by all directors and executive officers as a group.

Name	Amount and Nature of Beneficial Ownership	(1)	Percentage Owned (2)
Renaissance Technologies LLC	372,146	(3)	6.7%
800 Third Avenue, New York, NY 10022

Peter H. Kamin	562,191	(4)	10.1%
2720 Donald Ross Road, #311
Palm Beach Gardens, FL 33410

Raymond C. Kubacki	371,562	(5)(6)	6.4%
Fred J. Weinert	237,564	(5)(6)(7)	4.2%
Walter S. Tomenson, Jr.	110,399	(5)(6)	2.0%
Harry Connick	75,612	(5)(6)	1.4%
Robyn C Davis	6,500	(5)(6)	*
Michael I. Schaffer	52,838	(5)(6)	*
Charles Doucot	48,675	(5)(6)	*

All Executive Officers and Directors (8 persons)	904,988	(8)	15.0%

* denotes ownership of less than 1%

(1)

Shares are considered beneficially owned, for the purpose of this table only, if held by the person indicated as beneficial owner, or if such person, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares the power to vote, to direct the voting of and/or to dispose of or to direct the disposition of such security, or if the person has the right to acquire beneficial ownership within sixty (60) days, unless otherwise indicated in these footnotes.

(2)

Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or pursuant to the vesting of stock unit awards are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but with respect to options and stock unit awards, are not deemed outstanding for the purpose of computing the percentage ownership of any other person shown in this table.

(3)

Based on the statement on Schedule 13G/A filed on February 11, 2022, each of Renaissance Technologies, LLC, a registered investment adviser, and Renaissance Technologies Holding Company has sole voting and dispositive power over 372,146 shares of Common Stock.

(4)

Based on a Statement of Changes in Beneficial Ownership on Form 4 filed by Mr. Kamin on March 18, 2022. Includes 313,707 shares held by Mr. Kamin as trustee of certain trusts and 42,553 shares held by a limited partnership of which Mr. Kamin serves as general partner.

(5)

Includes the following number of shares of Common Stock which the individual had a right to acquire within 60 days pursuant to the exercise of options: Mr. Kubacki –155,000; Mr. Weinert – 81,500; Mr. Tomenson – 63,500; Mr. Connick – 1,000; Dr. Schaffer – 28,500; and Mr. Doucot – 42,250.

(6)

Includes the following number of shares of Common Stock which the individual had the right to receive within 60 days pursuant to the vesting of stock unit awards: Mr. Kubacki –5,750; Mr. Weinert –5,500 ; Mr. Tomenson –  5,500 ; Mr. Connick – 5,500 ; Ms. Davis – 5,500*; Dr. Schaffer – 1,125; and Mr. Doucot –3,000 ..

(7)	Includes 111,381 shares held by Mr. Weinert as trustee of a trust and 1,600 shares held by Mr. Weinert’s spouse.

(8)

Includes 371,750 shares which the executive officers and directors had the right to acquire within 60 days pursuant to the exercise of options, and 33,375 shares which were issuable to the executive officers and directors within 60 days pursuant to the vesting of stock unit awards.

Item 13. Certain Relationships and Related Transactions and Director Independence

Under the rules of the Nasdaq Stock Market, a majority of the directors and all of the members of the Audit Committee must qualify as independent directors. The Board of Directors of the Company conducts an annual review of the independence of the members of the Board and its committees. Four of our five directors are nonemployee directors (all except Mr. Kubacki). Although the Board has not adopted categorical standards of materiality for independence purposes (other than those set forth in Securities and Exchange Commission Regulations and the Nasdaq Stock Market listing standards), information provided by the directors and the Company did not indicate any relationships (e.g., commercial, industrial, banking, consulting, legal, accounting, charitable, or familial), which would impair the independence of any of the nonemployee directors.

The Board of Directors has adopted a policy whereby the Company’s Audit Committee is responsible for reviewing any proposed related party transaction. The types of transactions covered by the policy include payments for products or services to or indebtedness to or from, related parties, as defined in Item 404(b) of Regulation S-K under the federal securities laws. The Audit Committee has determined that there were no related party transactions with any related party in fiscal 2021 that would require disclosure under Item 404(a) of Regulation S-K.

Item 14. Principal Accounting Fees and Services

The following table presents fees paid or payable to BDO USA, LLP for services attributable to fiscal years 2021 and 2020:

	Fiscal Year
	2021	2020
Audit Fees (1)	$392,309	$394,620
Audit-Related Fees (2)	15,950	15,650
Tax Fees (3)	182,275	55,440
Total	$590,534	$465,710

(1)

Audit Fees – Fees for professional services rendered to the Company (or estimates of fees for services to be rendered) in connection with auditing the Company’s annual financial statements and reviewing the interim financial information included in the Company’s Quarterly Reports on Form 10-Q and consents and assistance with the review of documents filed with the Securities and Exchange Commission

(2)

Audit-Related Fees – Fees billed to the Company or to the Company’s employee retirement plan for services related to the audit of the Company’s financial statements that are not reported under Audit Fees, which include audit work performed on certain of the Company’s benefit plans.

(3)	Tax Fees – Fees billed to the Company related to tax compliance and consultation.

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

PSYCHEMEDICS CORPORATION

Date: March 30, 2022	By:	/s/ RAYMOND C. KUBACKI
Raymond C. Kubacki
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ RAYMOND C. KUBACKI	Chairman, President and Chief Executive Officer, Director	March 30, 2022
Raymond C. Kubacki	(Principal Executive Officer)

/s/ ANDREW LIMBEK	Vice President, Controller	March 30, 2022
Andrew Limbek	(Principal Financial and Accounting Officer)

HARRY CONNICK*	Director
Harry Connick

WALTER S. TOMENSON, JR*	Director
Walter S. Tomenson, Jr.

FRED J. WEINERT*	Director
Fred J. Weinert

ROBYN C. DAVIS*	Director
Robyn C. Davis

*By: /s/ RAYMOND C. KUBACKI	Attorney-in-Fact	March 30, 2022
Raymond C. Kubacki

EXHIBIT INDEX

Exhibit Number	Description
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

TABLE OF CONTENTS

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

10.9.1*	Change in control severance agreement with Ray Kubacki dated February 20, 2018 — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019)
10.9.2*

Amendment dated September 3, 2020 to Change in Control Severance Agreement between Psychemedics Corporation and Raymond C. Kubacki (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 10, 2020)

10.10.1*	Change in control severance agreement with Michael Schaffer dated February 20, 2018 — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019)
10.10.2*

Amendment dated September 3, 2020 to Change in Control Severance Agreement between Psychemedics Corporation and Michael I. Schaffer (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 10, 2020)

10.11.1*	Change in control severance agreement with Charles Doucot dated May 1, 2018 — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019)
10.11.2*

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
10.14.1

Letter Agreement dated September 15, 2015 with Banc of America Leasing and Capital, LLC, together with Equipment Security Note dated September 15, 2015 and Proposal Letter dated August 19, 2015 — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

10.14.2

Letter Agreement dated October 30, 2017 with Banc of America Leasing and Capital, LLC, together with Equipment Security Note dated November 10, 2017 — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017)

10.14.3

Letter Agreement dated December 3, 2019 with Banc of America Leasing and Capital, LLC, together with Equipment Security Note dated December 4, 2019 — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019)

10.14.4

Conditional Waiver and Amendment No 1. To Master Loan and Security Agreement dated November 4, 2020 with Banc of America Leasing & Capital, LLC — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 9, 2020)

10.14.5

Conditional Waiver dated March 19, 2021 and Amendment Number 002 dated March 23, 2021 to Master Loan and Security Agreement Amendment dated March 19, 2014 between Banc of America Leasing & Capital, LLC and Psychemedics Corporation LLC — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 23, 2021)

10.15	Form of Indemnification Agreement with Directors and Executive Officers of the Company*
21.1	Subsidiaries of the Registrant
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm
24	Power of Attorney
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Vice President, Controller Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Vice President, Controller Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

P	Indicates a filing submitted in paper
*	Management compensation plan or arrangement