Form 10-Q
period 2022-03-31
PSYCHEMEDICS CORP
filed 2022-05-11
CIK 806517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

or

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _________ to __________

Commission file number: 1-13738

PSYCHEMEDICS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	58-1701987
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

289 Great Road
Acton, MA	1720
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number including area code:         (978) 206-8220

Securities registered pursuant to section 12(b) of the act:

Title of Class	Trading Symbol(s)	Name of each exchange on which registered
Common stock. $0.005 par value	PMD	The Nasdaq Stock Market, LLC.

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

The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at May 6, 2022 was 5,591,656.

PSYCHEMEDICS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(UNAUDITED)

PSYCHEMEDICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(UNAUDITED)

	March 31,	December 31,
	2022	2021

ASSETS
Current Assets:
Cash	$2,127	$1,992
Accounts receivable, net of allowance for doubtful accounts of $108 at March 31, 2022, and $89 at December 31, 2021	4,704	4,116
Prepaid expenses and other current assets	1,033	1,499
Income tax receivable	2,661	2,678

Total Current Assets	10,525	10,285

Fixed assets, net of accumulated amortization and depreciation of $20,272 at March 31, 2022, and $19,659 at December 31, 2021	6,121	6,691
Other assets	842	864
Net deferred tax assets	160	160
Operating lease right-of-use assets	3,320	3,552

Total Assets	$20,968	$21,552

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$722	$994
Accrued expenses	3,045	3,188
Current portion of long-term debt	563	664
Current portion of operating lease liabilities	994	984

Total Current Liabilities	5,324	5,830

Long-term debt	526	599
Long-term portion of operating lease liabilities	2,657	2,880
Total Liabilities	8,507	9,309

Commitments and Contingencies (Note 5)

Shareholders' Equity:
Preferred stock, $0.005 par value, 873 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.005 par value; 50,000 shares authorized, 6,259 shares and 6,257 shares issued at March 31, 2022, and December 31, 2021, respectively, and 5,590 shares outstanding and 5,589 shares outstanding at March 31, 2022 and December 31, 2021, respectively	31	31
Additional paid-in capital	33,657	33,478
Accumulated deficit	(9,511)	(9,550)
Less - Treasury stock, at cost, 668 shares	(10,082)	(10,082)
Accumulated other comprehensive loss	(1,634)	(1,634)

Total Shareholders' Equity	12,461	12,243

Total Liabilities and Shareholders' Equity	$20,968	$21,552

See accompanying notes to condensed consolidated financial statements.

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021

Revenues	$6,508	$5,713
Cost of revenues	4,067	3,145

Gross profit	2,441	2,568

Operating Expenses:
General & administrative	1,327	1,529
Marketing & selling	806	642
Research & development	318	280

Total Operating Expenses	2,451	2,451

Operating (loss) income	(10)	117
Other income (expense), net	66	(14)

Net income before provision for income taxes	56	103

Provision for income taxes	17	20

Net income	$39	$83

Basic net income per share	$0.01	$0.01

Diluted net income per share	$0.01	$0.01

See accompanying notes to condensed consolidated financial statements.

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)

(UNAUDITED)

	Common Stock, $0.005 par value		Additional						Accumulated Other
	Common Shares	Common	Paid-In	Treasury Stock			Accumulated		Comprehensive
	Outstanding	Stock	Capital	Shares	Cost		Deficit		Loss		Total
BALANCE, December 31, 2021	6,257	$31	$33,478	668	$	(10,082)	$	(9,550)	$	(1,634)	$12,243
Shares issued – vested	2	-	-	-		-		-		-	-
Stock compensation expense	-	-	179	-		-		-		-	179
Net income	-	-	-	-		-		39		-	39
BALANCE, March 31, 2022	6,259	$31	$33,657	668	$	(10,082)	$	(9,511)	$	(1,634)	$12,461

BALANCE, December 31, 2020	6,205	$31	$32,803	668	$	(10,082)	$	(8,606)	$	(1,634)	$12,512
Stock compensation expense	-	-	217	-		-		-		-	217
Net income	-	-	-	-		-		83		-	83
BALANCE, March 31, 2021	6,205	$31	$33,020	668	$	(10,082)	$	(8,523)	$	(1,634)	$12,812

See accompanying notes to condensed consolidated financial statements.

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39	$83
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	628	687
ROU asset amortization	232	224
Stock-based compensation	179	217
Changes in operating assets and liabilities:
Accounts receivable	(588)	(664)
Prepaid expenses and other current assets	466	(984)
Income tax receivable	17	(24)
Accounts payable	(272)	525
Operating lease liabilities	(213)	(243)
Accrued expenses	(143)	(234)
Net cash provided by (used in) operating activities	345	(413)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(10)	(7)
Cost of internally developed software	(33)	(43)
Other assets	7	(9)
Net cash used in investing activities	(36)	(59)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of equipment financing	(174)	(171)
Net cash used in financing activities	(174)	(171)

Net increase (decrease) in cash	135	(643)
Cash, beginning of period	1,992	2,833
Cash, end of period	$2,127	$2,190

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$10	$14
Cash paid for operating leases	$269	$269
Right-of-use assets acquired through operating leases	$-	$193
Purchases of equipment through accounts payable and accrued liabilities	$-	$7

See accompanying notes to condensed consolidated financial statements.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.    Basis of Presentation

The interim condensed consolidated financial statements of Psychemedics Corporation (the “Company”) presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2021, included in the Company's 2021 Annual Report on Form 10-K (“10-K”), as filed with the SEC.

The condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations for the three months ended March 31, 2022, and 2021, the condensed consolidated statements of shareholders’ equity for the three months ended March 31, 2022, and 2021, and the condensed consolidated statements of cash flows for the three months ended March 31, 2022, and 2021 are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of results for these interim periods. The condensed consolidated balance sheet as of December 31, 2021, has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm, but does not include all of the information and footnotes required for complete annual financial statements. The Company’s comprehensive income is equal to its net income for all periods presented.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended March 31, 2022, may not be indicative of the results that may be expected for the year ending December 31, 2022, or any other period.

Unless the context requires otherwise, the terms “we”, “us”, “our”, or “the Company” refer to Psychemedics Corporation and its wholly-owned consolidated subsidiaries.

2.    COVID-19 Pandemic

The outbreak of coronavirus (“COVID-19”) which was declared by the World Health Organization to be a pandemic, has impacted, and is expected to continue to impact worldwide economic activity. While our domestic business was deemed an essential business and we have been able to continue to provide services to our customers, COVID-19 has had a significant impact on our entire operations. COVID-19’s effect on the overall economy has had an adverse impact on hiring, which has had a negative impact on both our domestic and international testing volume.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.   COVID-19 Pandemic (continued)

The Coronavirus Aid, Relieve and Economic Security Act (“CARES”) Act, enacted on March 27, 2020, and the Families First Coronavirus Response Act, in each case modified by the Consolidated Appropriations Act enacted in December 2020, were emergency economic stimulus packages that included spending provisions and tax cuts to strengthen the United States economy and to fund a nationwide effort to curtail the effect of COVID-19. The principal impact of the CARES Act and subsequent legislation was the adoption of the Paycheck Protection Program (“PPP”). The CARES Act, together with subsequent legislation, also provided sweeping tax changes in response to the COVID-19 pandemic, including amendments to certain provisions of the previously enacted Tax Cuts and Jobs Act. The Company recognized a benefit of zero and $0.8 million for the three months ended March 31, 2022, and 2021, respectively, as a reduction to cost of revenues and operating expenses related to the employee retention credit which was a tax provision in the CARES Act and subsequent legislation. Additionally, the CARES Act allowed the Company to fully carryback the 2020 net operating loss, for a refund of corporate income taxes previously paid.

Liquidity and Management’s Plans

At March 31,2022, the Company’s principal sources of liquidity included approximately $2.1 million of cash. Management currently believes that such funds, together with future operating profits, should be adequate to fund anticipated working capital requirements, including equipment financing obligations, and capital expenditures for at least the next 12 months. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include but are not limited to, issuance of common stock, debt financing, lines of credit, or equipment leasing, although there is no assurance that such financings will be available to the Company on terms it deems acceptable, if at all.

Accounts Receivable

The Company believes its allowance for credit losses related to its accounts receivable remained adequate as of March 31, 2022, due to the essential nature of its customers business, as well as the diversity of its large customer base. While the Company anticipates there could be an increase in the aging of its accounts receivable, the Company does not anticipate a significant increase in default risk.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.    Stock-Based Compensation

The Company’s 2006 Incentive Plan (“the Plan”) provides for cash-based awards or the grant or issuance of stock-based awards. As of March 31, 2022, 294 thousand shares remained available for future grant under the Plan.

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). The compensation cost charged against income is included in cost of revenues and operating expenses as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Share-based compensation related to:
Stock option grants	$53	$145
Restricted Stock Unit awards	126	72
Total share-based compensation	$179	$217

There was no income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation arrangements for the three ended March 31, 2022, and 2021.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.           Stock-Based Compensation (continued)

A summary of the Company’s stock option activity for the three months ended March 31, 2022, is as follows (in thousands except per share amounts and years):

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Life	Intrinsic
	Shares	Per Share	(years)	Value(1)
Outstanding, December 31, 2021	574	$14.23	6.1	$100
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Outstanding, March 31, 2022	574	$14.23	5.8	$93

Exercisable, March 31, 2022	473	$14.90	5.5	$28

(1)	Intrinsic value is calculated based on the amount by which the closing market value of the Company’s stock exceeded the exercise price of the underlying options, multiplied by the number of shares.

  A summary of the Company’s stock unit award (“SUA”) activity for the three months ended March 31, 2022, is as follows (in thousands except per share amounts):

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share

Outstanding & Unvested, December 31, 2021	224	$5.48
Granted	-	$-
Converted to common stock	(1)	$6.63
Cancelled	-	-
Forfeited	(9)	$5.76
Outstanding & Unvested, March 31, 2022	214	$5.47

As of March 31, 2022, 833 thousand shares of common stock were reserved for issuance under the Plan. As of March 31, 2022, the unamortized fair value of awards relating to outstanding SUAs and options was $1.0 million, which is expected to be amortized over a weighted average period of 2.7 years.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.         Basic and Diluted Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period when the effect is dilutive. The number of dilutive common equivalent shares outstanding during the period was determined in accordance with the treasury-stock method. Common equivalent shares consisted of common stock issuable upon the exercise of outstanding options and common stock issuable upon the vesting of outstanding, unvested SUAs. Basic and diluted weighted average common shares outstanding for the three months ended March 31, 2022, and 2021 were as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Weighted average common shares outstanding, basic	5,590	5,537
Dilutive common equivalent shares	56	107
Weighted average common shares outstanding, diluted	5,646	5,644

The computation of diluted earnings per share for the three months ended March 31, 2022, and 2021 excludes the effect of the potential exercise of stock awards, including stock options, when the effect is anti-dilutive. For the three months ended March 31, 2022, and 2021, the number of antidilutive stock awards excluded from diluted earnings per share were 56 thousand and 107 thousand, respectively.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.    Commitments and Contingencies

From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. When the Company becomes aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. In accordance with authoritative guidance, the Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. The Company continuously assesses the potential liability related to the Company’s pending litigation and revises its estimates when additional information becomes available. Although it is difficult to predict the ultimate outcome of these cases, management believes, that any ultimate liability would not have a material adverse effect on the consolidated statements of operations. However, an unforeseen unfavorable development in any of these cases could have a material adverse effect on the statements of operations or cash flows in the period in which it is recorded. Developments in legal proceedings and other matters that could cause changes in the amounts previously accrued are evaluated each reporting period.

Settlements

As previously reported in the 10-K, on December 6, 2021, the Company entered into a binding Memorandum of Understanding (the “MOU”) to settle a purported class action lawsuit against it related to certain California wage and hour laws. The lawsuit, Enma Sagastume v. Psychemedics Corporation, Case No. 2:20-CV-06624-DSF, is pending in the United States District Court for the Central District of California (the “California Lawsuit”) and is similar to numerous lawsuits filed against employers with operations in California.

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

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.    Commitments and Contingencies (continued)

The MOU assumes class certification for purposes of the settlement only. The settlement amount of $1.2 million, which includes plaintiff attorneys' fees and costs, is subject to potential increase based on any adjustments in the final class size and the exact period to be covered, as determined by the court’s final approval. However, the Company believes that such adjustments, if any, would likely be immaterial. Once court approved, in exchange for the settlement payment, the plaintiff and all class members who do not opt out of the settlement will provide a broad release of any liability relating to the subject matter of the California Lawsuit, including any claims of such persons under California’s Private Attorneys' General Act of 2004. Such release is for the benefit of the Company, its affiliates, and any successor to the Company. The Company has the right to revoke the settlement prior to court approval in the event opt-outs, if any, from the class membership exceed a specified level. While the settlement is subject to final court approval as is customary, the MOU expressly provides that it is binding on and enforceable by each of the parties thereto, including by any successor to the Company. The Company has accrued $1.2 million as of March 31, 2022 related to the California Lawsuit, which is included in accrued expenses on the accompanying consolidated balance sheets.

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

As of March 31, 2022, the Company recognized a Right-Of-Use (“ROU”) asset of $3.3 million and an operating lease liability of $3.7 million based on the present value of the minimum rental payments. The weighted average discount rate used for leases as of March 31, 2022, is 3.9%. The weighted average lease term as of March 31, 2022, is 3.8 years. The operating lease expense for the three months ended March 31, 2022, was $269 thousand.

Maturities and balance sheet presentation of the Company’s lease liabilities for all operating leases as of March 31, 2022, is as follows (in thousands):

April 1, 2022, through December 31, 2022	$822
2023	1,118
2024	1,034
2025	544
2026	460
Total lease payments	3,978
Less: interest	(327)
Present value of lease liabilities	$3,651

Current operating lease liabilities	$994
Long-term operating lease liabilities	2,657
$3,651

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

The weighted average interest rate on outstanding debt under the Loan Agreement was 3.6% for the three months ended March 31, 2022. The interest expense was $9 thousand for the three months ended March 31, 2022. As of March 31, 2022, the weighted average interest rate was 3.3% and there was $1.1 million of outstanding debt related under the Loan Agreement. The Company was in compliance with all loan covenants under the Loan Agreement as of March 31, 2022.

The annual principal repayment requirements for debt obligations as of March 31, 2022, were as follows (in thousands):

April 1, 2022, through December 31, 2022	$490
2023	294
2024	305
Long-term debt from equipment financing	1,089
Less: current portion of long-term debt from equipment financing	(563)
Long-term debt from equipment financing, net of current portion	$526

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.          Revenue

         The table below disaggregates our external revenue by major source (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Testing	$5,724	$5,049
Shipping/Collection (hair)	750	615
Other	34	49
Total Revenue	$6,508	$5,713

9.         Significant Customers

The Company had no customers that represented over 10% of revenue during either of the three-month periods ended March 31, 2022, or 2021. The Company had one customer that represented 17% and 15% of the total accounts receivable balance as of March 31, 2022, and 2021, respectively.

10.       Subsequent Events

On May 10, 2022, the Company declared a cash dividend of $0.07 per share, which will be paid on June 24, 2022, to shareholders of record on May 27, 2022.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company or statements made by its employees may contain forward-looking information that involves risks and uncertainties. In particular, statements contained in this report that are not historical facts (including but not limited to statements concerning earnings, earnings per share, revenues, cash flows, dividends, future business, growth opportunities, profitability, pricing, new accounts, customer base, market share, test volume, sales and marketing strategies, market demand for drug testing services in the U.S. and foreign drug testing laws and regulations, required investments in plant, equipment and people and new test development, the effect of the COVID- 19 pandemic on our business, including its effects on our business and profitability, and on the well-being and availability of our employees, and the continued operation of our testing facilities) may be “forward looking” statements. Actual results may differ from those stated in any forward-looking statements. Factors that may cause such differences include but are not limited to risks associated with the severity of the COVID-19 pandemic, and its impact on the Company’s markets, including its impact on the Company’s customers, suppliers and employees, as well as its risk on the United States and worldwide economies, the timing, scope and effectiveness of further governmental, regulatory, fiscal monetary and public health responses to the COVID-19 pandemic, changes in U.S. and foreign government regulations, including but not limited to FDA regulations, R&D spending, competition (including, without limitation, competition from other companies pursuing the same growth opportunities), the Company’s ability to maintain its reputation and brand image, the ability of the Company to achieve its business plans, cost controls, leveraging of its global operating platform, risks of information technology system failures and data security breaches, the uncertain global economy, the Company’s ability to attract, develop and retain executives and other qualified employees and independent contractors, including distributors, the Company’s ability to obtain and protect intellectual property rights, litigation risks, general economic conditions With respect to the continued payment of cash dividends, factors include, but are not limited to, all of the factors listed above with respect to the impact of the COVID-19 pandemic on the our business generally, plus cash flows, available surplus, capital expenditure reserves required, debt service obligations, regulatory requirements and other factors that the Board of Directors of the Company may take into account.

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

OVERVIEW

Revenue for the first quarter of 2022 was $6.5 million compared to $5.7 million in 2021, an increase of 14%. The Company reported net income of 39 thousand, or $0.01 per diluted share for the three months ended March 31, 2022, versus net income of 83 thousand, or $0.01 per diluted share for the same period in 2021. Revenue increase for the quarter was attributed primarily to an increase in domestic sales volume. The slight earnings decrease was primarily attributable to the absence of a refundable retention tax credit in 2022. The refundable retention tax credit program under the CARES Act was terminated at the end of the third calendar quarter of 2021. Accordingly, we recorded zero and $0.8 million of employee retention tax credits during the three months ended March 31, 2022, and 2021, respectively, which is included in cost of revenues and operating expenses in the statements of operations. The Company did not declare or pay any cash dividends to its shareholders during the three months ended March 31, 2022.

As the Company disclosed in the 10-K, the Company’s Board of Directors authorized the Company to explore shareholder enhancement opportunities, including strategic alternatives, such as the potential sale or merger of the Company, capitalization optimization and dividend strategies. The Company continues to explore such opportunities. There can be no assurances that the shareholder enhancement review process will result in a transaction or other strategic change or outcome. The Company has not set a timetable for the conclusion of its review of strategic alternatives, and it does not intend to comment further unless and until the Board has approved a specific course of action or the Company has otherwise determined that further disclosure is appropriate or required by law. The Company’s Board of Directors has designated a subcommittee of the Board to review shareholder enhancement opportunities. The Company has retained investment banking firms and corporate transaction legal advisors in connection with its exploration of shareholder enhancement opportunities.

RESULTS OF OPERATIONS

Revenue increased 14% for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to a 14% increase in total volume, as 2021. For the same period, domestic revenues increased $0.9 million (17%) and international revenues decreased $0.1 million (42%). The Company’s domestic revenues increase was impacted by higher testing volumes in the base business due to continued recovery from the impact of the COVID-19 pandemic as well new business accounts. The international revenue decline was primarily from lower Brazil testing volume.

Gross profit: The Company had a $2.4 million gross profit for the three months ended March 31, 2022, compared to a $2.6 million gross profit for the same period in 2021. Cost of revenues increased by $0.9 million or 29% for the three months ended March 31, 2022, compared to the same period in 2021. The decrease in gross profit was primarily due to absence of the refundable employee retention tax credit present in the first quarter of 2021, as noted above. In addition, gross profit was negatively impacted by higher shipping charges incurred in the first quarter of 2022 as we incurred soaring variable fuel surcharges from our main transportation provider. This was offset in part by higher sales volume.

General and administrative (“G&A”) expenses decreased 13% or $0.2 million to $1.3 million for the three months ended March 31, 2022, compared to $1.5 million for the same period in 2021.  As a percentage of revenue, G&A expenses were 20% and 27% for the three months ended March 31, 2022, and 2021, respectively. The decrease in G&A expenses was primarily driven by the absence of certain non-recurring legal fees incurred in 2021 involving two different case settlements previously reported.

Marketing and selling expenses increased 26% or $0.2 million to $0.8 million for the three months ended March 31,2022, compared to $0.6 million for the same period in 2021. Total marketing and selling expenses represented 12% and 11% of revenue for the three months ended March 31, 2022, and 2021, respectively. The increase was primarily driven by higher overall personnel costs including the absence of the refundable employee retention tax credit present in the first quarter of 2021.

Research and development (“R&D”) expenses for the three months ended March 31, 2022, and 2021, were $0.3 million and $0.3 million, respectively. R&D expenses represented 5% and 5% of revenue for the three months ended March 31, 2022, and 2021, respectively.

Provision for income taxes consisted primarily of federal and state income taxes in the United States. We estimate income taxes in each of the jurisdictions in which we operate. During the three months ended March 31, 2022, the Company recorded a tax provision of $17 thousand (effective tax rate of 30%) and a tax provision of $20 thousand (effective tax rate of 19%) for the comparative period in 2021.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2022, the Company had approximately $2.1 million of cash and $5.2 million of working capital. The Company's operating activities generated net cash of $0.3 million for the three months ended March 31, 2022. Investing activities used $36 thousand of net cash while financing activities used $0.2 million of net cash during the first three months of 2021.

Cash generated by operating activities of $0.4 million reflected net income of $39 thousand adjusted for depreciation and amortization of $0.6 million, ROU asset amortization of $0.2 million and stock-based compensation of $0.2 million. This was also affected by an increase in current assets of $0.1 million and a decrease in accounts payable and accrued expenses of $0.6 million.

Cash used in investing activities of $36 thousand is primarily related to internally developed software. We anticipate spending less than $1.0 million in additional capital purchases for the remainder of 2021.

Cash used in financing activities of $0.2 million consisted entirely of payments on equipment financing.

Contractual obligations and other commercial commitments as of March 31, 2022, include operating lease commitments and outstanding debt, described in Notes 6 and 7, respectively of the Notes to Condensed Consolidated Financial Statements.

While management currently believes that its existing funds and cash flow from operations should be adequate to fund the Company’s business for at least the next 12 months, economic conditions related to COVID-19 are expected to continue to adversely affect the Company’s operating results and cash flows. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include but are not limited to, issuance of common stock or debt financing, lines of credit, or equipment leasing, although there is no assurance that such financings will be available to the Company on terms it deems acceptable, if at all.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Information pertaining to legal proceedings can be found in Item 1. Financial Statements and Supplementary Data – Note 5 “Commitments and Contingencies”.

Item 1A. Risk Factors

Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2021, includes a discussion of our risk factors. There have been no material changes in the risk factors described in such report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of treasury stock in the first three months of 2022.

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

Psychemedics Corporation

Date: May 11, 2022	By:	/s/ Raymond C. Kubacki
Raymond C. Kubacki
Chairman and Chief Executive Officer
(principal executive officer)

Date: May 11, 2022	By:	/s/ Andrew P. Limbek
Andrew P. Limbek
Vice President, Controller
(principal accounting officer)