Form 10-Q
period 2022-06-30
PSYCHEMEDICS CORP
filed 2022-08-10
CIK 806517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                 Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

or

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

The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at August 3, 2022 was 5,626,196.

.

PSYCHEMEDICS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(UNAUDITED)

	June 30,	December 31,
	2022	2021

ASSETS
Current Assets:
Cash	$1,790	$1,992
Accounts receivable, net of allowance for doubtful accounts of $118 at June 30, 2022, and $89 at December 31, 2021	4,405	4,116
Prepaid expenses and other current assets	1,722	1,499
Income tax receivable	2,985	2,678

Total Current Assets	10,902	10,285

Fixed assets, net of accumulated amortization and depreciation of $20,867 at June 30, 2022, and $19,659 at December 31, 2021	5,555	6,691
Other assets	851	864
Net deferred tax assets	-	160
Operating lease right-of-use assets	3,142	3,552

Total Assets	$20,450	$21,552

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$598	$994
Accrued expenses	3,264	3,188
Current portion of long-term debt	461	664
Current portion of operating lease liabilities	974	984

Total Current Liabilities	5,297	5,830

Long-term debt	453	599
Long-term deferred tax liabilities	307	-
Long-term portion of operating lease liabilities	2,457	2,880
Total Liabilities	8,514	9,309

Commitments and Contingencies (Note 5)

Shareholders' Equity:
Preferred stock, $0.005 par value, 873 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.005 par value; 50,000 shares authorized, 6,294 shares and 6,257 shares issued at June 30, 2022, and December 31, 2021, respectively, and 5,626 shares outstanding and 5,589 shares outstanding at June 30, 2022, and December 31, 2021, respectively	31	31
Additional paid-in capital	33,863	33,478
Accumulated deficit	(10,242)	(9,550)
Less - Treasury stock, at cost, 668 shares	(10,082)	(10,082)
Accumulated other comprehensive loss	(1,634)	(1,634)

Total Shareholders' Equity	11,936	12,243

Total Liabilities and Shareholders' Equity	$20,450	$21,552

See accompanying notes to condensed consolidated financial statements.

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenues	$6,513	$6,087	$13,021	$11,800
Cost of revenues	4,240	3,651	8,307	6,796

Gross profit	2,273	2,436	4,714	5,004

Operating Expenses:
General & administrative	1,445	1,280	2,772	2,809
Marketing & selling	813	656	1,619	1,298
Research & development	357	293	675	573

Total Operating Expenses	2,615	2,229	5,066	4,680

Operating (loss) income	(342)	207	(352)	324
Other (expense) income	(9)	--	57	(14)

(Loss) income before (benefit from) provision for income taxes	(351)	207	(295)	310

(Benefit from) provision for income taxes	(13)	73	4	93

Net (loss) income	$(338)	$134	$(299)	$217

Basic net (loss) income per share	$(0.06)	$0.02	$(0.05)	$0.04

Diluted net (loss) income per share	$(0.06)	$0.02	$(0.05)	$0.04

Dividends declared per share	$0.07	$-	$0.07	$-

See accompanying notes to condensed consolidated financial statements.

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)

(UNAUDITED)

For the Three Months Ended June 30, 2022
	Common Stock, $0.005 par value		Additional
	Common Shares	Common	Paid-In	Treasury Stock			Accumulated			Accumulated Other
	Outstanding	Stock	Capital	Shares	Cost		Deficit			Comprehensive Loss	Total
BALANCE, March 31, 2022	6,259	$31	$33,657	668	$	(10,082)	$	(9,511)	$	(1,634)	$12,461
Exercise of stock options	1	-	4	-		-		-		-	4
Shares issued – vested	34	-	-	-		-		-		-	-
Tax withholding related to vested shares from employee stock plans	-	-	(36)	-		-		-		-	(36)
Stock compensation expense	-	-	238	-		-		-		-	238
Cash dividends ($0.07 per share)	-	-	-	-		-		(393)		-	(393)
Net loss	-	-	-	-		-		(338)		-	(338)
BALANCE, June 30, 2022	6,294	$31	$33,863	668	$	(10,082)	$	(10,242)	$	(1,634)	$11,936

For the Six Months Ended June 30, 2022
	Common Stock, $0.005 par value		Additional
	Common Shares	Common	Paid-In	Treasury Stock			Accumulated			Accumulated Other
	Outstanding	Stock	Capital	Shares	Cost		Deficit			Comprehensive Loss	Total
BALANCE, December 31, 2021	6,257	$31	$33,478	668	$	(10,082)	$	(9,550)	$	(1,634)	$12,243
Exercise of stock options	1	-	4	-		-		-		-	4
Shares issued – vested	36	-	-	-		-		-		-	-
Tax withholding related to vested shares from employee stock plans	-	-	(36)	-		-		-		-	(36)
Stock compensation expense	-	-	417	-		-		-		-	417
Cash dividends ($0.07 per share)	-	-	-	-		-		(393)		-	(393)
Net loss	-	-	-	-		-		(299)		-	(299)
BALANCE, June 30, 2022	6,294	$31	$33,863	668	$	(10,082)	$	(10,242)	$	(1,634)	$11,936

For the Three Months Ended June 30, 2021
	Common Stock, $0.005 par value		Additional
	Common Shares	Common	Paid-In	Treasury Stock			Accumulated			Accumulated Other
	Outstanding	Stock	Capital	Shares	Cost		Deficit			Comprehensive Loss	Total
BALANCE, March 31, 2021	6,205	$31	$33,020	668	$	(10,082)	$	(8,523)	$	(1,634)	$12,812
Shares issued – vested	4	-	-	-		-		-		-	-
Stock compensation expense	-	-	169	-		-		-		-	169
Net income	-	-	-	-		-		134		-	134
BALANCE, June 30, 2021	6,209	$31	$33,189	668	$	(10,082)	$	(8,389)	$	(1,634)	$13,115

For the Six Months Ended June 30, 2021
	Common Stock, $0.005 par value		Additional
	Common Shares	Common	Paid-In	Treasury Stock			Accumulated			Accumulated Other
	Outstanding	Stock	Capital	Shares	Cost		Deficit			Comprehensive Loss	Total
BALANCE, December 31, 2020	6,205	$31	$32,803	668	$	(10,082)	$	(8,606)	$	(1,634)	$12,512
Shares issued – vested	4	-	-	-		-		-		-	-
Stock compensation expense	-	-	386	-		-		-		-	386
Net income	-	-	-	-		-		217		-	217
BALANCE, June 30, 2021	6,209	$31	$33,189	668	$	(10,082)	$	(8,389)	$	(1,634)	$13,115

See accompanying notes to condensed consolidated financial statements.

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Six Months Ended
	June 30,
	2022		2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$	(299)	$217
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization		1,239	1,353
ROU asset amortization		488	470
Deferred income taxes		467	27
Stock-based compensation		417	386
Changes in operating assets and liabilities:
Accounts receivable		(289)	(615)
Prepaid expenses and other current assets		(223)	(1,661)
Income tax receivable		(307)	(44)
Accounts payable		(396)	523
Operating lease liabilities		(511)	(508)
Accrued expenses		76	89
Net cash provided by operating activities		662	237

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements		(9)	(14)
Cost of internally developed software		(63)	(70)
Other assets		(18)	8
Net cash used in investing activities		(90)	(76)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of tax withholding		(32)	-
Payments of equipment financing		(349)	(343)
Cash dividends paid		(393)	-
Net cash (used in) financing activities		(774)	(343)

Net decrease in cash		(202)	(182)
Cash, beginning of period		1,992	2,833
Cash, end of period		$1,790	$2,651

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest		$19	$28
Cash paid for operating leases		$568	$575
Right-of-use assets acquired through operating leases		$78	$193

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

The condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of operations for the three and six months ended June 30, 2022, and 2021, the condensed consolidated statements of shareholders’ equity for the three and six months ended June 30, 2022, and 2021, and the condensed consolidated statements of cash flows for the six months ended June 30, 2022, and 2021 are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of results for these interim periods. The condensed consolidated balance sheet as of December 31, 2021, has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm, but does not include all of the information and footnotes required for complete annual financial statements. The Company’s comprehensive income (loss) is equal to its net income (loss) for all periods presented.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended June 30, 2022, may not be indicative of the results that may be expected for the year ending December 31, 2022, or any other period.

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

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.   COVID-19 Pandemic (continued)

The Coronavirus Aid, Relieve and Economic Security Act (“CARES”) Act, enacted on March 27, 2020, and the Families First Coronavirus Response Act, in each case modified by the Consolidated Appropriations Act enacted in December 2020, were emergency economic stimulus packages that included spending provisions and tax cuts to strengthen the United States economy and to fund a nationwide effort to curtail the effect of COVID-19. The principal impact of the CARES Act and subsequent legislation was the adoption of the Paycheck Protection Program (“PPP”). The CARES Act, together with subsequent legislation, also provided sweeping tax changes in response to the COVID-19 pandemic, including amendments to certain provisions of the previously enacted Tax Cuts and Jobs Act. The Company recognized a benefit of zero for both the three and six months ended June 30, 2022. The Company recognized a benefit of $0.8 million and $1.6 million for the three and six months ended June 30, 2021, respectively, as a reduction to cost of revenues and operating expenses related to the employee retention credit which was a tax provision in the CARES Act and subsequent legislation. Additionally, the CARES Act allowed the Company to fully carryback the 2020 net operating loss, for a refund of corporate income taxes previously paid.

Liquidity and Management’s Plans

At June 30, 2022, the Company’s principal sources of liquidity included $1.8 million of cash. Management currently believes that such funds, together with future operating profits, should be adequate to fund anticipated working capital requirements, including equipment financing obligations, and capital expenditures for at least the next 12 months. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include but are not limited to, issuance of common stock, debt financing, lines of credit, or equipment leasing, although there is no assurance that such financings will be available to the Company on terms it deems acceptable, if at all.

Accounts Receivable

The Company believes its allowance for credit losses related to its accounts receivable remained adequate as of June 30, 2022, due to the essential nature of its customers business, as well as the diversity of its large customer base. While the Company anticipates there could be an increase in the aging of its accounts receivable, the Company does not anticipate a significant increase in default risk.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.    Stock-Based Compensation

The Company’s 2006 Incentive Plan (“the Plan”) provides for cash-based awards or the grant or issuance of stock-based awards. As of June 30, 2022, 199 thousand shares remained available for future grant under the Plan.

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). The compensation cost charged against income is included in cost of revenues and operating expenses as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Stock-based compensation related to:
Stock option grants	$42	$77	$95	$221
Stock unit awards	196	92	322	165
Total stock-based compensation	$238	$169	$417	$386

There was no income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation arrangements for the three and six months ended June 30, 2022, and 2021.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.     Stock-Based Compensation (continued)

A summary of the Company’s stock option activity for the six months ended June 30, 2022, is as follows (in thousands except per share amounts and years):

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Life	Intrinsic
	Shares	Per Share	(years)	Value(1)
Outstanding, December 31, 2021	574	$14.23	6.1	$100
Granted	-	$-
Exercised	(1)	$4.07
Forfeited	(1)	$4.07
Outstanding, June 30, 2022	572	$14.23	5.6	$70

Exercisable, June 30, 2022	519	$14.89	5.4	$25

(1)	Intrinsic value is calculated based on the amount by which the closing market value of the Company’s stock exceeded the exercise price of the underlying options, multiplied by the number of shares.

A summary of the Company’s stock unit award (“SUA”) activity for the six months ended June 30, 2022, is as follows (in thousands except per share amounts):

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share

Outstanding & Unvested, December 31, 2022	224	$5.48
Granted	128	$6.52
Converted to common stock	(36)	$6.45
Cancelled	(6)	$6.43
Forfeited	(36)	$5.66
Outstanding & Unvested, June 30, 2022	274	$5.76

As of June 30, 2022, 1,131 thousand shares of common stock were reserved for issuance under the Plan. As of June 30, 2022, the unamortized fair value of awards relating to outstanding SUAs and options was $1.5 million, which is expected to be amortized over a weighted average period of 3.2 years.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.    Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding during the period when the effect is dilutive. The number of dilutive common equivalent shares outstanding during the period was determined in accordance with the treasury-stock method. Common equivalent shares consisted of common stock issuable upon the exercise of outstanding options and common stock issuable upon the vesting of outstanding, unvested SUAs. Basic and diluted weighted average common shares outstanding for the three and six months ended June 30, 2022, and 2021 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Weighted average common shares outstanding, basic	5,610	5,539	5,600	5,538
Dilutive common equivalent shares	-	88	-	83
Weighted average common shares outstanding, diluted	5,610	5,627	5,600	5,621

The computation of diluted earnings (loss) per share for the three and six months ended June 30, 2022, and 2021 excludes the effect of the potential exercise of stock awards, including stock options, when the effect is anti-dilutive. For the three and six months ended June 30, 2022, the number of antidilutive stock awards excluded from diluted earnings per share were 733 thousand and 589 thousand, respectively.

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

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.    Commitments and Contingencies (continued)

The MOU assumes class certification for purposes of the settlement only. The settlement amount of $1.2 million, which includes plaintiff attorneys' fees and costs, is subject to potential increase based on any adjustments in the final class size and the exact period to be covered, as determined by the court’s final approval. However, the Company believes that such adjustments, if any, would likely be immaterial. Once court approved, in exchange for the settlement payment, the plaintiff and all class members who do not opt out of the settlement will provide a broad release of any liability relating to the subject matter of the California Lawsuit, including any claims of such persons under California’s Private Attorneys' General Act of 2004. Such release is for the benefit of the Company, its affiliates, and any successor to the Company. The Company has the right to revoke the settlement prior to court approval in the event opt-outs, if any, from the class membership exceed a specified level. While the settlement is subject to final court approval as is customary, the MOU expressly provides that it is binding on and enforceable by each of the parties thereto, including by any successor to the Company. There is a $1.2 million liability reserve as of June 30, 2022 in connection with the California Lawsuit, which is included in accrued expenses on the accompanying consolidated balance sheets.

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

As of June 30, 2022, the Company recognized a Right-Of-Use (“ROU”) asset of $3.1 million and an operating lease liability of $3.4 million based on the present value of the minimum rental payments. The weighted average discount rate used for leases as of June 30, 2022, is 3.8%. The weighted average lease term as of June 30, 2022, is 3.9 years. The operating lease expense for the three and six months ended June 30, 2022, was $232 thousand and $501 thousand, respectively.

Maturities and balance sheet presentation of the Company’s lease liabilities for all operating leases as of June 30, 2022, is as follows (in thousands):

July 1, 2022, through December 31, 2022	$518
2023	1,133
2024	1,061
2025	553
2026	460
Total Lease Payments	3,725
Less: Interest expense	(294)
Present value of lease liabilities	$3,431

Current operating lease liabilities	$974
Long-term operating lease liabilities	2,457
$3,431

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

The weighted average interest rate on outstanding debt under the Loan Agreement was 3.6% for the three and six months ended June 30, 2022. The interest expense was $8 thousand and $18 thousand for the three months and six months ended June 30, 2022. As of June 30, 2022, the weighted average interest rate was 3.6% and there was $915 thousand of outstanding debt related under the Loan Agreement. The Company was in compliance with all loan covenants under the Loan Agreement as of June 30, 2022.

The annual principal repayment requirements for debt obligations as of June 30, 2022, were as follows (in thousands):

July 1, 2022, through December 31, 2022	$316
2023	293
2024	305
Long-term debt from equipment financing	914
Less: current portion of long-term debt from equipment financing	(461)
Long-term debt from equipment financing, net of current portion	$453

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.        Revenue

The table below disaggregates our external revenue by major source (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Testing	$5,480	$5,367	$11,204	$10,416
Shipping/Collection (hair)	1,001	680	1,751	1,295
Other	32	40	66	89
Total Revenue	$6,513	$6,087	$13,021	$11,800

9.        Significant Customers

The Company had no customers that represented over 10% of revenue during either of the six months ended June 30, 2022, or 2021. The Company had one customer that represented 16% and 12% of the total accounts receivable balance as of June 30, 2022, and 2021, respectively.

10.      Subsequent Events

On August 9, 2022, the Company declared a cash dividend of $0.07 per share, which will be paid on September 9, 2022, to shareholders of record on August 24, 2022.

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

OVERVIEW

Revenue for the second quarter of 2022 was $6.5 million compared to $6.1 million in the second quarter of 2021, an increase of 7%. The Company reported a net loss of $0.3 million, or ($0.06) per diluted share for the three months ended June 30, 2022, versus net income of $0.1 million, or $0.02 per diluted share for the same period in 2021. Revenue increase for the quarter was attributed primarily to an increase in domestic sales volume. The earnings decrease was primarily attributable to the absence of a refundable retention tax credit for the second quarter of 2022. The refundable retention tax credit program under the CARES Act was terminated at the end of the third calendar quarter of 2021. Accordingly, the Company recorded zero and $0.8 million of employee retention tax credits during the three months ended June 30, 2022, and 2021, respectively, which is included in cost of revenues and operating expenses in the statements of operations. Revenue for the six months ended June 30, 2022, and 2021, was $13.0 million and $11.8 million, respectively, an increase of 10%. The Company had a net loss for the six months ended June 30, 2022, of $0.3 million versus net income for the six months ended June 30, 2021, of $0.2 million. The Company recorded zero and $1.6 million of employee retention tax credits during the six months ended June 30, 2022, and 2021, respectively, which is included in cost of revenues and operating expenses in the statements of operations. The Company paid $0.07 per share of cash dividends to its shareholders in the six months ended June 30, 2022, compared to no cash dividends paid for the same period in 2021.

As the Company disclosed in the 10-K and in its Quarterly Report on Form 10-Q for the first quarter of 2022, the Company’s Board of Directors authorized the Company to explore shareholder enhancement opportunities, including strategic alternatives, such as the potential sale or merger of the Company, capitalization optimization and dividend strategies. The Company continues to explore such opportunities. There can be no assurances that the shareholder enhancement review process will result in a transaction or other strategic change or outcome. The Company has not set a timetable for the conclusion of its review of strategic alternatives, and it does not intend to comment further unless and until the Board has approved a specific course of action or the Company has otherwise determined that further disclosure is appropriate or required by law. The Company’s Board of Directors has designated a subcommittee of the Board to review shareholder enhancement opportunities. The Company has retained investment banking firms and corporate transaction legal advisors in connection with its exploration of shareholder enhancement opportunities.

RESULTS OF OPERATIONS

Revenue increased 7% for the three months ended June 30, 2022, compared to the same period in 2021, primarily due to a 13% increase in domestic revenues, offset by a 65% decrease in international revenues but on a much smaller base. For the same period, domestic revenues increased $0.7 million and international revenues decreased $0.3 million. For the six months ended June 2022, revenue increased 1.2 million or 10%, primarily due to an increase in domestic volume. The Company’s domestic revenues increase was due primarily to the continued recovery from the impact of the COVID-19 pandemic. The international revenue decline was primarily from lower Brazil testing volume.

Gross profit: The Company had a $2.2 million gross profit for the three months ended June 30, 2022, compared to a $2.4 million gross profit for the same period in 2021. Cost of revenues increased by $0.6 million or 16% for the three months ended June 30, 2022, compared to the same period in 2021. Gross profit for the six months ended June 30, 2022, was $4.7 million, a decrease of $0.3 million from the comparable period in 2021. Cost of revenues increased by $1.5 million or 22% for the six months ended June 30, 2022, when compared to the same period in 2021. The gross profit margin for the six-month period ended June 30, 2022, was 36% compared to 42% for the comparable period in 2021. The decrease in gross profit was primarily due to absence of the refundable employee retention tax credit present in the first and second quarters of 2021 offset in part by higher total revenues for both the three and six months ended June 30, 2022.

General and administrative (“G&A”) expenses increased 13% or $0.1 million to $1.4 million for the three months ended June 30, 2022, compared to $1.3 million for the same period in 2021. As a percentage of revenue, G&A expenses were 22% and 21% for the three months ended June 30, 2022, and 2021, respectively. The increase in G&A expenses was driven by the absence of the refundable employee retention tax credit in the second quarter of 2022 and higher legal fees incurred related to corporate enhancement activities. G&A expenses were $2.8 million and $2.8 million for the six months ended June 30, 2022, and 2021, respectively. As a percentage of revenue, G&A expenses were 21% and 24% for the six months ended June 30, 2022, and 2021, respectively.

Marketing and selling expenses increased 24% or $0.1 million to $0.8 million for the three months ended June 30, 2022, compared to $0.7 million for the same period in 2021. Total marketing and selling expenses represented 12% and 11% of revenue for the three months ended June 30, 2022, and 2021, respectively. The increase in marketing and selling expenses was primarily driven by higher overall personnel costs and the absence of the refundable employee retention tax credit present in the second quarter of 2021. Marketing and selling expenses were $1.6 million and $1.3 million for the six months ended June 30, 2022, and 2021, respectively. As a percentage of revenue, marketing and selling expenses were 12% and 11% for the six months ended June 30, 2022, and 2021, respectively.

Research and development (“R&D”) expenses for the three months ended June 30, 2022, and 2021 were $0.4 million and $0.3 million, respectively. R&D expenses represented 5% and 5% of revenue for the three months ended June 30, 2022, and 2021, respectively. R&D expenses were $0.7 million and $0.6 million for the six months ended June 30, 2022, and 2021, respectively. R&D expenses represented 5% and 5% of revenue for the six months ended June 30, 2022, and 2021, respectively.

Provision for income taxes: Our provision for income taxes consisted primarily of federal and state income taxes in the United States. We estimate income taxes in each of the jurisdictions in which we operate. During the three months ended June 30, 2022, the Company recorded a tax benefit of $13 thousand (effective tax rate of 4%) and a tax provision of $73 thousand (effective tax rate of 35%) for the comparative period in 2021. During the six months ended June 30, 2022, the Company recorded a tax provision of $4 thousand (effective tax rate of 1%) and a tax provision of $93 thousand (effective tax rate of 30%) or the comparative period in 2021.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2022, the Company had approximately $1.8 million of cash and $5.6 million of working capital. The Company's operating activities generated net cash of $0.7 million for the six months ended June 30, 2022. Investing activities used $0.1 million of net cash while financing activities used $0.8 million of net cash during the six months of 2022.

Cash provided by operating activities of $0.7 million reflected net loss of $0.3 million adjusted for depreciation and amortization of $1.2 million, ROU asset amortization of $0.5 million and stock-based compensation of $0.4 million. This was also affected by an increase in current assets of $0.8 million and a decrease in accounts payable and other current liabilities of $0.8 million.

Cash used in investing activities of $0.1 million was primarily related to internally developed software. We anticipate spending less than $0.5 million in additional capital purchases for the remainder of 2022.

Cash used in financing activities of $0.8 million included cash dividends to shareholders of $0.4 million and $0.3 million from payments on equipment financing.

Contractual obligations and other commercial commitments as of June 30, 2022, include operating lease commitments and outstanding debt, described in Notes 6 and 7, respectively of the Notes to Condensed Consolidated Financial Statements.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Information pertaining to legal proceedings can be found in Item 1. Financial Statements and Supplementary Data Note 5 – “Commitments and Contingencies”.

Item 1A. Risk Factors

Item 1A. of the10-K includes a discussion of our risk factors. There have been no material changes in the risk factors described in such report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of treasury stock in the first six months of 2022.

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

Psychemedics Corporation
Date: August 10, 2022	By: /s/ Raymond C. Kubacki
Raymond C. Kubacki
Chairman and Chief Executive Officer
(principal executive officer)

Date: August 10, 2022	By: /s/ Andrew P. Limbek
Andrew P. Limbek
Vice President, Controller
(principal accounting officer)