Form 10-Q
period 2022-09-30
PSYCHEMEDICS CORP
filed 2022-11-10
CIK 806517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

or

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

The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at November 9, 2022 was 5,644,696.

PSYCHEMEDICS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(UNAUDITED)

	September 30,	December 31,
	2022	2021

ASSETS
Current Assets:
Cash	$3,458	$1,992
Accounts receivable, net of allowance for doubtful accounts of $118 at September 30, 2022, and $89 at December 31, 2021	4,953	4,116
Prepaid expenses and other current assets	1,510	1,499
Income tax receivable	803	2,678

Total Current Assets	10,724	10,285

Fixed assets, net of accumulated amortization and depreciation of $21,449 at September 30, 2022, and $19,659 at December 31, 2021	5,064	6,691
Other assets	843	864
Net deferred tax assets	935	160
Operating lease right-of-use assets	2,912	3,552

Total Assets	$20,478	$21,552

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$857	$994
Accrued expenses	3,974	3,188
Current portion of long-term debt	360	664
Current portion of operating lease liabilities	985	984

Total Current Liabilities	6,176	5,830

Long-term debt	380	599
Long-term portion of operating lease liabilities	2,200	2,880

Total Liabilities	8,756	9,309

Commitments and Contingencies (Note 5)

Shareholders' Equity:
Preferred stock, $0.005 par value, 873 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.005 par value; 50,000 shares authorized, 6,313 shares and 6,257 shares issued at September 30, 2022, and December 31, 2021, respectively, and 5,645 shares outstanding and 5,589 shares outstanding at September 30, 2022, and December 31, 2021, respectively	32	31
Additional paid-in capital	34,139	33,478
Accumulated deficit	(10,733)	(9,550)
Less - Treasury stock, at cost, 668 shares	(10,082)	(10,082)
Accumulated other comprehensive loss	(1,634)	(1,634)

Total Shareholders' Equity	11,722	12,243

Total Liabilities and Shareholders' Equity	$20,478	$21,552

See accompanying notes to condensed consolidated financial statements.

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenues	$6,516	$6,673	$19,537	$18,473
Cost of revenues	4,184	3,598	12,492	10,394

Gross profit	2,332	3,075	7,045	8,079

Operating expenses:
General & administrative	1,588	1,329	4,360	4,138
Marketing & selling	791	652	2,409	1,950
Research & development	328	244	1,003	817

Total operating expenses	2,707	2,225	7,772	6,905

Operating (loss) income	(375)	850	(727)	1,174

Other (expense) income:
Gain on forgiveness of PPP loan	-	2,181	-	2,181
Settlement	-	(2,075)	-	(2,075)
Other	(8)	(31)	49	(44)

Total other (expense) income	(8)	75	49	62

(Loss) income before (benefit from) provision for income taxes	(383)	925	(678)	1,236

(Benefit from) provision for income taxes	(286)	186	(282)	280

Net (loss) income	$(97)	$739	$(396)	$956

Basic net (loss) income per share	$(0.02)	$0.13	$(0.07)	$0.17

Diluted net (loss) income per share	$(0.02)	$0.13	$(0.07)	$0.17

Dividends declared per share	$0.07	$-	$0.14	$-

See accompanying notes to condensed consolidated financial statements.

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)

(UNAUDITED)

For the Three Months Ended September 30, 2022

	Common Stock, $0.005 par value		Additional
	Common Shares	Common	Paid-In	Treasury Stock		Accumulated	Accumulated Other
	Outstanding	Stock	Capital	Shares	Cost	Deficit	Comprehensive Loss	Total
BALANCE, June 30, 2022	6,294	$31	$33,863	668	$(10,082)	$(10,242)	$(1,634)	$11,936
Shares issued – vested	19	1	(1)	-	-	-	-	-
Stock compensation expense	-	-	277	-	-	-	-	277
Cash dividends ($0.07 per share)	-	-	-	-	-	(394)	-	(394)
Net loss	-	-	-	-	-	(97)	-	(97)
BALANCE, September 30, 2022	6,313	$32	$34,139	668	$(10,082)	$(10,733)	$ (1,634)	$11,722

For the Nine Months Ended September 30, 2022

	Common Stock, $0.005 par value		Additional
	Common Shares	Common	Paid-In	Treasury Stock		Accumulated	Accumulated Other
	Outstanding	Stock	Capital	Shares	Cost	Deficit	Comprehensive Loss	Total
BALANCE, December 31, 2021	6,257	$31	$33,478	668	$(10,082)	$(9,550)	$(1,634)	$12,243
Exercise of stock options	1	-	4	-	-	-	-	4
Shares issued – vested	55	1	(1)	-	-	-	-	-
Tax withholding related to vested shares from employee stock plans	-	-	(36)	-	-	-	-	(36)
Stock compensation expense	-	-	694	-	-	-	-	694
Cash dividends ($0.07 per share)	-	-	-	-	-	(787)	-	(787)
Net loss	-	-	-	-	-	(396)	-	(396)
BALANCE, September 30, 2022	6,313	$32	$34,139	668	$(10,082)	$(10,733)	$(1,634)	$11,722

For the Three Months Ended September 30, 2021

	Common Stock, $0.005 par value		Additional
	Common Shares	Common	Paid-In	Treasury Stock		Accumulated	Accumulated Other
	Outstanding	Stock	Capital	Shares	Cost	Deficit	Comprehensive Loss	Total
BALANCE, June 30, 2021	6,209	$31	$33,189	668	$(10,082)	$(8,389)	$(1,634)	13,115
Shares issued – vested	1	-	-	-	-	-	-	-
Stock compensation expense	-	-	178	-	-	-	-	178
Tax withholding related to vested shares from employee stock plans	-	-	(5)	-	-	-	-	(5)
Net income	-	-	-	-	-	739	-	739
BALANCE, September 30, 2021	6,210	$31	$33,362	668	$(10,082)	$(7,650)	$(1,634)	$14,027

For the Nine Months Ended September 30, 2021

	Common Stock, $0.005 par value		Additional
	Common Shares	Common	Paid-In	Treasury Stock		Accumulated	Accumulated Other
	Outstanding	Stock	Capital	Shares	Cost	Deficit	Comprehensive Loss	Total
BALANCE, December 31, 2020	6,205	$31	$32,803	668	$(10,082)	$(8,606)	$(1,634)	12,512
Shares issued – vested	5	-		-	-	-	-	-
Stock compensation expense	-	-	564	-	-	-	-	564
Tax withholding related to vested shares from employee stock plans	-	-	(5)	-	-	-	-	(5)
Net income	-	-		-	-	956	-	956
BALANCE, September 30, 2021	6,210	$31	$33,362	668	$(10,082)	$(7,650)	$(1,634)	$14,027

See accompanying notes to condensed consolidated financial statements.

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$	(396)	$956
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Forgiveness of PPP loan		-	(2,181)
Depreciation and amortization		1,836	2,134
ROU asset amortization		718	697
Deferred income taxes		(775)	79
Stock-based compensation		694	564

Changes in operating assets and liabilities:
Accounts receivable		(837)	(1,325)
Prepaid expenses and other current assets		(11)	(1,840)
Income tax receivable		1,875	226
Accounts payable		(137)	(129)
Operating lease liabilities		(757)	(754)
Accrued expenses		786	1,422
Net cash provided by (used in) operating activities		2,996	(151)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements		(60)	(68)
Cost of internally developed software		(103)	(84)
Other assets		(25)	(42)
Net cash used in investing activities		(188)	(194)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock		4	-
Employee payroll tax withholding on stock issued under the stock-based compensation plans		(36)	(5)
Payments of equipment financing		(523)	(515)
Cash dividends paid		(787)	-
Net cash used in financing activities		(1,342)	(520)

Net increase (decrease) in cash		1,466	(865)
Cash, beginning of period		1,992	2,833
Cash, end of period		$3,458	$1,968

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes		$-	$10
Cash paid for interest		$36	$40
Cash paid for operating leases		$849	$862
Right-of-use assets acquired through operating leases		$78	$193

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

The condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statements of operations for the three and nine months ended September 30, 2022, and 2021, the condensed consolidated statements of shareholders’ equity for the three and nine months ended September 30, 2022, and 2021, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2022, and 2021 are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of results for these interim periods. The condensed consolidated balance sheet as of December 31, 2021, has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm, but does not include all of the information and footnotes required for complete annual financial statements. The Company’s comprehensive income (loss) is equal to its net income (loss) for all periods presented.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended September 30, 2022, may not be indicative of the results that may be expected for the year ending December 31, 2022, or any other period.

Unless the context requires otherwise, the terms “we”, “us”, “our”, or “the Company” refer to Psychemedics Corporation and its wholly-owned consolidated subsidiaries.

2.	Effects of COVID-19 Pandemic and Government Response

The outbreak of coronavirus (“COVID-19”) which was declared by the World Health Organization to be a pandemic, has impacted, and is expected to continue to impact worldwide economic activity. COVID-19 has had a significant impact on our entire operations. COVID-19’s effect on the overall economy has had an adverse impact on hiring, which has had a negative impact on our testing volume.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	COVID-19 Pandemic and Government Response (continued)

The Coronavirus Aid, Relieve and Economic Security Act (“CARES”) Act, enacted on March 27, 2020, and the Families First Coronavirus Response Act, in each case modified by the Consolidated Appropriations Act enacted in December 2020, were emergency economic stimulus packages that included spending provisions and tax cuts to strengthen the United States economy and to fund a nationwide effort to curtail the effect of COVID-19. One of the principal features of the CARES Act and subsequent legislation was the adoption of the Paycheck Protection Program (“PPP”). The CARES Act, together with subsequent legislation, also provided sweeping tax changes in response to the COVID-19 pandemic, including amendments to certain provisions of the previously enacted Tax Cuts and Jobs Act, and a refundable employee retention tax credit that expired on September 30, 2021. The Company had recognized a benefit of $1.0 million and $2.6 million for the three and nine months ended September 30, 2021, respectively, as a reduction to cost of revenues and operating expenses related to the employee retention tax credit. Additionally, the CARES Act allowed the Company to fully carryback the 2020 net operating loss, for a refund of corporate income taxes previously paid. During the third quarter of 2022, the Company received a $1.9 million cash refund of corporate income taxes previously paid.

Liquidity and Management’s Plans

At September 30, 2022, the Company’s principal sources of liquidity included $3.5 million of cash. Management currently believes that such funds, together with future operating profits, should be adequate to fund anticipated working capital requirements, including equipment financing obligations, and capital expenditures for at least the next 12 months. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include but are not limited to, issuance of common stock, debt financing, lines of credit, or equipment leasing, although there is no assurance that such financings will be available to the Company on terms it deems acceptable, if at all.

Accounts Receivable

The Company believes its allowance for credit losses related to its accounts receivable remained adequate as of September 30, 2022, due to the essential nature of its customers business, as well as the diversity of its large customer base. While the Company anticipates there could be an increase in the aging of its accounts receivable, the Company does not anticipate a significant increase in default risk.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Stock-Based Compensation

The Company’s 2006 Incentive Plan (“the Plan”) provides for cash-based awards or the grant or issuance of stock-based awards. As of September 30, 2022, 176 thousand shares remained available for future grant under the Plan.

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). The compensation cost charged against income is included in cost of revenues and operating expenses as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Stock-based compensation related to:
Stock option grants	$20	$53	$114	$275
Stock unit awards	257	125	580	289
Total stock-based compensation	$277	$178	$694	$564

There was no income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation arrangements for the three and nine months ended September 30, 2022, and 2021.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Stock-Based Compensation (continued)

A summary of the Company’s stock option activity for the nine months ended September 30, 2022, is as follows (in thousands except per share amounts and years):

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Life	Intrinsic
	Shares	Per Share	(years)	Value(1)
Outstanding, December 31, 2021	574	$14.23	6.1	$100
Granted	-	$-
Exercised	(1)	$4.07
Forfeited	(1)	$4.07
Outstanding, September 30, 2022	572	$14.28	5.3	$74

Exercisable, September 30, 2022	519	$14.89	5.1	$21

(1)	Intrinsic value is calculated based on the amount by which the closing market value of the Company’s stock exceeded the exercise price of the underlying options, multiplied by the number of shares.

A summary of the Company’s stock unit award (“SUA”) activity for the nine months ended September 30, 2022, is as follows (in thousands except per share amounts):

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share

Outstanding & Unvested, December 31, 2022	224	$5.48
Granted	146	$6.53
Converted to common stock	(55)	$6.43
Cancelled	(6)	$6.43
Forfeited	(31)	$6.19
Outstanding & Unvested, September 30, 2022	278	$5.79

As of September 30, 2022, 1,136 thousand shares of common stock were reserved for issuance under the Plan. As of September 30, 2022, the unamortized fair value of awards relating to outstanding SUAs and options was $1.2 million, which is expected to be amortized over a weighted average period of 2.9 years.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Stock-Based Compensation (continued)

The Board of Directors approved the accelerated vesting of 19 thousand and 35 thousand SUAs to certain directors, upon retirement, of the Company during the three and nine months ended September 30, 2022, respectively. The Company determined the value of the modifications to be $118 thousand and $230 thousand during the three and nine months ended September 30, 2022, respectively, which is included in stock-based compensation in the accompanying consolidated financial statements.

4.	Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding during the period when the effect is dilutive. The number of dilutive common equivalent shares outstanding during the period was determined in accordance with the treasury-stock method. Common equivalent shares consisted of common stock issuable upon the exercise of outstanding options and common stock issuable upon the vesting of outstanding, unvested SUAs. Basic and diluted weighted average common shares outstanding for the three and nine months ended September 30, 2022, and 2021 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Weighted average common shares outstanding, basic	5,638	5,542	5,613	5,542
Dilutive common equivalent shares	-	84	-	72
Weighted average common shares outstanding, diluted	5,638	5,626	5,613	5,614

The computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2022, and 2021 excludes the effect of the potential exercise of stock awards, including stock options, when the effect is anti-dilutive. For the three and nine months ended September 30, 2022, the number of antidilutive stock awards excluded from diluted earnings per share were 773 thousand and 605 thousand, respectively.

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

In the binding MOU, the parties agreed to settle this matter for a payment by the Company of $1.2 million in exchange for the dismissal of the California Lawsuit and a customary release of liability, subject only to final court approval and the process described below. Factoring in that process, the Company estimates that the settlement funds will be dispersed in the second half of 2023, subject to the actual timing of final court approval.

Although the Company believes that the allegations in the California Lawsuit lack merit, it agreed at a mediation to enter into the binding MOU to settle the claims in the California Lawsuit in order to avoid potentially significant legal fees, other expenses, and management time that would have to be devoted to protracted litigation in California regarding its wage and hour laws. The foregoing was also impacted in part by new California case law in February 2021 regarding meal period compliance. The allegations in the California Lawsuit relate to alleged discrepancies in compliance with meal and rest periods required by California law and other alleged compliance discrepancies relating to the California wage and hour laws with respect to non-exempt hourly employees of the Company in California for a period from June 9, 2017 through present. The California Lawsuit sought recovery of wages, penalties, interest, attorneys’ fees and other alleged damages. As part of the settlement, the Company continues to deny any liability or wrongdoing with respect to the claims made in the California Lawsuit.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	Commitments and Contingencies (continued)

The MOU assumes class certification for purposes of the settlement only. The settlement amount of $1.2 million, which includes plaintiff attorneys' fees and costs, is subject to potential increase based on any adjustments in the final class size and the exact period to be covered, as determined by the court’s final approval. However, the Company believes that such adjustments, if any, would likely be immaterial. Once court approved, in exchange for the settlement payment, the plaintiff and all class members who do not opt out of the settlement will provide a broad release of any liability relating to the subject matter of the California Lawsuit, including any claims of such persons under California’s Private Attorneys' General Act of 2004. Such release is for the benefit of the Company, its affiliates, and any successor to the Company. The Company has the right to revoke the settlement prior to court approval in the event opt-outs, if any, from the class membership exceed a specified level. While the settlement is subject to final court approval as is customary, the MOU expressly provides that it is binding on and enforceable by each of the parties thereto, including by any successor to the Company. There is a $1.2 million liability reserve as of September 30, 2022, in connection with the California Lawsuit, which is included in accrued expenses on the accompanying consolidated balance sheets.

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

As of September 30, 2022, the Company recognized an ROU asset of $2.9 million and an operating lease liability of $3.2 million based on the present value of the minimum rental payments. The weighted average discount rate used for leases as of September 30, 2022, is 3.8%. The weighted average lease term as of September 30, 2022, is 3.4 years. The operating lease expense for the three and nine months ended September 30, 2022, was $262 thousand and $762 thousand, respectively.

Maturities and balance sheet presentation of the Company’s lease liabilities for all operating leases as of September 30, 2022, is as follows (in thousands):

October 1, 2022, through December 31, 2022	$238
2023	1,133
2024	1,061
2025	553
2026	460
Total Lease Payments	3,445
Less: Interest expense	(260)
Present value of lease liabilities	$3,185

Current operating lease liabilities	$985
Long-term operating lease liabilities	2,200
$3,185

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

The weighted average interest rate on outstanding debt under the Loan Agreement for the three and nine months ended September 30, 2022, was 3.7% and 3.6%, respectively. The interest expense was $8 thousand and $26 thousand for the three months and nine months ended September 30, 2022. As of September 30, 2022, the weighted average interest rate was 3.8% and there was $740 thousand of outstanding debt related under the Loan Agreement. The Company was in compliance with all loan covenants under the Loan Agreement as of September 30, 2022.

The annual principal repayment requirements for debt obligations as of September 30, 2022, were as follows (in thousands):

October 1, 2022, through December 31, 2022	$141
2023	294
2024	305
Long-term debt from equipment financing	740
Less: current portion of long-term debt from equipment financing	(360)
Long-term debt from equipment financing, net of current portion	$380

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	Revenue

         The table below disaggregates our external revenue by major source (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Testing	$5,554	$5,859	$16,759	$16,275
Shipping/Collection (hair)	937	774	2,687	2,069
Other	25	40	91	129
Total Revenue	$6,516	$6,673	$19,537	$18,473

9.	Significant Customers

The Company had no customers that represented over 10% of revenue during either of the nine-month periods ended September 30, 2022, or 2021. The Company had one customer that represented 14% of the total accounts receivable balance as of September 30, 2022. The Company had no customers that represented greater than 10% of the total accounts receivable balance as of December 31, 2021.

10.	Subsequent Events

On November 9, 2022, the Company declared a cash dividend of $0.07 per share, which will be paid on December 16, 2022, to shareholders of record on December 2, 2022.

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

OVERVIEW

Revenue for the third quarter of 2022 was $6.5 million compared to $6.7 million in the third quarter of 2021, a decrease of 3%. The Company reported a net loss of $0.1 million, or ($0.02) per diluted share for the three months ended September 30, 2022, versus net income of $0.7 million, or $0.13 per diluted share for the same period in 2021. Revenue decrease for the quarter was attributed to a decrease in domestic testing volumes. The earnings decrease was primarily attributed to the absence of the refundable employee retention tax credit for the third quarter of 2022. The refundable employee retention tax credit program under the CARES Act was terminated at the end of the third calendar quarter of 2021. Accordingly, the Company recorded zero and $1.0 million of employee retention tax credits during the three months ended September 30, 2022, and 2021, respectively, which is included in cost of revenues and operating expenses in the accompanying consolidated statements of operations. Revenue for the nine months ended September 30, 2022, and 2021, was $19.5 million and $18.5 million, respectively, an increase of 5%. The Company reported a net loss of $0.4 million for the nine months ended September 30, 2022, versus net income of $1.0 million for the nine months ended September 30, 2021. The Company recorded zero and $2.6 million of employee retention tax credits during the nine months ended September 30, 2022, and 2021, respectively, which is included in cost of revenues and operating expenses in the accompanying consolidated statements of operations. The Company paid $0.14 per share of cash dividends to its shareholders in the nine months ended September 30, 2022, compared to no cash dividends paid for the same period in 2021.

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

RESULTS OF OPERATIONS

Revenue decreased 3% for the three months ended September 30, 2022, compared to the same period in 2021, primarily due to a 46% or $0.2 million decrease in international revenues. For the nine months ended September 2022, revenue increased $1.1 million or 5%, primarily due to an increase in domestic volumes and revenues. The Company’s domestic revenues increase was primarily due to the continued recovery from the impact of the COVID-19 pandemic. While the Company’s domestic base business has continued to recover from the impact of the COVID-19 pandemic, business was negatively impacted by the continued labor shortage affecting our customers.

Gross profit: The Company had a $2.3 million gross profit for the three months ended September 30, 2022, compared to a $3.1 million gross profit for the same period in 2021. Cost of revenues increased by $0.6 million or 16% for the three months ended September 30, 2022, compared to the same period in 2021. Gross profit for the nine months ended September 30, 2022, was $7.1 million, a decrease of $1.0 million from the comparable period in 2021. Cost of revenues increased by $2.1 million or 20% for the nine months ended September 30, 2022, when compared to the same period in 2021. The gross profit margin for the nine-month period ended September 30, 2022, was 36% compared to 44% for the comparable period in 2021. The decrease in gross profit was primarily due to the absence of the refundable employee retention tax credit present in all three quarters of 2021 offset in part by higher total revenues for the nine months ended September 30, 2022.

General and administrative (“G&A”) expenses increased 19% or $0.3 million to $1.6 million for the three months ended September 30, 2022, compared to $1.3 million for the same period in 2021. As a percentage of revenue, G&A expenses were 24% and 20% for the three months ended September 30, 2022, and 2021, respectively. The increase in G&A expenses was driven by the absence of the refundable employee retention tax credit in 2022 that was recognized in the third quarter of 2021. The increase was offset in part by lower legal fees incurred in 2022. G&A expenses were $4.4 million and $4.1 million for the nine months ended September 30, 2022, and 2021, respectively. As a percentage of revenue, G&A expenses were 22% and 22% for the nine months ended September 30, 2022, and 2021, respectively.

Marketing and selling expenses increased 21% or $0.1 million to $0.8 million for the three months ended September 30, 2022, compared to $0.7 million for the same period in 2021. Total marketing and selling expenses represented 12% and 10% of revenue for the three months ended September 30, 2022, and 2021, respectively. The increase in marketing and selling expenses was primarily driven by the absence of the refundable employee retention tax credit in 2022 that was recognized in the third quarter of 2021 and higher overall personnel costs. Marketing and selling expenses were $2.4 million and $2.0 million for the nine months ended September 30, 2022, and 2021, respectively. As a percentage of revenue, marketing and selling expenses were 12% and 11% for the nine months ended September 30, 2022, and 2021, respectively.

Research and development (“R&D”) expenses for the three months ended September 30, 2022, and 2021 were $0.3 million and $0.2 million, respectively. R&D expenses represented 5% and 4% of revenue for the three months ended September 30, 2022, and 2021, respectively. R&D expenses were $1.0 million and $0.8 million for the nine months ended September 30, 2022, and 2021, respectively. R&D expenses represented 5% and 4% of revenue for the nine months ended September 30, 2022, and 2021, respectively.

Provision for income taxes: Our provision for income taxes consisted primarily of federal and state income taxes in the United States. We estimate income taxes in each of the jurisdictions in which we operate. During the three months ended September 30, 2022, the Company recorded a tax benefit of $286 thousand (effective tax rate of 75%) and a tax provision of $186 thousand (effective tax rate of 20%) for the comparative period in 2021. During the nine months ended September 30, 2022, the Company recorded a tax benefit of $282 thousand (effective tax rate of 42%) and a tax provision of $280 thousand (effective tax rate of 23%) or the comparative period in 2021.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2022, the Company had approximately $3.5 million of cash and $4.6 million of working capital. The Company's operating activities generated net cash of $3.0 million for the nine months ended September 30, 2022. Investing activities used $0.2 million of net cash while financing activities used $1.3 million of net cash during the nine months of 2022.

Cash provided by operating activities of $3.0 million reflected net loss of $0.4 million adjusted for depreciation and amortization of $1.8 million, ROU asset amortization of $0.7 million and stock-based compensation of $0.7 million. This was also affected by a decrease in current assets of $1.0 million and an increase in accounts payable and other current liabilities of $0.6 million.

Cash used in investing activities of $0.2 million was primarily related to internally developed software. We anticipate spending less than $0.3 million in additional capital purchases for the remainder of 2022.

Cash used in financing activities of $1.3 million included cash dividends to shareholders of $0.8 million and $0.5 million from payments on equipment financing.

Contractual obligations and other commercial commitments as of September 30, 2022, include operating lease commitments and outstanding debt, described in Notes 6 and 7, respectively of the Notes to Condensed Consolidated Financial Statements.

While management currently believes that its existing funds and cash flow from operations should be adequate to fund the Company’s business for at least the next 12 months, adverse economic conditions in the United States are expected to adversely affect the Company’s operating results and cash flows. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include but are not limited to, issuance of common stock or debt financing, although there is no assurance that such financings will be available to the Company on terms it deems acceptable, if at all.

Item 4.	Controls and Procedures

As of the end of the period covered by this report (the “evaluation date”) the Company’s management under the supervision and with the participation of the Company’s Chief Executive Officer and Assistant Controller, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act. Based upon that evaluation, the Chief Executive Officer and Assistant Controller concluded as of the evaluation date, that the Company’s disclosure controls and procedures were effective for ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that its disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

Item 1A. of the 10-K includes a discussion of our risk factors. There have been no material changes in the risk factors described in such report.

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

Psychemedics Corporation

Date:	November 10, 2022	By:	/s/ Raymond C. Kubacki
Raymond C. Kubacki
Chairman and Chief Executive Officer
(principal executive officer)

Date:	November 10, 2022	By:	/s/ William B. Norris
William B. Norris
Assistant Controller
(principal accounting officer)