Form 10-K
period 2022-12-31
PSYCHEMEDICS CORP
filed 2023-03-27
CIK 806517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). Yes ☐ No ☒

As of June 30, 2022, there were 5,626,196 shares of Common Stock of the Registrant outstanding. The aggregate market value of the Common Stock of the Registrant held by non-affiliates (assuming for these purposes, but not conceding, that all executive officers, directors and 5% shareholders are “affiliates” of the Registrant) as of June 30, 2022, was $26.9 million, computed based upon the closing price of $6.34 per share on June 30, 2022.

As of March 15, 2023, there were 5,684,647 shares of Common Stock of the Registrant outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Business,” “Risk Factors,” “Legal Proceedings,” “Market for Registrant’s Common Stock and Related Stockholder Matters” and “Management Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K (this “Form 10-K”) constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to future earnings, earnings per share, revenues, operating income, cash flows, competitive and strategic initiatives, potential stock repurchases, liquidity needs, cash dividends, future business, growth opportunities, profitability, pricing, new accounts, customer base, market share, test volume, sales volume, sales and marketing strategies, U.S. and foreign drug testing laws and regulations and the enforcement of such laws and regulations, required investments in plant, equipment and people, new test development, and contingencies, including litigation results. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, earnings per share or achievements to be materially different from any future results, levels of activity, growth, performance, earnings per share or achievements expressed or implied by such forward-looking statements.

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

Factors that may cause such differences include but are not limited to: (1) intense competition in the drug testing industry, particularly among companies that test utilizing hair samples; (2) risks associated with the development of markets for new products and services offered; (3) pricing policies; (4) risks associated with capacity expansion; (5) risks associated with U.S. government regulations, including, but not limited to, Food and Drug Administration (the “FDA”) regulations, (6) risks associated with denial, suspension, or revocation of certifications or other licenses for any of our clinical laboratories; (7) Psychemedics' ability to maintain its reputation and brand image; (8) the ability of Psychemedics to achieve its business plans, productivity improvements, cost controls, leveraging of its global operating platform, and acceleration of the rate of innovation; (9) the direct and indirect impact of the COVID-19 pandemic on our business and operations; (10) information technology system failures and data security breaches; (11) the uncertain global economy; (12) our ability to attract, develop and retain executives and other qualified employees and independent contractors, including distributors; (13) Psychemedics' ability to obtain and protect intellectual property rights; (14) litigation risks; and (15) changes in economic conditions which affect demand for our products and services.

Additional important factors that could cause actual results to differ materially from expectations reflected in our forward-looking statements include those described in Item 1A, “Risk Factors.”

i

PSYCHEMEDICS CORPORATION

FORM 10-K
ANNUAL REPORT
For the Year Ended December 31, 2022

ii

PART I

Available Information

Psychemedics Corporation (together with its wholly-owned subsidiaries, the “Company” or “Psychemedics”) maintains its principal executive office at 289 Great Road, Acton, MA 01720. Our telephone number is (978) 206-8220 and internet address is www.psychemedics.com. Our stock is traded on the NASDAQ Stock Market under the symbol “PMD”. The Company makes available, free of charge, on the Investor Information section of its website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K from time to time, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (the “SEC”). Copies are also available, without charge, from Psychemedics Corporation, Attn: Investor Relations, 289 Great Road, Acton, MA 01720. Alternatively, reports filed with the SEC may be viewed or obtained at the SEC Public Reference Room in Washington, D.C., or from the SEC on its website at www.sec.gov. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

Item 1. Business

General

Psychemedics Corporation is a Delaware corporation organized on September 24, 1986. The consolidated financial statements of the Company include the accounts and results of operations of Psychemedics Corporation and its wholly-owned subsidiary, Psychemedics International, LLC and their jointly-owned subsidiary, Psychemedics Laboratórios Ltd. All significant inter-company balances and transactions have been eliminated in consolidation. All the Company’s physical assets are located within the United States. The Company provides testing services for the detection of drugs of abuse through the analysis of hair samples. The Company’s testing methods utilize a patented technology that digests the hair and releases drugs trapped in the hair without destroying the drugs. This is fundamental to the entire process because the patented method gets virtually 100% of the drug out of the hair, and if you cannot get the drug out of the hair, you cannot measure it. The Company then performs a proprietary custom-designed patented (US 10,539,580) enzyme immunoassay (“EIA”) on the liquid supernatant, with confirmation testing by mass spectrometry.

The Company’s primary application of its patented technology is as a testing service that analyzes hair samples for the presence of certain drugs of abuse. The Company’s customized proprietary EIA procedures to drug test hair samples differ from the more commonly used immunoassay procedures employed by other hair testing companies. The Company’s testing results provide quantitative information that can indicate the approximate amount of drug ingested as well as historical data, which can show a pattern of individual drug use over a longer period of time, thereby providing superior detection compared to other types of drug testing. This information is useful to employers for both applicant and employee testing, as well as treatment professionals, law enforcement agencies, school administrators, and parents concerned about their children’s drug use. The Company provides screening and confirmation by mass spectrometry using industry-accepted practices for cocaine, marijuana, PCP, amphetamines (including ecstasy, eve and Adderall®), opiates (including heroin, hydrocodone, hydromorphone, oxycodone, oxymorphone and codeine), synthetic cannabinoids (including K2, Spice, Blaze), benzodiazepines (Xanax®, Valium®, and Ativan®), nicotine, Fentanyl, and alcohol.

Hair drug testing services are currently performed at the Company’s Culver City, California campus located at 5832 Uplander Way and 5750 Hannum Avenue.

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

In 1998, the National Institute of Justice, utilizing Psychemedics’ previously utilized RIAH hair testing assay, completed a Pennsylvania Prison study where hair analysis revealed an average prison drug use level of approximately 7.9% in 1996. Comparatively, urinalysis revealed virtually no positives. After measures to curtail drug use were instituted (drug-sniffing dogs, searches and scanners), the usage level fell to approximately 2% according to the results of hair analysis in 1998. Again, the urine tests showed virtually no positives. The study illustrates the usefulness of hair analysis to monitor populations and the weakness of urinalysis.

The Company has received 510k clearance from the FDA on nine EIA assays used to test head and body hair for drugs of abuse.

The Company’s decontamination wash protocol and the effects in eliminating surface contamination were analyzed in a study conducted by scientists at the Laboratory of the Federal Bureau of Investigation (the “FBI”) and published in August 2014 in the Journal of Analytical Toxicology. The FBI concluded that the use of an extended wash protocol of the type used by the Company will exclude false positive results from environmental contact with cocaine. In the study, the FBI cited Psychemedics’ studies published in 1993, 2002, 2004, and 2005, and named our Vice President of Laboratory Operations, and our laboratory, in its acknowledgments. The FBI study also supported the use of metabolites known as hydroxycocaines as evidence of ingestion. These metabolites were first identified in hair by Psychemedics.

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

Hair testing using the Company’s patented method, along with mass spectrometry confirmation, further reduces the prospects of error in conducting drug detection tests. Urinalysis testing is more susceptible to problems such as “evidentiary false positives” resulting from passive drug exposure or poppy seeds. To combat this problem, in federally mandated testing, the opiate cutoff levels for urine testing were raised 667% (from 300 to 2,000 ng/ml) on December 1, 1998, and testing for the presence of a heroin metabolite, 6-MAM, was required. These requirements, however, effectively reduced the detection time frame for confirmed heroin use, such that 6-MAM in urine can typically only be detected for several hours post drug use. In contrast, the metabolite 6-MAM is stable in hair and can be detected for months.

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

The Company’s prices for its tests are generally slightly higher than prices for tests using urinalysis, but the Company believes that its superior detection rates provide more value to the customer. This higher pricing policy could, however, adversely impact the growth of the Company’s current base business and failure to obtain new business customers.

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

Target Markets

Workplace

The Company focuses its primary marketing efforts on the domestic private sector, with particular emphasis on job applicants and employee testing.

Most businesses use drug testing to screen job applicants and employees. The Hazeldon Foundation survey from 2007 indicated that 85% of Human Resource (“HR”) professionals believe that drug testing is an effective way to identify substance abuse. The prevalence of drug screening programs reflects a concern that drug use contributes to employee health problems and costs. As the same study found that 62% of HR professionals believe that absenteeism is the most significant problem caused by substance abuse and addiction, followed at 49% by reduced productivity, a lack of trustworthiness at 39%, a negative impact on the company’s external image at 32%t, missed deadlines at 31%, and in certain industries, safety hazards. It has been estimated that substance abuse costs to American businesses is more than $100 billion annually.

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

The Company performs a confirmation test of all screened positive results through mass spectrometry. The use of mass spectrometry is an industry accepted practice used to confirm a positive test result from the screening process. The Company offers its clients an expanded drug screen with mass spectrometry confirmation of cocaine, PCP, marijuana, amphetamines, alcohol, opiates, synthetic cannabinoids and benzodiazepines.

Schools

The Company currently serves hundreds of schools throughout the United States and in several foreign countries. The Company offers its school clients the same five-drug screen with mass spectrometry confirmation that is used with the Company’s workplace testing service.

Parents

The Company also offers a personal drug testing service, known as “PDT-90”®, for parents concerned about drug use by their children. It allows parents to collect a small sample of hair from their child in the privacy of the home, send it directly to the Company’s laboratory and have it tested for drugs of abuse by the Company. The PDT-90 testing service uses the same patented method that is used with the Company’s workplace testing services.

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

Geographic Scope

Revenues outside the United States were 3%, 5%, and 9% of consolidated revenues for years ended, 2022, 2021 and 2020, respectively.

Distribution

The Company markets its corporate drug testing services through its own sales force, distributors and webinars. The Company markets its home drug testing service, PDT-90®, through the Internet.

Significant Customers and Concentration of Credit Risk

The Company had no customers that represented 10% or more of total revenue for the years ended December 31, 2022, 2021 and 2020, respectively. The Company had one customer that represented 11% and 12% of the total accounts receivable balance as of December 31, 2022 and 2021, respectively.

The Company maintains its cash in a bank account at one of the largest financial institutions in the U.S. The individual balance, at times, may exceed federally insured limits. These deposits may be redeemed upon demand, and the Company believes that the financial institution that holds the Company’s cash is financially sound and, accordingly, minimal credit risk exists with respect to cash.

Competition

The Company competes directly with numerous commercial laboratories that test for drugs primarily through urinalysis testing. Most of these laboratories, such as Quest Diagnostics, have substantially greater financial resources, market identity, drug testing market share, marketing organizations, facilities, and more personnel than the Company. Psychemedics has developed a strong base of corporate customers and believes that future success with new business customers is dependent on the Company’s ability to communicate the advantages of implementing a drug program utilizing the Company’s patented hair analysis method.

The Company’s ability to compete is also a function of pricing. The Company’s prices for its tests are generally slightly higher than prices for tests using urinalysis. However, the Company believes that its superior detection rates, coupled with the customer’s ability to test less frequently due to hair testing’s wider window of detection (three months versus approximately three days with urinalysis), provide more value to the customer. This pricing policy could, however, lead to slower volume growth for the Company.

The Company also competes with other hair testing laboratories. The Company distinguishes itself from hair testing competitors by emphasizing the superior results the Company obtains through use of its unique patented extraction method in combination with the Company’s FDA cleared immunoassay screen.

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

The Federal Food, Drug and Cosmetic Act, as amended, requires companies engaged in the business of testing for drugs of abuse using a test (screening assay) not previously recognized by the FDA to submit their assay to the FDA for recognition prior to marketing. In addition, the laboratory performing the tests is required to be certified by a recognized agency. In 2002, the Company received 510k clearance to market all five of its assays utilizing RIAH technology.

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

Research and Development

The Company is continuously engaged in research and development activities. During the years ended December 31, 2022, 2021 and 2020, $1.3 million, $1.1 million and $1.3 million, respectively, were expended for research and development. The Company continues to perform research activities to develop new products and services and to improve existing products and services utilizing the Company’s proprietary technology. The Company also continues to evaluate methodologies to enhance its drug screening capabilities. Additional research using the Company’s proprietary technology is being conducted by outside research organizations through government-funded studies.

Employees

As of December 31, 2022, the Company employed 133 employees, 3 of whom were in R&D. None of the Company’s employees are subject to a collective bargaining agreement and the Company believes that overall relations with employees are good.

Item 1A. Risk Factors

In addition to other information contained in this Form 10-K, the following risk factors should be carefully considered in evaluating Psychemedics Corporation and its business because such factors could have a significant impact on our business, operating results, and financial condition. Additional risks not presently known to the Company, or that it presently deems immaterial, may also negatively impact the Company. These risk factors could cause actual results to materially differ from those projected in any forward-looking statements.

Risks Related to Our Business and Operations

The ongoing COVID-19 pandemic may continue to adversely affect our business, results of operation and financial condition.

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business. Fluctuations in the number of COVID-19 cases may have a negative effect on the Company's business and financial performance. Given the continued unpredictability pertaining to the COVID-19 pandemic, the impact on the Company's business continues to be uncertain and depends on a number of evolving factors that the Company may not be able to predict or effectively respond to. These factors include: the timing, extent, trajectory, and duration of any pandemic; increases in COVID-19 infection rates and the geographic location of such increases; the development, availability, distribution and effectiveness of vaccines and treatments; the imposition of protective public safety measures; and the impact of any pandemic on supply chain and the global economy. To the extent the COVID-19 pandemic or any future pandemic adversely affects our business, results of operations and financial condition, it may also have the effect of heightening other risks.

The Company incurred additional costs to implement operational changes in response to this pandemic. The COVID-19 pandemic disrupted, and along with other economic factors, a resurgence in COVID-19 could continue to disrupt, the Company’s supply chain, including its ability to secure test collection and testing supplies and equipment and personal protective equipment for its employees.

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

Our business is intensely competitive, both in terms of price and service. Pricing of drug testing services is a significant factor often considered by customers in selecting a drug testing laboratory. Larger clinical laboratory providers can increase cost efficiencies afforded by large-scale automated testing. This results in greater price competition. The Company may be unable to increase cost efficiencies sufficiently, if at all, and as a result, its net earnings and operating cash flows could be negatively impacted by such price competition. The Company may also face increased competition from companies that do not comply with existing laws or regulations or otherwise disregard compliance standards in the industry. Additional competition, including price competition, could have a material adverse impact on the Company’s net revenues and profitability.

Inflationary pressures on the costs of direct materials, supplies, and personnel expenses could have a material impact on the Company’s gross profit and profitability.

Inflationary pressures have resulted in increases in the costs of shipping charges, supplies, and other services that we purchase from vendors, suppliers, and others. Inflationary pressures, along with the competition for labor, have also resulted in an increase of our labor costs, which include the costs of compensation, benefits, and other employee-related expenses. Continuation of the current inflationary environment may adversely impact the Company.

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

Our technologies, systems and networks may be subject to cybersecurity breaches. Although we have experienced occasional, actual or attempted breaches of our cybersecurity, none of these breaches has had a material effect on our business, operations or reputation. If our systems for protecting against cybersecurity risks prove to be insufficient, we could be adversely affected by having our business systems compromised, our proprietary information altered, lost or stolen, or our business operations disrupted. As cyber-attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information systems and related infrastructure security vulnerabilities.

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

We are or may in the future become subject to a variety of litigation and legal proceedings relating to, among other things: corporate matters; commercial matters; financial and securities regulations; and employment matters. These proceedings may result in substantial monetary damages. Results of legal and regulatory proceedings cannot be predicted with certainty and for some matters, such as class actions, no insurance is cost-effectively available. Regardless of merit, legal and regulatory proceedings may be both time-consuming and disruptive to our operations and could divert the attention of our management and key personnel from our business operations. We estimate loss contingencies and establish accruals as required by generally accepted accounting principles, based on our assessment of contingencies where liability is deemed probable and reasonably estimable, in light of the facts and circumstances known to us at a particular point in time.

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

Our future success will depend on the continued service of our key employees.

Our people are a critical resource. The loss of any of our key personnel, including our Chief Executive Officer, executive team and other highly skilled employees, could harm our business and prospects. We may not be able to attract and retain personnel necessary for the development of our business. We do not have key personnel under contract other than 3 officers who have agreements providing for severance and non-compete covenants in the event of termination of employment following a change of control. Further, we do not have any key man life insurance for any of our officers or other key personnel.

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

If our use of chemical and hazardous materials violates applicable laws or regulations or causes personal injury, we may be liable for damages.

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

Our approach to environmental, social, and governance (ESG) matters may not satisfy all our stakeholders.

We assess opportunities and risks related to environmental, social and governance (ESG) matters. As part of this process, we may make decisions related to ESG matters and may set goals and targets related to ESG matters. We have a broad range of stakeholders, including our stockholders, employees, schools, and communities we serve, some of whom increasingly focus on ESG matters. Certain stakeholders may not be satisfied with our decisions related to ESG matters, the goals we set regarding ESG matters, our progress towards these goals or the resulting outcomes. This could lead to negative perceptions of, or loss of support for our business, difficulty recruiting or attracting new employees and our stock price being negatively impacted.

Risks Related to Our Stock

Our quarterly operating results could fluctuate significantly, which could cause our stock price to decline.

Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. Our results are impacted by the extent to which we are able to gain new customers, competitive pricing, and on the hiring practices of our existing customers, including seasonality. Demand for drug testing can be impacted by changes in government requirements regarding testing for drugs of abuse, delays in implementation of such requirements, as well as general economic conditions. Entering into new customer contracts can involve a long lead time. Accordingly, negotiation can be lengthy and is subject to a number of significant risks, including customers’ budgetary constraints and internal reviews. Due to these and other market factors, our operating results could fluctuate significantly from quarter to quarter. In addition, we may experience significant fluctuations in quarterly operating results due to factors such as general and industry-specific economic conditions that may affect the budgets and the hiring practices of our customers.

Due to the possibility of fluctuations in our revenue and expenses, we believe that quarter-to-quarter comparisons of our operating results are not necessarily a good indication of our future performance. Our operating results in some quarters may not meet the expectations of stock market analysts and investors. If we do not meet analysts’ or investors’ expectations, our stock price could decline.

Payment of a cash dividend could decline or cease.

With some interruptions during the COVID pandemic, the Company has historically paid cash dividends. Any cessation of our program or reduction in our cash dividend could affect our stock price. If we cease this practice or reduce the amount of the regular cash dividend, due to operating or economic conditions, our stock price could suffer. Further, if the Company ceases its future cash dividends, a return on investment in our common stock would depend entirely upon future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company maintains its corporate office at 289 Great Road, Acton, Massachusetts, 01720; the office consists of six thousand square feet and is leased through February 2024.

The Company leases two facilities for laboratory testing purposes in Culver City, California. The first is fourteen thousand square feet of space with an additional ten thousand square feet of storage space. This facility is leased through December 2024. The second facility of sixteen thousand square feet is leased through March 2025.

Item 3. Legal Proceedings

Information pertaining to legal proceedings can be found in Item 8. Financial Statements and Supplementary Data Note 9 - “Commitments and Contingencies” to the Consolidated Financial Statements included in this Annual Report.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NASDAQ Stock Market under the symbol “PMD”. As of March 15, 2023, there were 157 record holders of the Company’s common stock. The number of record owners was determined from the Company’s stockholder records maintained by the Company’s transfer agent and does not include beneficial owners of the Company’s common stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of the Company’s common stock held by others as or in nominee names exceeds 3,100.

The following table sets forth for the periods indicated the range of prices for the Company’s common stock as reported by the NASDAQ Stock Market and cash dividends declared by the Company.

	High	Low	Dividends
Fiscal 2022:
First Quarter	$7.77	$6.25	$-
Second Quarter	7.21	6.01	0.07
Third Quarter	6.94	6.05	0.07
Fourth Quarter	6.70	4.85	0.07
Fiscal 2021:
First Quarter	$7.90	$4.95	$-
Second Quarter	8.36	6.20	-
Third Quarter	8.60	8.05	-
Fourth Quarter	8.90	6.76	0.05

The Company most recently declared a cash dividend of $0.07 per share on March 21, 2023, which will be paid on April 10, 2023.

Issuer Purchases of Equity Securities

During 2022, the Company did not repurchase any common shares for treasury.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of common stock of the Company during 2022.

Performance Graph

Calculated by the Company using www.yahoo.com/finance historical prices.

		2017	2018	2019	2020	2021	2022
PMD	PSYCHEMEDICS CORPORATION	100.00	80.54	51.36	32.49	42.12	32.83
Russell 2000	RUSSELL 2000 INDEX	100.00	87.82	108.66	128.61	146.23	114.70
NASDAQ	NASDAQ COMPOSITE INDEX	100.00	96.12	129.97	186.69	226.63	151.61

(1)

The above graph assumes a $100 investment on December 31, 2017, through the end of the 5-year period ended December 31, 2022, in the Company’s Common Stock, the Russell 2000 Index and the NASDAQ Composite Index. The prices all assume the reinvestment of cash dividends.

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

Item 6. Reserved

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

Overview

Psychemedics Corporation is the world’s largest provider of hair testing for drugs of abuse, utilizing a patented hair analysis method involving digestion of hair, enzyme immunoassay technology and confirmation by mass spectrometry to analyze human hair to detect abused substances. The Company’s customers include Fortune 500 companies, as well as small to mid-size corporations, schools, and governmental entities, located in the United States and internationally. During the year ended December 31, 2022, the Company’s revenues were $25.2 million, an increase of 1% from $24.9 million in 2021. The increase was due to higher organic growth in the Company’s largest market segment offset by a decline in Brazil revenues, including the Brazil driver license business.

Under the provisions of the CARES Act signed into law on March 27, 2020, and the subsequent extension of the CARES Act, the Company was eligible for a refundable employee retention credit subject to certain criteria through the fiscal year ended December 31, 2021. The Company recognized $2.6 million of employee retention credits during fiscal year 2021 of which $1.8 million was included in cost of revenues and $0.8 million in operating expenses in the statement of operations.

As the Company has disclosed previously, most recently in its Quarterly Report on Form 10-Q in the third quarter of 2022, the Company’s Board of Directors authorized the Company to explore shareholder enhancement opportunities, including strategic alternatives, such as the potential sale or merger of the Company, capitalization optimization and cash dividend strategies. Management and the Board of Directors are committed to continuing to evaluate all avenues for enhancing shareholder value. There can be no assurances that the shareholder enhancement review process will result in a transaction or other strategic change or outcome. The Company has not set a timetable for the conclusion of its review of strategic alternatives, and it does not intend to comment further unless and until the Board has approved a specific course of action or the Company has otherwise determined that further disclosure is appropriate or required by law. The Company’s Board of Directors has designated a subcommittee of the Board to review shareholder enhancement opportunities. The Company has retained investment banking firms and corporate transaction legal advisors in connection with its exploration of shareholder enhancement opportunities.

The following table sets forth, for the periods indicated, the selected statements of operations data as a percentage of total revenue:

	Year Ended December 31,
	2022	2021	2020
Revenues	100.0%	100.0%	100.0%
Cost of revenues	63.2%	58.8%	77.1%
Gross profit	36.8%	41.2%	22.9%
Operating Expenses:
General & administrative	23.2%	24.6%	28.5%
Marketing & selling	12.6%	11.3%	16.7%
Research & development	5.3%	4.5%	6.0%
Total Operating Expenses	41.1%	40.4%	51.2%
Operating (loss) income	-4.3%	0.8%	-28.3%

Other Income (Expense):
Gain on forgiveness of PPP Loan	0.0%	8.8%	0.0%
Settlements	0.0%	-12.6%	0.0%
Other income (expense)	0.2%	-0.2%	-0.7%
Total Other Income (Expense)	0.2%	-4.0%	-0.7%

Net loss before provision for (benefit from) income taxes	-4.1%	-3.2%	-29.0%
Provision for (benefit from) income taxes	0.2%	-0.6%	-11.0%
Net loss	-4.3%	-2.6%	-18.0%

Revenue by Geographic Region

	Year Ended December 31,
	2022	2021	2020
Consolidated Revenue:
United States	$24,509	$23,584	$19,486
International	731	1,325	1,874
Total Revenue	$25,240	$24,909	$21,360

Results for the Year Ended December 31, 2022, Compared to Results for the Year Ended December 31, 2021 (in thousands)

	2022		2021		Change		%
Revenues		$25,240		$24,909		$331	1%
Cost of revenues		15,949		14,645		1,304	9%
Gross profit		9,291		10,264		(973)	-9%
Operating Expenses:
General & administrative		5,857		6,126		(269)	-4%
Marketing & selling		3,191		2,799		392	14%
Research & development		1,326		1,130		196	17%
Total Operating Expenses		10,374		10,055		319	3%
Operating (loss) income		(1,083)		209		(1,292)	-618%

Other Income (Expense):
Gain on forgiveness of PPP Loan		-		2,181		(2,181)	-100%
Settlements		-		(3,150)		3,150	-100%
Other income (expense)		43		(61)		104	-170%
Total Other Income (Expense)		43		(1,030)		1,073	-104%

Net loss before provision for (benefit from) income taxes		(1,040)		(821)		(219)	27%
Provision for (benefit from) income taxes		44		(156)		200	-128%
Net loss	$	(1,084)	$	(665)	$	(419)	63%

Revenue: The revenue increase of 1% was primarily due to a 6% increase in average revenue per sample, offset by a 5% decrease in volume. Domestic revenues increased by 4% compared to the prior year period, due to an increase in average revenue per sample with similar volumes. International revenues decreased by 45% compared to the prior year period, due to decline in volume from unfavorable market forces in Brazil. See geographic breakdown of revenue above. The Company does not expect any material change in its Brazil driver license business as this market continues to be considerably uncertain.

Gross profit: The 9% decrease in gross profit was due to an increase in personnel and related costs, which was primarily due to the recognition of the refundable Employee Retention Tax Credits in 2021.

General and administrative (“G&A”) expenses: G&A expenses decreased 4% from 2021 to 2022, primarily driven by reductions in legal expenses related to lawsuit settlements and the exploration of possible strategic alternatives in the prior year. The decrease was also attributed to lower professional fees related to the employee retention tax credit recognized in 2021. As a percentage of revenue, G&A expenses represented 23.2% in 2022 compared to 24.6% in 2021.

Marketing and selling expenses: Marketing and selling expenses increased 14% from 2021 to 2022, primarily driven by higher personnel costs due to the employee retention tax credit recognized in 2021. As a percentage of revenue, marketing and selling expenses represented 12.6% in 2022 compared to 11.3% in 2021.

Income Taxes: During the year ended December 31, 2022, the Company recorded a tax expense of $0.04 million representing a tax rate of (4%) compared to a tax rate of 19% in 2021. For information regarding additional matters related to our taxes, please see Note 5 — "Income Taxes" to the Consolidated Financial Statements included in this Annual Report.

Results for the Year Ended December 31, 2021, Compared to Results for the Year Ended December 31, 2020 (in thousands)

	2021		2020		Change	%
Revenues		$24,909		$21,360	$3,549	17%
Cost of revenues		14,645		16,474	(1,829)	-11%
Gross profit		10,264		4,886	5,378	110%
Operating Expenses:
General & administrative		6,126		6,095	31	1%
Marketing & selling		2,799		3,577	(778)	-22%
Research & development		1,130		1,280	(150)	-12%
Total Operating Expenses		10,055		10,952	(897)	-8%
Operating income (loss)		209		(6,066)	6,275	103%

Other (Expense) Income:
Gain on forgiveness of PPP Loan		2,181		-	2,181	100%
Settlements		(3,150)		-	(3,150)	100%
Other expense		(61)		(140)	79	-56%
Total Other (Expense) Income		(1,030)		(140)	(890)	636%

Net loss before benefit from income taxes		(821)		(6,206)	5,385	-87%
Benefit from income taxes		(156)		(2,347)	2,191	-93%
Net loss	$	(665)	$	(3,859)	$3,194	-83%

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

General and administrative (“G&A”) expenses: G&A expenses increased 1% from 2020 to 2021, primarily driven by higher legal expenses related to the exploration of possible strategic alternatives in an effort to enhance shareholder value. As a percentage of revenue, G&A expenses represented 24.6% in 2021 compared to 28.5% in 2020.

Marketing and selling expenses: Marketing and selling expenses decreased 22% from 2020 to 2021, primarily driven by cost reduction initiatives; specifically, lower personnel related costs (including less travel and meals) and in addition refundable employee retention tax credits. As a percentage of revenue, marketing and selling expenses represented 11.3% in 2021 compared to 16.7% in 2020.

Income Taxes: During the year ended December 31, 2021, the Company recorded a tax benefit of $0.2 million representing a tax rate of 19% compared to a tax rate of 38% in 2020. For information regarding additional matters related to our taxes, please see Note 5 — "Income Taxes" to the Consolidated Financial Statements included in this Annual Report.

Liquidity and Capital Resources

The Company had $4.8 million and $2.0 million of cash as of December 31, 2022, and 2021, respectively. The Company’s operating activities generated net cash of $4.9 and $0.4 million in 2022 and 2021, respectively. Investing activities used net cash of $0.2 million in both 2022 and 2021. Financing activities used net cash of $1.9 million and $1.0 million in 2022 and 2021, respectively.

Operating cash generated in operations of $4.9 million in 2022 primarily reflected the net loss of $1.1 million adjusted for depreciation and amortization of $2.4 million and stock compensation expense of $0.9 million. Cash generated in operations was also affected by the following changes in assets and liabilities: collection of a tax receivable of $2.3 million, accounts receivable of $0.4 million, prepaid expenses of $0.4 million, and an increase in accrued expenses of $0.7 million. The $4.5 million change in operating cash from a positive $0.4 million in 2021 to a positive $4.9 million in 2022 was primarily driven by the income tax receivable in 2022 and the forgiveness of the PPP loan in 2021.

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

Cash used in investing activities primarily reflected the purchase of capital expenditures. Capital expenditures were $0.2 million and $0.2 million in 2022 and 2021, respectively. In both 2022 and 2021, the expenditures related principally to laboratory equipment, machinery, and computer software.

During 2022 and 2021, the Company did not repurchase any shares of common stock for treasury. The Company has authorized 750,000 shares for repurchase since June of 1998, of which 250,000 shares of common stock were authorized in March of 2008 for repurchase. Since 1998, a total of 550,684 shares have been repurchased. The Company distributed cash dividends to its shareholders of $1.2 million in 2022 and $0.3 million in 2021. Cash flows used in financing activities also reflected repayments under the Equipment Loan Arrangement of $0.7 million in both 2022 and 2021.

During the last three consecutive quarters of 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.07 per common share. In March 2023, the Company announced that the Board of Directors authorized a quarterly cash dividend of $0.07 per share, payable in April 2023. There can be no assurance that the Company will pay dividends in the future. The Company will continue to evaluate the dividend as it moves forward.

At December 31, 2022, the Company’s principal sources of liquidity included $4.8 million of cash on hand. Management currently believes that such funds, together with future operating profits, should be adequate to fund anticipated working capital requirements, including debt obligations, and capital expenditures for at least the next 12 months. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include but are not limited to, issuance of common stock or debt financing, lines of credit, or equipment leasing; although there is no assurance that such financings will be available to the Company on terms it deems acceptable, if at all.

On May 4, 2020, the Company borrowed $2.2 million from Bank of America, N.A., pursuant to the PPP, established under the CARES Act. These funds were used to maintain operations, including the employment of both exempt and non-exempt employees, in order to meet the drug testing needs of our customers and adhere to strict quality standards in the midst of the worldwide COVID-19 pandemic.

During the third quarter of 2021, the PPP Loan and accrued interest was 100% forgiven by the SBA. The PPP Loan exceeded $2.0 million audit threshold established by the SBA, and therefore, could be subject to audit by the SBA in the future.

Purchase Commitment

Operating leases consist of rent obligations for the company’s facilities and corporate office. The Company has no significant contractual obligation for supply agreements as of December 31, 2022.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances. Actual results may differ from these estimates, and such differences may be material.

Recent Accounting Pronouncements

See Note 2 – “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further detail on recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

(a)	Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Psychemedics Corporation

Acton, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Psychemedics Corporation (the “Company”) and subsidiaries as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Boston, Massachusetts

March 24, 2023

PSYCHEMEDICS CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash	$4,750	$1,992
Accounts receivable, net of allowance for doubtful accounts of $87 and $89 at December 31, 2022 and 2021, respectively	3,739	4,116
Prepaid expenses and other current assets	1,136	1,499
Income tax receivable	339	2,678

Total Current Assets	9,964	10,285

Property and equipment:
Computer software	4,648	4,521
Office furniture and equipment	2,247	2,195
Laboratory equipment	16,013	16,005
Leasehold improvements	3,629	3,629
	26,537	26,350
Accumulated depreciation and amortization	(21,964)	(19,659)
	4,573	6,691
Other assets	823	864
Deferred tax assets	691	160
Operating lease right-of-use assets	2,681	3,552

Total Assets	$18,732	$21,552

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$448	$994
Accrued expenses	3,939	3,188
Current portion of long-term debt	294	664
Current portion of operating lease liabilities	1,037	984

Total Current Liabilities	5,718	5,830

Long-term debt	305	599
Long-term portion of operating lease liabilities	1,938	2,880
Total Liabilities	7,961	9,309

Commitments and Contingencies (Note 9)
Shareholders' Equity:
Preferred stock, $0.005 par value, 873 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.005 par value; 50,000 shares authorized 6,349 shares and 6,257 shares issued at December 31, 2022 and 2021, respectively, 5,681 shares outstanding and 5,589 shares outstanding at December 31, 2022 and 2021, respectively	32	31
Additional paid-in capital	34,275	33,478
Less - Treasury stock, at cost, 668 shares	(10,082)	(10,082)
Accumulated deficit	(11,820)	(9,550)
Accumulated other comprehensive loss	(1,634)	(1,634)

Total Shareholders' Equity	10,771	12,243

Total Liabilities and Shareholders' Equity	$18,732	$21,552

The accompanying notes are an integral part of these Consolidated Financial Statements.

PSYCHEMEDICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues	$25,240	$24,909	$21,360
Cost of revenues	15,949	14,645	16,474
Gross profit	9,291	10,264	4,886

Operating Expenses:
General & administrative	5,857	6,126	6,095
Marketing & selling	3,191	2,799	3,577
Research & development	1,326	1,130	1,280
Total Operating Expenses	10,374	10,055	10,952
Operating (loss) income	(1,083)	209	(6,066)

Other Income (Expense):
Gain on forgiveness of PPP Loan	-	2,181	-
Settlements	-	(3,150)	-
Other income (expense)	43	(61)	(140)
Total Other Income (Expense)	43	(1,030)	(140)

Net loss before provision for (benefit from) income taxes	(1,040)	(821)	(6,206)
Provision for (benefit from) income taxes	44	(156)	(2,347)
Net loss	$(1,084)	$(665)	$(3,859)

Other Comprehensive Loss:
Foreign currency translation, net of taxes	-	-	(10)
Total Comprehensive Loss	$(1,084)	$(665)	$(3,869)

Basic net loss per share	$(0.19)	$(0.12)	$(0.70)

Diluted net loss per share	$(0.19)	$(0.12)	$(0.70)

Dividends declared per share	$0.21	$0.05	$0.18

Weighted average common shares outstanding:
Basic	5,626	5,549	5,524
Diluted	5,626	5,549	5,524

 The accompanying notes are an integral part of these Consolidated Financial Statements.

PSYCHEMEDICS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Common Stock			Treasury Stock					Accumulated Other
		$0.005	Paid-In				Accumulated		Comprehensive
	Shares	par Value	Capital	Shares	Cost		Deficit		Income (loss)	Total
BALANCE, December 31, 2019	6,185	$31	$32,249	668	$	(10,082)	$	(3,754)	$ (1,624)	$16,820
Shares issued – vested	20	-	-	-		-		-		-
Tax withholding related to vested shares from employee stock plans	-	-	(9)	-		-		-	-	(9)
Stock compensation expense	-	-	563	-		-		-	-	563
Cash dividends declared ($0.18 per share)	-	-	-	-		-		(993)	-	(993)
Net loss	-	-	-	-		-		(3,859)	-	(3,859)
Foreign currency translation, net of taxes	-	-	-	-		-		-	(10)	(10)
BALANCE, December 31, 2020	6,205	31	32,803	668		(10,082)		(8,606)	(1,634)	12,512
Shares issued – vested	51	-	-	-		-		-	-	-
Exercise of stock options	1	-	4	-		-		-	-	4
Tax withholding related to vested shares from employee stock plans	-	-	(72)	-		-		-	-	(72)
Stock compensation expense	-	-	743	-		-		-	-	743
Cash dividends declared ($0.05 per share)	-	-	-	-		-		(279)	-	(279)
Net loss	-	-	-	-		-		(665)	-	(665)
BALANCE, December 31, 2021	6,257	31	33,478	668		(10,082)		(9,550)	(1,634)	12,243
Shares issued – vested	91	1	(1)	-		-		-	-	-
Exercise of stock options	1	-	4	-		-		-	-	4
Tax withholding related to vested shares from employee stock plans	-	-	(78)	-		-		-	-	(78)
Stock compensation expense	-	-	872	-		-		-	-	872
Cash dividends declared ($0.21 per share)	-	-	-	-		-		(1,186)	-	(1,186)
Net loss	-	-	-	-		-		(1,084)	-	(1,084)
BALANCE, December 31, 2022	6,349	$32	$34,275	668	$	(10,082)	$	(11,820)	$ (1,634)	$10,771

The accompanying notes are an integral part of these Consolidated Financial Statements.

PSYCHEMEDICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(1,084)	$(665)	$(3,859)
Adjustments to reconcile net loss to net cash provided by operating activities:
Forgiveness of PPP loan	-	(2,181)	-
Depreciation and amortization	2,367	2,784	2,691
ROU asset amortization	949	906	935
Deferred income taxes	(531)	(371)	(339)
Loss on sale of fixed assets	-	-	94
Stock compensation expense	872	743	563
Changes in operating assets and liabilities:
Accounts receivable	377	(760)	424
Prepaid expenses and other current assets	363	(585)	392
Income tax receivable	2,339	(183)	(2,013)
Accounts payable	(546)	417	(281)
Operating lease liabilities	(967)	(1,078)	(914)
Accrued expenses	751	1,387	(1,776)
Net cash provided by (used in) operating activities	4,890	414	(4,083)

Cash flows from investing activities:
Proceeds from sale of fixed assets	-	-	140
Other assets	(21)	(38)	(7)
Purchases of property and equipment and capitalized software development costs	(187)	(182)	(991)
Net cash used in investing activities	(208)	(220)	(858)

Cash flows from financing activities:
Cash dividends paid	(1,186)	(279)	(993)
Proceeds from stock options and tax withholding related to vested shares from employee stock plans	(74)	(68)	(9)
Proceeds from PPP Loan	-	-	2,181
Payments of equipment financing	(664)	(688)	(678)
Net cash (used in) provided by financing activities	(1,924)	(1,035)	501

Effect of exchange rate changes on cash	-	-	(10)
Net increase (decrease) in cash	2,758	(841)	(4,450)
Cash, beginning of year	1,992	2,833	7,283
Cash, end of year	$4,750	$1,992	$2,833

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$405	$249
Cash paid for interest	$33	$50	$75
Cash paid for operating leases	$1,044	$1,151	$1,038
Right-of-use assets acquired through operating leases	$78	$172	$2,346
Non-cash investing and financing activities:
Purchases of equipment through accounts payable and accrued liabilities	$-	$-	$241

The accompanying notes are an integral part of these Consolidated Financial Statements.

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

Liquidity and Management’s Plans

At December 31, 2022, the Company’s principal sources of liquidity included $4.8 million of cash on hand. Management currently believes that such funds, together with future operating profits, should be adequate to fund anticipated working capital requirements, including debt obligations, and capital expenditures for at least the next 12 months. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include but are not limited to, issuance of common stock or debt financing, lines of credit, or equipment leasing, although there is no assurance that such financings will be available to the Company on terms it deems acceptable, if at all.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities at the date of purchase of 90 days or less as cash equivalents. As of December 31, 2022, and 2021, there were no investments classified as cash equivalents.

Property and Equipment

Property & equipment are recorded at cost. Depreciation and amortization is computed over the estimated useful lives of the assets, using the straight-line method. Repair and maintenance costs are expensed as incurred. The estimated useful lives of the assets are:

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

2. Summary of Significant Accounting Policies (continued)

Computer software	3 to 5 years
Office furniture and equipment	3 to 7 years
Laboratory equipment	5 to 7 years
Leasehold improvements	Lesser of estimated useful life or lease term

The Company recorded depreciation and amortization related to property and equipment and capitalized software of $2.4 million, $2.8 million, and $2.7 million in 2022, 2021 and 2020, respectively. The Company had $0.5 million of capitalized software and equipment that was not placed in service as of December 31, 2022, which is included as a component of computer software on the accompanying consolidated balance sheets.

Capitalized Software Development Costs

We capitalize costs related to significant software projects developed or obtained for internal use, including costs incurred in a cloud computing arrangement. Costs incurred during the preliminary project work stage or conceptual stage, such as determining the performance requirements, system requirements and data conversion, are expensed as incurred. Costs incurred in the application development phase, such as coding, testing for new software and upgrades that result in additional functionality, are capitalized and are amortized using the straight-line method over the useful life of the software for three to five years. Costs incurred during the post-implementation/operation stage, including training costs and maintenance costs, are expensed as incurred. In accordance with Company policy, during the years ended December 31, 2022, and 2021, we capitalized internally developed software costs of $127 thousand and $99 thousand, respectively. Amortization expense related to software development costs was $282 thousand, $421 thousand and $293 thousand in 2022, 2021 and 2020, respectively. Determining whether particular costs incurred are more properly attributable to the preliminary or conceptual stage, and thus expensed, or to the application development phase, and thus capitalized and amortized, depends on subjective judgments about the nature of the development work, and our judgments in this regard may differ from those made by other companies. General and administrative costs related to developing or obtaining such software is expensed as incurred.

Other Assets

Other assets primarily consist of capitalized legal costs relating to patent applications. The Company amortizes these costs over the lesser of the legal life or estimated useful life of the patent from the date of grant of the applicable patent. The typical life is twenty years. As of December 31, 2022, the Company had capitalized legal costs relating to patent applications of $1.1 million with accumulated amortization of $0.5 million, for a net balance of $0.6 million. As of December 31, 2021, the Company had capitalized legal costs relating to patent applications of $1.1 million with accumulated amortization of $0.4 million, for a net balance of $0.7 million. Amortization expense was $62 thousand, $62 thousand, and $62 thousand in 2022, 2021 and 2020, respectively. Based on payments made as of December 31, 2022, remaining amortization expense is expected to be $62 thousand for each of the five years ending December 31, 2027 and $109 thousand thereafter.

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

December 31, 2022

2. Summary of Significant Accounting Policies (continued)

The table below disaggregates our external revenue by major source (in thousands). For additional revenue detail relating to geographic breakdown of sales, see Note 13 – “Business Segment Reporting” to the Consolidated Financial Statements included in this Annual Report.

	Year Ended December 31,
	2022	2021	2020
Consolidated Revenue:
Testing	$21,608	$21,894	$19,068
Shipping / Collection (hair)	3,476	2,847	2,174
Other	156	168	118
Total Revenue	$25,240	$24,909	$21,360

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
December 31, 2022

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

Concentration of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash and accounts receivable. The Company’s policy is to place its cash in high quality financial institutions. At times, these deposits may exceed or be exempt from federally insured limits. The Company does not believe significant credit risk exists with respect to these institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. The Company does not require collateral. The Company has no significant off-balance-sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.

Significant Customers and Concentration of Credit Risk

The Company had no customers that represented 10% or more of total revenue for the years ended December 31, 2022, 2021, and 2020, respectively. The Company had one customer that represented 11% and 12% of the total accounts receivable balance as of December 31, 2022 and 2021, respectively.

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

Stock compensation expense by statements of operations account is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenues	$63	$63	$50
General & administrative	626	503	380
Marketing & selling	113	114	74
Research & development	70	63	59
Total stock compensation	$872	$743	$563

See Note 7 – “Stock-Based Awards” to the Consolidated Financial Statements included in this Annual Report for additional information relating to the Company’s stock plan.

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

2. Summary of Significant Accounting Policies (continued)

Basic and Diluted Net Loss per Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares and dilutive common stock equivalents outstanding during the period. The number of dilutive common stock equivalents outstanding during the period has been determined in accordance with the treasury-stock method. Common equivalent shares consist of common stock issuable upon the exercise of outstanding options and the unvested portion of stock unit awards (“SUAs”).

Basic and diluted weighted average common shares outstanding are as follows (in thousands):

	2022	2021	2020
Weighted average common shares outstanding, basic	5,626	5,549	5,524
Dilutive common equivalent shares	-	-	-
Weighted average common shares outstanding, assuming dilution	5,626	5,549	5,524

For the years ended December 31, 2022, 2021 and 2020, options to purchase 508 thousand, 574 thousand and 588 thousand common shares were outstanding but not included in the dilutive common equivalent share calculation as their effect would have been anti-dilutive.

Fair Value Measurements

The fair values of the Company’s cash, accounts receivable and accounts payable approximate their carrying values due to their short maturities. The carrying value of the Company’s note payable approximates its fair value, as it is based on current market rates at which the Company could borrow funds with similar terms.

Basis of Preparation and Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries have been prepared using accounting principles generally accepted in the United States (“U.S. GAAP”). All intercompany transactions and balances have been eliminated.

Segment Reporting

The Company manages its operations as one segment, drug testing services. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment. See Note 14 – “Business Segment Reporting” to the Consolidated Financial Statements included in this Annual Report for geographic breakdown of revenue.

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

2. Summary of Significant Accounting Policies (continued)

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which modifies the measurement of expected credit losses on certain financial instruments. The Company will adopt ASU 2016-13 in its first quarter of 2023. Based on the Company’s historical credit loss activity, the adoption of ASU 2016-13 will not have a material impact on its consolidated financial statements.

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

	As of December 31,
	2022	2021
Balance, beginning of period	$89	$37
Provision for doubtful accounts	9	55
Write-offs	(11)	(3)
Balance, end of period	$87	$89

4. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2022	2021
Accrued compensation and employee benefits	$442	$507
Accrued vacation expense	409	373
Accrued taxes	771	200
Accrued shipping expense	338	488
Accrued legal settlement	1,150	1,150
Other accrued expenses	829	470
Total Accrued Expenses	$3,939	$3,188

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

5. Income Taxes

The income tax provision consists of the following (in thousands):

	Year Ended December 31,
	2022	2021		2020
Current
Federal	$552		$131	$	(2,006)
State	23		84		(2)
Total Current	575		215		(2,008)
Federal	(959)		(704)		(13)
State	428		333		(326)
Total Deferred	(531)		(371)		(339)
Income Tax Provision	$44	$	(156)	$	(2,347)

A reconciliation of the effective rate with the federal statutory rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	12.0%	10.4%	4.4%
Permanent differences	(0.4% )	47.6%	0.0%
Stock based compensation	0.5%	1.4%	(0.4% )
Federal R&D Credits	8.9%	0.0%	1.6%
Foreign taxes, net of federal benefit	0.0%	(10.9% )	(2.2% )
Difference in tax rate for carryback claim	0.0%	0.0%	13.4%
Increase/(decrease) in valuation reserve	(46.2% )	(50.5% )	0.0%
Effective tax rate	-4.2%	19.0%	37.8%

The change in effective tax rate from 2021 to 2022 was primarily driven by the Company’s 2021 non-taxable debt forgiveness from the Paycheck Protection Plan in 2021 that was included in income for GAAP purposes partially offset by the decrease in foreign taxes in 2022. As of December 31, 2022, the Company had no federal net operating loss carryforwards. As of December 31, 2022, the Company had $1.3 million of state net operating loss carryforwards, of which $1.2 million expire at various dates between 2030 and 2040, and $0.1 million do not expire. As of December 31, 2022, the Company had no federal tax credit carryforwards and $1.4 million of California tax credit carryforwards relating to the years 2013 through 2022 which have an unlimited carryforward period. In 2022, the 12.0% state income tax effective rate primarily consisted of California research tax credits of 8.3%.

The components of the net deferred tax liabilities included in the accompanying balance sheets are as follows (in thousands):

	As of December 31,
	2022	2021
Deferred Tax Assets
Allowance for doubtful accounts	$21	$21
Accrued expenses	414	129
Stock-based compensation	381	325
R&D tax credits	1,086	1,083
Operating lease	701	944
Capitalized research expenses	404	-
NOL carryforward	72	219
Gross Deferred Tax Assets	3,079	2,721
Valuation Allowance	(895)	(414)
Deferred Tax Assets After Valuation Allowance	2,184	2,307

Deferred Tax Liabilities
Excess of tax over book depreciation and amortization	(783)	(1,249)
Prepaid expenses	(78)	(61)
Operating lease	(632)	(837)
Gross Deferred Tax Liabilities	(1,493)	(2,147)

Net Deferred Tax Assets	$691	$160

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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

ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on an audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. The Company had immaterial uncertain tax positions at December 31, 2022, and 2021, respectively.

The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimated taxes payable in the accompanying financial statements. The Company’s policy is to recognize interest and penalties related to income tax matters as a general and administrative expense, when and if incurred. Interest and penalties for the years ended December 31, 2022, 2021 or 2020 were not material.

6. Preferred Stock

The Board of Directors has the authority to designate authorized preferred shares in one or more series and to fix the relative rights and preferences without vote or action by the stockholders. The Board of Directors has no present plans to designate or issue any shares of preferred stock.

7. Stock-Based Awards

The 2006 Incentive Plan initially adopted in 2006 provides for grants of options with terms of up to ten years, grants of restricted stock or stock unit awards (“SUAs”), issuances of stock bonuses or grants other stock-based awards plus cash-based awards, to officers, directors, employees, and consultants. Such shares are issuable out of the Company’s authorized but unissued common stock. In May 2021, the 2006 Incentive Plan was amended to increase the total number of shares issuable thereunder from 1.2 million to 1.6 million. As of December 31, 2022, 183 thousand shares remained available for future grant under the 2006 Incentive Plan.

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

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

7. Stock-Based Awards (continued)

On April 4, 2022, the Company granted SUAs covering two thousand shares of common stock. On May 20, 2022, the Company granted SUAs covering 126 thousand shares of common stock. On August 12, 2022, the Company granted SUAs covering 18 thousand shares of common stock.

The following table represents all shares granted by the Company under the 2006 Incentive Plan for the last three years (shares in thousands):

Grant Date	Type	Shares	Fair Value Per Share (1)
August 12, 2022	SUA	18	$6.65
May 20, 2022	SUA	126	$6.51
April 4, 2022	SUA	2	$7.04
May 13, 2021	SUA	116	$6.55
March 16, 2021	SUA	2	$7.04
January 25, 2021	SUA	2	$5.54
December 16, 2020	SUA	5	$4.71
November 11, 2020	Options	40	$1.13
November 11, 2020	SUA	190	$4.07

(1)

The fair value for the SUA’s is the closing price of the Company’s stock on that date. The fair value for options represents the fair value calculated using the Black-Scholes model. Options have contractual lives of 10 years. The options granted on November 11, 2020, have a fair value of $1.13 per share based on the $4.07 grant date and exercise prices and assuming 6.25 and 5.75 year estimated terms, 45% volatility, 0.9% interest rate and a 4.0% dividend yield rate. No options were granted during fiscal years ended December 31, 2022, and 2021. For options granted during fiscal year ended December 31, 2020, the weighted average grant date fair value was $3.47. For SUAs granted during fiscal years ended December 31, 2022, 2021 and 2020, the weighted average grant date fair values were $6.53, $6.55, and $4.89, respectively.

A summary of the Company’s stock option activity is as follows (in thousands, except price per share):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (2)
Outstanding, December 31, 2021	574	$14.23	6.1 years	$100
Granted	-	$-
Exercised	(1)	$4.07
Forfeited	(1)	$4.07
Canceled	(64)	$15.03
Outstanding, December 31, 2022	508	$14.19	5.1 years	$25

Exercisable, December 31, 2022	467	$14.70	4.9 years	$14

(2)

The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market price of the Company’s stock on December 31 of the applicable year exceeded the exercise price of any of the underlying options, multiplied by the number of shares subject to each such option. The closing stock price as of December 31, 2022, and 2021 was $4.90 and $7.02, respectively.

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

7. Stock-Based Awards (continued)

A summary of the Company’s stock unit award activity is as follows (in thousands, except price per share):

	Number of Shares	Weighted Average Grant-Date Fair Value per Share (3)
Outstanding & Unvested, December 31, 2021	224	$5.48
Granted	146	$6.53
Converted to common stock	(90)	$6.33
Cancelled	(12)	$6.29
Forfeited	(30)	$6.26
Outstanding & Unvested, December 31, 2022	238	$6.10

(3)

Weighted average price per share is the weighted grant price based on the closing market price of each of the stock grants related to each transaction type. The weighted average fair value is the weighted average share price times the number of shares.

The fair value of stock unit award vesting was $548 thousand, $296 thousand and $274 thousand for the years ended December 31, 2022, 2021, and 2020, respectively. The intrinsic value of stock unit awards converted to common stock was based on the stock price on the vesting date and amounted to $650 thousand, $501 thousand and $115 thousand for the years ended December 31, 2022, 2021, and 2020, respectively.

As of December 31, 2022, a total of 1,032 thousand shares of common stock were reserved for issuance under 2006 Incentive Plan. As of December 31, 2022, the unamortized fair value of outstanding options and awards was $1.2 million to be amortized over a weighted average period of 2.3 years.

The Board of Directors approved the accelerated vesting of 35 thousand SUAs to certain directors upon retirement from the Board of the Company during the year ended December 31, 2022. The Company determined the value of the modifications to be $230 thousand, which is included in stock-based compensation in the accompanying consolidated financial statements, for the year ended December 31, 2022.

8. Employee Benefit Plan

The Psychemedics Corporation 401(k) Savings and Retirement Plan (the “401(k) Plan”) is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code. All employees over the age of 21 are eligible to make pre-tax contributions up to a specified percentage of their compensation. Under the 401(k) Plan, the Company may, but is not obligated to, match a portion of the employees’ contributions up to a defined maximum. Matching contributions of zero, zero, and $198 thousand were made in the years ended December 31, 2022, 2021 and 2020, respectively.

9. Commitments and Contingencies

Commitments

The Company leases certain of its facilities and equipment under operating lease agreements expiring on various dates through December 2026. Total minimum lease payments, including scheduled increases, are charged to operations on the straight-line basis over the life of the respective lease. Rent expense was $1.0 million, $1.1 million and $1.1 million in 2022, 2021 and 2020, respectively. See Note 10 – “Operating Leases” to the Consolidated Financial Statements included in this Annual Report for commitments remaining under lease agreements.

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

The MOU assumes class certification for purposes of the settlement only. The settlement amount of $1.2 million, which includes plaintiff attorneys' fees and costs, is subject to potential increase based on any adjustments in the final class size and the exact period to be covered, as determined by the court’s final approval. However, the Company believes that such adjustments, if any, would likely be immaterial. Once court approved, in exchange for the settlement payment, the plaintiff and all class members who do not opt out of the settlement will provide a broad release of any liability relating to the subject matter of the California Lawsuit, including any claims of such persons under California’s Private Attorneys' General Act of 2004. Such release is for the benefit of the Company, its affiliates, and any successor to the Company. The Company has the right to revoke the settlement prior to court approval in the event opt-outs, if any, from the class membership exceed a specified level. While the settlement is subject to final court approval as is customary, the MOU expressly provides that it is binding on and enforceable by each of the parties thereto, including by any successor to the Company. There is a $1.2 million liability reserve in connection with the California Lawsuit as of December 31, 2022, and 2021 included in accrued expenses in the accompanying balance sheets.

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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

The weighted average discount rate used for leases as of December 31, 2022, is 3.8%. The weighted average lease term as of December 31, 2022, is 3.2 years. The operating lease expense for the twelve months ended December 31, 2022, and 2021, was $1.0 million and $1.1 million, respectively.

Maturities and balance sheet presentation of the Company’s lease liabilities for all operating leases as of December 31, 2022, is as follows (in thousands):

2023	$1,134
2024	1,061
2025	553
2026	460
Total lease payments	3,208
Less: interest	(233)
Present value of lease liabilities	$2,975

Current operating lease liabilities	$1,037
Long-term operating lease liabilities	1,938
Total	$2,975

11.         Debt and Other Financing Arrangements

On March 20, 2014, the Company entered into an equipment financing arrangement with Banc of America Leasing & Capital, LLC (the “Lender”), which it amended on various dates, most recently on March 23, 2021, including a Master Loan and Security Agreement and related documentation (collectively the “Equipment Loan Arrangement”) which provided the Company with the ability to finance, at its option, up to $16 million of new and used equipment purchases. Each such purchase financed under the Equipment Loan Arrangement was documented by the execution of an equipment note with a maturity date of 60 months from the applicable loan date. The loans bore interest at the then current 30-day LIBOR rate plus a premium ranging from 1.75% to 3.79%. Principal and interest were payable over the 60 month repayment period. Borrowings under the Equipment Loan Arrangement were secured by a first priority security interest in the equipment acquired with the proceeds of the equipment notes. Under the Equipment Loan Arrangement, the Company has been subject to a maximum quarterly funded debt to EBITDA ratio and a minimum fixed charge coverage ratio each of which was waived for certain quarters in 2020 and 2021. The Company was in compliance with all covenants under the Equipment Loan Arrangement as of December 31, 2022.

Under the Equipment Loan Arrangement, the Company executed notes on various dates between March 24, 2014, and December 4, 2019 in the aggregate amount of $12.2 million, of which $0.7 million and $0.7 million was repaid in 2022 and 2021, respectively. As of December 31, 2022, the aggregate amount outstanding under the equipment notes was $0.6 million. The weighted average interest rate for these notes for the year ended December 31, 2022, was 3.7% and represented $32 thousand of interest expense. As of December 31, 2022, weighted average interest rate was 3.8%.

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

In July 2021, the PPP Loan was 100% forgiven by the SBA and recorded as a gain on forgiveness of the PPP Loan in the 2021 consolidated statement of operations and comprehensive loss.

The annual principal repayment requirements for debt obligations as of December 31, 2022, are as follows (in thousands):

2023	$294
2024	305
Long-term debt from equipment financing	599
Less current portion of long-term debt from equipment financing	(294)
Long-term debt from equipment financing, net of current portion	$305

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

12. Other Income/(Expense)

Interest expense for the year ended December 31, 2022, 2021, and 2020 was $32 thousand, $49 thousand, and $75 thousand, respectively. There was no interest income for the years ended December 31, 2022, 2021, and 2020. Interest expense is included as a component of other income (expense) on the accompanying consolidated statements of operations and comprehensive loss.

13. Business Segment Reporting

The Company manages its operations as one segment, drug testing services. As a result, the financial information disclosed herein materially represents all the financial information related to the Company’s principal operating segment. The Company’s revenues by geographic region, based on the location of the customer, were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Consolidated Revenue:
United States	$24,509	$23,584	$19,486
International	731	1,325	1,874
Total Revenue	$25,240	$24,909	$21,360

14. Subsequent Event

On March 21, 2023, the Company declared a quarterly cash dividend of $0.07 per share, payable on April 10, 2023 to shareholders of record on March 31, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation as of December 31, 2022, under the supervision and with the participation of our management, including our Chief Executive Officer and Controller as well as a third-party internal control firm, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act. Based upon that evaluation, our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of December 31, 2022, to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Controller, as appropriate to allow timely decisions regarding required disclosure.

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

Management, including our Chief Executive Officer and Controller, conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting is effective.

c)	Changes in Internal Control over Financial Reporting

There was no change the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

On March 21, 2023, the Board established August 17, 2023, as the scheduled date of the Company’s 2023 annual meeting of stockholders (the “2023 Annual Meeting”). The Company will publish additional details regarding the 2023 Annual Meeting, including its record date and the exact time, location and matters to be voted on at the 2023 Annual Meeting, in the Company’s proxy statement for the 2023 Annual Meeting when it is filed, which the Company currently expects will be in late June 2023.

On March 21, 2023, the Company entered into new change in control severance agreements with Raymond C. Kubacki, Chairman, Chief Executive and President, and Charles Doucot, Executive Vice President. The agreements each run until May 2, 2024.  They provide that if, during the term, the Company terminates the employee’s employment for any reason other than for Cause (as defined in the agreement), death or disability (as defined in the agreement) or if the employee terminates his employment for Good Reason (as defined below), in either case, within twelve months following a Change in Control (as defined in the agreement), he will be entitled to receive a continuation of base salary for a period of up to twelve months from the date of such termination, except that for Mr. Kubacki only, Good Reason termination solely on account of a change in location would give rise to a continuation of base salary for a period of up to six months rather than twelve months.  Good Reason includes a change in title, a reduction in base salary then in effect, a material decrease in duties or responsibilities, or, in the case of Mr. Kubacki, a change of location. The agreement also prohibits the employee from working for a competitor of the Company or from soliciting employees of the Company during the period he is eligible to receive salary continuation under the agreement.  Mr. Kubacki’s agreements was in replacement of an agreement executed in 2018, which had a five-year term and expired in February 2023. Mr. Doucot’s agreement was in replacement of his agreement executed in 2018, which had a five-year term and was due to expire in May 2023.

The foregoing summary of the change in control severance agreements with Messrs. Kubacki and Doucot does not purport to be complete and is qualified in its entirety by reference to the change in control severance agreements with such executives which are attached hereto as Exhibits and are incorporated by reference into this report.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Following is a list that sets forth the names, ages and positions within the Company of all of the Executive Officers of the Company and the Directors of the Company, as well as Directors nominated or chosen to become directors, in each case, as of March 24, 2023.

Name	Age	Position
Raymond C. Kubacki	78	Chairman, Chief Executive Officer, President, Director
Charles M. Doucot	57	Executive Vice President
William B. Norris	34	Controller
Michael I. Schaffer, Ph.D.	78	Vice President, Laboratory Operations
Peter H. Kamin	61	Director, Compensation Committee Member, Nominating and Corporate Governance Committee Member
Darius G. Nevin	65	Director, Audit Committee Member, Compensation Committee Member
Robyn C. Davis	61	Director, Audit Committee Member, Compensation Committee Member, Nominating and Corporate Governance Committee Member
Fred J. Weinert	75	Director, Audit Committee Member, Compensation Committee Member, Nominating and Corporate Governance Committee Member, Lead Independent Director
Andrew M. Reynolds	55	Director, Audit Committee Member, Compensation Committee Member, Nominating and Corporate Governance Committee Member

All Directors hold office until the next annual meeting of stockholders or until their successors are elected. Officers serve at the discretion of the Board of Directors.

Raymond C. Kubacki has been the Company’s President and Chief Executive Officer since 1991. He has also served as Chairman of the Board of the Company since 2003. He is also a trustee of the Center for Excellence in Education based in Washington, D.C. and holds an Executive Masters Professional Director Certification from the American College of Corporate Directors, an organization that provides educational and other services to public and private company directors. Mr. Kubacki received an M.B.A. from Harvard Business School and an A.B. from Harvard University. Mr. Kubacki has been a director of the Company since 1991.

Charles M. Doucot has served as Executive Vice President since January 2019. From May 2018 until January 2019, he served as Vice President Sales & Marketing. Prior to joining the Company, he served as Vice President Sales & GM of Burning Glass Technologies, a data analytics company, from January 2016 to December 2017. From April 2014 to January 2016, he served as Sr. VP and GM at Lumesse, an HR technology company, responsible for the Americas Business and starting a new business unit. From August 2009 to February 2014, he served as VP WW Sales and Marketing for Kalido, a big data and analytics company. Mr. Doucot began his career spending over 15 years at Hewlett-Packard Company with increasing levels of global responsibility. Mr. Doucot received a B.S. in Electrical Engineering from Northeastern University.

William B. Norris has served as Controller since December 2022. Most recently, he served as Assistant Controller for the Company since August 2022 and as Accounting Manager for the Company from April 2021 until August 2022. From February 2020 until April 2021, he served as a Senior Accountant at Vicinity Energy, a clean energy company that owns and operates a portfolio of district energy systems. From 2016 to 2019, he served as an external auditor at Warren Averett, a public accounting firm. Mr. Norris received a B.S. in Accounting from Birmingham-Southern College, his M.B.A. from Boston University, and is a Certified Public Accountant.

Michael I. Schaffer has served as Vice President of Laboratory Operations since 1999. From December 2016 – December 2020, Dr. Schaffer served as a member of the Drug Testing Advisory Board (DTAB) which advises the administrator of Substance Abuse and Mental Health Services Administration (SAMHSA) on drug testing activities and laboratory certification. From 1990 to 1999, Dr. Schaffer served as Director of Toxicology, Technical Manager and Responsible Person for the Leesburg, Florida laboratory of SmithKline Beecham Clinical Laboratories. From 1990 to 1999, Dr. Schaffer was also a member of the Board of Directors of the American Board of Forensic Toxicologists. He has been Board certified since 1977. Dr. Schaffer has also served as an inspector for the College of American Pathologists since 1990. Dr. Schaffer received a Ph. D from the University of Chicago in Pharmacology and Toxicology, a B.S. in Zoology from the University of Illinois Urbana-Champaign, a B.S. and M.S. in Pharmacy and Pharmacognosy from the University of Illinois, College of Pharmacy. He has served as Chairman of the Society of Forensic Toxicologists as well as the Toxicology section of the American Academy of Forensic Sciences. He was awarded the Alexander O. Gettler Award for outstanding contribution to the field of Forensic Toxicology.

Peter H. Kamin is the founder and Managing Partner of 3K Limited Partnership. Prior to the formation of 3K, Mr. Kamin was a founding member and Managing Partner of ValueAct Capital. Mr. Kamin has served on the Board of Directors of Tile Shop Holdings, Inc. (NASDAQ: TTSH) (“Tile Shop Holdings”), a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories, since 2012, and as Chairman since July 2018. Mr. Kamin previously served on the boards of directors of MAM Software Group, Inc. (formerly NASDAQ: MAM), a leading provider of cloud-based business and on-premise management solutions for the auto parts, tires and vertical distribution industries, from 2012 to October 2019, and IAA, Inc. (NYSE: IAA), a publicly traded multi-channel vehicle marketplace and former subsidiary of KAR Auction Services, Inc from June, 2019 until it was sold in March, 2023. Mr. Kamin holds a BA from Tufts University and an MBA from Harvard’s Graduate School of Business. Mr. Kamin has served as a member of our Board since August 2022.

Darius G. Nevin has served as a member of our Board since August 2022. Mr. Nevin has been a member of G3 Capital Partners LLC, an adviser to private equity firms in the fields of security, telecommunications, and recurring services, and of G3 Investment Holdings LLC, an affiliated investment holding company, since 2010. Mr. Nevin has served on the boards of directors of Alarm.com Holdings, Inc. (NASDAQ: ALRM), a provider of interactive security solutions for home and business owners, since 2016, and of Cohealo, Inc., a venture-backed technology and services company that develops products for health systems, also since 2016. Prior to co-founding G3 Capital Partners, LLC, Mr. Nevin served as chief financial officer of Protection One, Inc., a then publicly traded company, from 2001 until June 2010. He served as a director and chairman of the audit committee of WCI Communities, Inc., a then publicly traded community developer and luxury homebuilder, from July 2013 through its acquisition in February 2017. Mr. Nevin earned an A.B. from Harvard College and an M.B.A. from the University of Chicago Booth School of Business.

Robyn C. Davis has been managing director of Angel Healthcare Investors, LLC, an early-stage investment group focused on medical devices, life sciences and specialty pharmaceutical companies since 2000. Additionally, Ms. Davis is a global Executive Coach at The Leadership Consortium. Prior to Angel Healthcare, Ms. Davis was a director of the merchant banking services practices for Barents Group, LLC, a strategy consultant at Bain & Company and a consultant at Computer Sciences Corporation. She currently serves as a director of Azenta Life Sciences (AZTA:Nasdaq-GS), a provider of life sciences sample management solutions, and Akston Biosciences, an early-stage company developing a novel fusion-protein platform for multiple conditions. Ms. Davis holds a B.A. in International Relations from Tufts University and an M.B.A from Harvard Business School. She holds an Executive Masters Professional Director Certification from the American College of Corporate Directors. Ms. Davis has served as a member of our Board since March 2021.

Fred J. Weinert is an entrepreneur who currently serves as President of Barrington Services Group, an international business consulting company as well as the Managing Member of a commercial real estate development group. From 1989 to 1995, Mr. Weinert was President of MW Partners LP, a private partnership, focused on retail product and services sector in the UK and USA, and was also an early-stage equity investor in Psychemedics. From 1973 to 1989 Mr. Weinert had an expansive career with Waste Management (NYSE: WM) that included 6 years as President of Waste Management International with responsibility for business development, partner relations, and operations in Argentina, Saudi Arabia, Australia, New Zealand, Hong Kong and Europe. During his career at WM, Mr. Weinert held other positions including Vice President, Mobilization Director, Regional Controller and Financial Analyst for acquisitions and government tenders. Prior to his WM career, Mr. Weinert was an Accounting Manager and Controller for a private company, and a public auditor for Arthur Andersen & Co. Mr. Weinert received a B.S. in Accounting from the University of Dayton (UD) in 1969. Mr. Weinert served as a member of the UD School of Business Advisory Council for 22 years, and in 2002 Mr. Weinert was awarded the UD Alumni Lifetime Achievement Award, and in 1999 he was recognized as the Department of Accounting Alumnus of the year. Mr. Weinert has been a director of the Company since 1991.

Andrew M. Reynolds serves as an independent director for AddSecure, Idle Smart, and Linxup. From June 2011 until December 2017, Mr. Reynolds served as Senior Vice President of Global Business Development at Fleetmatics, PLC, of Dublin, Ireland (FLTX). From July 2007 until January 2011, Mr. Reynolds served as Senior Vice President of Corporate Development at Art Technology Group (ARTG). From September 2002 until June 2007, Mr. Reynolds served as Vice President of Corporate Development for Hyperion Solutions (HYSL). Mr. Reynolds received an M.B.A. from Cornell University and an A.B. from Dartmouth College. Mr. Reynolds has served as a member of our Board since April 2022.

Our Common Stock is listed on the NASDAQ Stock Market LLC, or Nasdaq, and Nasdaq’s listing standards relating to director independence apply to us. The Board of Directors has determined that the following current directors are independent under applicable Nasdaq listing standards: Messrs. Weinert, Kamin, Nevin and Reynolds, as well as Ms. Davis.

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

Our overall leadership structure consists of a single individual serving as Chief Executive Officer and Chairman of the Board, with independent and experienced directors making up the majority of our Board. Having a single leader for both the Company and the Board eliminates the potential for confusion or duplication of efforts. We believe that this structure is beneficial to us and our stockholders.

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

The Audit Committee, whose members are Ms. Davis and Messrs. Nevin, Reynolds and Weinert, reviews the appropriateness, quality and acceptability of the Company’s accounting policies and the integrity of financial statements reported to the public, and compliance with legal and regulatory requirements. The Board has determined that each member of the Audit Committee is an “independent director” under the rules of the Nasdaq Stock Market governing the qualifications of the members of audit committees, and each member of the Audit Committee satisfies the requirements of the Nasdaq Stock Market regarding competency in financial matters. In addition, the Board of Directors has determined that Mr. Weinert, the Chairman of the Audit Committee, qualifies as an “Audit Committee Financial Expert” as defined by the Securities and Exchange Commission rules.

Item 11. Executive Compensation

Director Compensation

Mr. Kubacki receives no additional compensation for serving on the Company’s Board of Directors. Each of the Company’s outside (non-employee) directors received cash compensation of $12,500 per quarter served in 2022. Both Messrs. Kamin and Nevin received pro-rated cash compensation for the third quarter of 2022 since they were elected on August 12, 2022. In addition, Mr. Weinert received additional cash compensation of $15,000 in 2022 for serving as Chairman of the Audit Committee, and $40,300 for serving as Lead Independent Director and as the Board’s corporate governance representative overseeing the Corporation’s activities in Brazil. Each of the outside directors has also been granted from time-to-time equity awards under the Company’s equity compensation plans, most recently in August 2022. In each case the directors were granted stock unit awards or non-qualified stock options with an equivalent fair value, that in each case vest with respect to 50% of the number of shares covered thereunder on approximately the first anniversary of the date of grant, and with respect to the balance of 50% of the shares on approximately the second anniversary of the date of grant. Any unvested stock unit awards or options generally terminate upon the cessation of a recipient’s service as a member of the Board of Directors, subject to partial or full vesting in the case of termination on account of death or permanent disability. In the event of a change in control of the Company (as defined in the stock unit award or option agreement evidencing the award) the stock unit awards or options become fully vested immediately prior to the effective date of such change in control.

The following table shows, for the fiscal year ended December 31, 2022, the compensation paid by the Company or accrued for such year, to the Company’s non-employee directors. The compensation paid to Mr. Kubacki for his service as Chairman, Chief Executive Officer and President, is reported in the Summary Compensation Table under the caption “Executive Compensation” below.

Director Compensation for Fiscal Year Ended December 31, 2022

(a)	(b)	(c)		(d)		(e)		(f)
Name	Fees Earned or Paid in Cash	Stock Awards	(1)	Option Awards	(1)	All other Compensation (4)	(4)	Total
Robyn C. Davis	$ 50,000	$ 78,120	(2)	$ -	(3)	$ -		$ 128,120
Harry F. Connick*	$ 12,500	$ -	(2)	$ -	(3)	$ -		$ 12,500
Peter H. Kamin	$ 18,750	$ 59,850	(2)	$ -	(3)	$ -		$ 78,600
Darius G. Nevin	$ 18,750	$ 59,850	(2)	$ -	(3)	$ -		$ 78,600
Andrew M. Reynolds	$ 37,500	$ 78,120	(2)	$ -	(3)	$ -		$ 115,620
Walter S. Tomenson, Jr.**	$ 31,250	$ 78,120	(2)	$ -	(3)	$ -		$ 109,370
Fred J. Weinert	$ 105,300	$ 78,120	(2)	$ -	(3)	$ -		$ 183,420

* Director Harry F. Connick retired from the Board of Directors on April 4, 2022.

** Director Walter S. Tomenson, Jr. retired from the Board of Directors on August 12, 2022.

(1)	The amounts in columns (c) and (d) reflect the grant date fair values of awards and options to the named individuals in 2022.

(2)	As of December 31, 2022, the number of shares underlying unvested stock unit awards held by the non-employee directors was as follows: Mr. Connick: 5,500, which vest on April 30, 2023; Mr. Kamin: 9,000, of which 4,500 vest on August 12, 2023, and the balance vest on August 12, 2024; Mr. Nevin: 9,000, of which 4,500 vest on August 12, 2023, and the balance vest on August 12, 2024; Mr. Reynolds: 14,000, of which 1,000 vest on April 4, 2023, 6,000 vest on April 30, 2023, 1,000 vest on April 4, 2024 and 6,000 vest on April 30, 2024; Mr. Weinert: 17,500, of which 11,500 vest on April 30, 2023, and the balance vest on April 30, 2024; and Ms. Davis: 18,500, of which 1,000 shares vested on March 16, 2023, 11,500 vest on April 30, 2023, and the balance vest on April 30, 2024; Mr. Tomenson: 0.

(3)	As of December 31, 2022, the number of shares underlying non-qualified stock options held by the non-employee directors was as follows: Mr. Connick: 2,000; and Mr. Weinert: 81,500.

(4)	Any perquisites or other personal benefits received from the Company by the named director were less than the reporting thresholds established by the Securities and Exchange Commission ($10,000).

EXECUTIVE COMPENSATION

Overview of Compensation Program

The Compensation Committee of the Board has responsibility for establishing, implementing and continually monitoring adherence to the Company’s compensation philosophy. The Compensation Committee ensures that the total compensation paid to the executive officers is fair, reasonable and competitive.

Throughout this annual report the individual who served as the Company’s Chief Executive Officer during fiscal 2022, as well as those individuals who were the Company’s two most highly compensated executive officers other than the Chief Executive Officer are included in the Summary Compensation Table below and are referred to as the “named executive officers”.

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

2022 Executive Compensation Components

For the fiscal year ended December 31, 2022, the principal components of compensation for named executive officers were:

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

In the third quarter of 2020, at the request of the Chief Executive Officer, each of the named executive officers took a 10% base salary reduction to curtail costs. During the first quarter of 2021, again at the request of the Chief Executive Officer, each of the named executive officers took an additional salary cut of 10% of his or her current base salary to curtail costs. The additional cuts from 2021 remained in place throughout the remainder of 2021 until the first quarter ended 2022 and are reflected in the Summary Compensation Table below. The initial 10% base salary reduction made during the third quarter of 2020 for executive officers remains in place.

Incentive Cash Bonus Compensation

The Company typically provides its named executive officers with the opportunity to earn cash incentive bonuses. For most years, bonuses are determined based on a combination of qualitative and quantitative, company and individual measures, the details of which are established annually in the form of business objectives. The business objectives may vary for each executive based upon his or her responsibilities and may include financial and/or strategic measures. The Compensation Committee typically retains the discretion to amend the bonus program including the ability to increase or decrease any bonus payment and make changes to any financial and/or strategic measures. In 2022, the named executive officers’ bonuses were computed as follows: (i) up to seven and one-half percent (7.5%) of base salary would be payable if the Company achieved pre-determined revenue targets; (ii) up to an additional seven and one-half percent (7.5%) of base salary would be payable if the Company achieved pre-determined earnings per share targets; and (iii) up to an additional ten percent (10%) of base salary would be payable based on achievement of individual written performance objectives for the fiscal year, as determined by Mr. Kubacki (for named executive officers other than himself) and as determined by the Compensation Committee (with respect to achievement by Mr. Kubacki of his performance objectives). The Compensation Committee retained sole discretion over all matters relating to the annual bonus payments, including, without limitation, the decision to pay any bonuses, the amount of each bonus, if any, the ability to increase or decrease any bonus payment and make changes to any financial and/or strategic measures.

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

Retirement and Other Benefits

The Company maintains a 401(k) plan for the benefit of all employees who have satisfied minimum age requirements. Employees have the opportunity to contribute to the plan on a before tax basis, subject to limits prescribed under the Internal Revenue Code. All employee contributions are 100% vested on the date of contribution. The Company does not maintain any separate non-qualified retirement plans.

Perquisites and Other Personal Benefits

Any perquisites or other personal benefits that the Company offers to its executive officers are below the threshold limit ($10,000 per executive, per annum) for reporting under Securities and Exchange Commission rules.

The Company has entered into Change of Control Severance Agreements with Messrs. Kubacki and Doucot. The Change of Control Severance Agreements are designed to promote stability and continuity of senior management. Information regarding applicable payments under such agreements for Messrs. Kubacki and Doucot is provided under the heading “Potential Payments upon Termination and Change in Control” below.

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

Summary of Cash and Certain Other Compensation

The following tables show, the total compensation earned by the named executive officers during the years ended December 31, 2022 and 2021, and outstanding equity awards held by the named executive officers as of December 31, 2022.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Position	Year	Salary	Bonus (1)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (2)	Total
Raymond C. Kubacki	2022	$ 470,138	$ -	$ 130,200	$ -	$ -	$ -	$ -	$ 600,338
Chairman, CEO, & President	2021	$ 430,702	$ 42,500	$ 150,650	$ -	$ -	$ -	$ -	$ 623,852
Charles M. Doucot	2022	$ 282,896	$ 15,000	$ 71,610	$ -	$ -	$ -	$ -	$ 369,506
Executive Vice President	2021	$ 238,750	$ 24,000	$ 78,600	$ -	$ -	$ -	$ -	$ 341,350
Michael I. Schaffer	2022	$ 258,456	$ 2,700	$ 32,550	$ -	$ -	$ -	$ -	$ 293,706
Vice President, Labortory Operations	2021	$ 236,024	$ 12,000	$ 29,475	$ -	$ -	$ -	$ -	$ 277,499

(1)

The amounts in column (d) reflect cash bonus awards made to the named executive officers based on achievement of certain financial and individual objectives, as described in more detail below under the heading “Incentive Cash Bonus Compensation”.

(2)

The amounts shown in column (i) reflect for each named executive officer matching contributions allocated by the Company to each of the named executive officers during the applicable year pursuant to the Company’s 401(k) Plan (which is more fully described below under the heading “Retirement and Other Benefits”); the amount of perquisites attributable to each named executive officer did not exceed $10,000 in either 2021 or 2022.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Raymond C. Kubacki	22,000	-		$10.20	9/15/2025
	42,000	-		$13.82	5/12/2026
	40,000	-		$18.87	5/4/2027
	28,000	-		$21.04	5/3/2028
	45,000	15,000		$10.60	5/3/2029
	7,500	7,500		$4.07	11/11/2030	17,500	$85,750
	-	-		-	-	17,250	$84,525
	-	-		-	-	20,000	$98,000
Charles M. Doucot	18,000	-		$21.04	5/3/2028
	22,500	7,500		$10.60	5/3/2029
	3,500	3,500		$4.07	11/11/2030	9,000	$44,100
	-	-		-	-	9,000	$44,100
	-	-		-	-	11,000	$53,900
Michael I. Schaffer	7,500	-		$13.82	5/12/2026
	8,000	-		$18.87	5/4/2027
	5,000	-		$21.04	5/3/2028
	7,500	2,500		$10.60	5/3/2029
	1,000	1,000		$4.07	11/11/2030	3,500	$17,150
	-	-		-	-	3,375	$16,538
	-	-		-	-	5,000	$24,500

(1) Based on closing price of $4.90 per share on December 31, 2022 on the Nasdaq Stock Market.

Potential Payments upon Termination and Change in Control

The Company has change-in-control severance agreements in place with each of Messrs. Kubacki and Doucot providing for severance benefits for a period of up to 12 months in the event of termination within 12 months following a change in control (as defined in the agreements). The agreements provide for severance benefits only if (1) the Company undergoes a change in control (as defined in the agreement) and (2) within 12 months thereafter either (a) the Company (or its successor) terminates the employee (other than termination for “cause”), or (b) the employee terminates his employment for “good reason” (as defined in his agreement). The agreements do not provide for severance benefits in the event of an employee’s death or disability, or in the event of his voluntary termination without good reason. The agreements provide that the employee shall not compete with the Company during the period in which he is entitled to receive severance payments. Except for such change-in-control severance agreements, and except for the separate employment severance agreement with Mr. Doucot described below, none of the named executive officers has an employment agreement with the Company.

Each of the stock unit award and option agreements with Messrs. Kubacki, Doucot and Schaffer described in the Summary Compensation Table above provides that the vesting would accelerate upon a change in control. In the event the Company had incurred a change in control on December 31, 2022, and terminated the employment of Messrs. Kubacki, Doucot and Schaffer on such date, the amounts paid out to such named executive officers: (i) the Change in Control agreements with Messrs. Kubacki and Doucot in effect on the date of filing this Report and (ii) the existing equity award agreements with Messrs. Kubacki, Doucot and Schaffer would have been as follows:

Payments and Benefits Upon Termination and Change in Control

(a)	(b)	(c)	(d)	(e)	(f)
Name	Salary (1)	Accrued Vacation (2)	Health Benefits (3)	Acceleration of Equity Awards (4)	Total
Raymond C. Kubacki (5)
12 Month	$ 486,500	$ 18,718	$ 33,325	$ 268,275	$ 806,818
6 Month (change of location only)	$ 243,250	$ 18,718	$ 16,663	$ 268,275	$ 546,906
Charles Doucot (6)
12 Month	$ 355,000	$ 11,489	$ 29,136	$ 142,100	$ 537,725
Michael I. Schaffer
12 Month	$ -	$ 11,764	$ -	$ 58,188	$ 69,952

(1)	The amounts in column (b) reflect current base salary in effect on December 31, 2022 for Mr. Kubacki and on August 1, 2020 for Mr. Doucot.

(2)	Accrued vacation is payable upon separation of service whether or not in connection with a change in control.

(3)	The amounts in column (d) represent the amount payable by the Company during the applicable period for continuation of health benefits.

(4)

The amounts in column (e) reflect: (i) the acceleration of the vesting under stock unit awards granted under the Company’s 2006 Incentive Plan triggered by a change in control, as provided in each executive officer’s respective stock unit award agreement with the Company, the valuation of which is determined by multiplying the number of stock unit awards that would have become vested on December 31, 2022, pursuant to such acceleration provision, times the closing price of the Company stock on such date ($4.90 per share); plus (ii) the acceleration of the vesting under in-the-money unvested stock options granted under the Company’s 2006 Incentive Plan triggered by a change in control, as provided in each executive officer’s respective stock option agreement with the Company, the valuation of which is determined by assuming a net exercise of all unvested stock options having an exercise price that is less than the closing price of the Company stock on such date ($4.90 per share).

(5)	Mr. Kubacki’s arrangement provides for up to 12 months of salary in the event of a termination by the Company without cause (as defined in his agreement) or a termination by him for good reason (as defined in his agreement) in either case, within a 12 month period following a change in control of the Company (as such term is defined in the agreement), provided, however, that in the event of termination by Mr. Kubacki for good reason solely on account of a change in his required place of employment, following a change in control, then in lieu of 12 months of salary and bonus compensation, his benefits would be limited up to 6 months of salary and bonus compensation.

(6)	Mr. Doucot’s arrangement provides for 12 months of salary (at the rate that was in effect for the 12-month period preceding August 1, 2020, or any higher rate thereafter in effect) and bonus continuation, in the event of a termination by the Company without cause (as defined in his agreement) or a termination by him for good reason (as defined in his agreement) in either case, within a 12 month period following a change in control of the Company (as such term is defined in the agreement).

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2022, with respect to shares of the Company’s common stock that were issuable under the Company’s 2006 Incentive Plan (the “2006 Incentive Plan”).

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities that Remained Available for Future Issuance
Equity compensation plans approved by security holders	745,375	(1)	$14.19	(2)	182,992
Equity compensation plans not approved by security holders	-		-		-
Total	745,375		$14.19		182,992

(1)	This amount includes 508,500 shares subject to outstanding stock options with a weighted average remaining contractual term of 4.9 years and 238,000 shares subject to outstanding stock unit awards.
(2)	The weighted-average exercise price information does not include any outstanding stock unit awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows, as of March 15, 2023, the number of shares beneficially owned (i) by those stockholders who are known to the Company to own beneficially more than five percent of the outstanding Common Stock of the Company, (including their addresses) (ii) by each director and nominee for director of the Company, (iii) by each named executive officer, and (iv) by all directors and executive officers as a group.

Name	Amount and Nature of Beneficial Ownership	(1)	Percentage Owned (2)

Peter H. Kamin	624,737	(3)	11.0%
289 Great Road, Suite 200
Acton, MA 01720

Raymond C. Kubacki	400,462	(4)(6)	6.8%
289 Great Road, Suite 200
Acton, MA 01720

Renaissance Technologies LLC	290,463	(5)	5.1%
800 Third Avenue
New York, NY 10022

Fred J. Weinert	260,064	(4)(6)(7)	4.5%
Robyn C. Davis	19,000	(6)	*
Andrew M. Reynolds	7,000	(6)	*
Darius G. Nevin	25,181		*
Michael I. Schaffer	57,951	(4)(6)	1.0%
Charles M. Doucot	63,175	(4)(6)	1.1%

All Executive Officers and Directors (9 persons)	1,123,296	(8)	23.9%

* Denotes ownership of less than 1%.

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

(3)

Based on a Statement of Changes in Beneficial Ownership on Form 4 filed by Mr. Kamin on June 9, 2022. Includes 365,726 shares held by Mr. Kamin as trustee of certain trusts and 44,980 shares held by a limited partnership of which Mr. Kamin serves as general partner.

(4)

Includes the following number of shares of Common Stock which the individual had a right to acquire within 60 days pursuant to the exercise of options: Mr. Kubacki – 199,500; Mr. Weinert – 81,500; Dr. Schaffer – 31,500; and Mr. Doucot – 51,500.

(5)

Based on the statement on Schedule 13G/A filed on February 13, 2023, each of Renaissance Technologies, LLC, a registered investment adviser, and Renaissance Technologies Holding Company has sole voting and dispositive power over 290,463 shares of Common Stock.

(6)

Includes the following number of shares of Common Stock which the individual had the right to receive within 60 days pursuant to the vesting of stock unit awards: Mr. Kubacki – 5,750; Mr. Weinert – 11,500; Mr. Reynolds – 7,000; Ms. Davis – 12,500; Dr. Schaffer – 1,125; and Mr. Doucot – 3,000.

(7)	Includes 108,381 shares held by Mr. Weinert as trustee of a trust and 1,600 shares held by Mr. Weinert’s spouse.

(8)

Includes 364,000 shares which the executive officers and directors had the right to acquire within 60 days pursuant to the exercise of options, and 34,875 shares which were issuable to the executive officers and directors within 60 days pursuant to the vesting of stock unit awards.

Item 13. Certain Relationships and Related Transactions and Director Independence

Under the rules of the Nasdaq Stock Market, a majority of the directors and all of the members of the Audit Committee must qualify as independent directors. The Board of Directors of the Company conducts an annual review of the independence of the members of the Board and its committees. Five of our six directors are nonemployee directors (all except Mr. Kubacki). Although the Board has not adopted categorical standards of materiality for independence purposes (other than those set forth in Securities and Exchange Commission Regulations and the Nasdaq Stock Market listing standards), information provided by the directors and the Company did not indicate any relationships (e.g., commercial, industrial, banking, consulting, legal, accounting, charitable, or familial), which would impair the independence of any of the nonemployee directors.

The Board of Directors has adopted a policy whereby the Company’s Audit Committee is responsible for reviewing any proposed related party transaction. The types of transactions covered by the policy include payments for products or services to or indebtedness to or from, related parties, as defined in Item 404(b) of Regulation S-K under the federal securities laws. The Audit Committee has determined that there were no related party transactions with any related party in fiscal 2022 that would require disclosure under Item 404(a) of Regulation S-K.

Item 14. Principal Accounting Fees and Services

The following table presents fees paid or payable to BDO USA, LLP for services attributable to fiscal years 2022 and 2021:

	Fiscal Year
	2022	2021
Audit Fees (1)	$440,861	$392,309
Audit-Related Fees (2)	23,873	15,950
Tax Fees (3)	57,593	182,275
Total	$522,327	$590,534

(1)

Audit Fees – Fees for professional services rendered to the Company (or estimates of fees for services to be rendered) in connection with auditing the Company’s annual financial statements and reviewing the interim financial information included in the Company’s Quarterly Reports on Form 10-Q and consents and assistance with the review of documents filed with the Securities and Exchange Commission.

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

PSYCHEMEDICS CORPORATION

Date: March 27, 2023	By: /s/ RAYMOND C. KUBACKI Raymond C. Kubacki Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ RAYMOND C. KUBACKI Raymond C. Kubacki	Chairman, President and Chief Executive Officer, Director (Principal Executive Officer)	March 27, 2023

/s/ WILLIAM B. NORRIS William B. Norris	Controller (Principal Financial and Accounting Officer)	March 27, 2023

PETER H. KAMIN* Peter H. Kamin	Director

DARIUS G. NEVIN* Darius G. Nevin	Director

ANDREW M. REYNOLDS* Andrew M. Reynolds	Director

FRED J. WEINERT* Fred J. Weinert	Director

ROBYN C. DAVIS* Robyn C. Davis	Director

*By: /s/ RAYMOND C. KUBACKI Raymond C. Kubacki	Attorney-in-Fact	March 27, 2023

EXHIBIT INDEX

Exhibit Number	Description
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
10.2.1P

Lease dated October 6, 1992, with Mitchell H. Hersch, et. Al with respect to premises in Culver City, California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992).

10.2.2P	Security Agreement dated October 6, 1992, with Mitchell H. Hersch et. Al — (Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992).
10.2.3	First Amendment to Lease dated with Mitchell H. Hersch, et.al California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.2.4	Second Amendment to Lease dated with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.2.5

Third Amendment to Lease dated December 31, 1997, with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.2.6

Fourth Amendment to Lease dated May 24, 2005, with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.2.7

Sixth Amendment to Lease dated October 13, 2015, with Mitchell H. Hersch, et.al. California — Supersedes the Fifth amendment in its entirety (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

10.2.8	Eighth Amendment to Lease dated March 20, 2022, with Mitchell H. Hersch, et.al. California — Supersedes the Seventh amendment in its entirety.

TABLE OF CONTENTS

Exhibit Number	Description
10.3*	2006 Incentive Plan, as amended — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 17, 2021).
10.4*	Form of Stock Unit Award used with employees and consultants under the 2006 Incentive Plan — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2016).
10.5*	Form of Stock Unit Award used with non-employee directors under the 2006 Equity Incentive Plan — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2016).
10.6*	Form of Incentive Stock Option Agreement used with employees under the 2006 Incentive Plan (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2016)
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

10.9*	Change in control severance agreement with Ray Kubacki dated March 21, 2023
10.10*	Severance agreement with Charles Doucot dated February 26, 2019 — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019)
10.11	Amendment dated September 3, 2020 to Change in Control Severance Agreement between Psychemedics Corporation and Charles Doucot (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 10, 2020)
10.12

Lease dated July 29, 2019, with Culver City/Hannum, LLC with respect to 5750 Hannum premises in Culver City, CA — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)

10.13

Loan agreement dated March 20, 2014, with Banc of America Leasing and Capital, LLC — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)

10.13.1

Letter Agreement dated September 15, 2015, with Banc of America Leasing and Capital, LLC, together with Equipment Security Note dated September 15, 2015 and Proposal Letter dated August 19, 2015 — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

10.13.2

Letter Agreement dated October 30, 2017, with Banc of America Leasing and Capital, LLC, together with Equipment Security Note dated November 10, 2017 — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017)

10.13.3

Letter Agreement dated December 3, 2019, with Banc of America Leasing and Capital, LLC, together with Equipment Security Note dated December 4, 2019 — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019)

10.13.4

Conditional Waiver and Amendment No 1. To Master Loan and Security Agreement dated November 4, 2020, with Banc of America Leasing & Capital, LLC — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 9, 2020)

10.13.5

Conditional Waiver dated March 19, 2021, and Amendment Number 002 dated March 23, 2021 to Master Loan and Security Agreement Amendment dated March 19, 2014 between Banc of America Leasing & Capital, LLC and Psychemedics Corporation LLC — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 23, 2021)

10.14	Form of Indemnification Agreement with Directors and Executive Officers of the Company*

21.1	Subsidiaries of the Registrant
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm
24	Power of Attorney
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Controller Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Controller Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management compensation plan or arrangement