Form 10-K/A
period 2022-12-31
PSYCHEMEDICS CORP
filed 2023-03-30
CIK 806517

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

Auditor Info:

Name – BDO USA, LLP
Location – Boston, Massachusetts
PCAOB Number - 243

EXPLANATORY NOTE

On March 27, 2023 Psychemedics Corporation (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends Part II, Item 9B to correct an error in the description of the Change in Control Severance Agreement entered into on March 21, 2023 with Charles Doucot. It also amends Part III - EXECUTIVE COMPENSATION – Potential Payments upon Termination and Change in Control - to reflect a correction of amounts payable to Mr. Doucot.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we have repeated in this Amendment the entire text of Item 9B of Part II and Part III - EXECUTIVE COMPENSATION – Potential Payments upon Termination and Change in Control - of the Original Filing in this Amendment and we have also repeated Part IV Item 15, Exhibits, Financial Statement Schedules in its entirety.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and our principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the Securities and Exchange Commission on March 27, 2023 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

Item 9B. Other Information

On March 21, 2023, the Board established August 17, 2023, as the scheduled date of the Company’s 2023 annual meeting of stockholders (the “2023 Annual Meeting”). TheCompany will publish additional details regarding the 2023 Annual Meeting, including its record date and the exact time, location and matters to be voted on at the 2023 Annual Meeting, in the Company’s proxy statement for the 2023 Annual Meeting when it is filed, which the Company currently expects will be in late June 2023.

On March 21, 2023, the Company entered into a new change in control severance agreement with Raymond C. Kubacki, Chairman, Chief Executive and President. The agreement runs until May 2, 2024.  It provides that if, during the term, the Company terminates the employee’s employment for any reason other than for Cause (as defined in the agreement), death or disability (as defined in the agreement) or if the employee terminates his employment for Good Reason (as defined below), in either case, within twelve months following a Change in Control (as defined in the agreement), he will be entitled to receive a continuation of base salary for a period of up to twelve months from the date of such termination, except that Good Reason termination solely on account of a change in location would give rise to a continuation of base salary for a period of up to six months rather than twelve months.  Good Reason includes a change in title, a reduction in base salary then in effect, a material decrease in duties or responsibilities, or a change of location. The agreement also prohibits the employee from working for a competitor of the Company or from soliciting employees of the Company during the period he is eligible to receive salary continuation under the agreement.  Mr. Kubacki’s agreement was in replacement of an agreement executed in 2018, which had a five-year term and expired in February 2023.

On March 21, 2023, the Company also entered into a new change in control severance agreement with Charles Doucot, Executive Vice President. The agreement runs until May 2, 2026.  It provides that if, during the term, the Company terminates the employee’s employment for any reason other than for Cause (as defined in the agreement), death or disability (as defined in the agreement) or if the employee terminates his employment for Good Reason (as defined below), in either case, within twelve months following a Change in Control (as defined in the agreement), he will be entitled to receive a continuation of base salary for a period of up to twelve months from the date of such termination at a rate equal to the greater of his then current rate, or the rate in effect on August 1, 2020.  Good Reason includes a change in title, a reduction in base salary then in effect, or a material decrease in duties or responsibilities. The agreement also prohibits the employee from working for a competitor of the Company or from soliciting employees of the Company during the period he is eligible to receive salary continuation under the agreement.  Mr. Doucot’s agreement supersedes the agreement executed in 2018, as amended which had a five-year term and was due to expire in May, 2023.

The foregoing summaries of the change in control severance agreements with Mr. Kubacki and Mr. Doucot do not purport to be complete and are qualified in their entirety by reference to the change in control severance agreements with them which are attached hereto as Exhibits 10.9 and 10.11 and incorporated by reference into this report.

PART III

EXECUTIVE COMPENSATION
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

Each of the stock unit award and option agreements with Messrs. Kubacki, Doucot and Schaffer described in the Summary Compensation Table above provides that the vesting would accelerate upon a change in control. In the event the Company had incurred a change in control on December 31, 2022, and terminated the employment of Messrs. Kubacki, Doucot and Schaffer on such date, the amounts paid out to such named executive officers under: (i) the Change in Control agreements with Messrs. Kubacki and Doucot in effect on the date of filing this Report and (ii) the existing equity award agreements with Messrs. Kubacki, Doucot and Schaffer, would have been as follows:

Payments and Benefits Upon Termination and Change in Control

(a)	(b)	(c)	(d)	(e)	(f)
Name	Salary (1)	Accrued Vacation (2)	Health Benefits (3)	Acceleration of Equity Awards (4)	Total
Raymond C. Kubacki (5)
12 Month	$486,500	$18,718	$33,325	$268,275	$806,818
6 Month (change of location only)	$243,250	$18,718	$16,663	$268,275	$546,906
Charles Doucot (6)
12 Month	$340,000	$11,489	$29,136	$142,100	$522,725
Michael I. Schaffer
12 Month	$-	$11,764	$-	$58,188	$69,952

(1)	The amounts in column (b) reflect current base salary in effect on December 31, 2022 for Mr. Kubacki and on August 1, 2020 for Mr. Doucot.
(2)	Accrued vacation is payable upon separation of service whether or not in connection with a change in control.
(3)	The amounts in column (d) represent the amount payable by the Company during the applicable period for continuation of health benefits.
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

(6)
Mr. Doucot’s arrangement provides for 12 months of salary (at the rate that was in effect on August 1, 2020, or any higher rate thereafter in effect), in the event of a termination by the Company without cause (as defined in his agreement) or a termination by him for good reason (as defined in his agreement) in either case, within a 12 month period following a change in control of the Company (as such term is defined in the agreement).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (3) See “Exhibit Index” included elsewhere in this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSYCHEMEDICS CORPORATION

Date: March 30, 2023	By:/s/ RAYMOND C. KUBACKI Raymond C. Kubacki Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ RAYMOND C. KUBACKI Raymond C. Kubacki	Chairman, President and Chief Executive Officer, Director (Principal Executive Officer)	March 30, 2023

/s/ WILLIAM B. NORRIS William B. Norris	Controller (Principal Financial and Accounting Officer)	March 30, 2023

PETER H. KAMIN* Peter H. Kamin	Director

DARIUS G. NEVIN* Darius G. Nevin	Director

ANDREW M. REYNOLDS* Andrew M. Reynolds	Director

FRED J. WEINERT* Fred J. Weinert	Director

ROBYN C. DAVIS* Robyn C. Davis	Director

*By: /s/ RAYMOND C. KUBACKI Raymond C. Kubacki	Attorney-in-Fact	March 30, 2023

EXHIBIT INDEX

Exhibit Number	Description
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

10.2.8	Eighth Amendment to Lease dated March 20, 2022, with Mitchell H. Hersch, et.al. California — Supersedes the Seventh amendment in its entirety. (1)

TABLE OF CONTENTS

Exhibit Number	Description
10.3*	2006 Incentive Plan, as amended — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 17, 2021).
10.4*	Form of Stock Unit Award used with employees and consultants under the 2006 Incentive Plan — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2016).
10.5*	Form of Stock Unit Award used with non-employee directors under the 2006 Equity Incentive Plan — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2016).
10.6*	Form of Incentive Stock Option Agreement used with employees under the 2006 Incentive Plan (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2016)
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

10.9*	Change in control severance agreement with Ray Kubacki dated March 21, 2023 (1)
10.10*	Severance agreement with Charles Doucot dated February 26, 2019 — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019)
10.11*	Change in Control Severance agreement with Charles Doucot dated March 21, 2023 (2)
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

10.14	Form of Indemnification Agreement with Directors and Executive Officers of the Company* (1)

21.1	Subsidiaries of the Registrant (1)
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm (1)
24	Power of Attorney (1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	Certification of Controller Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification of Controller Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS	Inline XBRL Instance Document (1)
101.SCH	Inline XBRL Taxonomy Extension Schema (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) (1)

*	Management compensation plan or arrangement

P	Indicates a filing submitted in paper

(1)	Previously filed with our Original Form 10-K

(2)	Filed with this Amendment No. 1 to Annual Report on Form 10-K/A