Form 10-Q
period 2023-03-31
PSYCHEMEDICS CORP
filed 2023-05-11
CIK 806517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
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

The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at May 8, 2023 was 5,721,147.

PSYCHEMEDICS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(UNAUDITED)

	March 31,	December 31,
	2023	2022

ASSETS
Current Assets:
Cash	$4,380	$4,750
Accounts receivable, net of allowance for doubtful accounts of $73 at March 31, 2023, and $87 at December 31, 2022	4,058	3,739
Prepaid expenses and other current assets	1,088	1,136
Income tax receivable	9	339

Total Current Assets	9,535	9,964

Fixed assets, net of accumulated amortization and depreciation of $22,428 at March 31, 2023, and $21,964 at December 31, 2022	4,150	4,573
Other assets	840	823
Net deferred tax assets	850	691
Operating lease right-of-use assets	2,532	2,681

Total Assets	$17,907	$18,732

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$785	$448
Accrued expenses	3,632	3,939
Current portion of long-term debt	297	294
Current portion of operating lease liabilities	1,076	1,037

Total Current Liabilities	5,790	5,718

Long-term debt	230	305
Long-term portion of operating lease liabilities	1,721	1,938
Total Liabilities	7,741	7,961

Commitments and Contingencies (Note 5)

Shareholders' Equity:
Preferred stock, $0.005 par value, 873 shares authorized, no shares issued or outstanding
Common stock, $0.005 par value; 50,000 shares authorized; 6,354 and 6,349 shares issued and 5,686 and 5,681 shares outstanding, respectively	32	32
Additional paid-in capital	34,452	34,275
Accumulated deficit	(12,602)	(11,820)
Less - Treasury stock, at cost, 668 shares	(10,082)	(10,082)
Accumulated other comprehensive loss	(1,634)	(1,634)

Total Shareholders' Equity	10,166	10,771

Total Liabilities and Shareholders' Equity	$17,907	$18,732

See accompanying notes to condensed consolidated financial statements.

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022

Revenues	$5,859	$6,508
Cost of revenues	3,654	4,067

Gross profit	2,205	2,441

Operating Expenses:
General & administrative	1,646	1,327
Marketing & selling	789	806
Research & development	298	318

Total Operating Expenses	2,733	2,451

Operating loss	(528)	(10)
Other (expense) income, net	(5)	66

(Loss) income before (benefit from) provision for income taxes	(533)	56

(Benefit from) provision for income taxes	(149)	17

Net (loss) income	$(384)	$39

Basic net (loss) income per share	$(0.07)	$0.01

Diluted net (loss) income per share	$(0.07)	$0.01

Dividends declared per share	$0.07	$-

See accompanying notes to condensed consolidated financial statements.

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)

(UNAUDITED)

	Common Stock, $0.005 par value		Additional
	Common Shares	Common	Paid-In	Treasury Stock			Accumulated		Accumulated Other
	Outstanding	Stock	Capital	Shares	Cost		Deficit		Comprehensive Loss		Total
BALANCE, December 31, 2022	6,349	$32	$34,275	668	$	(10,082)	$	(11,820)	$	(1,634)	$10,771
Shares issued – vested	5	-	-	-		-		-		-	-
Stock compensation expense	-	-	177	-		-		-		-	177
Cash dividends declared ($0.07 per share)	-	-	-	-		-		(398)		-	(398)
Net loss	-	-	-	-		-		(384)		-	(384)
BALANCE, March 31, 2023	6,354	$32	$34,452	668	$	(10,082)	$	(12,602)	$	(1,634)	$10,166

BALANCE, December 31, 2021	6,257	$31	$33,478	668	$	(10,082)	$	(9,550)	$	(1,634)	$12,243
Shares issued – vested	2	-	-	-		-		-		-	-
Stock compensation expense	-	-	179	-		-		-		-	179
Net income	-	-	-	-		-		39		-	39
BALANCE, March 31, 2022	6,259	$31	$33,657	668	$	(10,082)	$	(9,511)	$	(1,634)	$12,461

See accompanying notes to condensed consolidated financial statements.

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(384)	$39
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	479	628
ROU asset amortization	235	232
Stock-based compensation	177	179
Changes in operating assets and liabilities:
Accounts receivable	(319)	(588)
Prepaid expenses and other current assets	48	466
Income tax receivable	330	17
Net deferred tax asset	(159)	-
Accounts payable	337	(272)
Operating lease liabilities	(264)	(213)
Accrued expenses	(705)	(143)
Net cash (used in) provided by operating activities	(225)	345

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(20)	(10)
Cost of internally developed software	(21)	(33)
Other assets	(32)	7
Net cash used in investing activities	(73)	(36)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of equipment financing	(72)	(174)
Net cash used in financing activities	(72)	(174)

Net (decrease) increase in cash	(370)	135
Cash, beginning of period	4,750	1,992
Cash, end of period	$4,380	$2,127

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$5	$10
Cash paid for operating leases	$291	$269
Right-of-use assets acquired through operating leases	$86	$-

See accompanying notes to condensed consolidated financial statements.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation

The interim condensed consolidated financial statements of Psychemedics Corporation (the “Company”) presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2022, included in the Company's 2022 Annual Report on Form 10-K (“10-K”), as filed with the SEC.

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of results for these interim periods. The condensed consolidated balance sheet as of December 31, 2022, has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm, but does not include all the information and footnotes required for complete annual financial statements. The Company’s comprehensive (loss)/income is equal to its net (loss)/income for all periods presented.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended March 31, 2023, may not be indicative of the results that may be expected for the year ending December 31, 2023, or any other period.

Unless the context requires otherwise, the terms “we”, “us”, “our”, or “the Company” refer to Psychemedics Corporation and its wholly-owned consolidated subsidiaries.

2.	Financial Information

Liquidity and Management’s Plans

At March 31, 2023, the Company’s principal sources of liquidity included approximately $4.4 million of cash. Management currently believes that such funds, together with future operating profits, should be adequate to fund anticipated working capital requirements, including equipment financing obligations, and capital expenditures for at least the next 12 months. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include but are not limited to, issuance of common stock, debt financing, lines of credit, or equipment leasing, although there is no assurance that such financings will be available to the Company on terms it deems acceptable, if at all.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	Financial Information (continued)

Accounts Receivable

The Company believes its allowance for credit losses related to its accounts receivable remained adequate as of March 31, 2023, due to the essential nature of its customers business, as well as the diversity of its large customer base. While the Company anticipates there could be an increase in the aging of its accounts receivable, the Company does not anticipate a significant increase in default risk.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which modifies the measurement of expected credit losses on certain financial instruments. The Company has adopted ASU 2016-13 in the first quarter of 2023 utilizing the modified retrospective transition method. Based on the composition of the Company’s investment portfolio, current market conditions, and historical credit loss activity, the adoption of ASU 2016-13 does not have a material impact on the consolidated financial statements.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Stock-Based Compensation

The Company’s 2006 Incentive Plan (“the Plan”) provides for cash-based awards or the grant or issuance of stock-based awards. As of March 31, 2023, 321 thousand shares remained available for future grant under the Plan.

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). The compensation cost charged against income is included in cost of revenues and operating expenses as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Stock-based compensation related to:
Stock option grants	$20	$53
Stock unit awards	157	126
Total stock-based compensation	$177	$179

There was no income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation arrangements for the three ended March 31, 2023, and 2022.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Stock-Based Compensation (continued)

A summary of the Company’s stock option activity for the three months ended March 31, 2023, is as follows (in thousands except per share amounts and years):

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Life	Intrinsic
	Shares	Per Share	(years)	Value(1)
Outstanding, December 31, 2022	508	$14.19	5.1	$25
Canceled	(64)	$14.70
Outstanding, March 31, 2023	444	$14.09	4.8	$33

Exercisable, March 31, 2023	402	$14.67	4.6	$17

(1)	Intrinsic value is calculated based on the amount by which the closing market value of the Company’s stock exceeded the exercise price of the underlying options, multiplied by the number of shares.

A summary of the Company’s stock unit award (“SUA”) activity for the three months ended March 31, 2023, is as follows (in thousands except per share amounts):

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share

Outstanding & Unvested, December 31, 2022	238	$6.10
Converted to common stock	(5)	$6.36
Cancelled	(2)	$6.19
Forfeited	(9)	$5.90
Outstanding & Unvested, March 31, 2023	222	$6.10

As of March 31, 2023, 912 thousand shares of common stock were reserved for issuance under the Plan. As of March 31, 2023, the unamortized fair value of awards relating to outstanding SUAs and options was $941 thousand, which is expected to be amortized over a weighted average period of 2.2 years.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Basic and Diluted Net (Loss)/Income Per Share

Basic net (loss)/income per share is computed by dividing net (loss)/income by the weighted average number of common shares outstanding during the period. Diluted net (loss)/income per share is computed by dividing net (loss)/income by the weighted average number of common and dilutive common equivalent shares outstanding during the period when the effect is dilutive. The number of dilutive common equivalent shares outstanding during the period was determined in accordance with the treasury-stock method. Common equivalent shares consisted of common stock issuable upon the exercise of outstanding options and common stock issuable upon the vesting of outstanding, unvested SUAs. Basic and diluted weighted average common shares outstanding for the three months ended March 31, 2023, and 2022 were as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Weighted average common shares outstanding, basic	5,685	5,590
Dilutive common equivalent shares	-	56
Weighted average common shares outstanding, diluted	5,685	5,646

The computation of diluted earnings per share for the three months ended March 31, 2023, and 2022 excludes the effect of the potential exercise of stock awards, including stock options, when the effect is anti-dilutive. For the three months ended March 31, 2023, and 2022, the number of antidilutive stock awards excluded from diluted earnings per share were 620 thousand and 545 thousand, respectively.

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

Settlements

As previously reported in the 10-K, on December 6, 2021, the Company entered into a binding Memorandum of Understanding to settle a purported class action lawsuit related to certain California wage and hour laws. The lawsuit, Enma Sagastume v. Psychemedics Corporation, Case No. 2:20-CV-06624-DSF, is pending in the United States District Court for the Central District of California (the “California Lawsuit”) and is similar to numerous lawsuits filed against employers with operations in California.

The Company has accrued $1.2 million as of March 31, 2023 related to the California Lawsuit, which is included in accrued expenses on the accompanying consolidated balance sheets.

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

As of March 31, 2023, the Company recognized a Right-Of-Use (“ROU”) asset of $2.5 million and an operating lease liability of $2.8 million based on the present value of the minimum rental payments. The weighted average discount rate used for leases as of March 31, 2023, is 3.9%. The weighted average lease term as of March 31, 2023, is 2.9 years. The operating lease expense for the three months ended March 31, 2023, was $262 thousand.

Maturities and balance sheet presentation of the Company’s lease liabilities for all operating leases as of March 31, 2023, is as follows (in thousands):

April 1, 2023, through December 31, 2023	$876
2024	1,106
2025	564
2026	460
Total lease payments	3,006
Less: interest	(209)
Present value of lease liabilities	$2,797

Current operating lease liabilities	$1,076
Long-term operating lease liabilities	1,721
$2,797

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

The weighted average interest rate on outstanding debt under the Loan Agreement was 3.8% for the three months ended March 31, 2023. The interest expense was $5 thousand for the three months ended March 31, 2023. As of March 31, 2023, the weighted average interest rate was 3.8% and there was $526 thousand of outstanding debt related under the Loan Agreement. The Company was in compliance with all loan covenants under the Loan Agreement as of March 31, 2023.

The annual principal repayment requirements for debt obligations as of March 31, 2023, were as follows (in thousands):

April 1, 2023, through December 31, 2023	$222
2024	305
Long-term debt from equipment financing	527
Less: current portion of long-term debt from equipment financing	(297)
Long-term debt from equipment financing, net of current portion	$230

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	Revenue

The table below disaggregates our external revenue by major source (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Testing	$4,938	$5,724
Shipping/Collection (hair)	898	750
Other	23	34
Total Revenue	$5,859	$6,508

9.	Significant Customers

The Company had no customers that represented over 10% of revenue during either of the three-month periods ended March 31, 2023, or 2022. The Company had one customer that represented 16% and 17% of the total accounts receivable balance as of March 31, 2023, and 2022, respectively.

10.	Subsequent Events

On May 9, 2023, the Company declared a cash dividend of $0.07 per share, which will be paid on June 8, 2023, to shareholders of record on May 25, 2023.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company or statements made by its employees may contain forward-looking information that involves risks and uncertainties. In particular, statements contained in this report that are not historical facts (including but not limited to statements concerning earnings, earnings per share, revenues, cash flows, dividends, future business, growth opportunities, profitability, pricing, new accounts, customer base, market share, test volume, sales and marketing strategies, market demand for drug testing services in the U.S. and foreign drug testing laws and regulations, required investments in plant, equipment and people and new test development) may be “forward looking” statements. Actual results may differ from those stated in any forward-looking statements. Factors that may cause such differences include but are not limited to risks associated with the changes in U.S. and foreign government regulations, including but not limited to FDA regulations, R&D spending, competition (including, without limitation, competition from other companies pursuing the same growth opportunities), the Company’s ability to maintain its reputation and brand image, the ability of the Company to achieve its business plans, cost controls, the continued labor shortage, leveraging of its global operating platform, risks of information technology system failures and data security breaches, the uncertain global economy, the Company’s ability to attract, develop and retain executives and other qualified employees and independent contractors, including distributors, the Company’s ability to obtain and protect intellectual property rights, litigation risks, and general economic conditions. With respect to the continued payment of cash dividends, factors include, but are not limited to, all of the factors listed above plus cash flows, available surplus, capital expenditure reserves required, debt service obligations, regulatory requirements and other factors that the Board of Directors of the Company may take into account.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent the Company’s estimates and assumptions only as of the filing date of this Report. The Company expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the filing date of this Report, in order to reflect changes in circumstances or expectations, or the occurrence of unanticipated events, except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” set forth in Part I Item 1A of the 10-K, as well as the risks and uncertainties discussed elsewhere in this Report. The Company qualifies all of its forward-looking statements with these cautionary statements. The Company cautions you that these risks are not exhaustive. The Company operates in a continually changing business environment and new risks emerge from time to time.

OVERVIEW

Revenue for the first quarter of 2023 was $5.9 million compared to $6.5 million in the first quarter of 2022, a decrease of 10%. The Company reported net loss of $384 thousand, or ($0.07) per diluted share for the three months ended March 31, 2023, versus net income of $39 thousand, or $0.01 per diluted share for the same period in 2022. Revenue decrease for the quarter was primarily attributed to the continued labor shortage that impacts the Company’s customers. The Company declared a cash dividend of $0.07 per share to its shareholders during the three months ended March 31, 2023.

RESULTS OF OPERATIONS

Revenue decreased 10% for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to a decrease in domestic volumes. The Company’s domestic revenues were impacted by lower volumes from customers experiencing the effects of the continued labor shortage related to hiring.

Gross profit: The Company had a $2.2 million gross profit for the three months ended March 31, 2023, compared to a $2.4 million gross profit for the same period in 2022. Cost of revenues decreased by $0.4 million or 10% for the three months ended March 31, 2023, compared to the same period in 2022. Gross profit percentage remained at 38% for the three months ended March 31, 2023 and 2022.

General and administrative (“G&A”) expenses increased 24% or $0.3 million to $1.6 million for the three months ended March 31, 2023, compared to $1.3 million for the same period in 2022. As a percentage of revenue, G&A expenses were 28% and 20% for the three months ended March 31, 2023, and 2022, respectively. The increase in G&A expenses was driven by a combination of legal fees, personnel costs, accounting and consulting fees, and business insurance premiums.

Marketing and selling expenses remained flat at $0.8 million for the three months ended March 31, 2023, and 2022. Total marketing and selling expenses represented 13% and 12% of revenue for the three months ended March 31, 2023, and 2022, respectively.

Research and development (“R&D”) expenses remained flat at $0.3 million for the three months ended March 31, 2023, and 2022. R&D expenses represented 5% of revenue for the three months ended March 31, 2023, and 2022.

Provision for income taxes consisted primarily of federal and state income taxes in the United States. We estimate income taxes in each of the jurisdictions in which we operate. During the three months ended March 31, 2023, the Company recorded a tax benefit of $149 thousand (effective tax rate of 28%) and a tax provision of $17 thousand (effective tax rate of 30%) for the comparative period in 2022.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2023, the Company had approximately $4.4 million of cash. The Company's operating activities used net cash of $0.2 million for the three months ended March 31, 2023. Investing activities used $0.1 million of net cash while financing activities used $0.1 million of net cash during the first three months of 2023.

Cash used in operating activities of $0.2 million reflected net loss of $0.4 million adjusted for depreciation and amortization of $0.5 million, ROU asset amortization of $0.2 million and stock-based compensation of $0.2 million. This was also impacted by an increase in operating assets of $0.1 million and a decrease in operating liabilities of $0.6 million.

Cash used in investing activities of $0.1 million is primarily related to internally developed software and equipment purchases. We anticipate spending less than $1.0 million in additional capital purchases for the remainder of 2023.

Cash used in financing activities of $0.1 million is solely related to payments on equipment financing.

Contractual obligations and other commercial commitments as of March 31, 2023, include legal commitments, operating lease commitments, and outstanding debt, described in Notes 5, 6, and 7, respectively of the Notes to Condensed Consolidated Financial Statements.

While management currently believes that its existing funds and cash flow from operations should be adequate to fund the Company’s business for at least the next 12 months, economic conditions could adversely affect the Company’s future operating results and cash flows. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include but are not limited to, issuance of common stock or debt financing, lines of credit, or equipment leasing, although there is no assurance that such financings will be available to the Company on terms it deems acceptable, if at all.

Item 4.	Controls and Procedures

As of the end of the period covered by this report (the “evaluation date”) the Company’s management under the supervision and with the participation of the Company’s Chief Executive Officer and Controller performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act. Based upon that evaluation, the Chief Executive Officer and Controller concluded as of the evaluation date, that the Company’s disclosure controls and procedures were effective for ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that its disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2022, includes a discussion of our risk factors. There have been no material changes in the risk factors described in such report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of treasury stock in the first three months of 2023.

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

Psychemedics Corporation

Date: May 11, 2023	By:	/s/ Raymond C. Kubacki
Raymond C. Kubacki
Chairman and Chief Executive Officer
(principal executive officer)

Date: May 11, 2023	By:	/s/ William B. Norris
William B. Norris
Controller
(principal accounting officer)