Form 10-Q
period 2023-06-30
PSYCHEMEDICS CORP
filed 2023-08-14
CIK 806517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
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

The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at August 7, 2023, was 5,742,761.

PSYCHEMEDICS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(UNAUDITED)

	June 30,	December 31,
	2023	2022

ASSETS
Current Assets:
Cash and cash equivalents	$2,445	$4,750
Accounts receivable, net of allowance for doubtful accounts of $52 at June 30, 2023, and $87 at December 31, 2022	4,001	3,739
Prepaid expenses and other current assets	1,773	1,136
Income tax receivable	9	339

Total Current Assets	8,228	9,964

Fixed assets, net of accumulated amortization and depreciation of $22,877 at June 30, 2023, and $21,964 at December 31, 2022	3,757	4,573
Other assets	817	823
Net deferred tax assets	1,284	691
Operating lease right-of-use assets	2,300	2,681

Total Assets	$16,386	$18,732

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$806	$448
Accrued expenses	3,467	3,939
Current portion of long-term debt	299	294
Current portion of operating lease liabilities	1,067	1,037

Total Current Liabilities	5,639	5,718

Long-term debt	154	305
Long-term portion of operating lease liabilities	1,466	1,938
Total Liabilities	7,259	7,961

Commitments and Contingencies (Note 6)

Shareholders' Equity:
Preferred stock, $0.005 par value, 873 shares authorized, no shares issued or outstanding
Common stock, $0.005 par value; 50,000 shares authorized; 6,411 and 6,349 shares issued and 5,743 and 5,681 shares outstanding, respectively	32	32
Additional paid-in capital	34,540	34,275
Accumulated deficit	(13,729)	(11,820)
Less - Treasury stock, at cost, 668 shares	(10,082)	(10,082)
Accumulated other comprehensive loss	(1,634)	(1,634)

Total Shareholders' Equity	9,127	10,771

Total Liabilities and Shareholders' Equity	$16,386	$18,732

See accompanying notes to condensed consolidated financial statements.

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenues	$5,537	$6,513	$11,396	$13,021
Cost of revenues	3,478	4,240	7,132	8,307

Gross profit	2,059	2,273	4,264	4,714

Operating expenses:
General & administrative	1,444	1,445	3,090	2,772
Marketing & selling	746	813	1,535	1,619
Research & development	286	357	584	675

Total Operating expenses	2,476	2,615	5,209	5,066

Operating loss	(417)	(342)	(945)	(352)

Other (expense) income:
Settlement	(500)	--	(500)	--
Other	(5)	(9)	(10)	57

Total other (expense) income, net	(505)	(9)	(510)	57

Loss before (benefit from) provision for income taxes	(922)	(351)	(1,455)	(295)

(Benefit from) provision for income taxes	(196)	(13)	(345)	4

Net loss	$(726)	$(338)	$(1,110)	$(299)

Basic net loss per share	$(0.13)	$(0.06)	$(0.19)	$(0.05)

Diluted net loss per share	$(0.13)	$(0.06)	$(0.19)	$(0.05)

Dividends declared per share	$0.07	$0.07	$0.14	$0.07

See accompanying notes to condensed consolidated financial statements.

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)

(UNAUDITED)

For the Three Months Ended June 30, 2023								Accumulated
	Common Stock, $0.005 par value		Additional					Other
	Common Shares	Common	Paid-In	Treasury Stock			Accumulated	Comprehensive
	Outstanding	Stock	Capital	Shares	Cost		Deficit	Loss	Total
BALANCE, March 31, 2023	6,354	$32	$34,452	668	$	(10,082)	$(12,602)	$ (1,634)	$10,166
Shares issued – vested	57	-	(1)	-		-	-	-	(1)
Tax withholding related to vested shares from employee stock plans	-	-	(54)	-		-	-	-	(54)
Stock-based compensation	-	-	143	-		-	-	-	143
Cash dividends ($0.07 per share)	-	-	-	-		-	(401)	-	(401)
Net loss	-	-	-	-		-	(726)	-	(726)
BALANCE, June 30, 2023	6,411	$32	$34,540	668	$	(10,082)	$ (13,729)	$ (1,634)	$9,127

For the Six Months Ended June 30, 2023									Accumulated
	Common Stock, $0.005 par value		Additional						Other
	Common Shares	Common	Paid-In	Treasury Stock			Accumulated		Comprehensive
	Outstanding	Stock	Capital	Shares	Cost		Deficit		Loss	Total
BALANCE, December 31, 2022	6,349	$32	$34,275	668	$	(10,082)	$	(11,820)	$ (1,634)	$10,771
Shares issued – vested	62	-	(1)	-		-		-	-	(1)
Tax withholding related to vested shares from employee stock plans	-	-	(54)	-		-		-	-	(54)
Stock-based compensation	-	-	320	-		-		-	-	320
Cash dividends ($0.07 per share)	-	-	-	-		-		(799)	-	(799)
Net loss	-	-	-	-		-		(1,110)		(1,110)
BALANCE, June 30, 2023	6,411	$32	$34,540	668	$	(10,082)	$	(13,729)	$ (1,634)	$9,127

For the Three Months Ended June 30, 2022								Accumulated
	Common Stock, $0.005 par value		Additional					Other
	Common Shares	Common	Paid-In	Treasury Stock			Accumulated	Comprehensive
	Outstanding	Stock	Capital	Shares	Cost		Deficit	Loss	Total
BALANCE, March 31, 2022	6,259	$31	$33,657	668	$	(10,082)	$(9,511)	$ (1,634)	$12,461
Exercise of stock options	1	-	4	-		-	-	-	4
Shares issued – vested	34	-	-	-		-	-	-	-
Tax withholding related to vested shares from employee stock plans	-	-	(36)	-		-	-	-	(36)
Stock-based compensation	-	-	238	-		-	-	-	238
Cash dividends ($0.07 per share)	-	-	-	-		-	(393)	-	(393)
Net loss	-	-	-	-		-	(338)	-	(338)
BALANCE, June 30, 2022	6,294	$31	$33,863	668	$	(10,082)	$ (10,242)	$ (1,634)	$11,936

For the Six Months Ended June 30, 2022								Accumulated
	Common Stock, $0.005 par value		Additional					Other
	Common Shares	Common	Paid-In	Treasury Stock			Accumulated	Comprehensive
	Outstanding	Stock	Capital	Shares	Cost		Deficit	Loss	Total
BALANCE, December 31, 2021	6,257	$31	$33,478	668	$	(10,082)	$(9,550)	$ (1,634)	$12,243
Exercise of stock options	1	-	4	-		-	-	-	4
Shares issued – vested	36	-	-	-		-	-	-	-
Tax withholding related to vested shares from employee stock plans	-	-	(36)	-		-	-	-	(36)
Stock-based compensation	-	-	417	-		-	-	-	417
Cash dividends ($0.07 per share)	-	-	-	-		-	(393)	-	(393)
Net loss	-	-	-	-		-	(299)	-	(299)
BALANCE, June 30, 2022	6,294	$31	$33,863	668	$	(10,082)	$ (10,242)	$ (1,634)	$11,936

See accompanying notes to condensed consolidated financial statements.

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Six Months Ended
	June 30,
	2023		2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$	(1,110)	$	(299)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization		943		1,239
ROU asset amortization		467		488
Deferred income taxes		(593)		467
Stock-based compensation		320		417
Changes in operating assets and liabilities:
Accounts receivable		(262)		(289)
Prepaid expenses and other current assets		(637)		(223)
Income tax receivable		330		(307)
Accounts payable		358		(396)
Operating lease liabilities		(528)		(511)
Accrued expenses		(472)		76
Net cash (used in) provided by operating activities		(1,184)		662

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements		(20)		(9)
Cost of internally developed software		(77)		(63)
Other assets		(24)		(18)
Net cash used in investing activities		(121)		(90)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of tax withholding		(55)		(32)
Payments of equipment financing		(146)		(349)
Cash dividends paid		(799)		(393)
Net cash used in financing activities		(1,000)		(774)

Net decrease in cash and cash equivalents		(2,305)		(202)
Cash and cash equivalents, beginning of period		4,750		1,992
Cash and cash equivalents, end of period		$2,445		$1,790

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest		$10		$19
Cash paid for operating leases		$583		$568
Right-of-use assets acquired through operating leases		$86		$78

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended June 30, 2023, may not be indicative of the results that may be expected for the year ending December 31, 2023, or any other period.

Unless the context requires otherwise, the terms “we”, “us”, “our”, or “the Company” refer to Psychemedics Corporation and its wholly-owned consolidated subsidiaries.

2.	Financial Information

Liquidity and Management’s Plans

At June 30, 2023, the Company’s principal sources of liquidity included approximately $2.4 million of cash and cash equivalents. Management currently believes that such funds, together with future operating profits, should be adequate to fund anticipated working capital requirements, including equipment financing obligations, and capital expenditures for at least the next 12 months. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include but are not limited to, issuance of common stock, debt financing, lines of credit, or equipment leasing, although there is no assurance that such financings will be available to the Company on terms it deems acceptable, if at all.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	Financial Information (continued)

Accounts Receivable

The Company believes its allowance for credit losses related to its accounts receivable remained adequate as of June 30, 2023, due to the essential nature of its customers, as well as the diversity of its large customer base. While the Company anticipates there could be an increase in the aging of its accounts receivable, the Company does not anticipate a significant increase in default risk.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which modifies the measurement of expected credit losses on certain financial instruments. The Company adopted ASU 2016-13 in the first quarter of 2023 utilizing the modified retrospective transition method. Based on the composition of the Company’s investment portfolio, current market conditions, and historical credit loss activity, the adoption of ASU 2016-13 has not had and is not expected to have a material impact on the condensed consolidated financial statements and disclosures.

3.	Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	June 30, 2023
Assets:
Cash equivalents
Money market funds	$500	$500	$-	$-
Total cash equivalents	$500	$500	$-	$-

As of June 30, 2023, the Company’s cash equivalents were invested in money market funds which were valued based on Level 1 inputs. As of December 31, 2022, the Company did not invest in money market funds or other types of cash equivalents. The Company did not have any financial assets or liabilities during any of the periods presented in the accompanying consolidated financial statements that required Level 2 or 3 inputs.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities and as such these are considered Level 1 in the fair value hierarchy.

4.	Stock-Based Compensation

The Company’s 2006 Incentive Plan (“the Plan”) provides for cash-based awards or the grant or issuance of stock-based awards. As of June 30, 2023, 330 thousand shares remained available for future grant under the Plan.

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). The compensation cost charged against income is included in cost of revenues and operating expenses as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Stock-based compensation related to:
Stock option grants	$14	$42	$34	$95
Stock unit awards	129	196	286	322
Total stock-based compensation	$143	$238	$320	$417

There was no income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation arrangements for the three and six months ended June 30, 2023, and 2022.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Stock-Based Compensation (continued)

A summary of the Company’s stock option activity for the six months ended June 30, 2023, is as follows (in thousands except per share amounts and years):

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Life	Intrinsic
	Shares	Per Share	(years)	Value(1)
Outstanding, December 31, 2022	508	$14.19	5.1	$25
Canceled	(66)	$14.70
Outstanding, June 30, 2023	442	$14.09	4.6	$14

Exercisable, June 30, 2023	431	$14.40	4.5	$7

(1)	Intrinsic value is calculated based on the amount by which the closing market value of the Company’s stock exceeded the exercise price of the underlying options, multiplied by the number of shares.

A summary of the Company’s stock unit award (“SUA”) activity for the six months ended June 30, 2023, is as follows (in thousands except per share amounts):

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share

Outstanding & Unvested, December 31, 2022	238	$6.10
Converted to common stock	(62)	$6.54
Cancelled	(11)	$6.54
Forfeited	(9)	$5.90
Outstanding & Unvested, June 30, 2023	156	$6.05

As of June 30, 2023, 783 thousand shares of common stock were reserved for issuance under the Plan. As of June 30, 2023, the unamortized fair value of awards relating to outstanding SUAs and options was $798 thousand, which is expected to be amortized over a weighted average period of 1.8 years.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period when the effect is dilutive. The number of dilutive common equivalent shares outstanding during the period was determined in accordance with the treasury-stock method. Common equivalent shares consisted of common stock issuable upon the exercise of outstanding options and common stock issuable upon the vesting of outstanding, unvested SUAs. Basic and diluted weighted average common shares outstanding for the three and six months ended June 30, 2023, and 2022 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Weighted average common shares outstanding, basic	5,714	5,610	5,699	5,600
Dilutive common equivalent shares	-	-	-	-
Weighted average common shares outstanding, diluted	5,714	5,610	5,699	5,600

The computation of diluted earnings per share for the three and six months ended June 30, 2023, excludes the effect of the potential exercise of stock awards, including stock options, when the effect is anti-dilutive. For the three and six months ended June 30, 2023, the number of antidilutive stock awards excluded from diluted earnings per share were 598 thousand and 608 thousand, respectively.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	Commitments and Contingencies

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

Settlements

As previously reported in the 10-K, on December 6, 2021, the Company entered into a binding Memorandum of Understanding to settle a purported class action lawsuit related to certain California wage and hour laws. The lawsuit, Enma Sagastume v. Psychemedics Corporation, Case No. 2:20-CV-06624-DSF, is pending in the United States District Court for the Central District of California (the “California Lawsuit”) and is similar to numerous lawsuits filed against employers with operations in California. The Company has accrued $1.2 million as of June 30, 2023, related to the California Lawsuit, which is included in accrued expenses on the accompanying consolidated balance sheets.

As previously reported in a Current Report on Form 8-K filed on July 21, 2023, on July 17, 2023, the Company entered into a Confidential Settlement Agreement and Release (the “Agreement”) in connection with a contract dispute regarding the Company’s alleged contractual obligations for work performed by a consultant for advice on strategic negotiations with a shipping carrier. The settlement Agreement provided that the settlement amount of $0.5 million would be paid in three equal installments as follows: on or before August 17, 2023, on or before December 31, 2023, and on or before December 31, 2024. The Company believes that the allegations lack merit and agreed to the enter into the Agreement to settle claims in order to avoid potential significant fees and a general distraction. The Company has recorded a settlement amount of $0.5 million as other expense in the accompanying consolidated statements of operations for the second quarter of 2023. The Company has accrued $0.5 million as of June 30, 2023, related to the Agreement, which is included in accrued expenses on the accompanying consolidated balance sheets.

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

As of June 30, 2023, the Company recognized a Right-Of-Use (“ROU”) asset of $2.3 million and an operating lease liability of $2.5 million based on the net present value of the minimum lease payments. The weighted average discount rate used for leases as of June 30, 2023, is 3.9%. The weighted average lease term as of June 30, 2023, is 2.9 years. The operating lease expense for the three and six months ended June 30, 2023, was $258 thousand and $520 thousand, respectively.

Maturities and balance sheet presentation of the Company’s lease liabilities for all operating leases as of June 30, 2023, is as follows (in thousands):

July 1, 2023, through December 31, 2023	$585
2024	1,106
2025	564
2026	460
Total lease payments	2,715
Less: interest	(182)
Present value of lease liabilities	$2,533

Current operating lease liabilities	$1,067
Long-term operating lease liabilities	1,466
$2,533

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	Debt

On March 20, 2014, the Company entered into an equipment financing arrangement (“Loan Agreement”) with Banc of America Leasing & Capital, which it amended on August 8, 2014, September 15, 2015, October 30, 2017, and December 2, 2019. The terms of the arrangement are detailed in the 10-K.

The weighted average interest rate on outstanding debt under the Loan Agreement was 3.8% for the three and six months ended June 30, 2023. The interest expense was $5 thousand and $10 thousand for the three months and six months ended June 30, 2023. As of June 30, 2023, the weighted average interest rate was 3.8% and there was $453 thousand of outstanding debt related under the Loan Agreement. The Company was in compliance with all loan covenants under the Loan Agreement as of June 30, 2023.

The remaining principal repayment requirements for debt obligations as of June 30, 2023, were as follows (in thousands):

July 1, 2023, through December 31, 2023	$148
2024	305
Long-term debt from equipment financing	453
Less: current portion of long-term debt from equipment financing	(299)
Long-term debt from equipment financing, net of current portion	$154

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	Revenue

         The table below disaggregates our external revenue by major source (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Testing	$4,614	$5,480	$9,552	$11,204
Shipping/Collection (hair)	897	1,001	1,795	1,751
Other	26	32	49	66
Total Revenue	$5,537	$6,513	$11,396	$13,021

10.	Significant Customers

The Company had no customers that represented over 10% of revenue during either of the six months ended June 30, 2023, or 2022. The Company had one customer that represented 26% and 16% of the total accounts receivable balance as of June 30, 2023 and 2022, respectively.

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

RESULTS OF OPERATIONS

Revenue decreased 15% for the three months ended June 30, 2023, compared to the same period in 2022, primarily due to a decrease in volumes from the Company’s base business. The Company’s revenues were impacted by lower volumes from customers experiencing the effects of the general economic conditions and a continued labor shortage related to hiring. For the six months ended June 30, 2023, revenue decreased $1.6 million or 12%, primarily due to a decrease in volumes from the Company's base business.

Gross profit decreased 9% or to $2.1 million for the three months ended June 30, 2023, compared to $2.3 million for the same period in 2022. Cost of revenues decreased by $0.8 million or 18% for the three months ended June 30, 2023, compared to the same period in 2022. Gross profit for the six months ended June 30, 2023, was $4.3 million, a decrease of $0.4 million from the comparable period in 2022. Gross profit percentage for the six month period ended June 30, 2023, was 37% compared to 36% for the comparable period in 2022. The increase in gross profit percentage was primarily due to cost reduction programs offset by lower total revenues for both the three and six months ended June 30, 2023.

General and administrative (“G&A”) expenses were flat at $1.4 million for both the three months ended June 30, 2023, and 2022.  As a percentage of revenue, G&A expenses were 26% and 22% for the three months ended June 30, 2023, and 2022, respectively. G&A expenses were $3.1 million and $2.8 million for the six months ended June 30, 2023, and 2022, respectively. The increase in G&A expenses for the six month period was primarily due to higher costs associated with legal fees, personnel costs, accounting and consulting fees, and business insurance premiums. As a percentage of revenue, G&A expenses were 27% and 21% for the six months ended June 30, 2023, and 2022, respectively.

Marketing and selling expenses decreased 8% or $0.1 million to $0.7 million for the three months ended June 30, 2023, compared to $0.8 million for the same period in 2022. Total marketing and selling expenses represented 13% and 12% of revenue for the three months ended June 30, 2023, and 2022. The decrease in marketing and selling was primarily driven by lower personnel costs. Marketing and selling expenses were $1.5 million and $1.6 million for the six months ended June 30, 2023, and 2022, respectively. As a percentage of revenue, marketing and selling expenses were 13% and 12% for the six months ended June 30, 2023, and 2022, respectively.

Research and development (“R&D”) expenses for the three months ended June 30, 2023, and 2022, were $0.3 million and $0.4 million, respectively. R&D expenses represented 5% of revenue for the three months ended June 30, 2023, and 2022. R&D expenses were $0.6 million and $0.7 million for the six months ended June 30, 2023, and 2022, respectively. R&D expenses represented 5% of revenue for the six months ended June 30, 2023, and 2022.

Other (expense) income of ($0.5 million) consisted of the charge incurred as a result of the settlement of a contract dispute (see Note 6 of the Notes to Condensed Consolidated Financial Statements).

(Benefit from) provision for income taxes consisted primarily of federal and state income taxes in the United States. We estimate income taxes in each of the jurisdictions in which we operate. During the three months ended June 30, 2023, the Company recorded a tax benefit of $196 thousand (effective tax rate of 21%) and a tax benefit of $13 thousand (effective tax rate of 4%) for the comparable period in 2022. During the six months ended June 30, 2023, the Company recorded a tax benefit of $345 thousand (effective tax rate of 24%) and a tax provision of $4 thousand (effective tax rate of 1%) for the comparable period in 2022.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2023, the Company had approximately $2.4 million of cash and cash equivalents. The Company's operating activities used net cash of $1.2 million for the six months ended June 30, 2023. Investing activities used $0.1 million of net cash while financing activities used $1.0 million of net cash for the six months ended June 30, 2023.

Cash used in operating activities of $1.2 million reflected net loss of $1.1 million adjusted for depreciation and amortization of $0.9 million, ROU asset amortization of $0.5 million and stock-based compensation of $0.3 million. This was also impacted by an increase in operating assets of $0.6 million and a decrease in operating liabilities of $0.6 million.

Cash used in investing activities of $0.1 million was primarily related to internally developed software and equipment purchases. We anticipate spending less than $0.8 million in additional capital purchases for the remainder of 2023.

Cash used in financing activities of $1.0 million included cash dividends to shareholders of $0.8 million and $0.1 million from payments on equipment financing.

Contractual obligations and other commercial commitments as of June 30, 2023, included legal settlement commitments, operating lease commitments, and outstanding debt, described in Notes 6, 7, and 8, respectively of the Notes to Condensed Consolidated Financial Statements.

While management currently believes that its existing funds and cash flow from operations should be adequate to fund the Company’s business for at least the next 12 months, adverse economic conditions could adversely affect the Company’s future operating results and cash flows. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include but are not limited to, issuance of common stock or debt financing, lines of credit, or equipment leasing, although there is no assurance that such financings will be available to the Company on terms it deems acceptable, if at all.

Item 4. Controls and Procedures

As of the end of the period covered by this report (the “evaluation date”) the Company’s management under the supervision and with the participation of the Company’s Chief Executive Officer and Assistant Controller performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act. Based upon that evaluation, the Chief Executive Officer and Assistant Controller concluded as of the evaluation date, that the Company’s disclosure controls and procedures were effective for ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that its disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

There has been no significant change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information pertaining to legal proceedings can be found in Item 1. Financial Statements and Supplementary Data – Note 6 “Commitments and Contingencies”.

Item 1A. Risk Factors

Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2022, includes a discussion of our risk factors. There have been no material changes in the risk factors described in such report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of treasury stock in the first six months of 2023.

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

Psychemedics Corporation

Date: August 14, 2023	By: /s/ Raymond C. Kubacki
Raymond C. Kubacki
Chairman and Chief Executive Officer
(principal executive officer)

Date: August 14, 2023	By: /s/ Michael S. Weisenhoff
Michael S. Weisenhoff
Assistant Controller
(principal accounting officer)