Form 10-Q
period 2023-09-30
PSYCHEMEDICS CORP
filed 2023-11-13
CIK 806517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
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

The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at November 6, 2023, was 5,801,761.

PSYCHEMEDICS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(UNAUDITED)

	September 30,	December 31,
	2023	2022

ASSETS
Current Assets:
Cash and cash equivalents	$1,370	$4,750
Accounts receivable, net of allowance for doubtful accounts of $38 at September 30, 2023, and $87 at December 31, 2022	4,596	3,739
Prepaid expenses and other current assets	1,524	1,136
Income tax receivable	382	339

Total Current Assets	7,872	9,964

Fixed assets, net of accumulated amortization and depreciation of $23,312 at September 30, 2023, and $21,964 at December 31, 2022	3,357	4,573
Other assets	809	823
Net deferred tax assets	-	691
Operating lease right-of-use assets	2,066	2,681

Total Assets	$14,104	$18,732

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$817	$448
Accrued expenses	3,208	3,939
Current portion of long-term debt	302	294
Current portion of operating lease liabilities	1,058	1,037

Total Current Liabilities	5,385	5,718

Long-term debt	77	305
Deferred tax liabilities, long-term	7	-
Long-term portion of operating lease liabilities	1,206	1,938
Total Liabilities	6,675	7,961

Commitments and Contingencies (Note 7)

Shareholders' Equity:
Preferred stock, $0.005 par value, 873 shares authorized, no shares issued or outstanding
Common stock, $0.005 par value; 50,000 shares authorized; 6,470 and 6,349 shares issued and 5,802 and 5,681 shares outstanding, respectively	32	32
Additional paid-in capital	34,941	34,275
Accumulated deficit	(15,828)	(11,820)
Less - Treasury stock, at cost, 668 shares	(10,082)	(10,082)
Accumulated other comprehensive loss	(1,634)	(1,634)

Total Shareholders' Equity	7,429	10,771

Total Liabilities and Shareholders' Equity	$14,104	$18,732

See accompanying notes to condensed consolidated financial statements.

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenues	$5,704	$6,516	$17,100	$19,537
Cost of revenues	3,613	4,184	10,745	12,492

Gross profit	2,091	2,332	6,355	7,045

Operating expenses:
General & administrative	2,200	1,588	5,291	4,360
Marketing & selling	723	791	2,258	2,409
Research & development	275	328	859	1,003

Total Operating expenses	3,198	2,707	8,408	7,772

Operating loss	(1,107)	(375)	(2,053)	(727)

Other income (expense):
Settlement	-	-	(500)	-
Other	-	(8)	(9)	49

Total other income (expense), net	-	(8)	(509)	49

Loss before provision for (benefit from) income taxes	(1,107)	(383)	(2,562)	(678)

Provision for (benefit from) income taxes	992	(286)	647	(282)

Net loss	$(2,099)	$(97)	$(3,209)	$(396)

Basic net loss per share	$(0.36)	$(0.02)	$(0.56)	$(0.07)

Diluted net loss per share	$(0.36)	$(0.02)	$(0.56)	$(0.07)

Dividends declared per share	$-	$0.07	$0.14	$0.14

See accompanying notes to condensed consolidated financial statements.

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)

(UNAUDITED)

For the Three Months Ended September 30, 2023
	Common Stock, $0.005 par value		Additional
	Common Shares	Common	Paid-In	Treasury Stock		Accumulated	Accumulated Other
	Outstanding	Stock	Capital	Shares	Cost	Deficit	Comprehensive Loss	Total
BALANCE, June 30, 2023	6,411	$32	$34,540	668	$(10,082)	$(13,729)	$(1,634)	$9,127
Shares issued – vested	59	-	-	-	-	-	-	-
Stock-based compensation	-	-	401	-	-	-	-	401
Net loss	-	-	-	-	-	(2,099)	-	(2,099)
BALANCE, September 30, 2023	6,470	$32	$34,941	668	$(10,082)	$(15,828)	$(1,634)	$7,429

For the Nine Months Ended September 30, 2023
	Common Stock, $0.005 par value		Additional
	Common Shares	Common	Paid-In	Treasury Stock		Accumulated	Accumulated Other
	Outstanding	Stock	Capital	Shares	Cost	Deficit	Comprehensive Loss	Total
BALANCE, December 31, 2022	6,349	$32	$34,275	668	$(10,082)	$(11,820)	$(1,634)	$10,771
Shares issued – vested	121	-	(1)	-	-	-	-	(1)
Tax withholding related to vested shares from employee stock plans	-	-	(54)	-	-	-	-	(54)
Stock-based compensation	-	-	721	-	-	-	-	721
Cash dividends ($0.07 per share)	-	-	-	-	-	(799)	-	(799)
Net loss	-	-	-	-	-	(3,209)	-	(3,209)
BALANCE, September 30, 2023	6,470	$32	$34,941	668	$(10,082)	$(15,828)	$(1,634)	$7,429

For the Three Months Ended September 30, 2022
	Common Stock, $0.005 par value		Additional
	Common Shares	Common	Paid-In	Treasury Stock		Accumulated	Accumulated Other
	Outstanding	Stock	Capital	Shares	Cost	Deficit	Comprehensive Loss	Total
BALANCE, June 30, 2022	6,294	$31	$33,863	668	$(10,082)	$(10,242)	$(1,634)	$11,936
Shares issued – vested	19	1	(1)	-	-	-	-	-
Stock-based compensation	-	-	277	-	-	-	-	277
Cash dividends ($0.07 per share)	-	-	-	-	-	(394)	-	(394)
Net loss	-	-	-	-	-	(97)	-	(97)
BALANCE, September 30, 2022	6,313	$32	$34,139	668	$(10,082)	$(10,733)	$(1,634)	$11,722

For the Nine Months Ended September 30, 2022
	Common Stock, $0.005 par value		Additional
	Common Shares	Common	Paid-In	Treasury Stock		Accumulated	Accumulated Other
	Outstanding	Stock	Capital	Shares	Cost	Deficit	Comprehensive Loss	Total
BALANCE, December 31, 2021	6,257	$31	$33,478	668	$(10,082)	$(9,550)	$ (1,634)	$12,243
Exercise of stock options	1	-	4	-	-	-	-	4
Shares issued – vested	55	1	(1)	-	-	-	-	-
Tax withholding related to vested shares from employee stock plans	-	-	(36)	-	-	-	-	(36)
Stock-based compensation	-	-	694	-	-	-	-	694
Cash dividends ($0.07 per share)	-	-		-	-	(787)	-	(787)
Net loss	-	-		-	-	(396)	-	(396)
BALANCE, September 30, 2022	6,313	$32	$34,139	668	$(10,082)	$(10,733)	$(1,634)	$11,722

See accompanying notes to condensed consolidated financial statements.

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2023		2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$	(3,209)	$	(396)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization		1,394		1,836
ROU asset amortization		701		718
Deferred income taxes		698		(775)
Stock-based compensation		721		694
Changes in operating assets and liabilities:
Accounts receivable		(857)		(837)
Prepaid expenses and other current assets		(388)		(11)
Income tax receivable		(43)		1,875
Accounts payable		369		(137)
Operating lease liabilities		(797)		(757)
Accrued expenses		(731)		786
Net cash used in operating activities		(2,142)		2,996

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements		(24)		(60)
Cost of internally developed software		(108)		(103)
Other assets		(32)		(25)
Net cash used in investing activities		(164)		(188)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of tax withholding		(55)		(32)
Payments of equipment debt financing		(220)		(523)
Cash dividends paid		(799)		(787)
Net cash used in financing activities		(1,074)		(1,342)

Net decrease in cash and cash equivalents		(3,380)		1,466
Cash and cash equivalents, beginning of period		4,750		1,992
Cash and cash equivalents, end of period		$1,370		$3,458

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest		$14		$36
Cash paid for operating leases		$874		$849
Right-of-use assets acquired through operating leases		$86		$78

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

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of results for these interim periods. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. The condensed consolidated balance sheet as of December 31, 2022, has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm, but does not include all the information and footnotes required for complete annual financial statements. The Company’s comprehensive (loss)/income is equal to its net (loss)/income for all periods presented.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended September 30, 2023, may not be indicative of the results that may be expected for the year ending December 31, 2023, or any other period.

Unless the context requires otherwise, the terms “we”, “us”, “our”, or “the Company” refer to Psychemedics Corporation and its wholly-owned consolidated subsidiaries.

2.    Financial Information

Liquidity and Management’s Plans

At September 30, 2023, the Company’s principal sources of liquidity included approximately $1.4 million of cash and cash equivalents. Management currently believes that such funds, together with future operating profits, should be adequate to fund anticipated working capital requirements, including equipment financing obligations, and capital expenditures for at least the next 12 months. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include but are not limited to, issuance of common stock, debt financing, lines of credit, or equipment leasing, although there is no assurance that such financings will be available to the Company on terms it deems acceptable, if at all.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.    Financial Information (continued)

Accounts Receivable

The Company believes its allowance for credit losses related to its accounts receivable remained adequate as of September 30, 2023, due to the essential nature of its customers’ respective businesses, as well as the diversity of its large customer base. While the Company anticipates there could be an increase in the aging of its accounts receivable, the Company does not anticipate a significant increase in default risk.

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

3.    Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	September 30, 2023
Assets:
Cash equivalents
Money market funds	$505	$505	$-	$-
Total cash equivalents	$505	$505	$-	$-

As of September 30, 2023, the Company’s cash equivalents were invested in money market funds which were valued based on Level 1 inputs. As of December 31, 2022, the Company did not invest in money market funds or other types of cash equivalents. The Company did not have any financial assets or liabilities during any of the periods presented in the accompanying consolidated financial statements that required Level 2 or 3 inputs.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities and as such these are considered Level 1 in the fair value hierarchy.

4.    Stock-Based Compensation

The Company’s 2006 Incentive Plan (the “Plan”) provides for cash-based awards or the grant or issuance of stock-based awards. As of September 30, 2023, 277 thousand shares remained available for future grant under the Plan.

On August 17, 2023, the Company granted Brian Hullinger, in connection with the commencement of his employment as the Company’s Chief Executive Officer and President, as an inducement grant outside of the Plan, under Nasdaq Listing Rule 5635(c)(4), options to acquire 300,000 shares of common stock. The options have a ten-year term and an exercise price of $4.64 per share, the closing price per share of Psychemedics Corporation common stock as reported by Nasdaq on August 17, 2023. The options were awarded in three tranches. Under the first tranche, option awards covering up to 100,000 shares vest over two years, with 50% of the original number of shares underlying the option vesting on the one-year anniversary of the date of grant and 50% on the two-year anniversary of the grant, subject to continued service with the Company through the applicable vesting dates. Under the second and third tranches, options to acquire 100,000 shares each were granted and each becomes exercisable in full only upon the attainment and continuation in effect for a specified period of time of a particular stock price on the Nasdaq Stock Market.

In addition, on September 21, 2023, the Company granted Shannon Shoemaker, in connection with the commencement of her employment as the Company’s Chief Revenue Officer, grants of options to acquire 120,000 shares of common stock. The options have a ten-year term and an exercise price of $3.66 per share, the closing price per share of Psychemedics Corporation common stock as reported by Nasdaq on September 21, 2023. The options were awarded in three tranches. Under the first tranche, option awards covering up to 40,000 shares vest over two years, with 50% of the original number of shares underlying the option vesting on the one-year anniversary of the date of grant and 50% on the two-year anniversary of the grant, subject to continued service with the Company through the applicable vesting dates. Under the second and third tranches, options to acquire 40,000 shares each were granted and each becomes exercisable in full only upon the attainment and continuation in effect for a specified period of time of a particular stock price on the Nasdaq Stock Market.

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). The compensation cost charged against income is included in cost of revenues and operating expenses as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Stock-based compensation related to:
Stock option grants	$39	$20	$73	$114
Stock unit awards	362	257	648	580
Total stock-based compensation	$401	$277	$721	$694

There was no income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation arrangements for the three and nine months ended September 30, 2023, and 2022.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.    Stock-Based Compensation (continued)

A summary of the Company’s stock option activity for the nine months ended September 30, 2023, is as follows (in thousands except per share amounts and years):

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Life	Intrinsic
	Shares	Per Share	(years)	Value(1)
Outstanding, December 31, 2022	508	$14.19	5.1	$25
Granted	120	$3.66
Canceled	(66)	$14.70
Forfeited	(11)	$4.07
Outstanding, September 30, 2023	551	$11.87	4.9	$11

Exercisable, September 30, 2023	431	$14.40	4.2	$6

(1)	Intrinsic value is calculated based on the amount by which the closing market value of the Company’s stock exceeded the exercise price of the underlying options, multiplied by the number of shares.

A summary of the Company’s stock unit award (“SUA”) activity for the nine months ended September 30, 2023, is as follows (in thousands except per share amounts):

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share

Outstanding & Unvested, December 31, 2022	238	$6.10
Granted	91	$4.64
Converted to common stock	(121)	$6.55
Cancelled	(11)	$6.54
Forfeited	(36)	$5.66
Outstanding & Unvested, September 30, 2023	161	$5.23

As of September 30, 2023, 1.1 million shares of common stock were reserved for issuance under the Plan and compensation arrangement outside the Plan. As of September 30, 2023, the unamortized fair value of awards relating to outstanding SUAs and options was $762 thousand, which is expected to be amortized over a weighted average period of 2.1 years.

During the third quarter of 2023, the Board of Directors approved the accelerated vesting of 44 thousand SUAs to the former Chief Executive Officer, and 6 thousand shares to an independent director, both upon retirement, during the three and nine months ended September 30, 2023, respectively. The Company determined the value of each modification to be $185 thousand and $25 thousand for the three months ended September 30, 2023, which is included in stock-based compensation in the accompanying consolidated financial statements.

During the third quarter of 2022, the Board of Directors approved the accelerated vesting of 19 thousand and 35 thousand SUAs to certain directors, upon retirement, of the Company during the three and nine months ended September 30, 2022, respectively. The Company determined the value of the modifications to be $118 thousand and $230 thousand during the three and nine months ended September 30, 2022, respectively, which is included in stock-based compensation in the accompanying consolidated financial statements.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.   Income Taxes

Our effective tax rates for the three and nine months ended September 30, 2023, differ from the statutory rate primarily due to a valuation allowance recorded against our U.S. federal and state deferred tax assets. We recorded an $692 thousand valuation allowance in the third quarter of 2023 based on an assessment of available positive and negative evidence, including being in a three-year cumulative loss position in the U.S., projections of future taxable income, and other quantitative and qualitative information. We intend to maintain a full valuation allowance on our U.S. federal and state net deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of the valuation allowance.

6.    Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period when the effect is dilutive. The number of dilutive common equivalent shares outstanding during the period was determined in accordance with the treasury-stock method. Common equivalent shares consisted of common stock issuable upon the exercise of outstanding options and common stock issuable upon the vesting of outstanding, unvested SUAs. Basic and diluted weighted average common shares outstanding for the three and nine months ended September 30, 2023, and 2022, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Weighted average common shares outstanding, basic	5,755	5,638	5,718	5,613
Dilutive common equivalent shares	-	-	-	-
Weighted average common shares outstanding, diluted	5,755	5,638	5,718	5,613

The computation of diluted loss per share for the three and nine months ended September 30, 2023, excludes the effect of the potential exercise of stock awards, including stock options, when the effect is anti-dilutive. For the three and nine months ended September 30, 2023, the number of antidilutive stock awards excluded from diluted loss per share were 524 thousand and 513 thousand, respectively.

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

Settlements

As previously reported in the 10-K, on December 6, 2021, the Company entered into a binding Memorandum of Understanding to settle a purported class action lawsuit related to certain California wage and hour laws. The lawsuit, Enma Sagastume v. Psychemedics Corporation, Case No. 2:20-CV-06624-DSF, is pending in the United States District Court for the Central District of California (the “California Lawsuit”) and is similar to numerous lawsuits filed against employers with operations in California. The Company has accrued $1.2 million as of September 30, 2023, related to the California Lawsuit, which is included in accrued expenses on the accompanying consolidated balance sheets and which was paid in full on November 2, 2023.

As previously reported in a Current Report on Form 8-K filed on July 21, 2023, on July 17, 2023, the Company entered into a Confidential Settlement Agreement and Release (the “Agreement”) in connection with a contract dispute regarding the Company’s alleged contractual obligations for work performed by a consultant for advice on strategic negotiations with a shipping carrier. The Agreement provided that the settlement amount of $0.5 million would be paid in three equal installments as follows: on or before August 17, 2023, on or before December 31, 2023, and on or before December 31, 2024. The Company paid one installment before August 17, 2023. The Company believes that the allegations lack merit and agreed to the enter into the Agreement to settle claims in order to avoid potential significant fees and a general distraction. The Company has accrued $0.3 million as of September 30, 2023, related to the Agreement, which is included in accrued expenses on the accompanying consolidated balance sheets.

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

As of September 30, 2023, the Company recognized a Right-Of-Use (“ROU”) asset of $2.1 million and an operating lease liability of $2.3 million based on the net present value of the minimum lease payments. The weighted average discount rate used for leases as of September 30, 2023, is 3.9%. The weighted average lease term as of September 30, 2023, is 2.9 years. The operating lease expense for the three and nine months ended September 30, 2023, was $258 thousand and $779 thousand, respectively.

Maturities and balance sheet presentation of the Company’s lease liabilities for all operating leases as of September 30, 2023, is as follows (in thousands):

October 1, 2023, through December 31, 2023	$293
2024	1,106
2025	564
2026	460
Total lease payments	2,423
Less: interest	(159)
Present value of lease liabilities	$2,264

Current operating lease liabilities	$1,058
Long-term operating lease liabilities	1,206
$2,264

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.    Debt

On March 20, 2014, the Company entered into an equipment financing arrangement (“Loan Agreement”) with Banc of America Leasing & Capital, which it amended on August 8, 2014, September 15, 2015, October 30, 2017, and December 2, 2019. The terms of the arrangement are detailed in the 10-K.

The weighted average interest rate on outstanding debt under the Loan Agreement was 3.8% for the three and nine months ended September 30, 2023. The interest expense was $4 thousand and $14 thousand for the three months and nine months ended September 30, 2023. As of September 30, 2023, the weighted average interest rate was 3.8% and there was $379 thousand of outstanding debt related under the Loan Agreement. The Company was in compliance with all loan covenants under the Loan Agreement as of September 30, 2023.

The remaining principal repayment requirements for debt obligations as of September 30, 2023, were as follows (in thousands):

October 1, 2023, through December 31, 2023	$74
2024	305
Long-term debt from equipment financing	379
Less: current portion of long-term debt from equipment financing	(302)
Long-term debt from equipment financing, net of current portion	$77

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.    Revenue

           The table below disaggregates our external revenue by major source (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Testing	$4,864	$5,554	$14,416	$16,759
Shipping/Collection (hair)	819	937	2,614	2,687
Other	21	25	70	91
Total Revenue	$5,704	$6,516	$17,100	$19,537

11.    Significant Customers

The Company had one customer that represented 14% of revenue for the nine months ended September 30, 2023. The Company had no customers that represented over 10% of revenue for the nine months ended September 30, 2022. The Company had one customer that represented 27% and 14% of the total accounts receivable balance as of September 30, 2023, and 2022, respectively.

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

RESULTS OF OPERATIONS

Revenue decreased 12% for the three months ended September 30, 2023, compared to the same period in 2022, primarily due to a decrease in volumes from the Company’s base business. The Company’s revenues were impacted by lower volumes from customers experiencing the effects of the general economic conditions, continued labor shortage related to hiring and changing customer priorities. For the nine months ended September 30, 2023, revenue decreased $2.4 million or 12%, primarily due to a decrease in volumes from the Company's base business.

Gross profit decreased 9% or to $2.1 million for the three months ended September 30, 2023, compared to $2.3 million for the same period in 2022. Cost of revenues decreased by $0.6 million or 14% for the three months ended September 30, 2023, compared to the same period in 2022. Gross profit for the nine months ended September 30, 2023, was $6.4 million, a decrease of $0.7 million from the comparable period in 2022. Gross profit percentage for the nine month period ended September 30, 2023, was 37% compared to 36% for the comparable period in 2022. The increase in gross profit percentage was primarily due to cost reduction programs offset by lower total revenues for both the three and nine months ended September 30, 2023.

General and administrative (“G&A”) expenses increased 38% or $0.6 million to $2.2 million for the three months ended September 30, 2023, compared to $1.6 million for the same period in 2022. As a percentage of revenue, G&A expenses were 39% and 24% for the three months ended September 30, 2023, and 2022, respectively. G&A expenses were $5.3 million and $4.4 million for the nine months ended September 30, 2023, and 2022, respectively. The increase in G&A expenses for both the three and nine months ended September 30, 2023, was primarily due to higher costs associated with legal fees, CEO succession plan execution, accounting and consulting fees, and business insurance premiums. As a percentage of revenue, G&A expenses were 31% and 22% for the nine months ended September 30, 2023, and 2022, respectively.

Marketing and selling expenses decreased 13% or $0.1 million to $0.7 million for the three months ended September 30, 2023, compared to $0.8 million for the same period in 2022. Total marketing and selling expenses represented 13% and 12% of revenue for the three months ended September 30, 2023, and 2022. The decrease in marketing and selling was primarily driven by lower personnel costs. Marketing and selling expenses were $2.3 million and $2.4 million for the nine months ended September 30, 2023, and 2022, respectively. As a percentage of revenue, marketing and selling expenses were 13% and 12% for the nine months ended September 30, 2023, and 2022, respectively.

Research and development (“R&D”) expenses were flat at $0.3 million for both the three months ended September 30, 2023, and 2022. R&D expenses represented 5% of revenue for the three months ended September 30, 2023, and 2022. R&D expenses were $0.9 million and $1.0 million for the nine months ended September 30, 2023, and 2022, respectively. R&D expenses represented 5% of revenue for the nine months ended September 30, 2023, and 2022.

Provision for (benefit from) income taxes consisted primarily of federal and state income taxes in the United States. We estimate income taxes in each of the jurisdictions in which we operate. During the three months ended September 30, 2023, the Company recorded a tax provision of $1.0 million (effective tax rate of 90%) and a tax benefit of 286 thousand (effective tax rate of 75%) for the comparable period in 2022. During the nine months ended September 30, 2023, the Company recorded a tax provision of $647 thousand (effective tax rate of 25%) and a tax benefit of $282 thousand (effective tax rate of 42%) for the comparable period in 2022.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2023, the Company had approximately $1.4 million of cash and cash equivalents. The Company's operating activities used net cash of $2.1 million for the nine months ended September 30, 2023. Investing activities used $0.2 million of net cash while financing activities used $1.1 million of net cash for the nine months ended September 30, 2023.

Cash used in operating activities of $2.1 million reflected net loss of $3.2 million adjusted for depreciation and amortization of $1.4 million, ROU asset amortization of $0.6 million and stock-based compensation of $0.7 million. This was also impacted by an increase in operating assets of $1.3 million and a decrease in operating liabilities of $1.1 million.

Cash used in investing activities of $0.2 million was primarily related to internally developed software and equipment purchases. We anticipate spending less than $0.3 million in additional capital purchases for the remainder of 2023.

Cash used in financing activities of $1.1 million included cash dividends to shareholders of $0.8 million and $0.2 million from payments on equipment debt financing.

Contractual obligations and other commercial commitments as of September 30, 2023, included legal settlement commitments, operating lease commitments, and outstanding debt, described in Notes 7, 8, and 9, respectively of the Notes to Condensed Consolidated Financial Statements.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report (the “evaluation date”) the Company’s management under the supervision and with the participation of the Company’s Chief Executive Officer (in his capacity as both the Company’s principal executive officer and its principal financial officer) performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act. Based upon that evaluation, the Chief Executive Officer concluded as of the evaluation date, that the Company’s disclosure controls and procedures were effective for ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that its disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

There were no purchases of treasury stock in the first nine months of 2023.

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

Psychemedics Corporation

Date: November 13, 2023	By: /s/ Brian Hullinger
Brian Hullinger
Chief Executive Officer and President