Form 10-K
period 2023-12-31
PSYCHEMEDICS CORP
filed 2024-03-28
CIK 806517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-13738

PSYCHEMEDICS CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	58-1701987
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5220 Spring Valley Road Dallas, Texas	75254
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number Including Area Code: (800) 527-7424

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of each exchange on which registered
Common stock. $0.005 par value	PMD	The Nasdaq Stock Market, LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). Yes ☐ No ☒

As of June 30, 2023, there were 5,742,761 shares of Common Stock of the Registrant outstanding. The aggregate market value of the Common Stock of the Registrant held by non-affiliates (assuming for these purposes, but not conceding, that all executive officers, directors and 5% shareholders are “affiliates” of the Registrant) as of June 30, 2023, was $22.1 million, computed based upon the closing price of $4.56 per share on June 30, 2023

As of March 25, 2024, there were 5,805,611 shares of Common Stock of the Registrant outstanding.

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

The forward-looking statements included in this Form 10-K and referred to elsewhere are related to future events or our strategies or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “future,” “potential,” “estimate,” “encourage,” “opportunity,” “growth,” “leader,” “could”, “expect,” “intend,” “plan,” “expand,” “focus,” “through,” “strategy,” “provide,” “offer,” “allow,” “commitment,” “implement,” “result,” “increase,” “establish,” “perform,” “make,” “continue,” “can,” “ongoing,” “include” or the negative of such terms or comparable terminology. All forward-looking statements included in this Form 10-K are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements.

Factors that may cause such differences include but are not limited to: (1) intense competition in the drug testing industry, particularly among companies that test utilizing hair samples; (2) risks associated with the development of markets for new products and services offered; (3) pricing policies; (4) risks associated with capacity expansion; (5) risks associated with U.S. government regulations, including, but not limited to, Food and Drug Administration (the “FDA”) regulations, (6) risks associated with denial, suspension, or revocation of certifications or other licenses for any of our clinical laboratories; (7) our ability to maintain our reputation and brand image; (8) our ability to achieve our business plans, productivity improvements, cost controls, leveraging of our global operating platform, and acceleration of the rate of innovation; (9) information technology system failures and data security breaches; (10) the uncertain global economy; (11) our ability to attract, develop and retain executives and other qualified employees and independent contractors, including distributors; (12) our ability to obtain and protect the intellectual property used by us; (13) litigation risks; and (14) changes in economic conditions which affect demand for our products and services.

Additional important factors that could cause actual results to differ materially from expectations reflected in our forward-looking statements include those described in Item 1A, “Risk Factors.”

Except as otherwise indicated herein or as the context otherwise requires, references in this Annual Report to “Psychemedics,” the "Company," "we," "us," "our" and similar references refer to Psychemedics Corporation and, where appropriate, our consolidated subsidiaries.

i

ii

PART I

Available Information

Psychemedics Corporation (together with its wholly-owned subsidiaries, the “Company” or “Psychemedics”) maintains its principal executive office at 5220 Spring Valley Road, Dallas, TX 75254. Our telephone number is (800) 527-7424and internet address is www.psychemedics.com. Our stock is traded on the NASDAQ Stock Market under the symbol “PMD”. We make available, free of charge, on the Investor Information section of our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K from time to time, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (the “SEC”). Copies are also available, without charge, from Psychemedics Corporation, Attn: Investor Relations, 5220 Spring Valley Road Suite 230, Dallas, TX 75254. Alternatively, reports filed with the SEC may be viewed or obtained at the SEC Public Reference Room in Washington, D.C., or from the SEC on our website at www.sec.gov. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

Item 1. Business

General

Psychemedics Corporation is a Delaware corporation organized on September 24, 1986. Our consolidated financial statements include the accounts and results of operations of Psychemedics Corporation and its wholly-owned subsidiary, Psychemedics International, LLC and their jointly-owned subsidiary, Psychemedics Laboratórios Ltd. All significant inter-company balances and transactions have been eliminated in consolidation. All of our physical assets are located within the United States. We provide testing services for the detection of drugs of abuse and other health markers through the analysis of hair samples. Our testing methods utilize a patented technology that digests the hair and releases drugs and substances trapped in the hair without destroying the drugs. This is fundamental to the entire process because the patented method gets virtually 100% of the drug out of the hair. Extracting the drug is an essential prerequisite to measuring it. We then perform a proprietary custom-designed patented enzyme immunoassay (“EIA”) on the liquid supernatant, with confirmation testing by mass spectrometry.

Our primary application of our patented technology is as a testing service that analyzes hair samples for the presence of certain drugs of abuse. Our customized proprietary EIA procedures to drug test hair samples differ from the more commonly used immunoassay procedures employed by other hair testing companies. Our testing results provide quantitative information that can indicate the approximate amount of drug ingested as well as historical data, which can show a pattern of individual drug use over a longer period of time, thereby providing superior detection compared to other types of drug testing. This information is useful to employers for both applicant and employee testing, as well as treatment professionals, law enforcement agencies, school administrators, and parents concerned about their children’s drug use. We provide screening and confirmation by mass spectrometry using industry-accepted practices for cocaine, marijuana, PCP, amphetamines (including ecstasy, eve and Adderall®), opioids (including 6-acetylmorphine (heroin metabolite), morphine, hydrocodone, hydromorphone, oxycodone, oxymorphone and codeine), synthetic cannabinoids (aka K2, Spice, Blaze), benzodiazepines (Xanax®, Valium®, and Ativan®), nicotine, fentanyl and fentanyl analogs , and alcohol.

Hair drug testing services are currently performed at our Culver City, California facilities located at 5832 Uplander Way and 5750 Hannum Avenue.

Background on Drug Testing with Hair

When certain chemical substances enter the bloodstream, the blood carries these substances to the hair where they become “entrapped” in the protein matrix in amounts approximately proportional to the amount ingested. We utilize a patented drug extraction method followed by a unique patented EIA procedure to identify drugs in the hair. The patented drug extraction method effectively releases drugs from the hair without destroying the drugs, getting virtually 100% of the drug out of the hair. The patented method can be used with a broad range of immunoassay screen techniques.

The immunoassays we use have been patented under the name “Solid Phase Multi-Analyte Assay.” The immunoassays produced by our research and development team were uniquely designed specifically to meet and even exceed the standards of radioimmunoassay (“RIAH”), the original testing method created and utilized by us prior to 2013. Because Psychemedics is the only hair testing laboratory that manufactures our own screening assays, we have full control over all aspects of our technology, and that advantage facilitated our creation of our EIA assays with equivalence to our own previously FDA-cleared radioimmunoassays.

The EIA screened positive results are then confirmed by mass spectrometry. Depending upon the length of hair, we are able to provide historical information on drug use by the person from whom the sample was obtained. Because head hair grows approximately 1.3 centimeters per month, a 3.9-centimeter head hair sample can reflect drug ingestion over the approximate three months prior to the collection of the sample. Another option is sectional analysis of the head hair sample, in which the hair is sectioned into lengths which approximately correspond to certain time periods, thereby providing information on patterns of drug use.

Validation of Our Proprietary Testing Methods

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

Some of our customers have also completed their own testing to validate our hair test results compared to other companies’ urine test results. These studies consistently confirmed our superior detection rate compared to urinalysis testing. When results from our hair testing methods were compared to urine results in side-by-side evaluations, 5 to 10 times as many drug abusers were accurately identified by our proprietary methods.

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

We have received 510k clearance from the FDA on nine EIA assays used to test head and body hair for drugs of abuse.

Our decontamination wash protocol and the effects in eliminating surface contamination were analyzed in a study conducted by scientists at the Laboratory of the Federal Bureau of Investigation (the “FBI”) and published in August 2014 in the Journal of Analytical Toxicology. The FBI concluded that the use of an extended wash protocol of the type used by we will exclude false positive results from environmental contact with cocaine. In the study, the FBI cited Psychemedics’ studies published in 1993, 2002, 2004, and 2005, and named our former Vice President of Laboratory Operations, and our laboratory, in our acknowledgments. The FBI study also supported the use of metabolites known as hydroxycocaines as evidence of ingestion. These metabolites were first identified in hair by Psychemedics.

Advantages of Using Our Patented Method

We assert that hair testing using our patented method confers substantive advantages over detection through urinalysis. Although urinalysis testing can provide accurate drug use information, the scope of the information is short-term and is generally limited to the type of drug ingested within a few days of the test. Studies published in many scientific publications have indicated that most drugs disappear from urine within a few days.

In contrast to urinalysis testing, hair testing using our patented method can provide long-term historical drug use information resulting in a significantly wider window of detection. This window may be several months or longer depending on the length of the hair sample. Our standard test offering, however, uses a 3.9-centimeter length head hair sample cut close to the scalp, which measures use for approximately three months prior to collection of the sample.

This wider window enhances the detection efficiency of hair analysis, making it particularly useful in pre-employment and random testing. Hair testing not only identifies more drug users, but it may also uncover patterns and severity of drug use (information most helpful in determining the scope of an individual’s involvement with drugs), while serving as a deterrent against drug use. Hair testing employing our patented method greatly reduces the incidence of “false negatives” associated with evasive measures typically encountered with urinalysis testing. For example, urinalysis test results are adversely impacted by excessive fluid intake prior to testing and by adulteration or substitution of the urine sample. Moreover, a drug user who abstains from use for a few days prior to urinalysis testing can usually escape detection. Hair testing is effectively free of these problems, as it cannot be thwarted by evasive measures typically encountered with urinalysis testing. Hair testing is also attractive to customers since sample collection is typically performed under close supervision yet is less intrusive and less embarrassing for test subjects.

Hair testing using our patented method, along with mass spectrometry confirmation, further reduces the prospects of error in conducting drug detection tests. Urinalysis testing is more susceptible to problems such as “evidentiary false positives” resulting from passive drug exposure or poppy seeds. To combat this problem, in federally mandated testing, the opiate cutoff levels for urine testing were raised 667% (from 300 to 2,000 ng/ml) on December 1, 1998, and testing for the presence of a heroin metabolite, 6-MAM, was required. These requirements, however, effectively reduced the detection time frame for confirmed heroin use, such that 6-MAM in urine can typically only be detected for several hours post drug use. In contrast, the metabolite 6-MAM is stable in hair and can be detected for months.

In the event a positive urinalysis test result is challenged, a test on a newly collected urine sample is not a viable remedy. Unless the forewarned individual continues to use drugs prior to the date of the newly collected sample, a re-test may yield a negative result when using urinalysis testing because of temporary abstinence. In contrast, when our hair testing method is offered on a repeat hair sample, the individual suspected of drug use cannot as easily affect the results because historical drug use data remains locked in the hair fiber.

When compared to other hair testing methods, not only are our assays cleared by the FDA for head and body hair, the assays also employ a unique patented method of digesting hair that we believe allows for the most efficient release of drugs from the hair without destroying the drugs. Our method of releasing drugs from hair is a key advantage and results in superior detection rates.

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

Our prices for our tests are generally slightly higher than prices for tests using urinalysis, but we believe our superior detection rates provide more value to the customer. This higher pricing policy could, however, adversely affect growth of our revenues.

Hair Alcohol Testing

In 2013, we launched a test for alcohol using hair. This test measures average alcohol consumption over a period of approximately three months, indicates the approximate level of alcohol use during that time period, and can provide a behavioral indication of excessive use. The test measures the amount of ethyl glucuronide (EtG) in the hair – a trace metabolite of ethanol and a direct alcohol biomarker.

Intellectual Property

Certain aspects of the hair analysis method we currently use are covered by US and foreign patents we own. We have been granted a total of twelve US patents, including a patent issued to us in 2011 that focuses on digesting hair and releasing drugs trapped in the hair without destroying the drugs. This patent can be used with a broad range of immunoassay screen techniques, mass spectrometry methods, and chromatographic procedures. In 2012, we received an additional US patent that extended the range of the hair digest patent received in 2011. Two US patents related to integrity testing of hair samples were issued in 2015 and 2016. In 2019, US Patent was issued covering our Solid Phase Multi-Analyte Assay used in all our FDA cleared EIA submissions, and additional patent applications are currently pending in the U.S. and internationally.

We also rely on trade secrets to protect certain aspects of our proprietary technology. Our ability to protect the confidentiality of our trade secrets is dependent upon our internal safeguards and upon the laws protecting trade secrets and unfair competition.

In the event that patent protection or protection under the laws of trade secrets is not sufficient and our competitors succeed in duplicating our products, our business could be materially adversely affected.

Target Markets

Workplace

We focus our primary marketing efforts on the domestic private sector, with particular emphasis on job applicants and employee testing.

Drug testing is a widespread practice among businesses to screen job applicants and employees. A survey conducted by the Society for Human Resource Management (SHRM) found that 79% of HR professionals consider drug testing to be an effective way to identify substance abuse.

The prevalence of drug screening programs highlights the concern about the impact of drug use on employee health and company costs. According to a report by the Substance Abuse and Mental Health Services Administration (SAMHSA), substance abuse in the workplace can lead to various problems, including absenteeism, reduced productivity, accidents, and injuries.

The financial implications of substance abuse for American businesses are significant. A study published by the National Safety Council estimated that substance abuse costs businesses in the United States more than $80 billion annually in lost productivity and healthcare expenses.

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

We present our patented hair analysis method to potential clients as a better technology well suited to employer needs. Field studies and actual client results support the accuracy and superior effectiveness of our patented technology and our ability to detect varying levels of drug use.

We perform a confirmation test of all screened positive results through mass spectrometry. The use of mass spectrometry is an industry accepted practice used to confirm a positive test result from the screening process. We offer our clients an expanded drug screen with mass spectrometry confirmation of cocaine, PCP, marijuana, amphetamines, alcohol, opiates, synthetic cannabinoids and benzodiazepines.

Schools

We presently serve hundreds of schools throughout the United States and in several foreign countries. We offer our school clients the same five-drug screen with mass spectrometry confirmation that is used with our workplace testing service.

Parents

We also offer a personal drug testing service, known as “PDT-90”®, for parents concerned about drug use by their children. It allows parents to collect a small sample of hair from their child in the privacy of the home, send it directly to our laboratory and have it tested for drugs of abuse by us. The PDT-90 testing service uses the same patented method that is used with our workplace testing services.

Geographic Scope

Revenues outside the United States were 4% and 3%, of consolidated revenues for years ended, 2023 and 2022, respectively.

Distribution

We market our corporate drug testing services through our own sales force, partners, and distributors. We market our home drug testing service, PDT-90®, direct-to-consumer through the Internet.

Significant Customers and Concentration of Credit Risk

We had no customers that represented 10% or more of total revenue for the years ended December 31, 2023 and 2022, respectively. We had two customers that represented 13% and 11% as of December 31, 2023, and one customer that represented 11% of the total accounts receivable balance as of December 31, 2022, respectively.

We maintain our cash in a bank account at one of the largest financial institutions in the U.S. The individual balance, at times, may exceed federally insured limits. These deposits may be redeemed upon demand, and we believe that the financial institution that holds our cash is financially sound and, accordingly, minimal credit risk exists with respect to cash.

Competition

We compete directly with numerous commercial laboratories that test for drugs primarily through urinalysis testing. Most of these laboratories, such as Quest Diagnostics, have substantially greater financial resources, market identity, drug testing market share, marketing organizations, facilities, and more personnel than we do. Nevertheless, we have developed a strong base of corporate customers and believe that future success with new business customers is dependent on our ability to communicate the advantages of implementing a drug program utilizing our patented hair analysis method.

Our ability to compete is also a function of pricing. Our prices for our tests are generally slightly higher than prices for tests using urinalysis. However, we believe that our superior detection rates, coupled with the customer’s ability to test less frequently due to hair testing’s wider window of detection (three months versus approximately three days with urinalysis), provide more value to the customer. This pricing policy could, however, lead to slower volume growth for us.

We also compete with other hair testing laboratories. We distinguish ourselves from hair testing competitors by emphasizing the superior results we obtain through use of our unique patented extraction method in combination with our FDA cleared immunoassay screen.

Government Regulation

We are licensed as a clinical laboratory by the State of California as well as certain other states. All tests are performed according to the laboratory standards established by the Department of Health and Human Services, through the Clinical Laboratories Improvement Amendments, and various state licensing statutes.

A substantial number of states regulate drug testing. The scope and nature of such regulations varies greatly from state to state and is subject to change from time to time. We address state law issues on an ongoing basis.

The Federal Food, Drug and Cosmetic Act, as amended, requires companies engaged in the business of testing for drugs of abuse using a test (screening assay) not previously recognized by the FDA to submit their assay to the FDA for recognition prior to marketing. In addition, the laboratory performing the tests is required to be certified by a recognized agency. In 2002, we received 510k clearance to market all five of our assays utilizing RIAH technology.

In 2008, we received the first College of American Pathologists certification specifically including hair testing.

In 2011, we received ISO/IEC 17025 International Accreditation for a broad spectrum of laboratory testing including drugs of abuse and forensics in hair and urine specimens. ISO/IEC 17025 accreditation provides formal recognition to laboratories that demonstrate technical competency and maintains this recognition through periodic evaluations to ensure continued compliance.

In 2012, we received 510k clearance from the FDA to market five of our assays utilizing our custom developed EIA technology.

In 2013, we received 510k clearance from the FDA to market two additional assays utilizing our custom developed EIA technology.

In 2016, we received accreditation from the Standards Council of Canada as an accredited testing laboratory.

In 2017, we received 510k clearance from the FDA to market one additional assay utilizing our custom developed EIA technology.

In 2019, we received 510k clearance from the FDA to market one additional assay utilizing our custom developed EIA technology.

In 2020, we received 510k clearance from the FDA to market one additional assay utilizing our custom developed EIA technology.

In 2021, we received 510k clearance from the FDA to market four additional assays utilizing our custom developed HEIA technology.

In 2022, we received 510k clearance from the FDA to market one additional assay utilizing our custom developed HEIA technology.

In 2023, we completed the addition of fentanyl analogs to our confirmation process and the addition of Delta-8 cTHC to our confirmation process.

Research and Development

We are continuously engaged in research and development activities. During the years ended December 31, 2023 and 2022, we expended $1.1 million and $1.3 million, respectively, for research and development. We continue to perform research activities to develop new products and services and to improve existing products and services utilizing our proprietary technology. We also continue to evaluate methodologies to enhance our drug screening capabilities. Additional research using our proprietary technology is being conducted by outside research organizations through government-funded studies.

Employees

As of December 31, 2023, we employed 116 employees, three of whom were in R&D. None of our employees is subject to a collective bargaining agreement and we believe that overall relations with employees are good.

Item 1A. Risk Factors

In addition to other information contained in this Form 10-K, the following risk factors should be carefully considered in evaluating Psychemedics Corporation and our business because such factors could have a significant impact on our business, operating results, and financial condition. Additional risks not presently known to us, or that we presently deem immaterial, may also negatively impact us. These risk factors could cause actual results to differ materially from those projected in any forward-looking statements.

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

Increased competition, including price competition, could have a material impact on our net revenues and profitability.

Our business is intensely competitive, both in terms of price and service. Pricing of drug testing services is a significant factor often considered by customers in selecting a drug testing laboratory. Larger clinical laboratory providers can increase cost efficiencies afforded by large-scale automated testing. This results in greater price competition. We may be unable to increase cost efficiencies sufficiently, if at all, and as a result, our net earnings and operating cash flows could be negatively impacted by such price competition. We may also face increased competition from companies that do not comply with existing laws or regulations or otherwise disregard compliance standards in the industry. Additional competition, including price competition, could have a material adverse impact on our net revenues and profitability.

Inflationary pressures on the costs of direct materials, supplies, and personnel expenses could have a material impact on our gross profit and profitability.

Inflationary pressures have resulted in increases in the costs of shipping charges, supplies, and other services that we purchase from vendors, suppliers, and others. Inflationary pressures, along with the competition for labor, have also resulted in an increase in our labor costs, which include the costs of compensation, benefits, and other employee-related expenses. Continuation of the current inflationary environment may adversely impact us.

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

Our results of operations have been and may continue to be subject to variation in our customers’ hiring practices and job creation, which in turn is dependent, to a large extent, on the general condition of the economy, especially within our major market segments. Results for a particular quarter may vary due to several factors, including but not limited to:

•	economic conditions in our markets in general;

•	economic and labor scarcity conditions affecting our customers and their particular industries;

•	the introduction of new products and product enhancements by us or our competitors; and

•	pricing and other competitive conditions.

A failure to obtain and retain new customers, or a loss of existing customers, or a reduction in tests ordered, could impact our ability to successfully grow our business.

Our revenues in fiscal 2023 decreased compared to our revenues in fiscal year 2022. It is uncertain whether we can identify, win, and retain new customers sufficient to resume revenue growth. A reduction in tests ordered, without offsetting growth in our customer base, could impact our ability to successfully grow our business and could have a material adverse impact on our net revenues and profitability. We compete primarily based on the quality of testing, timeliness of results, reputation in the industry, the pricing of services and ability to employ qualified personnel. Our failure to successfully compete on any of these factors could result in the loss of customers and a reduction in our ability to expand our customer base.

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

A computer or IT system failure could affect our ability to perform tests, report test results or properly bill customers for services performed. Failures could occur as a result of the standardization of our IT systems and other system conversions, telecommunications failures, malicious human acts (such as electronic break-ins or computer viruses) or natural disasters. Sustained system failures or interruption of our systems in one or more of its operations could disrupt our ability to process and provide test results in a timely manner and/or bill the appropriate party. Failure of our information systems could adversely affect our business, profitability and financial condition.

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

We maintain confidential information regarding the results of drug tests and other information including credit card and payment information from our customers. The failure to protect this information could result in lawsuits, fines or penalties. Any loss of data or breach of confidentiality, such as a computer security breach, could expose us to financial liability.

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

We have been, and could be further subject to, governmental investigations or actions by other third parties.

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

Our people are a critical resource. The loss of any of our key personnel could harm our business. We may not be able to attract and retain the personnel necessary for the development of our business.

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

In order to remain competitive, we need to continually improve our products, develop new technologies to replace older technologies that have either become obsolete or for which patent protection has expired. It is uncertain whether we will continually be able to develop services that are more efficient, effective or that are suitable for our customers. Our ability to create viable products or services depends on many factors, including the implementation of appropriate technologies, the development of effective new research tools, the complexity of the chemistry and biology, the lack of predictability in the scientific process and the performance and decision-making capabilities of our scientists. There is no guarantee that our research and development teams will be successful in developing improvements to our technology.

Improved testing technologies, or our customers using new technologies to perform their own tests, could adversely affect our business.

Advances in technology may lead to the development of more cost-effective technologies that can be operated by third parties or customers themselves in their own offices, without requiring the services of a freestanding laboratory. Development of such technology and its use by our customers could reduce the demand for our testing services and negatively impact our revenues.

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

Our future success also depends on the personal efforts and abilities of the principal members of our senior management to provide strategic direction, to manage our operations and maintain a cohesive and stable environment.

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

The forensic laboratory testing industry is subject to significant regulation and many of these statutes and regulations are subject to change. We cannot assure that applicable statutes and regulations will not be interpreted or applied by a regulatory authority in a manner that would adversely affect our business. Potential sanctions for violation of these regulations could include the suspension or loss of various licenses, certificates and authorizations, which could have a material adverse effect on our business. In addition, potential delays in renewals of licenses could also harm us.

If our use of chemical and hazardous materials violates applicable laws or regulations or causes personal injury, we may be liable for damages.

Our drug testing activities, including the analysis and synthesis of chemicals, involve the controlled use of chemicals, including flammable, combustible, and toxic materials that are potentially hazardous. Our use, storage, handling, and disposal of these materials are subject to federal, state and local laws and regulations, including the Resource Conservation and Recovery Act, the Occupational Safety and Health Act and local fire codes, and regulations promulgated by the Department of Transportation, the Drug Enforcement Agency, the Department of Energy, and the California Department of Public Health and Environment. We may incur significant costs to comply with these laws and regulations in the future. In addition, we cannot completely eliminate the risk of accidental contamination or injury from these materials, which could result in material unanticipated expenses, such as substantial fines or penalties, remediation costs or damages, or the loss of a permit or other authorization to operate or engage in our business. Those expenses could exceed our net worth and limit our ability to raise additional capital.

Our operations could be interrupted by damage to our laboratory facilities.

Our operations are dependent upon the continued use of our laboratories and equipment in Culver City, California. Catastrophic events, including earthquakes, fires, or explosions, could damage our laboratories, equipment, scientific data, work in progress or inventories of chemicals and may materially interrupt our business. We employ safety precautions in our laboratory activities in order to reduce the likelihood of the occurrence of certain catastrophic events; however, we cannot eliminate the chance that such events will occur. Rebuilding our facilities could be time-consuming and result in substantial delays in fulfilling our agreements with our customers. We maintain business interruption insurance to cover continuing expenses and lost revenue caused by such occurrences. However, this insurance does not compensate us for the loss of opportunity and potential harm to customer relations that our inability to meet our customers’ needs in a timely manner could create.

Agreements we have with our employees, consultants and customers may not provide adequate protection for our trade secrets, confidential information and other proprietary information.

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

Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. Our results are impacted by the extent to which we can gain new customers, competitive pricing, and on the hiring practices of our existing customers, including seasonality. Demand for drug testing can be impacted by changes in government requirements regarding testing for drugs of abuse, delays in implementation of such requirements, as well as general economic conditions. Entering into new customer contracts can involve a long lead time. Accordingly, negotiation can be lengthy and is subject to a number of significant risks, including customers’ budgetary constraints and internal reviews. Due to these and other market factors, our operating results could fluctuate significantly from quarter to quarter. In addition, we may experience significant fluctuations in quarterly operating results due to factors such as general and industry-specific economic conditions that may affect the budgets and the hiring practices of our customers.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Our business depends on the availability, reliability, and security of our information systems, networks, data, and intellectual property. Any disruption, compromise, or breach of our systems or data due to a cybersecurity attack or incident, such as a data breach, ransomware, malware, phishing, or other form of cybercrime, could adversely affect our operations, customer service, product development, and competitive position. Such incidents may also result in a breach of our contractual obligations or legal duties to protect the privacy and confidentiality of our stakeholders. They could expose us to business interruption, lost revenue, ransom payments, remediation costs, liabilities to affected parties, cybersecurity protection costs, lost assets, litigation, regulatory scrutiny and actions, reputational harm, customer dissatisfaction, harm to our vendor relationships, or loss of market share.

At Psychemedics, the Vice President of Information Technology also serves in a dual capacity as the Chief Information Security Officer (VPIT & CISO) overseeing our information security program. The VPIT & CISO’s team is tasked with the development and implementation of cybersecurity strategy, policy, standards, architecture, and processes. Our cybersecurity program is aligned with industry standards and best practices, such as the CIS Critical Security Controls (“CIS 18”) Implementation Group 1 (“IG1”) guidelines. We maintain an incident response and recovery plan, including measures for responding to and recovering from cybersecurity incidents. To minimize the threat surface, we strategically limit the use of third-party service providers with access to personal, confidential, or proprietary information. Also, we evaluate these providers and take steps to help mitigate risks associated with their use and minimize the potential for supply chain attacks. Employing a risk-based approach, we are committed to continuously reassessing our cybersecurity posture and improving our defenses in response to evolving and emerging threats. While we have not experienced any known material incident in the past year, we acknowledge that we have limited resources dedicated to identifying and mitigating cybersecurity risks and that an information security plan is not infallible.

At least twice each calendar year, the VPIT & CISO will report on the health and status of our information security program to our Board of Directors, or a committee thereof, as well as to our Chief Executive Officer and other members of our senior management as appropriate. These reports typically include a high-level overview of current and emerging cybersecurity risks; an assessment of the organization’s overall security posture; incident reports; an update on our compliance with relevant cybersecurity laws, regulations, and standards; an overview of ongoing and planned initiatives to strengthen the organization’s cybersecurity defenses; and strategic recommendations.

Item 2. Properties

We maintain our corporate office at 5220 Spring Valley Road, Dallas, TX 75254; the office consists of two thousand square feet and is leased through March 2025.

We lease two facilities for laboratory testing, customer care, and information technology purposes in Culver City, California. The first is fourteen thousand square feet of space with an additional ten thousand square feet of storage space. This facility is leased through December 2026. The second facility of sixteen thousand square feet is leased through March 2025.

We lease one other office in Las Vegas, Nevada, with a lease through November 2026.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NASDAQ Stock Market under the symbol “PMD”. As of March 25, 2024, there were 146 record holders of the Company’s common stock. We determined the number of record owners from the Company’s stockholder records maintained by our transfer agent. These records do not include beneficial owners of the Company’s common stock whose shares are held in the names of various security holders, dealers and clearing agencies. We believe that the number of beneficial owners of the Company’s common stock held by others as or in nominee names exceeds 3,000.

The following table sets forth for the periods indicated the range of prices for the Company’s common stock as reported by the NASDAQ Stock Market and cash dividends declared by the Company.

	High	Low	Dividends
Fiscal 2023:
First Quarter	$6.75	$4.87	$0.07
Second Quarter	5.63	4.51	0.07
Third Quarter	5.15	3.51	-
Fourth Quarter	3.97	2.06	-
Fiscal 2022:
First Quarter	$7.77	$6.25	$-
Second Quarter	7.21	6.01	0.07
Third Quarter	6.94	6.05	0.07
Fourth Quarter	6.70	4.85	0.07

Issuer Purchases of Equity Securities

During 2023, we did not repurchase any common shares for treasury.

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

Overview

Psychemedics Corporation is the world’s leading provider in hair testing for drugs of abuse, utilizing a patented hair analysis method involving digestion of hair, enzyme immunoassay technology and confirmation by mass spectrometry to analyze human hair to detect abused substances. Our customers include Fortune 500 companies, as well as small to mid-size corporations, schools, and governmental entities, located in the United States and internationally. During the year ended December 31, 2023, our revenues were $22.1 million, a decrease of 12% from $25.2 million in 2022. The decrease was primarily due to a decrease in volumes from our business.

The following table sets forth, for the periods indicated, the selected statements of operations data as a percentage of total revenue:

	Year Ended December 31,
	2023	2022
Revenues	100.0%	100.0%
Cost of revenues	61.9%	63.2%
Gross profit	38.1%	36.8%
Operating Expenses:
General & administrative	32.5%	23.2%
Marketing & selling	13.6%	12.6%
Research & development	5.2%	5.3%
Total Operating Expenses	51.3%	41.1%
Operating (loss) income	-13.2%	-4.3%

Other Income (Expense):
Gain on forgiveness of PPP Loan	0.0%	0.0%
Settlements	-2.0%	0.0%
Other income (expense)	0.0%	0.2%
Total Other Income (Expense)	-2.0%	0.2%

Net loss before provision for (benefit from) income taxes	-15.2%	-4.1%
Provision for (benefit from) income taxes	3.2%	0.2%
Net loss	-18.4%	-4.3%

Revenue by Geographic Region

	Year Ended December 31,
	2023	2022
Consolidated Revenue:
United States	$21,216	$24,509
International	882	731
Total Revenue	$22,098	$25,240

Results for the Year Ended December 31, 2023, Compared to Results for the Year Ended December 31, 2022 (in thousands)

	2023	2022	Change	% Change
Revenues	$22,098	$25,240	$(3,142)	-12%
Cost of revenues	13,685	15,949	(2,325)	-14%
Gross profit	8,413	9,291	(817)	-9%
Operating Expenses:
General & administrative	7,192	5,857	1,335	23%
Marketing & selling	2,998	3,191	(132)	-6%
Research & development	1,144	1,326	(182)	-14%
Total Operating Expenses	11,334	10,374	1,021	9%
Operating loss	(2,921)	(1,083)	(1,838)	-170%

Other Income (Expense):
Settlements	(507)	-	(507)	100%
Other income (expense)	(10)	43	(53)	-123%
Total Other Income (Expense)	(517)	43	(560)	-1,302%

Net loss before provision for income taxes	(3,438)	(1,040)	(2,398)	231%
Provision for income taxes	716	44	672	1,527%
Net loss	$(4,154)	$(1,084)	$(3,070)	283%

Revenue: The revenue decrease of 12% was primarily attributed to a decrease in volumes from our base business. Domestic revenues decreased by 13% compared to the prior year period, while international revenues increased by 22%. The decrease in domestic revenue can be attributed to two primary factors. Firstly, there was an increase in employee retention within our client base, leading to a decline in new hiring from existing clients. Secondly, there was a general decline in hiring activities among current clients due to economic uncertainties. Conversely, the increase in international revenue can be attributed to strategic sales expansion efforts through partnerships. These partnerships enabled us to enter new markets and to expand our customer base, resulting in a percentage increase in international sales.

Gross profit: The 9% decrease in gross profit was due to lower total revenue offset by cost reduction programs.

General and administrative (“G&A”) expenses: G&A expenses increased 23% from 2022 to 2023, primarily driven by higher costs associated with legal fees, CEO succession plan execution, accounting and consulting fees, and business insurance premiums. As a percentage of revenue, G&A expenses represented 32.5% in 2023 compared to 23.2% in 2022.

Marketing and selling expenses: Marketing and selling expenses decreased 6% from 2022 to 2023, primarily driven by lower personnel costs. As a percentage of revenue, marketing and selling expenses represented 13.6% in 2023 compared to 12.6% in 2022 because the percentage decrease in revenues from 2022 to 2023 exceeded the percentage decrease in marketing and selling expenses.

Research & development (R&D): Research & development expenses decreased 14% from 2022 to 2023, primarily driven by lower personnel costs. As a percentage of revenue, R&D expenses represented 5.2% in 2023 compared to 5.3% in 2022.

Other income (expense): During the year ended December 31, 2023, we recorded other income (expense) of $517 thousand. Other income (expense) increased $560 thousand from 2022 to 2023, primarily driven by higher settlement expense.

Income Taxes: During the year ended December 31, 2023, we recorded a tax expense of $0.7 million representing an effective tax rate of 21% compared to a tax rate of 4% in 2022. For information regarding additional matters related to our taxes, please see Note 5 — "Income Taxes" to the Consolidated Financial Statements included in this Annual Report.

Liquidity and Capital Resources

We had $2.0 million and $4.8 million of cash as of December 31, 2023, and 2022, respectively. Our operating activities used net cash of $1.5 million and generated $4.9 million in 2023 and 2022, respectively. Investing activities used net cash of $0.2 million and used $0.2 million in 2023 and 2022, respectively. Financing activities used net cash of $1.2 million and $1.9 million in 2023 and 2022, respectively.

Operating cash used in operations of $1.5 million in 2023 primarily reflected the net loss of $4.2 million adjusted for depreciation and amortization of $1.7 million and stock compensation expense of $0.9 million. Cash used in operations was also affected by the following changes in assets and liabilities: collection of a tax receivable of $0.3 million, increase in accounts payable of $0.3 million, decrease in accounts receivable of $0.1 million, partially offset by a decrease in accrued expenses of $1.3 million. The $6.4 million change in operating cash from a positive $4.9 million in 2022 to a negative $1.5 million in 2023 was primarily driven by the higher net loss in 2023 and changes in operating assets and liabilities described above.

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

Cash used in (provided by) investing activities primarily reflected the purchase of capital expenditures, offset by changes in other assets. Capital expenditures were $0.2 million and $0.2 million in 2023 and 2022, respectively. In both 2023 and 2022, the expenditures related principally to laboratory equipment, leasehold improvements, and computer software.

During 2023 and 2022, we did not repurchase any shares of common stock for treasury. We had authorized 750,000 shares for repurchase since June of 1998, of which 250,000 shares of common stock were authorized in March of 2008 for repurchase. Since 1998, a total of 550,684 shares have been repurchased. We distributed cash dividends to our shareholders of $0.8 million in 2023 and $1.2 million in 2022. Cash flows used in financing activities also reflected repayments under the Equipment Loan Arrangement of $0.3 million and $0.7 million in 2023 and 2022, respectively.

During the first two quarters of 2023, our Board of Directors declared a quarterly cash dividend of $0.07 per common share. In August of 2023 we announced that the Board of Directors had suspended the declaration of quarterly cash dividends.

At December 31, 2023, our principal sources of liquidity from operations included $2.0 million of cash on hand. As of the date of this report, management currently believes that such funds, together with future operating profits, should be adequate to fund anticipated working capital requirements, including debt obligations, and capital expenditures for at least the next 12 months.  However, the terms of our existing equipment financing no longer provide for future borrowing and we have no existing line of credit or other fixed source of capital reserves. Depending upon our results of operations, our future capital needs and available marketing opportunities, we may be required to seek various financing sources to raise additional funds. Such sources could include but are not limited to, issuance of common stock or debt financing, lines of credit, equipment leasing or a strategic transaction; although there is no assurance that such financings will be available to us on terms we deem acceptable, if at all.  If we are unable to maintain sufficient financial resources, our business, financial condition, and results of operations would be materially adversely affected.

Purchase Commitment

Operating leases consist of rent obligations for our facilities and corporate office. We have no significant contractual obligation for supply agreements as of December 31, 2023.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles require our management to make judgments, assumptions and estimates that affect the amounts reported, including Income Taxes. Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances. Actual results may differ from these estimates, and such differences may be material.

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

Dallas, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Psychemedics Corporation (the “Company”) and subsidiaries as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Realizability of Deferred Tax Assets

As described in Note 5 to the Company’s consolidated financial statements, during the year ended December 31, 2023, the Company recorded a full valuation allowance on the remaining portion of its deferred tax assets.  As of December 31, 2023, the Company had gross deferred tax assets of $3.5 million and gross deferred tax liabilities of $0.9 million, resulting in net deferred tax assets of $2.6 million with an offsetting valuation allowance of $2.6 million. In evaluating the realizability of deferred tax assets, the Company considered the available positive and negative evidence, including being in a three-year cumulative loss position, projected future pre-tax book (loss) income and other quantitative and qualitative information.

We identified the Company’s evaluation of the realizability of deferred tax assets as a critical audit matter. Significant management judgments were required in evaluating and weighing the collective positive and negative evidence that were used to assess the realizability of deferred tax assets, which included various assumptions surrounding projected future taxable income. Auditing these elements involved complex and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the need to involve personnel with specialized skill and knowledge.

The primary procedures we performed to address this critical audit matter included:

• Assessing the Company’s ability to generate future taxable income and utilize the deferred tax assets by evaluating the forecast of future revenue, gross profit, and operating expenses that support pre-tax book (loss) income using the Company’s historical performance.

• Utilizing personnel with specialized skill and knowledge in taxes to assist in the evaluation of the Company’s assessment of positive and negative evidence, and whether the estimated future sources of taxable income were sufficient to utilize the deferred tax assets in the relevant time period.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2004.

Boston, Massachusetts

March 28, 2024

PSYCHEMEDICS CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash	$1,964	$4,750
Accounts receivable, net of allowance for credit losses of $64 and $87 at December 31, 2023 and 2022, respectively	3,687	3,739
Prepaid expenses and other current assets	1,136	1,136
Income tax receivable	18	339

Total Current Assets	6,805	9,964

Property and equipment:
Computer software	4,774	4,648
Office furniture and equipment	2,253	2,247
Laboratory equipment	16,038	16,013
Leasehold improvements	3,629	3,629
	26,694	26,537
Accumulated depreciation and amortization	(23,633)	(21,964)
	3,061	4,573
Other assets	632	823
Deferred tax assets	-	691
Operating lease right-of-use assets	1,828	2,681

Total Assets	$12,326	$18,732

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$752	$448
Accrued expenses	2,604	3,939
Current portion of long-term debt	305	294
Current portion of operating lease liabilities	1,048	1,037

Total Current Liabilities	4,709	5,718

Long-term debt	-	305
Long-term portion of operating lease liabilities	945	1,938
Total Liabilities	5,654	7,961

Commitments and Contingencies (Note 9)
Shareholders' Equity:
Preferred stock, $0.005 par value, 873 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.005 par value; 50,000 shares authorized 6,474 shares and 6,349 shares issued at December 31, 2023 and 2022, respectively, 5,806 shares outstanding and 5,681 shares outstanding at December 31, 2023 and 2022, respectively	32	32
Additional paid-in capital	35,129	34,275
Less - Treasury stock, at cost, 668 shares	(10,082)	(10,082)
Accumulated deficit	(16,773)	(11,820)
Accumulated other comprehensive loss	(1,634)	(1,634)

Total Shareholders' Equity	6,672	10,771

Total Liabilities and Shareholders' Equity	$12,326	$18,732

The accompanying notes are an integral part of these Consolidated Financial Statements.

PSYCHEMEDICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022
Revenues	$22,098	$25,240
Cost of revenues	13,685	15,949
Gross profit	8,413	9,291

Operating Expenses:
General & administrative	7,192	5,857
Marketing & selling	2,998	3,191
Research & development	1,144	1,326
Total Operating Expenses	11,334	10,374
Operating (loss) income	(2,921)	(1,083)

Other Income (Expense):
Settlements	(507)	-
Other income (expense)	(10)	43
Total Other Income (Expense)	(517)	43

Net loss before provision for (benefit from) income taxes	(3,438)	(1,040)
Provision for (benefit from) income taxes	716	44
Net loss and comprehensive loss	$(4,154)	$(1,084)

Basic and diluted net loss per share	$(0.72)	$(0.19)

Weighted average common shares outstanding:
Basic	5,740	5,626
Diluted	5,740	5,626

The accompanying notes are an integral part of these Consolidated Financial Statements.

PSYCHEMEDICS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Common Stock			Treasury Stock			Accumulated Other
		$0.005	Paid-In			Accumulated	Comprehensive
	Shares	par Value	Capital	Shares	Cost	Deficit	Loss	Total
BALANCE, December 31, 2021	6,257	31	33,478	668	(10,082)	(9,550)	(1,634)	12,243
Shares issued – vested	91	1	(1)	-	-	-	-	-
Exercise of stock options	1	-	4	-	-	-	-	4
Tax withholding related to vested shares from employee stock plans	-	-	(78)	-	-	-	-	(78)
Stock compensation expense	-	-	872	-	-	-	-	872
Cash dividends declared ($0.21 per share)	-	-	-	-	-	(1,186)	-	(1,186)
Net loss	-	-	-	-	-	(1,084)	-	(1,084)
BALANCE, December 31, 2022	6,349	32	34,275	668	(10,082)	(11,820)	(1,634)	10,771
Shares issued – vested	125	-	-	-	-	-	-	-
Tax withholding related to vested shares from employee stock plans	-	-	(54)	-	-	-	-	(54)
Stock compensation expense	-	-	908	-	-	-	-	908
Cash dividends declared ($0.14 per share)	-	-	-	-	-	(799)	-	(799)
Net loss	-	-	-	-	-	(4,154)	-	(4,154)
BALANCE, December 31, 2023	6,474	$32	$35,129	668	$(10,082)	$(16,773)	$(1,634)	$6,672

The accompanying notes are an integral part of these Consolidated Financial Statements.

PSYCHEMEDICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(4,154)	$(1,084)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,731	2,367
ROU asset amortization	939	949
Deferred income taxes	691	(531)
Stock compensation expense	908	872
Loss on disposal of patents	131	-
Changes in operating assets and liabilities:
Accounts receivable	52	377
Prepaid expenses and other current assets	-	363
Income tax receivable	321	2,339
Accounts payable	304	(546)
Operating lease liabilities	(1,068)	(967)
Accrued expenses	(1,335)	751
Net cash provided by (used in) operating activities	(1,480)	4,890

Cash flows from investing activities:
Purchases of other assets	(2)	(21)
Purchases of property and equipment and capitalized software development costs	(157)	(187)
Net cash used in investing activities	(159)	(208)

Cash flows from financing activities:
Cash dividends paid	(799)	(1,186)
Proceeds from stock options and tax withholding related to vested shares from employee stock plans	(54)	(74)
Payments of equipment financing	(294)	(664)
Net cash used in financing activities	(1,147)	(1,924)

Net increase (decrease) in cash	(2,786)	2,758
Cash, beginning of year	4,750	1,992
Cash, end of year	$1,964	$4,750

Supplemental disclosures of cash flow information:
Cash paid for interest	$18	$33
Cash paid for operating leases	$1,167	$1,044
Right-of-use assets acquired through operating leases	$86	$78

The accompanying notes are an integral part of these Consolidated Financial Statements.

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

1.        Nature of Business

Company Overview

Psychemedics Corporation (the “Company,” ”we,” “us,” or “our”) provides hair testing for drugs of abuse, utilizing a patented hair analysis method involving digestion of hair, enzyme immunoassay and mass spectrometry to analyze hair to detect abused substances. Our customers include Fortune 500 companies, as well as small to mid-size corporations, schools and governmental entities located in the United States and Internationally.

Liquidity and Management’s Plans

At December 31, 2023, our principal sources of liquidity from operations included $2.0 million of cash on hand. As of the date of this report, management currently believes that such funds, together with future operating profits, should be adequate to fund anticipated working capital requirements, including debt obligations, and capital expenditures for at least the next 12 months. However, the terms of our existing equipment financing no longer provide for future borrowings and we have no existing line of credit or other fixed source of capital reserves. Depending upon our results of operations, our future capital needs and available marketing opportunities, we may be required to seek various financing sources to raise additional funds. Such sources could include but are not limited to, issuance of common stock or debt financing, lines of credit, equipment leasing or a strategic transaction; although there is no assurance that such financings will be available to us on terms we deem acceptable, if at all.  If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations would be materially adversely affected.

2.        Summary of Significant Accounting Policies

Risks and Uncertainties

We are subject to a number of risks and uncertainties similar to those of other companies, such as those associated with the continued expansion of our sales and marketing network, technological developments, intellectual property protection, development of markets for new products and services offered by us, the economic health of our principal customers , financial and operational risks associated with expansion of testing facilities  we use, government regulation (including, but not limited to, FDA regulations, proposed laws and regulations, and delays in implementation of laws and regulations), competition and general economic conditions.

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

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities at the date of purchase of 90 days or less as cash equivalents. As of December 31, 2023, and 2022, there were no investments classified as cash equivalents.

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

We recorded depreciation and amortization related to property and equipment and capitalized software of $1.7 million, $2.4 million in 2023 and 2022, respectively. We had $613 thousand of capitalized software and equipment that was not placed in service as of December 31, 2023, which is included as a component of computer software on the accompanying consolidated balance sheets.

Capitalized Software Development Costs

We capitalize costs related to significant software projects developed or obtained for internal use, including costs incurred in a cloud computing arrangement. Costs incurred during the preliminary project work stage or conceptual stage, such as determining the performance requirements, system requirements and data conversion, are expensed as incurred. Costs incurred in the application development phase, such as coding, testing for new software and upgrades that result in additional functionality, are capitalized and are amortized using the straight-line method over the useful life of the software for three to five years. Costs incurred during the post-implementation/operation stage, including training costs and maintenance costs, are expensed as incurred. In accordance with Company policy, during the years ended December 31, 2023, and 2022, we capitalized internally developed software costs of $127 thousand and $127 thousand, respectively. Amortization expense related to software development costs was $150 thousand and $282 thousand in 2023 and 2022, respectively. Determining whether particular costs incurred are more properly attributable to the preliminary or conceptual stage, and thus expensed, or to the application development phase, and thus capitalized and amortized, depends on subjective judgments about the nature of the development work, and our judgments in this regard may differ from those made by other companies. General and administrative costs related to developing or obtaining such software are expensed as incurred.

Other Assets

Other assets primarily consist of capitalized legal costs relating to patent applications. We amortize these costs over the lesser of the legal life or estimated useful life of the patent from the date of grant of the applicable patent. The typical life is twenty years. As of December 31, 2023, we had capitalized legal costs relating to patent applications of $0.9 million with accumulated amortization of $0.4 million, for a net balance of $0.5 million. As of December 31, 2022, we had capitalized legal costs relating to patent applications of $1.1 million with accumulated amortization of $0.5 million, for a net balance of $0.6 million. Amortization expense was $62 thousand and $62 thousand in 2023 and 2022, respectively. Based on payments made as of December 31, 2023, remaining amortization expense is expected to be $208 thousand for each of the five years ending December 31, 2028, and $61 thousand thereafter.

Allowance for Credit Losses

The allowance for credit losses is based on management’s assessment of the ability to collect amounts owed to us by our customers. Management reviews the collectability of our accounts receivable and establishes an allowance for estimated losses that could result from the inability of our customers to make required payments, taking into consideration customer credit history and financial condition, industry and market segment information, credit reports, and economic trends and conditions. We maintain an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

Revenue Recognition

We are in the business of performing drug testing services and reporting the results thereof. Our services are primarily drug and alcohol testing for our customers for an agreed-upon fee per unit tested. The revenues are recognized when the drug test is performed and reported to the customer.

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

	Year Ended December 31,
	2023	2022
Consolidated Revenue:
Testing	$18,661	$21,608
Shipping / Collection (hair)	3,316	3,476
Other	121	156
Total Revenue	$22,098	$25,240

Testing Revenue

Drug and alcohol tests for drugs of abuse using hair, performed in our forensic laboratory in California, represents our primary service. Sales to customers are initiated through sales agreements, most of which have standard terms. Most tests are identified through a chain of custody form (“CCF”) and can therefore be uniquely tracked. Revenue is recognized when performance obligations under the terms of the contract with a customer are satisfied; generally, this occurs with the transfer of control of our service, which occurs at a specific point-in-time. The specific point-in-time is the completion of the test and availability of test results to the customer. Most tests are completed the same day that the hair specimen is received.

Substantially all tests are completed within a few days once received for processing at our laboratory in California. As the tests are performed in a forensic laboratory, the exact date and time of each test completion is available and used in the timing of recognition of revenue.

Revenue is measured as the amount of consideration we expect to receive in exchange for providing services. Sales taxes we pay concurrent with revenue-producing activities are excluded from revenue.

Shipping and Hair Collection Revenue

Shipping revenue represents the amount billed to customers related to shipping of the hair specimen and CCF (collectively called the “sample”) to our laboratory. Collection revenue represents the amount billed to customers related to the collection of the hair specimen. This collection is done by third parties who we have contracted with. Shipping and hair collection revenue is recognized when performance obligations under the terms of the contract with a customer are satisfied; generally, this occurs with the transfer of control of our service, which occurs at a specific point-in-time. The specific point-in-time is the completion of the test (associated with the shipping or hair collection charge) and availability of test results to the customer.

Revenue is measured as the amount of consideration we expect to receive in exchange for providing services. As we control the service before transferring to the customer, we are considered a principal in the transaction, and therefore record revenues on a gross basis, with shipping and hair collection costs in costs of revenues.

Other Revenue

Other revenue represents several items including: urine testing performed by other labs, medical review officer charges, legal/testifying services, and other miscellaneous charges. The total of all these items is less than 1% of total revenue. The amounts are generally billed to customers as services are performed, which occurs at a specific point-in-time.

Practical Expedients and Exemptions

We generally expense sales commissions when incurred as they are typically not related to costs to fulfill customer contracts but relate to overall sales targets. These costs are recorded within marketing and selling expense on the accompanying consolidated statements of operations.

Research and Development Expenses

We expense all research and development costs as incurred.

Contingencies

Loss contingencies from legal proceedings and claims may occur from government investigations, shareholder lawsuits, product liability, contractual claims, tax and other matters. Accruals are recognized when it is probable a liability will be incurred, and the amount of loss can be reasonably estimated. Legal fees are expensed as incurred.

Income Taxes

We account for income taxes using the liability method pursuant to ASC 740, “Income Taxes”. Under this method, we recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. We evaluate uncertain tax positions annually and consider whether the amounts recorded for income taxes are adequate to address our tax risk profile. We analyze the potential tax liabilities of specific transactions and tax positions based on management’s judgment as to the expected outcome.

Concentration of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially subject us to concentrations of credit risk are principally cash and accounts receivable. Our policy is to place our cash in high quality financial institutions. At times, including presently, these deposits may exceed or be exempt from federally insured limits. We do not believe significant credit risk exists with respect to these institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom we make substantial sales. To reduce risk, we routinely assess the financial strength of our customers and, as a consequence, believe that our accounts receivable credit risk exposure is limited. We maintain an allowance for potential credit losses but historically have not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. We do not require collateral. We have no significant off-balance-sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.

Significant Customers and Concentration of Credit Risk

We had no customers that represented 10% or more of total revenue for the years ended December 31, 2023 and 2022, respectively. We had two customers that represented 13% and 11% as of December 31, 2023, and one customer that represented 11% of the total accounts receivable balance as of December 31, 2022, respectively.

Stock-Based Compensation

We account for equity awards in accordance with ASC 718, “Compensation — Stock Compensation” (“ASC 718”). ASC 718 requires employee equity awards to be accounted for under the fair value method. It also requires the measurement of compensation cost at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. Accordingly, share-based compensation is measured at the grant date based on the fair value of the award. We use the straight-line method to recognize share-based compensation over the service period of the award, which is generally equal to the vesting period. We use the simplified approach to calculate the expected exercise date of options, which is one of the components used to determine the fair value of the options. This approach is used due to the small number of recipients receiving stock options not providing a reasonable basis for estimating expected term. We recognize the impact of forfeitures when they occur with no adjustment for estimated forfeitures and recognize excess tax benefits as a reduction of income tax expense regardless of whether the benefit reduces income taxes payable.

Stock compensation expense by statements of operations account is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cost of revenues	$40	$63
General & administrative	756	626
Marketing & selling	47	113
Research & development	65	70
Total stock compensation	$908	$872

See Note 7 – “Stock-Based Awards” to the Consolidated Financial Statements included in this Annual Report for additional information relating to our stock plan.

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

Basic and diluted weighted average common shares outstanding are as follows (in thousands):

	2023	2022
Weighted average common shares outstanding, basic	5,740	5,626
Dilutive common equivalent shares	-	-
Weighted average common shares outstanding, assuming dilution	5,740	5,626

For the years ended December 31, 2023, and 2022, options to purchase 512 thousand and 508 thousand common shares were outstanding but not included in the dilutive common equivalent share calculation as their effect would have been anti-dilutive.

The following outstanding common stock equivalents were not included in the dilutive common equivalent share calculation as their effect would have been anti-dilutive (in thousands):

	2023	2022
Options	512	508
SUAs	140	238
	652	746

Fair Value Measurements

The fair values of cash, accounts receivable and accounts payable approximate their carrying values due to their short maturities. The carrying value of long term debt approximates its fair value, as it is based on current market rates at which we could borrow funds with similar terms.

Basis of Preparation and Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries and have been prepared using accounting principles generally accepted in the United States (“U.S. GAAP”). All intercompany transactions and balances have been eliminated.

Segment Reporting

We manage our operations as one segment, drug testing services. As a result, the financial information disclosed herein materially represents all of the financial information related to our principal operating segment. See Note 13 – “Business Segment Reporting” to the Consolidated Financial Statements included in this Annual Report for geographic breakdown of revenue.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which modifies the measurement of expected credit losses on certain financial instruments. We adopted ASU 2016-13 in our first quarter of 2023. The adoption of ASU 2016-13 did not have a material impact on our consolidated financial statements.

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker, among other provisions. The ASU is effective for fiscal year periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the ASU requires retrospective application to all prior periods presented in the financial statements. We are currently evaluating the standard to determine the impact of adoption to our consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. The ASU primarily enhances and expands both the income tax rate reconciliation disclosure and the income taxes paid disclosure. The ASU is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. We are currently evaluating the standard to determine the impact of adoption to our consolidated financial statements and disclosures.

3.        Accounts Receivable

We maintain an allowance for credit losses based on management’s assessment of the collectability of our customer accounts by reviewing customer payment patterns and other relevant factors. We review the adequacy of the allowance for credit losses on a quarterly basis and adjusts the balance as determined necessary. Write-offs are recorded at the time a customer account is deemed uncollectable. The following is a rollforward of our allowance for credit losses (in thousands):

	As of December 31,
	2023	2022
Balance, beginning of period	$87	$89
Provision for credit losses	(15)	9
Write-offs	(8)	(11)
Balance, end of period	$64	$87

4.        Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2023	2022
Accrued compensation and employee benefits	$640	$442
Accrued vacation expense	317	409
Accrued taxes	553	771
Accrued shipping expense	113	338
Accrued legal settlement	167	1,150
Other accrued expenses	814	829
Total Accrued Expenses	$2,604	$3,939

5.        Income Taxes

The income tax provision consists of the following (in thousands):

	Year Ended December 31,
	2023	2022
Current
Federal	$99	$552
State	(75)	23
Total Current	24	575
Federal	146	(959)
State	546	428
Total Deferred	692	(531)
Income Tax Provision	$716	$44

A reconciliation of the effective rate with the federal statutory rate is as follows:

	Year Ended December 31,
	2023	2022
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	2.1%	12.0%
Permanent differences	(0.1)%	(0.4)%
Stock based compensation	(1.2)%	0.5%
Federal R&D Credits	3.5%	8.9%
State R&D Credits	2.9%	0.0%
Foreign taxes, net of federal benefit	0.0%	0.0%
Difference in tax rate for carryback claim	0.0%	0.0%
Change in valuation reserve	(48.9)%	(46.2)%
Effective tax rate	(20.8)%	(4.2)%

The change in effective tax rate from 2022 to 2023 was primarily driven by the federal and state R&D credits generated during the year. While the amount of credit generated is consistent year over year, the impact on the rate is less significant in 2023 due to the larger book loss incurred. As of December 31, 2023, we had no federal net operating loss carryforwards. As of December 31, 2023, we had $1.6 million of state net operating loss carryforwards, of which $1.0 million expire at various dates between 2030 and 2043, and $0.6 million do not expire. As of December 31, 2023, we had no federal tax credit carryforwards and $1.5 million of California tax credit carryforwards relating to the years 2013 through 2023 which have an unlimited carryforward period. In 2023, the 4.3% state income tax benefit effective rate primarily consisted of California research tax credits benefit of 2.9%.

The difference between the statutory rate of 21% and our effective tax rate is primarily driven by the benefits related to state taxes and tax credits generated which are offset by the provision related to our valuation allowance. During the year ended December 31, 2023, we recorded a full valuation allowance on the remaining portion of our deferred tax assets. As of December 31, 2023, we had gross deferred tax assets of $3.5 million and gross deferred tax liabilities of $0.9 million, resulting in net deferred tax assets of $2.6 million with an offsetting valuation allowance of $2.6 million. In evaluating the realizability of deferred tax assets, we considered the available positive and negative evidence, including being in a three-year cumulative loss position, projected future pre-tax book income (loss) and other quantitative and qualitative information. As of December 31, 2023, we had no federal net operating loss carryforwards. As of December 31, 2023, we had $1.6 million of state net operating loss carryforwards, of which $1.0 million expire at various dates between 2030 and 2043, and $0.6 million do not expire. As of December 31, 2023, we had no federal tax credit carryforwards and $1.5 million of California tax credit carryforwards relating to the years 2013 through 2023 which have an unlimited carryforward period.

The components of the net deferred tax liabilities included in the accompanying balance sheets are as follows (in thousands):

	As of December 31,
	2023	2022
Deferred Tax Assets
Allowance for credit losses	$15	$21
Accrued expenses	154	414
Stock-based compensation	358	381
R&D tax credits	1,193	1,086
Operating lease	488	701
Capitalized research expenses	1,228	404
NOL carryforward	87	72
Gross Deferred Tax Assets	3,523	3,079
Valuation Allowance	(2,579)	(895)
Deferred Tax Assets After Valuation Allowance	944	2,184

Deferred Tax Liabilities
Excess of tax over book depreciation and amortization	(447)	(783)
Prepaid expenses	(70)	(78)
Operating lease	(427)	(632)
Gross Deferred Tax Liabilities	(944)	(1,493)

Net Deferred Tax Assets	$-	$691

Income taxes are recorded in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized.

ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on an audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. We had immaterial uncertain tax positions at December 31, 2023, and 2022, respectively.

We operate within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. We have provided for our estimated taxes payable in the accompanying financial statements. Our policy is to recognize interest and penalties related to income tax matters as a general and administrative expense, when and if incurred. Interest and penalties for the years ended December 31, 2023, 2022, or 2021 were not material.

6.        Preferred Stock

The Board of Directors has the authority to designate authorized preferred shares in one or more series and to fix the relative rights and preferences without vote or action by the stockholders. The Board of Directors has no present plans to designate or issue any shares of preferred stock.

7.        Stock-Based Awards

The 2006 Incentive Plan initially adopted in 2006 provides for grants of options with terms of up to ten years, grants of restricted stock or stock unit awards (“SUAs”), issuances of stock bonuses or grants other stock-based awards plus cash-based awards, to officers, directors, employees, and consultants. Such shares are issuable out of our authorized but unissued common stock. In May 2021, the 2006 Incentive Plan was amended to increase the total number of shares issuable thereunder from 1.2 million to 1.6 million. As of December 31, 2023, 576 thousand shares remained available for future grant under the 2006 Incentive Plan.

On August 17, 2023, we granted Brian Hullinger, in connection with the commencement of his employment as our Chief Executive Officer and President, as an inducement grant outside of the 2006 Incentive Plan, under Nasdaq Listing Rule 5635(c)(4), options to acquire 300,000 shares of common stock. The options have a ten-year term and an exercise price of $4.64 per share, the closing price per share of Psychemedics Corporation common stock as reported by Nasdaq on August 17, 2023. The options were awarded in three tranches. Under the first tranche, option awards covering up to 100,000 shares vest over two years, with 50% of the original number of shares underlying the option vesting on the one-year anniversary of the date of grant and 50% on the two-year anniversary of the grant, subject to continued service with the Company through the applicable vesting dates. Under the second and third tranches, options to acquire 100,000 shares each were granted and each becomes exercisable in full only upon the attainment and continuation in effect for a specified period of time of a particular stock price on the Nasdaq Stock Market.

In addition, on September 21, 2023, we granted Shannon Shoemaker, in connection with the commencement of her employment as our Chief Revenue Officer, grants of options to acquire 120,000 shares of common stock. The options have a ten-year term and an exercise price of $3.66 per share, the closing price per share of Psychemedics Corporation common stock as reported by Nasdaq on September 21, 2023. The options were awarded in three tranches. Under the first tranche, option awards covering up to 40,000 shares vest over two years, with 50% of the original number of shares underlying the option vesting on the one-year anniversary of the date of grant and 50% on the two-year anniversary of the grant, subject to continued service with the Company through the applicable vesting dates. Under the second and third tranches, options to acquire 40,000 shares each were granted and each becomes exercisable in full only upon the attainment and continuation in effect for a specified period of time of a particular stock price on the Nasdaq Stock Market.

The fair value of the SUAs is determined by the closing price on the date of grant. The fair value of options granted with only service conditions are estimated on the date of grant using a Black-Scholes option pricing model. The fair value of options granted with market conditions are estimated at the grant date using a Monte Carlo simulation model. The SUAs and options with only service conditions vest over a period of two to four years and are convertible or exercisable into an equivalent number of shares of the Company’s common stock provided that the employee receiving the award remains continuously employed throughout the vesting period. As described above, certain options vest and become exercisable upon the attainment of certain market conditions of the Company’s common stock. We record stock compensation expense related to the SUAs and options on a straight-line basis over the vesting term or requisite service period. We recognize the impact of forfeitures when they occur and recognize excess tax benefits as a reduction of income tax expense regardless of whether the benefit reduces income taxes payable.

On April 4, 2022, we granted SUAs covering two thousand shares of common stock. On May 20, 2022, we granted SUAs covering 125 thousand shares of common stock. On August 12, 2022, we granted SUAs covering 18 thousand shares of common stock.

The following table represents all shares granted by the Company under the 2006 Incentive Plan, and under inducement awards outside of any plan, for the last two years (shares in thousands):

Grant Date	Type	Shares	Weighted Average Fair Value Per Share (1)
September 21, 2023	Options	120	$1.66
August 17, 2023	Options	300	$2.04
August 17, 2023	SUA	91	$4.64
August 12, 2022	SUA	18	$6.65
May 20, 2022	SUA	126	$6.51
April 4, 2022	SUA	2	$7.04

(1)

The fair value for the SUAs is the closing price of the Company’s stock on that date. The fair value for options represents the fair value calculated using either the Black-Scholes model or a Monte Carlo simulation. Options have contractual lives of 10 years. The options granted in 2023 have a weighted average grant date fair value of $1.93 per share assuming 1.53 year weighted average estimated service period, 36.4% volatility, 4.7% interest rate and a 0% dividend yield rate. No options were granted during fiscal year ended December 31, 2022. For SUAs granted during fiscal years ended December 31, 2023 and 2022, the weighted average grant date fair values were $4.64 and $6.53, respectively.

A summary of the Company’s stock option activity is as follows (in thousands, except price per share):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (2)
Outstanding, December 31, 2022	508	$14.19	5.1	$25
Granted	420	$4.36
Forfeited	(12)	$1.13
Canceled	(404)	$14.26
Outstanding, December 31, 2023	512	$6.32	8.7	$-

Exercisable, December 31, 2023	90	$15.53	4.0	$-

(2)

The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market price of the Company’s stock on December 31 of the applicable year exceeded the exercise price of any of the underlying options, multiplied by the number of shares subject to each such option. The closing stock price as of December 31, 2023, and 2022 was $2.96 and $4.90, respectively.

A summary of the Company’s stock unit award activity is as follows (in thousands, except price per share):

	Number of Shares	Weighted Average Grant-Date Fair Value per Share (3)
Outstanding & Unvested, December 31, 2022	238	$6.10
Granted	91	$4.64
Converted to common stock	(127)	$5.70
Cancelled	(11)	$6.54
Forfeited	(51)	$5.62
Outstanding & Unvested, December 31, 2023	140	$5.23

(3)

Weighted average price per share is the weighted grant price based on the closing market price of each of the stock grants related to each transaction type. The weighted average fair value is the weighted average share price times the number of shares.

The fair value of stock unit award vesting was $786 thousand and $548 thousand for the years ended December 31, 2023, and 2022. The intrinsic value of stock unit awards converted to common stock was based on the stock price on the vesting date and amounted to $670 thousand and $650 thousand for the years ended December 31, 2023, and 2022.

As of December 31, 2023, the unamortized fair value of outstanding options and awards was $1.2 million to be amortized over a weighted average period of 1.47 years.

The Board of Directors approved the accelerated vesting of 50 thousand SUAs to the former Chief Executive Officer and a certain director upon retirement from such office and from the Board of Directors of the Company during the year ended December 31, 2023. We determined the value of the modifications to be $156 thousand, which is included in stock-based compensation in the accompanying consolidated financial statements, for the year ended December 31, 2023.

8.        Employee Benefit Plan

The Psychemedics Corporation 401(k) Savings and Retirement Plan (the “401(k) Plan”) is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code. All employees over the age of 21 are eligible to make pre-tax contributions up to a specified percentage of their compensation. Under the 401(k) Plan, we may, but are not obligated to, match a portion of the employees’ contributions up to a defined maximum. No matching contributions were made in the years ended December 31, 2023 or 2022.

9.        Commitments and Contingencies

Commitments

We lease certain of our facilities and equipment under operating lease agreements expiring on various dates through December 2026. Total minimum lease payments, including scheduled increases, are charged to operations on the straight-line basis over the life of the respective lease. Rent expense was $1.1 million and $1.0 million, in 2023 and 2022, respectively. See Note 10 – “Operating Leases” to the Consolidated Financial Statements included in this Annual Report for commitments remaining under lease agreements.

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

Settlements

On November 2, 2023, we paid $1.2 million to settle the lawsuit Enma Sagastume v. Psychemedics Corporation, Case No. 2:20-CV-06624-DSF, which had been pending in the United States District Court for the Central District of California. This matter is now considered closed.

As of December 31, 2023, we paid $334 thousand in connection with a previously disclosed contract dispute regarding strategic negotiations with a shipping carrier. The remaining balance of $167 thousand, is due on or before December 31, 2024, which is included in accrued expenses on the accompanying consolidated balance sheets.

10.      Operating Leases

We have five operating leases for office and laboratory space used to conduct business. The exercise of lease renewal options is at our discretion and there are no renewals to extend the lease terms included in our Right-Of-Use (“ROU”) assets and lease liabilities as they are not reasonably certain of exercise. We regularly evaluate the renewal options and when they are reasonably certain of exercise. As most of our leases do not provide an implicit rate, we use the incremental borrowing rate based on the information available at the lease commencement date in determining the net present value (NPV) of the lease payments.

The weighted average discount rate used for leases as of December 31, 2023, is 3.9%. The weighted average lease term as of December 31, 2023, is 3.1 years. The operating lease expense for the twelve months ended December 31, 2023, and 2022, was $1.1 million and $1.0 million, respectively.

Maturities and balance sheet presentation of our lease liabilities for all operating leases as of December 31, 2023, is as follows (in thousands):

2024	$1,061
2025	553
2026	460
Total lease payments	2,074
Less: interest	(81)
Present value of lease liabilities	$1,993
Current operating lease liabilities	$1,048
Long-term operating lease liabilities	945
Total	$1,993

11.      Debt and Other Financing Arrangements

On March 20, 2014, we entered into an equipment financing arrangement with Banc of America Leasing & Capital, LLC (the “Lender”), which it amended on various dates, most recently on March 23, 2021, including a Master Loan and Security Agreement and related documentation (collectively the “Equipment Loan Arrangement”) which provided us with the ability to finance, at our option, up to $16 million of new and used equipment purchases. Each such purchase financed under the Equipment Loan Arrangement was documented by the execution of an equipment note with a maturity date of 60 months from the applicable loan date. The loans bore interest at the then current 30-day LIBOR rate plus a premium ranging from 1.75% to 3.79%. Principal and interest were payable over the 60 month repayment period. Borrowings under the Equipment Loan Arrangement were secured by a first priority security interest in the equipment acquired with the proceeds of the equipment notes. Under the Equipment Loan Arrangement, we had been subject to a maximum quarterly funded debt to EBITDA ratio and a minimum fixed charge coverage ratio each of which was waived for certain quarters in 2020 and 2021. We were not in compliance with the fixed charge coverage ratio as of December 31, 2023. Subsequent to December 31, 2023, we received a waiver from the lender.

Under the Equipment Loan Arrangement, we executed notes on various dates between March 24, 2014, and December 4, 2019 in the aggregate amount of $12.2 million, of which $0.3 million and $0.7 million were repaid in 2023 and 2022, respectively. As of December 31, 2023, the aggregate amount outstanding under the equipment notes was $0.3 million. The weighted average interest rate for these notes for the year ended December 31, 2023, was 3.7% and represented $17 thousand of interest expense. As of December 31, 2023, the weighted average interest rate was 3.8%.

The annual principal repayment requirements for debt obligations as of December 31, 2023, are as follows (in thousands):

2024	305
Long-term debt from equipment financing	305
Less current portion of long-term debt from equipment financing	(305)
Long-term debt from equipment financing, net of current portion	$-

12.      Other Income/(Expense)

Interest expense for the years ended December 31, 2023 and 2022, was $17 thousand and $32 thousand, respectively. There was no interest income for the years ended December 31, 2023 or 2022. Settlement expense for the years ended December 31, 2023 and 2022, was $507 thousand and $0, respectively. See Note 9 for discussion of settlements. Settlement expense and interest expense is included as a component of other income (expense) on the accompanying consolidated statements of operations and comprehensive loss.

13.      Business Segment Reporting

We manage our operations as one segment, drug testing services. As a result, the financial information disclosed herein materially represents all the financial information related to our principal operating segment. Our revenues by geographic region, based on the location of the customer, were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Consolidated Revenue:
United States	$21,216	$24,509
International	882	731
Total Revenue	$22,098	$25,240

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of December 31, 2023, under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President of Finance as well as a third-party internal control firm, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act. Based upon that evaluation, our Chief Executive Officer and Vice President of Finance have concluded that our disclosure controls and procedures were effective as of December 31, 2023, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Vice President of Finance, as appropriate to allow timely decisions regarding required disclosure.

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

Management, including our Chief Executive Officer and Vice President of Finance, conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management, including our Chief Executive Officer and Vice President of Finance concluded that, as of December 31, 2023, the Company’s internal control over financial reporting is effective.

c)	Changes in Internal Control over Financial Reporting

There was no change to our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Following is a list that sets forth the names, ages and positions within the Company of all of the Executive Officers of the Company and the Directors of the Company, as well as Directors nominated or chosen to become directors, in each case, as of March 28, 2024.

Name	Age	Position
Brian Hullinger	56	Chief Executive Officer, President, Director
Shannon Shoemaker	38	Chief Revenue Officer
Daniella Mehalik	34	Vice President of Finance; Treasurer
Robyn C. Davis	62	Director; Chairperson: Nominating and Corporate Governance Committee; Member: Compensation Committee
Peter H. Kamin	62	Director; Member: Compensation Committee; Member: Audit Committee; Member: Nominating and Corporate Governance Committee
Darius G. Nevin	66	Chairperson of the Board and Director; Chairperson: Audit Committee; Member: Nominating and Corporate Governance Committee
Andrew M. Reynolds	56	Director; Chairperson: Compensation Committee Member: Audit Committee

All Directors hold office until the next annual meeting of stockholders or until their successors are elected. Officers serve at the discretion of the Board of Directors.

Brian Hullinger has served as Chief Executive Officer, President, and as a director of the Company since August, 2023. From 2018 until 2023 he served as Chief Revenue Officer of Cisive, Inc., a risk assessment, administrative support and workforce solutions company. From 2016 to 2018, he served as CEO of E-Verifile.com, Inc. which was sold to Cisive in 2018. From 2012 until 2016 Mr. Hullinger served in various leadership positions with First Advantage Corporation, an information technology company. From 1991 until 2012 he served in various revenue growth roles with Social Solutions, Inc., a management software company, Gelco Expense Management (now doing business as Concur SAP), Norstan Communications, Inc. (now doing business as BlackBox Network Services), a telecommunications equipment provider, and Automatic Data Processing, Inc. (Nasdaq: ADP), a global provider of business outsourcing solutions.

Shannon Shoemaker has served as Chief Revenue Officer for the Company since September, 2023. From 2018 until 2023 she served in several various leadership positions at Cisive, a global employment screening firm, most recently as Senior Vice President, Marketing and Strategic Alliances. Prior to that, she was a Founding Partner and Vice President at Scout Logic, a background investigation, verification and drug testing company, from 2017 to 2018. From 2012 to 2017 she served as the Vice President of Sales at First Advantage (Nasdaq: FA).

Daniella Mehalik has served as Vice President of Finance of the Company since November, 2023. From 2021 until 2023 she served as Controller at Neubase Therapeutics, Inc. From 2019 until 2021 she served as Controller at DxTx Medical, Inc. From 2018 to 2019 she served as Audit Team Leader at Arconic Corporation (NYSE: ARNC). She holds both a Bachelor of Science and a Master of Science (in Accounting) from Carlow University.

Robyn C. Davis has been managing director of Angel Healthcare Investors, LLC, an early-stage investment group focused on medical devices, life sciences and specialty pharmaceutical companies since 2000. Additionally, Ms. Davis is a global Executive Coach at The Leadership Consortium. Prior to Angel Healthcare, Ms. Davis was a director of the merchant banking services practices for Barents Group, LLC, a strategy consultant at Bain & Company and a consultant at Computer Sciences Corporation. She currently serves as a director of Azenta Life Sciences (AZTA:Nasdaq-GS), a provider of life sciences sample management solutions, and Akston Biosciences, an early-stage company developing a novel fusion-protein platform for multiple conditions. Ms. Davis holds a B.A. in International Relations from Tufts University and an M.B.A from Harvard Business School. She holds an Executive Masters Professional Director Certification from the American College of Corporate Directors. Ms. Davis has served as a member of our Board since 2021.

Peter H. Kamin is the founder and Managing Partner of 3K Limited Partnership. Prior to the formation of 3K, Mr. Kamin was a founding member and Managing Partner of ValueAct Capital. Mr. Kamin has served on the Board of Directors of Tile Shop Holdings, Inc. (NASDAQ: TTSH) (“Tile Shop Holdings”), a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories, since 2012, and as Chairman since July 2018. Mr. Kamin previously served on the boards of directors of MAM Software Group, Inc. (formerly NASDAQ: MAM), a leading provider of cloud-based business and on-premise management solutions for the auto parts, tires and vertical distribution industries, from 2012 to October 2019, and IAA, Inc. (NYSE: IAA), a publicly traded multi-channel vehicle marketplace and former subsidiary of KAR Auction Services, Inc from June, 2019 until it was sold in March, 2023. Mr. Kamin holds a BA from Tufts University and an MBA from Harvard’s Graduate School of Business. Mr. Kamin has served as a member of our Board since 2022.

Darius G. Nevin has served as a member of our Board since 2022 and as Chairman since August, 2023. Mr. Nevin has been a member of G3 Capital Partners LLC, an adviser to private equity firms in the fields of security, telecommunications, and recurring services, and of G3 Investment Holdings LLC, an affiliated investment holding company, since 2010. Mr. Nevin has served on the boards of directors of Alarm.com Holdings, Inc. (NASDAQ: ALRM), a provider of interactive security solutions for home and business owners, since 2016, and of Cohealo, Inc., a venture-backed technology and services company that develops products for health systems, also since 2016. Prior to co-founding G3 Capital Partners, LLC, Mr. Nevin served as chief financial officer of Protection One, Inc., a then publicly traded company, from 2001 until June 2010. He served as a director and chairman of the audit committee of WCI Communities, Inc., a then publicly traded community developer and luxury homebuilder, from July 2013 through its acquisition in February 2017. Mr. Nevin earned an A.B. from Harvard College and an M.B.A. from the University of Chicago Booth School of Business.

Andrew M. Reynolds has served as Chief Executive Officer of Linxup, LLC, a provider of fleet management software, since August, 2023.  He also serves as an independent director for AddSecure, and Idle Smart. From June 2011 until December 2017, Mr. Reynolds served as Senior Vice President of Global Business Development at Fleetmatics, PLC, of Dublin, Ireland (FLTX). From July 2007 until January 2011, Mr. Reynolds served as Senior Vice President of Corporate Development at Art Technology Group (ARTG). From September 2002 until June 2007, Mr. Reynolds served as Vice President of Corporate Development for Hyperion Solutions (HYSL). Mr. Reynolds received an M.B.A. from Cornell University and an A.B. from Dartmouth College. Mr. Reynolds has served as a member of our Board since 2022.

Our Common Stock is listed on the NASDAQ Stock Market LLC, or Nasdaq, and Nasdaq’s listing standards relating to director independence apply to us. The Board of Directors has determined that the following current directors are independent under applicable Nasdaq listing standards: Ms. Davis and Messrs. Kamin, Nevin and Reynolds.

The Company strives to have the members of its Board of Directors possess a diverse set of skills and background so as to best provide guidance to the management team and oversight to the Company. While the Nominating and Corporate Governance Committee does not have a formal policy in this regard, the Nominating and Corporate Governance Committee views diversity broadly to include a diversity of experience, skills and viewpoint, as well as diversity of gender and race. The Nominating and Corporate Governance Committee does not assign specific weights to particular criteria and no particular criterion is necessarily applicable to all prospective nominees. Skills sought include financial, capital markets, executive leadership, sales and marketing, domestic and international business development and strategic planning.

Mr. Hullinger has served as Chief Executive Officer and as a member of our Board since August, 2023. Mr. Nevin has served as Chairman of the Board since August, 2023. We believe that our independent, experienced directors, who currently and will continue to constitute a majority of our Board, benefit Psychemedics and its stockholders. We recognize that different board leadership structures may be appropriate for companies in different situations and believe that no one structure is suitable for all companies. We believe that our structure benefits the Company and its stockholders.

The Company has a code of ethics that applies to all employees and non-employee directors. This code satisfies the requirements set forth in Item 406 of Regulation S-K and applies to all relevant persons set forth therein. The Company will mail to interested parties a copy of the Code of Ethics upon written request and without charge. Such request shall be made to our Corporate Secretary, 5220 Spring Valley Road, Suite 230, Dallas, TX 75254.

Audit Committee

The Audit Committee, whose members are Messrs. Kamin, Nevin, and Reynolds, reviews the appropriateness, quality and acceptability of the Company’s accounting policies and the integrity of financial statements reported to the public, and compliance with legal and regulatory requirements. The Board has determined that each member of the Audit Committee is an “independent director” under the rules of the Nasdaq Stock Market governing the qualifications of the members of audit committees, and each member of the Audit Committee satisfies the requirements of the Nasdaq Stock Market regarding competency in financial matters. In addition, the Board of Directors has determined that Mr. Nevin, the Chairman of the Audit Committee, qualifies as an “Audit Committee Financial Expert” as defined by the Securities and Exchange Commission rules.

Compensation Committee

Ms. Davis and Messrs. Kamin and Reynolds serve on our compensation committee.  Mr. Reynolds serves as the chair of the compensation committee.  Each member of our compensation committee meets the requirements for independence for compensation committee members under the Nasdaq listing standards and SEC rules and regulations, including Rule 10C-1 under the Exchange Act.  Each member of our compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act.  Our compensation committee is responsible for, among other things:

●	annually reviewing and approving corporate goals and objectives relevant to compensation of our chief executive officer and our other executive officers;

●	determining the compensation of our chief executive officer and our other executive officers;

●	reviewing and making recommendations to our board of directors with respect to director compensation; and

●	overseeing and administering our equity incentive plans.

Our Chief Executive Officer makes compensation recommendations for our other executive officers and initially proposes the corporate and departmental performance objectives under our Officer Bonus Plan and Leadership Bonus Plan to the compensation committee.   Our compensation committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and Nasdaq listing standards.  A copy of the charter of our compensation committee is available on our website at www.psychemedics.com under Investors – Governance Documents.

Nominating and Corporate Governance Committee

Ms. Davis and Messrs. Nevin and Kamin serve on our nominating and corporate governance committee.  Ms. Davis serves as the chair of the nominating and corporate governance committee.  Each member of our nominating and corporate governance committee meets the requirements for independence under the Nasdaq listing standards and SEC rules and regulations.  Our nominating and corporate governance committee is responsible for, among other things:

●	identifying individuals qualified to become members of our board of directors;

●	recommending to our board of directors the persons to be nominated for election as directors and to each of our board’s committees;

●	reviewing and making recommendations to our board of directors with respect to management succession planning;

●	developing, updating and recommending to our board of directors corporate governance principles and policies; and

●	overseeing the evaluation of our board of directors and committees.

Our nominating and corporate governance committee operates under a written charter that satisfies the applicable Nasdaq listing standards.  A copy of the charter of our nominating and corporate governance committee is available on our website at www.psychemedics.com under “Investors – Governance Documents”

Item 11. Executive Compensation

Director Compensation

Mr. Hullinger receives no additional compensation for serving on the Company’s Board of Directors. Prior August 17, 2023, each of the Company’s outside (non-employee) directors received cash compensation of $12,500 per quarter. Effective as of August 17, 2023, the annual cash compensation was reduced to $10,000 per quarter. In addition, prior to August 17, 2023, the respective chairs of the Audit and Compensation Committees and the Lead Independent Director (which is no longer a position) received additional cash compensation for serving in such positions. The position of lead independent director and all such additional fees for serving on committees ceased on August 17, 2023. Each of the outside directors has also been granted from time-to-time equity awards under the Company’s equity compensation plans, most recently in August 2023. For the most recent grant in August, 2023, the directors were granted stock unit awards that will vest in full on the first anniversary date of the date of grant. Any unvested stock unit awards or options generally terminate upon the cessation of a recipient’s service as a member of the Board of Directors, subject to partial or full vesting in the case of termination on account of death or permanent disability. In the event of a change in control of the Company (as defined in the stock unit award agreement evidencing the award) the stock unit awards become fully vested immediately prior to the effective date of such change in control.

The following table shows, for the fiscal year ended December 31, 2023, the compensation paid by the Company or accrued for such year, to the Company’s non-employee directors. The compensation paid to Raymond C. Kubacki for his service as Chairman, Chief Executive Officer and President, and as a consultant, and as of August 17, 2023 to Mr. Hullinger for his service as Chief Executive Officer and President is reported in the Summary Compensation Table under the caption “Executive Compensation” below.

Director Compensation for Fiscal Year Ended December 31, 2023

(a)	(b)	(c)		(d)		(e)	(f)
Name	Fees Earned or Paid in Cash	Stock Awards	(1)	Option Awards	(1)	All other Compensation(4)	Total
Robyn C. Davis	$ 47,500	$ 69,275	(2)	$ -	(3)	$ -	$ 116,775
Peter H. Kamin	$ 47,500	$ 22,500	(2)	$ -	(3)	$ -	$ 70,000
Darius G. Nevin	$ 47,500	$ 22,500	(2)	$ -	(3)	$ -	$ 70,000
Andrew M. Reynolds	$ 47,500	$ 38,540	(2)	$ -	(3)	$ -	$ 86,040
Fred J. Weinert*	$ 66,250	$ 63,365	(2)	$ -	(3)	$ -	$ 129,615

* Director Fred J. Weinert retired from the Board of Directors on August 17, 2023, but served as a consultant to the Company through the end of November, 2023

(1)	The amounts in columns (c) and (d) reflect the grant date fair values of awards and options to the named individuals in 2023.

(2)

As of December 31, 2023, the number of shares underlying unvested stock unit awards held by the non-employee directors was as follows: Ms. Davis: 20,000, of which 6,000 shares vest on April 30, 2024, and the balance vest on August 17, 2024; Mr. Kamin: 18,500, of which 4,500 vest on August 12, 2024, and the balance vest on August 17, 2024; Mr. Nevin: 18,500, of which 4,500 vest on August 12, 2024, and the balance vest on August 17, 2024; Mr. Reynolds: 21,000, of which 1,000 vest on April 4, 2024, 6,000 vest on April 30, 2024, and 14,000 vest on August 17, 2024; Mr. Weinert: 0.

(3)

As of December 31, 2023, the number of shares underlying non-qualified stock options held by the non-employee directors was as follows: Mr. Weinert (who retired in 2023): 81,500 (all of which expired on January 31, 2024).

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

Throughout this annual report the individuals who served as the Company’s Chief Executive Officer during fiscal 2023, as well as those individuals who were the Company’s two most highly compensated executive officers other than the Chief Executive Officer, plus two additional individuals who were formerly named executive officers, but were no longer employed as of December 31, 2023, are included in the Summary Compensation Table below and are referred to as the “named executive officers”.

Summary of Cash and Certain Other Compensation

The following tables show the total compensation earned by the named executive officers during the years ended December 31, 2023 and 2022, and outstanding equity awards held by the named executive officers as of December 31, 2023.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Position	Year	Salary	Bonus (3)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (4)	Total
Brian Hullinger(1) CEO, & President	2023	$ 125,558	$ 25,000	-	$ 612,000	-	-	-	$ 762,558
	2022	-	-	-	-	-	-	-	-
Raymond C. Kubacki(2) Former Chairman, CEO, & President	2023	$ 361,431	-	$ 52,595	-	-	-	$ 205,880	$ 619,906
	2022	$ 470,138	-	$ 130,200	-	-	-	-	$ 600,338
Shannon Shoemaker(1) Chief Revenue Officer	2023	$ 62,608	-	-	$ 198,800	-	-	-	$ 261,408
	2022	-	-	-	-	-	-	-	-
Daniella Mehalik(1) Vice President - Finance	2023	$ 11,939	-	-	-	-	-	-	$ 11,939
	2022	-	-	-	-	-	-	-	-
Charles M. Doucot(2) Former Executive Vice President	2023	$ 181,625	$ 28,138	$ 11,630	-	-	-	$ 74,675	$ 296,068
	2022	$ 282,896	$ 15,000	$ 71,610	-	-	-	-	$ 369,506
Michael I. Schaffer(2) Former Vice President, Laboratory Operations	2023	$ 252,503	$ 2,700	$ 11,630	-	-	-	$ 10,300	$ 277,133
	2022	$ 258,456	$ 2,700	$ 32,550	-	-	-	-	$ 293,706

(1)	Mr. Hullinger and Mses. Shoemaker and Mehalik commenced employment with the Company on August 17, 2023, September 1, 2023, and November 27, 2023, respectively.

(2)

Messrs. Kubacki, Doucot and Schaffer were employed by the Company through August 17, 2023, September 15, 2023, and November 3, 2023, respectively. In addition, Mr. Kubacki served as a consultant to the Company through September 14, 2023.

(3)

The amounts in column (d) reflect cash bonus awards made to the named executive officers based on achievement of certain financial and individual objectives, as described in more detail herein under the heading “Incentive Cash Bonus Compensation”.

(4)

The amounts shown in column (i) reflect; (a) for each named executive officer matching contributions allocated by the Company to each of the named executive officers during the applicable year pursuant to the Company’s 401(k) Plan (which is more fully described herein under the heading “Retirement and Other Benefits”); and (b) for Mr. Kubaki consulting fees paid to him following his retirement and the cost of acceleration of his stock unit awards upon his retirement. The amount of perquisites attributable to each named executive officer did not exceed $10,000 in either 2022 or 2023.

Employment Contracts

On July 12, 2023, the Company entered into an employment agreement with Mr. Hullinger, President and Chief Executive Officer and a member of the Board of Directors. The employment agreement is terminable by either party at any time, as provided below. The employment agreement provides that Mr. Hullinger will receive an annual salary of $375,000 and consideration for discretionary bonuses including a bonus for 2023 in the amount of $71,315. Mr. Hullinger was also paid a signing bonus of $25,000.

Mr. Hullinger’s employment agreement prohibits him from competing with the Company for a period of twelve months following the termination of his employment for any reason. The employment agreement provides Mr. Hullinger with certain other benefits, including the opportunity to participate in our stock plans, fringe benefit plans and other employment benefits.

Under the terms of his employment agreement, if (i) if the Company terminates Mr. Hullinger’s employment without Cause (as defined in the agreement), or (ii) Mr. Hullinger terminates his employment for Good Reason (as defined in the agreement), then the Company is required to pay Mr. Hullinger a lump sum amount equal to one times his then current annual salary and continuation of health insurance coverage for up to 12 months. If such termination takes place within three months prior to or twelve months following a Corporate Event (as defined in the agreement) then Mr. Hullinger’s time-based equity awards will also be accelerated.

On September 1, 2023, the Company entered into an employment agreement with Ms. Shoemaker, Chief Revenue Officer. The employment agreement is terminable by either party at any time, as provided below. The employment agreement provides that Ms. Shoemaker will receive an annual salary of $250,000 and consideration for discretionary bonuses. A pro-rated bonus for 2023 in the amount of $12,500 was guaranteed and paid.

Ms. Shoemaker’s employment agreement prohibits her from competing with the Company for a period of twelve months following the termination of her employment for any reason. The employment agreement provides Ms. Shoemaker with certain other benefits, including the opportunity to participate in our stock plans, fringe benefit plans and other employment benefits.

Under the terms of her employment agreement, if (i) if the Company terminates Ms. Shoemaker’s employment without Cause (as defined in the agreement), or (ii) Ms. Shoemaker terminates her employment for Good Reason (as defined in the agreement), then the Company is required to pay Ms. Shoemaker a lump sum amount equal to one-half of her then current annual salary and continuation of health insurance coverage for up to 6 months. If such termination takes place within three months prior to or twelve months following a Corporate Event (as defined in the agreement) then Ms. Shoemaker’s time-based equity awards will also be accelerated.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Brian Hullinger	-	100,000	200,000	$4.64	08/17/33	-	-	-	-
Raymond C. Kubacki	-	-	-	-	-	-	-	-	-
Shannon Shoemaker	-	40,000	80,000	$3.66	9/20/33	-	-	-	-
Daniella Mehalik	-	-	-	-	-	-	-	-	-
Charles M. Doucot	-	-	-	-	-	-	-	-	-
Michael I. Schaffer	-	-	-	-	-	-	-	-	-

(1)	Based on closing price of $2.96 per share on December 31, 2023 on the Nasdaq Stock Market.

Potential Payments upon Termination and Change in Control

Under the terms of Brian Hullinger’s employment agreement, if (i) the Company terminates Mr. Hullinger’s employment without Cause (as defined in the agreement), (ii) Mr. Hullinger terminates his employment with the Company for Good Reason (as defined in the agreement), in either case within a period of three months prior to or twelve months following a Corporate Event (as defined in the agreement), including a change in control, then the Company is required to pay Mr. Hullinger a lump sum amount equal to one times his then annual compensation. Additionally, he would also be entitled to extended health insurance benefits for a period of up to twelve months and acceleration of any time-vested stock options.

Under the terms of Shannon Shoemaker’s employment agreement, if (i) the Company terminates Ms. Shoemaker’s employment without Cause (as defined in the agreement), (ii) Ms. Shoemaker terminates her employment with the Company for Good Reason (as defined in the agreement), in either case within a period of three months prior to or twelve months following a Change in Control (as defined in the agreement), then the Company is required to pay Ms. Shoemaker a lump sum amount equal to one-half of her then annual compensation. Additionally, she would also be entitled to extended health insurance benefits for a period of up to six months and acceleration of any time-vested stock options.

Equity Compensation Plan Information

The following table provides information as of December 31, 2023, with respect to shares of the Company’s common stock that were issuable under the Company’s 2006 Incentive Plan (the “2006 Incentive Plan”).

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities that Remained Available for Future Issuance
Equity compensation plans approved by security holders	352,250	(1)	$8.68	(3)	575,727
Equity compensation plans not approved by security holders	300,000	(2)	$4.64		-
Total	652,250		$6.32	(3)	575,727

(1)	This amount includes 212,500 shares subject to outstanding stock options with a weighted average remaining contractual term of 6.7 years and 139,750 shares subject to outstanding stock unit awards.
(2)	This amount includes 300,000 shares subject to outstanding stock options with a weighted average remaining contractual term of 9.6 years.
(3)	The weighted-average exercise price information does not include any outstanding stock unit awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows, as of March 25, 2024, the number of shares beneficially owned (i) by those stockholders who are known to the Company to own beneficially more than five percent of the outstanding Common Stock of the Company, (including their addresses) (ii) by each director and nominee for director of the Company, (iii) by each named executive officer, and (iv) by all current directors and executive officers as a group.

Name	Amount and Nature of Beneficial Ownership (1)	Percentage Owned (2)

Peter H. Kamin	647,737 (3)	11.2%
5220 Spring Valley Road, Suite 230
Dallas, TX 75254

R. Adam Lindsay Powell Anderson Capital LP Powell Amderson Capital Partners LLC	323,500 (4)	5.6%
5532 Lillehammer Land, Suite 200
Park City, UT 84098

Raymond C. Kubacki	246,737 (5)	4.2%
Brian Hullinger	0	*
Robyn C. Davis	25,000 (6)	*
Andrew M. Reynolds	14,000 (6)	*
Darius G. Nevin	29,681	*
Shannon Shoemaker	0	*
Daniella Mehalik	0	*
Charles M. Doucot	0	*
Michael Schaffer	26,989	*

All Current Executive Officers and Directors (7 persons)	716,418 (7)	12.3%

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

(3)

Based on a Statement of Changes in Beneficial Ownership on Form 4 filed by Peter H. Kamin on August 21, 2023, includes 365,726 shares held by Mr. Kamin as trustee of certain trusts and 44,980 shares held by a limited partnership of which Mr. Kamin serves as general partner.

(4)

Based on the statement on Schedule 13G filed on December 14, 2023, R. Adam Lindsay has sole voting and dispositive power over 11,301 shares of Common Stock and shared voting and dispositive power over 312,199 shares of capital stock; Power Anderson Capital LP has sole voting and dispositive power over 0 shares of Common Stock and shared voting and dispositive power over 312,199 shares of capital stock; and Powell Anderson Capital Partners LLC has sole voting and dispositive power over 0 shares of Common Stock and shared voting and dispositive power over 312,199 shares of capital stock.

(5)	Based on the statement on Schedule 13G/A filed on February 2, 2024, Mr. Kubacki has sole voting and dispositive power over 246,737 shares of Common Stock

(6)

Includes the following number of shares of Common Stock which the individual had the right to receive within 60 days pursuant to the vesting of stock unit awards; Mr. Reynolds –7,000; and Ms. Davis –6,000.

(7)	Includes 13,000 shares which were issuable to directors within 60 days pursuant to the vesting of stock unit awards.

Item 13. Certain Relationships and Related Transactions and Director Independence

Under the rules of the Nasdaq Stock Market, a majority of the directors and all of the members of the Audit Committee must qualify as independent directors. The Board of Directors of the Company conducts an annual review of the independence of the members of the Board and its committees. Four of our five directors are nonemployee directors (all except Mr. Hullinger). Although the Board has not adopted categorical standards of materiality for independence purposes (other than those set forth in Securities and Exchange Commission Regulations and the Nasdaq Stock Market listing standards), information provided by the directors and the Company did not indicate any relationships (e.g., commercial, industrial, banking, consulting, legal, accounting, charitable, or familial), which would impair the independence of any of the nonemployee directors.

The Board of Directors has adopted a policy whereby the Company’s Audit Committee is responsible for reviewing any proposed related party transaction. The types of transactions covered by the policy include payments for products or services to or indebtedness to or from, related parties, as defined in Item 404(b) of Regulation S-K under the federal securities laws. The Audit Committee has determined that there were no related party transactions with any related party in fiscal 2023 that would require disclosure under Item 404(a) of Regulation S-K.

Item 14. Principal Accounting Fees and Services

The following table presents fees paid or payable to BDO USA, P.C. for services attributable to fiscal years 2023 and 2022:

	Fiscal Year
	2023	2022
Audit Fees (1)	$491,753	$440,861
Audit-Related Fees (2)	25,346	23,873
Tax Fees (3)	53,182	57,593
Total	$570,281	$522,327

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

PSYCHEMEDICS CORPORATION

Date: March 28, 2024	By:	/s/ BRIAN HULLINGER Brian Hullinger President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ BRIAN HULLINGER Brian Hullinger	President and Chief Executive Officer, Director (Principal Executive Officer)	March 28, 2024

/s/ DANIELLA MEHALIK Daniella Mehalik	Vice President of Finance (Principal Financial and Accounting Officer)	March 28, 2024

ROBYN C. DAVIS* Robyn C. Davis	Director

PETER H. KAMIN* Peter H. Kamin	Director

DARIUS G. NEVIN* Darius G. Nevin	Director

ANDREW M. REYNOLDS* Andrew M. Reynolds	Director

*By: /s/ BRIAN HULLINGER Brian Hullinger	Attorney-in-Fact	March 28, 2024

EXHIBIT INDEX

Exhibit Number	Description
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

10.2.8	Eighth Amendment to Lease dated March 20, 2022, with Mitchell H. Hersch, et.al. California — Supersedes the Seventh amendment in its entirety (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022)
10.3*	2006 Incentive Plan, as amended — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2021).
10.4*	Form of Stock Unit Award used with employees and consultants under the 2006 Incentive Plan — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2016).
10.5*	Form of Stock Unit Award used with non-employee directors under the 2006 Equity Incentive Plan — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2016).
10.6*	Form of Incentive Stock Option Agreement used with employees under the 2006 Incentive Plan (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2016)
10.7*

Form of Non Qualified Stock Option Agreement used with employees and consultants under the 2006 Incentive Plan (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2016)

10.8*

Form of Non Qualified Stock Option Agreement used with non-employee directors under the 2006 Incentive Plan (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2016)

10.9

Lease dated July 29, 2019, with Culver City/Hannum, LLC with respect to 5750 Hannum premises in Culver City, CA — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)

10.10

Loan agreement dated March 20, 2014, with Banc of America Leasing and Capital, LLC — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)

10.10.1

Letter Agreement dated September 15, 2015, with Banc of America Leasing and Capital, LLC, together with Equipment Security Note dated September 15, 2015 and Proposal Letter dated August 19, 2015 — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

10.10.2

Letter Agreement dated October 30, 2017, with Banc of America Leasing and Capital, LLC, together with Equipment Security Note dated November 10, 2017 — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017)

10.10.3

Letter Agreement dated December 3, 2019, with Banc of America Leasing and Capital, LLC, together with Equipment Security Note dated December 4, 2019 — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019)

10.10.4

Conditional Waiver and Amendment No 1. To Master Loan and Security Agreement dated November 4, 2020, with Banc of America Leasing & Capital, LLC — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 9, 2020)

10.10.5

Conditional Waiver dated March 19, 2021, and Amendment Number 002 dated March 23, 2021 to Master Loan and Security Agreement Amendment dated March 19, 2014 between Banc of America Leasing & Capital, LLC and Psychemedics Corporation — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 23, 2021)

10.11	Form of Indemnification Agreement with Directors and Executive Officers of the Company*
10.12*	Employment Offer letter dated July 12, 2023 with Brian Hullinger – (incorporated by reference from Registrant’s Current Report on Form 8-K filed on July 14, 2023)
10.13

Confidential Settlement Agreement And Release dated July 17, 2023, by and between Transportation Insight, LLC and Psychemedics Corporation (incorporated by reference from Registrant’s Current Report on Form 8-K filed on July 21, 2023)

10.14*	Form of Time Based Inducement Stock Option Agreement with Chief Executive Officer – (incorporated by reference from Registrant’s Current Report on Form 8-K filed on August 21, 2023)
10.15*	Form of Performance-based Inducement Stock Option Agreement with Chief Executive Officer – (incorporated by reference from Registrant’s Current Report on Form 8-K filed on August 21, 2023)
10.16*	Employment Offer letter dated September 1, 2023 with Shannon Shoemaker
10.17*	Form of Time Based Stock Option Agreement with Employees under 2006 Incentive Plan
10.18*	Form of Performance-based Stock Option Agreement with Employees under 2006 Incentive Plan
21.1	Subsidiaries of the Registrant
23.1	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm
24	Power of Attorney
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Vice President – Finance Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Vice President – Finance Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Clawback Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management compensation plan or arrangement

P	Indicates a filing submitted in paper