Form 10-Q
period 2024-03-31
PSYCHEMEDICS CORP
filed 2024-05-14
CIK 806517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
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

The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at May 10, 2024, was 5,805,611.

PSYCHEMEDICS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(UNAUDITED)

	March 31,	December 31,
	2024	2023

ASSETS
Current Assets:
Cash and cash equivalents	$1,421	$1,964
Accounts receivable, net of allowance for credit losses of $58 at March 31, 2024, and $64 at December 31, 2023	3,883	3,687
Prepaid expenses and other current assets	870	1,136
Income tax receivable	13	18

Total Current Assets	6,187	6,805

Fixed assets, net of accumulated amortization and depreciation of $23,943 at March 31, 2024, and $23,633 at December 31, 2023	2,759	3,061
Other assets	608	632
Operating lease right-of-use assets	1,598	1,828

Total Assets	$11,152	$12,326

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$1,131	$752
Accrued expenses	1,780	2,604
Equipment financing debt	230	305
Current portion of operating lease liabilities	1,043	1,048

Total Current Liabilities	4,184	4,709

Long-term portion of operating lease liabilities	687	945
Total Liabilities	4,871	5,654

Commitments and Contingencies (Note 6)

Shareholders' Equity:
Preferred stock, $0.005 par value, 873 shares authorized, no shares issued or outstanding
Common stock, $0.005 par value; 50,000 shares authorized; 6,474 and 6,474 shares issued and 5,806 and 5,806 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	32	32
Additional paid-in capital	35,426	35,129
Accumulated deficit	(17,461)	(16,773))
Less - Treasury stock, at cost, 668 shares	(10,082)	(10,082))
Accumulated other comprehensive loss	(1,634)	(1,634))

Total Shareholders' Equity	6,281	6,672

Total Liabilities and Shareholders' Equity	$11,152	$12,326

See accompanying notes to unaudited condensed consolidated financial statements.

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023

Revenues	$5,357	$5,859
Cost of revenues	3,235	3,654

Gross profit	2,122	2,205

Operating expenses:
General & administrative	1,788	1,646
Marketing & selling	692	789
Research & development	209	298

Total Operating expenses	2,689	2,733

Operating loss	(567)	(528)

Other income (expense):
Settlement	(2)	-
Other	(3)	(5)

Total other income (expense), net	(5)	(5)

Loss before provision for (benefit from) income taxes	(572)	(533)

Provision for (benefit from) income taxes	116	(149)

Net loss	$(688)	$(384)

Basic and diluted net loss per share	$(0.12)	$(0.07)
Weighted average common shares outstanding, basic and diluted	5,806	5,685

See accompanying notes to unaudited condensed consolidated financial statements.

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)

(UNAUDITED)

	Common Stock, $0.005 par value		Additional				Accumulated
	Common Shares	Common	Paid-In	Treasury Stock		Accumulated	Other
	Outstanding	Stock	Capital	Shares	Cost	Deficit	Comprehensive Loss	Total
BALANCE, December 31, 2023	6,474	$32	$35,129	668	$(10,082)	$(16,773)	$(1,634)	$6,672
Stock-based compensation	-	-	297	-	-	-	-	297
Net loss	-	-	-	-	-	(688)	-	(688)
BALANCE, March 31, 2024	6,474	$32	$35,426	668	$(10,082)	$(17,461)	$(1,634)	$6,281

	Common Stock, $0.005 par value		Additional				Accumulated
	Common Shares	Common	Paid-In	Treasury Stock		Accumulated	Other
	Outstanding	Stock	Capital	Shares	Cost	Deficit	Comprehensive Loss	Total
BALANCE, December 31, 2022	6,349	$32	$34,275	668	$(10,082)	$(11,820)	$(1,634)	$10,771
Shares issued – vested	5	-	-	-	-	-	-	-
Stock-based compensation	-	-	177	-	-	-	-	177
Cash dividends ($0.07 per share)	-	-	-	-	-	(398)	-	(398)
Net loss	-	-	-	-	-	(384)	-	(384)
BALANCE, March 31, 2023	6,354	$32	$34,452	668	$(10,082)	$(12,602)	$(1,634)	$10,166

See accompanying notes to unaudited condensed consolidated financial statements.

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(688)	$(384)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	321	479
ROU asset amortization	230	235
Deferred income taxes	-	(159)
Stock-based compensation	297	177
Changes in operating assets and liabilities:
Accounts receivable	(196)	(319)
Prepaid expenses and other current assets	266	48
Income tax receivable	5	330

Accounts payable	379	337
Operating lease liabilities	(263)	(264)
Accrued expenses	(824)	(705)
Net cash used in operating activities	(473)	(225)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	-	(20)
Cost of internally developed software	(8)	(21)
Other assets	13	(32)
Net cash provided by (used in) investing activities	5	(73)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of equipment financing	(75)	(72)
Net cash used in financing activities	(75)	(72)

Net decrease in cash and cash equivalents	(543)	(370)
Cash and cash equivalents, beginning of period	1,964	4,750
Cash and cash equivalents, end of period	$1,421	$4,380

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4	$5
Cash paid for operating leases	$287	$291
Right-of-use assets acquired through operating leases	$-	$86

See accompanying notes to unaudited condensed consolidated financial statements.

PSYCHEMEDICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.    Basis of Presentation

The interim condensed consolidated financial statements of Psychemedics Corporation (the “Company”) presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2023, included in the Company's 2023 Annual Report on Form 10-K (“10-K”), as filed with the SEC.

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of results for these interim periods. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. The condensed consolidated balance sheet as of December 31, 2023, has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm, but does not include all the information and footnotes required for complete annual financial statements. The Company’s comprehensive (loss)/income is equal to its net (loss)/income for all periods presented.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended March 31, 2024, may not be indicative of the results that may be expected for the year ending December 31, 2024, or any other period.

Unless the context requires otherwise, the terms “we”, “us”, “our”, or “the Company” refer to Psychemedics Corporation and its wholly-owned consolidated subsidiaries.

2.    Financial Information

Liquidity and Management’s Plans

At March 31, 2024, our principal sources of liquidity from operations included $1.4 million of cash on hand. As of the date of this report, management currently believes that such funds, together with future operating profits, should be adequate to fund anticipated working capital requirements, including debt obligations, and capital expenditures for at least the next 12 months. However, the terms of our existing equipment financing do not provide for future borrowings, and we have no existing line of credit or other fixed source of capital reserves. Depending upon our results of operations, our future capital needs, and available marketing opportunities, we may be required to seek various financing sources to raise additional funds. Such sources could include but are not limited to, issuance of common stock or debt financing, lines of credit, equipment leasing or a strategic transaction; although there is no assurance that such financings will be available to us on terms we deem acceptable, if at all. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations would be materially adversely affected.

Accounts Receivable

The Company believes its allowance for credit losses related to its accounts receivable remained adequate as of March 31, 2024. We maintain an allowance for credit losses based on management’s assessment of the collectability of our customer accounts by reviewing customer payment patterns and other relevant factors. We review the adequacy of the allowance for credit losses on a quarterly basis and adjust the balance as determined necessary. Write-offs are recorded at the time a customer account is deemed uncollectable.

Recent Accounting Pronouncements

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

3.    Stock-Based Compensation

The Company’s 2006 Incentive Plan (the “Plan”) provides for cash-based awards or the grant or issuance of stock-based awards. As of March 31, 2024, 513 thousand shares remained available for future grant under the Plan.

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). The compensation cost charged against income is included in cost of revenues and operating expenses as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Stock-based compensation related to:
Stock option grants	$131	$20
Stock unit awards	166	157
Total stock-based compensation	$297	$177

There was no income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation arrangements for the three months ended March 31, 2024, and 2023.

A summary of the Company’s stock option activity for the three months ended March 31, 2024, is as follows (in thousands except per share amounts and years):

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Life	Intrinsic
	Shares	Per Share	(years)	Value (1)
Outstanding, December 31, 2023	512	$6.32	8.7	-
Granted	105	3.40
Canceled	(42)	15.12
Outstanding, March 31, 2024	575	5.14	9.0	-

Exercisable, March 31, 2024	50	$15.42	3.9	-

(1)	Intrinsic value is calculated based on the amount by which the closing market value of the Company’s stock exceeded the exercise price of the underlying options, multiplied by the number of shares.

A summary of the Company’s stock unit award (“SUA”) activity for the three months ended March 31, 2024, is as follows (in thousands except per share amounts):

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share

Outstanding & Unvested, December 31, 2023	140	$5.23
Granted	-
Converted to common stock	-
Cancelled	-
Forfeited	-
Outstanding & Unvested, March 31, 2024	140	5.23

As of March 31, 2024, the unamortized fair value of awards relating to outstanding SUAs and options was $1.0 million, which is expected to be amortized over a weighted average period of 3.9 years.

4.    Income Taxes

Our effective tax rate for the three months ended March 31, 2024, differs from the statutory rate primarily due to a valuation allowance recorded against our U.S. federal and state deferred tax assets. We recorded a full valuation allowance on our net deferred tax assets based on an assessment of available positive and negative evidence, including being in a three-year cumulative loss position in the U.S., projections of future taxable income, and other quantitative and qualitative information. We intend to maintain a full valuation allowance on our U.S. federal and state net deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of the valuation allowance.

5.    Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and stock unit awards, that would result in the issuance of incremental shares of common stock.  In computing the basic and diluted net loss per share, the weighted average number of shares remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation as the impact is anti-dilutive.

The following potentially dilutive securities outstanding as of March 31, 2024 and 2023 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	March 31
	2024	2023
Options	575	402
SUAs	140	222
Total	715	624

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

Settlements

As previously reported in the 10-K, as of December 31, 2023, we paid $334 thousand in connection with a previously disclosed contract dispute regarding strategic negotiations with a shipping carrier. The remaining balance of $167 thousand, due on or before December 31, 2024, is included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

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

As of March 31, 2024, the Company recognized a Right-Of-Use (“ROU”) asset of $1.6 million and an operating lease liability of $1.7 million based on the net present value of the minimum lease payments. The weighted average discount rate used for leases as of March 31, 2024, is 3.9%. The weighted average lease term as of March 31, 2024, is 2.9 years. The operating lease expense for the three months ended March 31, 2024, was $248 thousand.

8.    Debt

On March 20, 2014, the Company entered into an equipment financing arrangement (“Loan Agreement”) with Banc of America Leasing & Capital LLC, which it amended on August 8, 2014, September 15, 2015, October 30, 2017, and December 2, 2019. The terms of the arrangement are detailed in the 10-K.

The weighted average interest rate on outstanding debt under the Loan Agreement was 3.8% for the three ended March 31, 2024. The interest expense was $4 thousand for the three months ended March 31, 2024. We were not in compliance with the fixed charge coverage ratio as of March 31, 2024. Subsequent to March 31, 2024, we received a waiver from the lender.

9.    Revenue

The table below disaggregates our external revenue by major source (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Testing	$4,540	$4,938
Shipping/Collection (hair)	785	898
Other	32	23
Total Revenue	$5,357	$5,859

10.    Significant Customers

The Company had no customers that represented over 10% of revenue during either of the three-month periods ended March 31, 2024, or 2023. We had two customers that represented 31% and 17%, respectively, of the total accounts receivable balance as of March 31, 2024, and one customer that represented 16% of the total accounts receivable balance as of March 31, 2023.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company or statements made by its employees may contain forward-looking information that involves risks and uncertainties. In particular, statements contained in this report that are not historical facts (including but not limited to statements concerning earnings, earnings per share, revenues, cash flows, dividends, future business, growth opportunities, profitability, pricing, new accounts, customer base, market share, test volume, sales and marketing strategies, market demand for drug testing services in the U.S. and foreign drug testing laws and regulations, required investments in plant, equipment and people and new test development) may be “forward looking” statements. Actual results may differ from those stated in any forward-looking statements. Factors that may cause such differences include but are not limited to risks associated with the changes in U.S. and foreign government regulations, FDA regulations, R&D spending, competition (including, without limitation, competition from other companies pursuing the same growth opportunities), the Company’s ability to maintain its reputation and brand image, the ability of the Company to achieve its business plans, cost controls, the continued labor shortage, leveraging of its global operating platform, risks of information technology system failures and data security breaches, the uncertain global economy, the Company’s ability to attract, develop and retain executives and other qualified employees and independent contractors, including distributors, the Company’s ability to obtain and protect intellectual property rights, litigation risks, and general economic conditions.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent the Company’s estimates and assumptions only as of the filing date of this Report. The Company expressly disclaims any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the filing date of this Report in order to reflect changes in circumstances or expectations, or the occurrence of unanticipated events, except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” set forth in Part I Item 1A of the 10-K, as well as the risks and uncertainties discussed elsewhere in this Report. The Company qualifies all of its forward-looking statements with these cautionary statements. The Company cautions you that these risks are not exhaustive. The Company operates in a continually changing business environment and new risks emerge from time to time.

RESULTS OF OPERATIONS

Revenue decreased 9% for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to a decrease in volumes from the Company’s base business. The Company’s revenues were impacted by lower volumes from customers experiencing the effects of the general economic conditions, continued labor shortage related to hiring and changing customer priorities.

Gross profit decreased 4% to $2.1 million for the three months ended March 31, 2024, compared to $2.2 million for the same period in 2023. Cost of revenues decreased by $0.4 million or 11% for the three months ended March 31, 2024, compared to the same period in 2023. Gross profit percentage was 39.6% for the three months ended March 31, 2024, compared to 37.6% the same period in 2023.  The increase was primarily due to cost reduction programs for the three months ended March 31, 2024.

General and administrative (“G&A”) expenses increased 9% or $0.1 million to $1.8 million for the three months ended March 31, 2024, compared to $1.6 million for the same period in 2023. As a percentage of revenue, G&A expenses were 33% and 28% for the three months ended March 31, 2024, and 2023, respectively. The increase in G&A expenses for the three months ended March 31, 2024, was primarily due to higher costs associated with legal, accounting and consulting fees.

Marketing and selling expenses decreased 12% or $0.1 million to $0.7 million for the three months ended March 31, 2024, compared to $0.8 million for the same period in 2023. Total marketing and selling expenses represented 13% of revenue for both the three months ended March 31, 2024, and 2023. The decrease in marketing and selling was primarily driven by lower personnel costs.

Research and development (“R&D”) expenses decreased 30% or $0.1 million to $0.2 million for the three months ended March 31, 2024, compared to $0.3 million for the same period in 2023. R&D expenses represented 4% and 5% of revenue for the three months ended March 31, 2024, and 2023, respectively. The decrease in research and development was primarily driven by lower personnel costs.

Provision for (benefit from) income taxes consisted primarily of federal and state income taxes in the United States. We estimate income taxes in each of the jurisdictions in which we operate. During the three months ended March 31, 2024, the Company recorded a tax provision of $0.1 million (effective tax rate of 20.2%) and a tax benefit of $149 thousand (effective tax rate of 28%) for the comparable period in 2023.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2024, the Company had approximately $1.4 million of cash and cash equivalents. The Company's operating activities used net cash of $0.5 million for the three months ended March 31, 2024. Investing activities used $5 thousand of net cash while financing activities used $75 thousand of net cash for the three months ended March 31, 2024.

Cash used in operating activities of $0.5 million reflected net loss of $0.7 million adjusted for depreciation and amortization of $0.3 million, ROU asset amortization of $0.2 million and stock-based compensation of $0.3 million offset by a net change in operating assets and liabilities of $0.8 million.

Cash used in investing activities of $5 thousand was primarily related to the cost of internally developed software.

Cash used in financing activities of $75 thousand  was primarily related to payments on equipment debt financing.

Contractual obligations and other commercial commitments as of March 31, 2024, included legal settlement commitments, operating lease commitments, and outstanding debt, described in Notes 6, 7, and 8, respectively of the Notes to Condensed Consolidated Financial Statements.

While management currently believes that its existing funds and cash flow from operations should be adequate to fund the Company’s business for at least the next 12 months, adverse economic conditions could negatively affect the Company’s future operating results and cash flows. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include but are not limited to, issuance of common stock or debt financing, lines of credit, or equipment leasing, although there is no assurance that such financings will be available to the Company on terms it deems acceptable, if at all.

Item 4. Controls and Procedures

As of the end of the period covered by this report (the “evaluation date”) the Company’s management under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Vice President of Finance performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Vice President of Finance concluded as of the evaluation date, that the Company’s disclosure controls and procedures were effective for ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that its disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2023, includes a discussion of our risk factors. There have been no material changes in the risk factors described in such report.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

There were no purchases of treasury stock in the first three months of 2024.

Item 6. Exhibits

10.1	Ninth Amendment to Lease dated March 29, 2024, with Mitchell H. Hersch, et.al. California — Supersedes the Eighth amendment in its entirety
31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Vice President of Finance Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSYCHEMEDICS CORPORATION

Date: May 14, 2024	By: /s/ Brian Hullinger
Brian Hullinger
President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2024	By: /s/ Daniella Mehalik
Daniella Mehalik
Vice President of Finance (Principal Financial and Accounting Officer)