Form 10-Q
period 2024-06-30
PSYCHEMEDICS CORP
filed 2024-08-13
CIK 806517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
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

The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at August 5, 2024, was 5,824,036.

PSYCHEMEDICS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(UNAUDITED)

	June 30,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$1,434	$1,964
Accounts receivable, net of allowance for credit losses of $51 at June 30, 2024, and $64 at December 31, 2023	3,058	3,687
Prepaid expenses and other current assets	1,503	1,136
Income tax receivable	16	18

Total Current Assets	6,011	6,805

Fixed assets, net of accumulated amortization and depreciation of $21,682 at June 30, 2024, and $23,633 at December 31, 2023	2,505	3,061
Other assets	531	632
Operating lease right-of-use assets, net	1,066	1,828

Total Assets	$10,113	$12,326

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$662	$752
Accrued expenses	1,842	2,604
Insurance note payable	627	-
Equipment financing debt	154	305
Current portion of operating lease liabilities	464	1,048

Total Current Liabilities	3,749	4,709

Long-term portion of operating lease liabilities	623	945
Total Liabilities	4,372	5,654

Commitments and Contingencies (Note 6)

Shareholders' Equity:
Preferred stock, $0.005 par value, 873 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.005 par value; 50,000 shares authorized; 6,492 and 6,474 shares issued and 5,824 and 5,806 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	32	32
Additional paid-in capital	35,713	35,129
Accumulated deficit	(18,288)	(16,773)
Less - Treasury stock, at cost, 668 shares	(10,082)	(10,082)
Accumulated other comprehensive loss	(1,634)	(1,634)

Total Shareholders' Equity	5,741	6,672

Total Liabilities and Shareholders' Equity	$10,113	$12,326

See accompanying notes to unaudited condensed consolidated financial statements.

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenues	$4,728	$5,537	$10,085	$11,396
Cost of revenues	3,176	3,478	6,411	7,132

Gross profit	1,552	2,059	3,674	4,264

Operating expenses:
General & administrative	1,591	1,444	3,379	3,090
Marketing & selling	671	746	1,363	1,535
Research & development	189	286	398	584

Total Operating expenses	2,451	2,476	5,140	5,209

Operating loss	(899)	(417)	(1,466)	(945)

Other income (expense):
Settlements	-	(500)	(2)	(500)
Other income (expense)	1	(5)	(2)	(10)

Total other income (expense)	1	(505)	(4)	(510)

Loss before provision (benefit from) income taxes	(898)	(922)	(1,470)	(1,455)

Provision for (benefit from) income taxes	(71)	(196)	45	(345)

Net loss	$(827)	$(726)	$(1,515)	$(1,110)

Basic and Diluted net loss per share	$(0.14)	$(0.13)	$(0.26)	$(0.19)

Weighted average common shares outstanding, basic and diluted	5,817	5,714	5,811	5,699

See accompanying notes to unaudited condensed consolidated financial statements.

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)

(UNAUDITED)

For the Three Months Ended June 30, 2024

	Common Stock, $0.005 par value		Additional				Accumulated
	Common Shares	Common	Paid-In	Treasury Stock		Accumulated	Other
	Outstanding	Stock	Capital	Shares	Cost	Deficit	Comprehensive Loss	Total
BALANCE, March 31, 2024	6,474	$32	$35,426	668	$(10,082)	$(17,461)	$(1,634)	$6,281
Exercise of stock options	-	-	-	-	-	-	-	-
Shares issued – vested	18	-	12	-	-	-	-	12
Stock-based compensation	-	-	275	-	-	-	-	275
Net loss	-	-	-	-	-	(827)	-	(827)
BALANCE, June 30, 2024	6,492	$32	$35,713	668	$(10,082)	$(18,288)	$(1,634)	$5,741

For the Six Months Ended June 30, 2024

	Common Stock, $0.005 par value		Additional				Accumulated
	Common Shares	Common	Paid-In	Treasury Stock		Accumulated	Other
	Outstanding	Stock	Capital	Shares	Cost	Deficit	Comprehensive Loss	Total
BALANCE, December 31, 2023	6,474	$32	$35,129	668	$(10,082)	$(16,773)	$(1,634)	$6,672
Exercise of stock options	-	-	-	-	-	-	-	-
Shares issued – vested	18	-	12	-	-	-	-	12
Stock-based compensation	-	-	572	-	-	-	-	572
Net loss	-	-	-	-	-	(1,515)	-	(1,515)
BALANCE, June 30, 2024	6,492	$32	$35,713	668	$(10,082)	$(18,288)	$(1,634)	$5,741

See accompanying notes to unaudited condensed consolidated financial statements.

For the Three Months Ended June 30, 2023

	Common Stock, $0.005 par value		Additional				Accumulated
	Common Shares	Common	Paid-In	Treasury Stock		Accumulated	Other
	Outstanding	Stock	Capital	Shares	Cost	Deficit	Comprehensive Loss	Total
BALANCE, March 31, 2023	6,354	$32	$34,452	668	$(10,082)	$(12,602)	$(1,634)	$10,166
Shares issued – vested	57	-	(1)	-	-	-	-	56
Tax withholding related to vested shares from employee stock plans	-	-	(54)	-	-	-	-	(54)
Stock-based compensation	-	-	143	-	-	-	-	143
Cash dividends ($0.07 per share)	-	-	-	-	-	(401)	-	(401)
Net loss	-	-	-	-	-	(726)	-	(726)
BALANCE, June 30, 2023	6,411	$32	$34,540	668	$(10,082)	$(13,729)	$(1,634)	$9,127

For the Six Months Ended June 30, 2023

	Common Stock, $0.005 par value		Additional				Accumulated
	Common Shares	Common	Paid-In	Treasury Stock		Accumulated	Other
	Outstanding	Stock	Capital	Shares	Cost	Deficit	Comprehensive Loss	Total
BALANCE, December 31, 2022	6,349	$32	$34,275	668	$(10,082)	$(11,820)	$(1,634)	$10,771
Shares issued – vested	62	-	(1)	-	-	-	-	61
Tax withholding related to vested shares from employee stock plans	-	-	(54)	-	-	-	-	(54)
Stock-based compensation	-	-	320	-	-	-	-	320
Cash dividends ($0.07 per share)	-	-	-	-	-	(799)	-	(799)
Net loss	-	-	-	-	-	(1,110)	-	(1,110)
BALANCE, June 30, 2023	6,411	$32	$34,540	668	$(10,082)	$(13,729)	$(1,634)	$9,127

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,515)	$(1,110)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	625	943
ROU asset amortization	590	467
Deferred income taxes	-	(593)
Stock-based compensation	584	320
Changes in operating assets and liabilities:
Accounts receivable	629	(262)
Prepaid expenses and other current assets	318	(637)
Income tax receivable	2	330
Accounts payable	(90)	358
Operating lease liabilities	(734)	(528)
Accrued expenses	(762)	(472)
Net cash (used in) provided by operating activities	(353)	(1,184)

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets	79	(24)
Purchases of fixed assets	(24)	(20)
Cost of internally developed software	(23)	(77)
Net cash used in investing activities	32	(121)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment of financed insurance	(58)	-
Proceeds from issuance of stock, net of tax withholding	-	(55)
Payments of equipment debt financing	(151)	(146)
Cash dividends paid	-	(799)
Net cash used in financing activities	(209)	(1,000)

Net decrease in cash and cash equivalents	(530)	(2,305)
Cash and cash equivalents, beginning of period	1,964	4,750
Cash and cash equivalents, end of period	$1,434	$2,445

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7	$10
Cash paid for operating leases	$514	$583
Cash received on disposal on fully depreciated assets	$1	$-
Non-cash investing and financing activities:
Right-of-use assets acquired through operating leases	$-	$86
Prepaid insurance financed through note payable	$684	$-
Purchases of equipment through accounts payable and accrued liabilities	$12	$-

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended June 30, 2024, may not be indicative of the results that may be expected for the year ending December 31, 2024, or any other period.

Unless the context requires otherwise, the terms “we”, “us”, “our”, or “the Company” refer to Psychemedics Corporation and its wholly-owned consolidated subsidiaries.

2.	Financial Information

Liquidity and Management’s Plans

At June 30, 2024, our principal sources of liquidity from operations included $1.4 million of cash on hand. As of the date of this report, management currently believes that such funds, together with future operating profits, should be adequate to fund anticipated working capital requirements, including debt obligations, and capital expenditures for at least the next 12 months. However, the terms of our existing equipment financing do not provide for future borrowings, and we have no existing line of credit or other fixed source of capital reserves. Depending upon our results of operations, our future capital needs, and available marketing opportunities, we may be required to seek various financing sources to raise additional funds. Such sources could include but are not limited to, issuance of common stock or debt financing, lines of credit, equipment leasing or a strategic transaction; although there is no assurance that such financings will be available to us on terms we deem acceptable, if at all. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations would be materially adversely affected.

Accounts Receivable

The Company believes its allowance for credit losses related to its accounts receivable remained adequate as of June 30, 2024, due to the diversity of its large customer base. While the Company anticipates there could be an increase in the aging of its accounts receivable, the Company does not anticipate a significant increase in default risk.

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

The Company’s 2006 Incentive Plan (the “Plan”) and a separate individual equity compensation arrangement outside of the Plan provide for cash-based awards or the grant or issuance of stock-based awards. As of June 30, 2024, 527 thousand shares remained available for future grant under the Plan.

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). The compensation cost charged against income is included in cost of revenues and operating expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock-based compensation related to:
Stock option grants	169	14	336	34
Stock unit awards	106	129	236	286
Total	$275	$143	$572	$320

There was no income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation arrangements for the three and six months ended June 30, 2024 and 2023.

A summary of the Company’s stock option activity for the six months ended June 30, 2024, is as follows (in thousands except per share amounts and years):

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Life	Intrinsic
	Shares	Per Share	(years)	Value (1)
Outstanding, December 31, 2023	512	$6.32	8.7	-
Granted	105	3.40
Canceled	(50)	14.70
Forfeited	(1)	1.13
Outstanding, June 30, 2024	566	5.05	8.8	-

Exercisable, June 30, 2024	42	$15.96	3.5	-

(1)	Intrinsic value is calculated based on the amount by which the closing market value of the Company’s stock exceeded the exercise price of the underlying options, multiplied by the number of shares.

A summary of the Company’s stock unit award (“SUA”) activity for the six months ended June 30, 2024, is as follows (in thousands except per share amounts):

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share

Outstanding & unvested, December 31, 2023	136	$5.23
Granted	-	-
Converted to common stock	(18)	6.54
Cancelled	(2)	6.52
Forfeited	(6)	5.96
Outstanding & unvested, June 30, 2024	110	$5.01

As of June 30, 2024, the unamortized fair value of awards relating to outstanding SUAs and options was $693 thousand, which is expected to be amortized over a weighted average period of 3.5 years.

4.	Income Taxes

Our effective tax rate for the three and six months ended June 30, 2024, differs from the statutory rate primarily due to a valuation allowance recorded against our U.S. federal and state deferred tax assets. We recorded a full valuation allowance on our net deferred tax assets based on an assessment of available positive and negative evidence, including being in a three-year cumulative loss position in the U.S., projections of future taxable income, and other quantitative and qualitative information. We intend to maintain a full valuation allowance on our U.S. federal and state net deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of the valuation allowance.

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

The following potentially dilutive securities outstanding for the six months and three months as of June 30, 2024 and 2023 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options	566	431	566	431
SUAs	114	156	114	156
Total	680	587	680	587

6.	Commitments and Contingencies

From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. When the Company becomes aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. In accordance with authoritative guidance, the Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. The Company continuously assesses the potential liability related to the Company’s pending litigation and revises its estimates when additional information becomes available. Although it is difficult to predict the ultimate outcome of these cases, management believes that any ultimate liability would not have a material adverse effect on the consolidated statements of operations. However, an unforeseen unfavorable development in any of these cases could have a material adverse effect on the statements of operations or cash flows in the period in which it is recorded. Developments in legal proceedings and other matters that could cause changes in the amounts previously accrued are evaluated each reporting period.

Settlements

As previously reported in the 10-K, as of December 31, 2023, we had paid $334 thousand in connection with a previously disclosed contract dispute regarding strategic negotiations with a shipping carrier. The remaining balance of $167 thousand, is due on or before December 31, 2024, which is included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

7.	Operating Leases

The Company has three operating leases for office and laboratory space used to conduct business. The exercise of lease renewal options is at our discretion. There is one lease which contains renewal options to extend the lease terms included in our Right-Of-Use (“ROU”) assets and lease liabilities as they are reasonably certain of exercise. The Company regularly evaluates the renewal options and when they are reasonably certain of exercise. As most of the Company’s leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at the lease commencement date in determining the net present value of the lease payments.

As of June 30, 2024, the Company recognized a “ROU” asset of $1.1 million and an operating lease liability of $1.1 million based on the net present value of the minimum lease payments. The weighted average discount rate used for leases as of June 30, 2024, is 3.9%. The weighted average lease term as of June 30, 2024, is 1.1 years. The operating lease expense for the three and six months ended June 30, 2024, was $231 thousand and $477 thousand, respectively.

8.	Debt

On March 20, 2014, the Company entered into an equipment financing arrangement (“Loan Agreement”) with Banc of America Leasing & Capital LLC., which it amended on August 8, 2014, September 15, 2015, October 30, 2017, and December 2, 2019. The terms of the arrangement are detailed in the 10-K.

The weighted average interest rate on outstanding debt under the Loan Agreement was 3.8% for both the three and six months ended June 30, 2024. The interest expense was $2 thousand and $5 thousand for the three and six months ended June 30, 2024. We were not in compliance with the fixed charge coverage ratio as of June 30, 2024. Subsequent to June 30, 2024, we received a waiver from the lender.

In May 2024, the Company entered into a note agreement to finance certain insurance policy premiums of $709 thousand at an annual interest rate of 7.25% (the “Insurance Financing Note”). The Insurance Financing Note is payable in monthly installments through May 2025.

The Company accrued $24 thousand in interest expenses related to the Insurance Financing Note for the three and six months ended June 30, 2024. As of June 30, 2024, the balance on the Insurance Financing Note was $627 thousand on the Company’s consolidated balance sheet.

9.	Revenue

The table below disaggregates our external revenue by major source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Consolidated Revenue:
Testing	$3,938	$4,614	$8,478	$9,552
Shipping / Collection (hair)	764	897	1,549	1,795
Other	26	26	58	49
Total Revenue	$4,728	$5,537	$10,085	$11,396

10.	Significant Customers

The Company had no customers that represented over 10% of revenue during either of the six months ended June 30, 2024, or 2023. We had two customers that represented 18% and 17%, respectively, of the total accounts receivable balance as of June 30, 2024, and one customer that represented 26% of the total accounts receivable balance as of June 30, 2023.

11.	Subsequent Events

On August 12, 2024, the board of directors of the Company (other than Peter H. Kamin and Darius Nevin, each a director of the Company, who were not in attendance and had recused themselves from the meeting) (the “Board”), upon the recommendation of a transaction committee of the Board consisting of independent directors, unanimously approved a transaction whereby the Company would effect a reverse/forward stock split of the Company’s common stock, par value $0.005 per share (the “Common Stock”), in conjunction with terminating the Company’s public company reporting obligations and delisting the Common Stock from the Nasdaq Capital Market (the “Transaction”), subject to obtaining the requisite approval of the Company’s stockholders at the Company’s 2024 Annual Meeting of Stockholders (the “Annual Meeting”), which is currently expected to occur in the fall of 2024.

Specifically, the participating members of the Board recommended and approved a transaction whereby the Company would effect a reverse stock split of the Common Stock at a ratio between 1-for-4,000 and 1-for-6,000 (the “Reverse Stock Split”), followed immediately by a forward stock split of the Common Stock (the “Forward Stock Split,” and together with the Reverse Stock Split, the “Stock Split”). Stockholders owning fewer shares of Common Stock than the Reverse Stock Split ratio denominator at the effective time of the Reverse Stock Split would receive $2.35 in cash, without interest, for each share of Common Stock held by them at the effective time of the Reverse Stock Split, and thereafter they would no longer be stockholders of the Company. Stockholders owning more shares of Common Stock than the Reverse Stock Split ratio denominator at the effective time of the Reverse Stock Split (“Continuing Stockholders”) would not be entitled to receive any cash for their fractional share interests resulting from the Reverse Stock Split, if any. The Forward Stock Split, which would immediately follow the Reverse Stock Split, would reconvert whole shares and fractional share interests held by the Continuing Stockholders back into the same number of shares of the Common Stock held by such Continuing Stockholders immediately before the effective time of the Reverse Stock Split. As a result of the Forward Stock Split, the total number of shares of Common Stock held by a Continuing Stockholder would not change as a result of the Reverse Stock Split.  The Company estimates that, based on a mid-point Reverse Stock Split ratio of 1-for-5,000, approximately 1.2 million shares of Common Stock (or approximately 21% of the Common Stock currently outstanding) would be cashed out in the Transaction and the aggregate cost to the Company of the Transaction would be approximately $2.8 million, plus transaction expenses, which are estimated to be approximately $700,000.  The Company expects to fund such costs using the proceeds from the Stock Sale (defined below) and cash-on-hand.

On August 12, 2024, in connection with the Transaction, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with 3K Limited Partnership, a Delaware limited partnership (“3K”), Peter H. Kamin, a natural person in his individual capacity (“Mr. Kamin”), the Peter H. Kamin Revocable Trust dated February 2003 (the “2003 Trust”), the Peter H. Kamin Children’s Trust dated March 1997 (the “1997 Trust”), the Peter H. Kamin GST Trust (the “GST”) and the Peter H. Kamin Family Foundation (the “Foundation”). 3K, Mr. Kamin, the 2003 Trust, the 1997 Trust, the GST and the Foundation (together, the “Investors”). Pursuant to the Purchase Agreement, the Investors have agreed to purchase, subject to the terms and conditions thereof, up to 1,595,744 shares (the “Shares”) of the Company’s Common Stock, at a purchase price of $2.35 per share, for an aggregate purchase price of up to $3,750,000 (the “Stock Sale”). The Company intends to use the proceeds from the Stock Sale to purchase fractional shares of Common Stock resulting from the proposed Reverse Stock Split and for working capital and general corporate purposes. Prior to the closing of the Stock Sale (the “Closing Date”), the Company will determine the number of Shares to be issued (not to exceed 1,595,744 shares) so as to provide the Company with (i) proceeds sufficient to purchase the fractional shares of Common Stock resulting from the proposed Reverse Stock Split and (ii) an additional $500,000 designated for working capital and general corporate purposes. The consummation of the Stock Sale is subject to the satisfaction of customary closing conditions, including receiving the requisite approval by the Company’s stockholders of (i) the terms and conditions of the Purchase Agreement and the proposed Reverse Stock Split and (ii) the filing of a certificate of amendment to the Company’s amended and restated certificate of incorporation to effect the Reverse Stock Split on the basis of the final split ratio, which final split ratio will be determined by the Board prior to the closing.  In addition, under the terms of the Purchase Agreement, in connection with each annual or special meeting of stockholders of the Company occurring after the Closing Date at which directors of the Company are to be elected, (i) the Company shall include two individuals designated by 3K and satisfying certain eligibility criteria (each, a “3K Director Nominee”) as nominees for election to the Company’s board of directors (the “Board”) in its proxy materials and (ii) the Board shall recommend to the stockholders of the Company the election of such 3K Director Nominees to the Board in the same manner as it recommends the election of the Company’s other director nominees. Additionally, pursuant to the terms of the Purchase Agreement, from and after the Closing Date, the Company shall not, without 3K’s prior written consent, increase the size of the Board to more than five directors.  In the event the Company’s stockholders are permitted to elect directors by action by written consent pursuant to the Company’s bylaws and applicable law, the foregoing provisions shall be applied mutatis mutandis in connection with any such action. The Company has also granted the Investors certain indemnification rights with respect to the transactions contemplated by the Purchase Agreement.  The Shares will be issued and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

The Company is taking these steps to avoid the substantial cost and expense of being a public reporting company and to focus the Company's resources on enhancing long-term stockholder value. The Company anticipates savings exceeding $900,000 on an annual basis as a result of the Transaction.

The Board has determined the Transaction is in the best interests of all of the Company’s stockholders. The Company currently realizes none of the traditional benefits of public company status, yet incurs all of the significant annual expenses and indirect costs associated with being a public company. Without its public company status, the Company would have an ongoing cost structure befitting its current and foreseeable scale of operations and its management would be able to have an increased focus on core operations.

Subject to the filing of the Company’s proxy statement relating to the Transaction and stockholder approval thereof, it is anticipated that the Transaction would become effective after the Annual Meeting. Subject to receiving such stockholder approval, as soon as practicable after the meeting, the Company expects to terminate the registration of its Common Stock with the SEC and de-list its Common Stock from the Nasdaq Capital Market. As a result, at such time, (i) the Company would cease to file annual, quarterly, current, and other reports and documents with the SEC, and stockholders would cease to receive annual reports and proxy statements, and (ii) the Company’s Common Stock would no longer be listed on the Nasdaq Capital Market.

The Board may abandon the proposed transaction and terminate the Purchase Agreement at any time prior to the filing and effectiveness of the applicable amendments to the Company’s certificate of incorporation, even after stockholder approval.

The Company has evaluated subsequent events through the date the financial statements were released.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company or statements made by its employees may contain forward-looking information that involves risks and uncertainties. In particular, statements contained in this report that are not historical facts (including but not limited to statements concerning earnings, earnings per share, revenues, cash flows, dividends, future business, growth opportunities, profitability, pricing, new accounts, customer base, market share, test volume, sales and marketing strategies, market demand for drug testing services in the U.S. and foreign drug testing laws and regulations, required investments in plant, equipment,  and people and new test development, the perceived benefits and costs of the Transaction (as defined below), the number of fractional shares of the Company’s Common Stock that are expected to be cashed out in the Transaction, the timing and stockholder approval of the Transaction, the timing and closing of the transactions contemplated by the Purchase Agreement (as defined below) and the Company’s intended use of proceeds from the Purchase Agreement) may be “forward looking” statements. Actual results may differ from those stated in any forward-looking statements. Factors that may cause such differences include but are not limited to risks associated with the changes in U.S. and foreign government regulations, including but not limited to FDA regulations, R&D spending, competition (including, without limitation, competition from other companies pursuing the same growth opportunities), the Company’s ability to maintain its reputation and brand image, the ability of the Company to achieve its business plans, cost controls, the continued labor shortage, leveraging of its global operating platform, risks of information technology system failures and data security breaches, the uncertain global economy, the Company’s ability to attract, develop and retain executives and other qualified employees and independent contractors, including distributors, the Company’s ability to obtain and protect intellectual property rights, litigation risks, and general economic conditions. In addition, the forward-looking statements relating to the Transaction discussed below are based on the Company’s current expectations, assumptions, estimates and projections about the Company and involve significant risks and uncertainties, including the many variables that may impact the Company’s projected cost savings, variables and risks related to consummation of the Transaction, regulatory review of the Company’s filings related to the Transaction by the U.S. Securities and Exchange Commission (the “SEC”), the potential failure to satisfy the conditions to the consummation of the Transaction, including obtaining stockholder approval, and the continuing determination of the Board and Transaction Committee that the Transaction is in the best interests of all stockholders.

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

RECENT BUSINESS DEVELOPMENTS

On August 12, 2024, the board of directors of the Company (other than Peter H. Kamin and Darius Nevin, each a director of the Company, who were not in attendance and had recused themselves from the meeting) (the “Board”), upon the recommendation of a transaction committee of the Board consisting of independent directors (the “Transaction Committee”), unanimously approved a transaction whereby the Company would effect a reverse/forward stock split of the Company’s common stock, par value $0.005 per share (the “Common Stock”), in conjunction with terminating the Company’s public company reporting obligations and delisting the Common Stock from the Nasdaq Capital Market (the “Transaction”), subject to obtaining the requisite approval of the Company’s stockholders at the Company’s 2024 Annual Meeting of Stockholders (the “Annual Meeting”), which is currently expected to occur in the fall of 2024.

Specifically, the participating members of the Board recommended and approved a transaction whereby the Company would effect a reverse stock split of the Common Stock at a ratio between 1-for-4,000 and 1-for-6,000 (the “Reverse Stock Split”), followed immediately by a forward stock split of the Common Stock (the “Forward Stock Split,” and together with the Reverse Stock Split, the “Stock Split”). Stockholders owning fewer shares of Common Stock than the Reverse Stock Split ratio denominator at the effective time of the Reverse Stock Split would receive $2.35 in cash, without interest, for each share of Common Stock held by them at the effective time of the Reverse Stock Split, and thereafter they would no longer be stockholders of the Company. Stockholders owning more shares of Common Stock than the Reverse Stock Split ratio denominator at the effective time of the Reverse Stock Split (“Continuing Stockholders”) would not be entitled to receive any cash for their fractional share interests resulting from the Reverse Stock Split, if any. The Forward Stock Split, which would immediately follow the Reverse Stock Split, would reconvert whole shares and fractional share interests held by the Continuing Stockholders back into the same number of shares of the Common Stock held by such Continuing Stockholders immediately before the effective time of the Reverse Stock Split. As a result of the Forward Stock Split, the total number of shares of Common Stock held by a Continuing Stockholder would not change as a result of the Reverse Stock Split.  The Company estimates that, based on a mid-point Reverse Stock Split ratio of 1-for-5,000, approximately 1.2 million shares of Common Stock (or approximately 21% of the Common Stock currently outstanding) would be cashed out in the Transaction and the aggregate cost to the Company of the Transaction would be approximately $2.8 million, plus transaction expenses, which are estimated to be approximately $700,000.  The Company expects to fund such costs using the proceeds from the Stock Sale (defined below) and cash-on-hand.

On August 12, 2024, in connection with the Transaction, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with 3K Limited Partnership, a Delaware limited partnership (“3K”), Peter H. Kamin, a natural person in his individual capacity (“Mr. Kamin”), the Peter H. Kamin Revocable Trust dated February 2003 (the “2003 Trust”), the Peter H. Kamin Children’s Trust dated March 1997 (the “1997 Trust”), the Peter H. Kamin GST Trust (the “GST”) and the Peter H. Kamin Family Foundation (the “Foundation”). 3K, Mr. Kamin, the 2003 Trust, the 1997 Trust, the GST and the Foundation (together, the “Investors”). Pursuant to the Purchase Agreement, the Investors have agreed to purchase, subject to the terms and conditions thereof, up to 1,595,744 shares (the “Shares”) of the Company’s Common Stock, at a purchase price of $2.35 per share, for an aggregate purchase price of up to $3,750,000 (the “Stock Sale”). The Company intends to use the proceeds from the Stock Sale to purchase fractional shares of Common Stock resulting from the proposed Reverse Stock Split and for working capital and general corporate purposes. Prior to the closing of the Stock Sale (the “Closing Date”), the Company will determine the number of Shares to be issued (not to exceed 1,595,744 shares) so as to provide the Company with (i) proceeds sufficient to purchase the fractional shares of Common Stock resulting from the proposed Reverse Stock Split and (ii) an additional $500,000 designated for working capital and general corporate purposes. The consummation of the Stock Sale is subject to the satisfaction of customary closing conditions, including receiving the requisite approval by the Company’s stockholders of (i) the terms and conditions of the Purchase Agreement and the proposed Reverse Stock Split and (ii) the filing of a certificate of amendment to the Company’s certificate of incorporation to effect the Reverse Stock Split on the basis of the final split ratio, which final split ratio will be determined by the Board prior to the closing.

In addition, under the terms of the Purchase Agreement, in connection with each annual or special meeting of stockholders of the Company occurring after the Closing Date at which directors of the Company are to be elected, (i) the Company shall include two individuals designated by 3K and satisfying certain eligibility criteria (each, a “3K Director Nominee”) as nominees for election to the Company’s board of directors (the “Board”) in its proxy materials and (ii) the Board shall recommend to the stockholders of the Company the election of such 3K Director Nominees to the Board in the same manner as it recommends the election of the Company’s other director nominees. Additionally, pursuant to the terms of the Purchase Agreement, from and after the Closing Date, the Company shall not, without 3K’s prior written consent, increase the size of the Board to more than five directors.  In the event the Company’s stockholders are permitted to elect directors by action by written consent pursuant to the Company’s bylaws and applicable law, the foregoing provisions shall be applied mutatis mutandis in connection with any such action. The Company has also granted the Investors certain indemnification rights with respect to the transactions contemplated by the Purchase Agreement.  The Shares will be issued and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

The Transaction will be submitted to a vote of the Company’s stockholders at the Annual Meeting pursuant to the terms of the Purchase Agreement and in accordance with the Company’s amended and restated certificate of incorporation. The Board has instructed the Company’s management to prepare and file a preliminary proxy statement with respect to the Transaction. The terms and contemplated timeline of the Transaction, including the manner of determining the fair value for fractional share interests to be cashed out in the Transaction, will be set forth in the preliminary proxy statement and a transaction statement on Schedule 13E-3 filed by the Company outlining the Transaction. The Transaction may be considered a “going private” transaction as defined in Rule 13e-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as it is part of a plan to terminate the registration of the Common Stock under Sections 12(b) and 15(d) of the Exchange Act and suspend the Company’s duty to file periodic reports and other information with the SEC under Section 13(a) thereunder, and to delist the Common Stock from the Nasdaq Capital Market. The Board may abandon the Transaction and terminate the Purchase Agreement at any time prior to the filing and effectiveness of the applicable amendments to the Company’s certificate of incorporation, even after stockholder approval.

RESULTS OF OPERATIONS

Revenue decreased 15% for the three months ended June 30, 2024, compared to the same period in 2023, primarily due to a decrease in volumes from the Company’s base business. The Company’s revenues were impacted by lower volumes from customers experiencing the effects of the general economic conditions, continued labor shortage related to hiring and changing customer priorities. For the six months ended June 30, 2024, revenue decreased 12% primarily due to decrease in volumes from the Company’s base business.

Gross profit decreased 25% to $1.6 million for the three months ended June 30, 2024, compared to $2.1 million for the same period in 2023. Cost of revenues decreased by $302 thousand or 9% for the three months ended June 30, 2024, compared to the same period in 2023. Gross profit decreased 14% to $3.7 million for the six months ended June 30, 2024, compared to $4.3 million for the same period in 2023. Cost of revenues decreased by $720 thousand or 10% for the six months ended June 30, 2024, compared to the same period in 2023. The gross profit percentage was 36% for the six months ended June 30, 2024, compared to 37% in the same period in 2023. The decrease was primarily due to increased costs relating to supplies and decreased revenue for the six months ended June 30, 2024.

General and administrative (“G&A”) expenses increased 10% or $150 thousand to $1.6 million for the three months ended June 30, 2024, compared to $1.4 million for the same period in 2023. As a percentage of revenue, G&A expenses were 34% and 26% for the three months ended June 30, 2024, and 2023, respectively. The increase in G&A expenses for the three months ended June 30, 2024, was primarily due to business tax expenses. G&A expenses increased 9% or $288 thousand to $3.4 million for the six months ended June 30, 2024, compared to $3.1 million for the same period in 2023. As a percentage of revenue, G&A expenses were 33% and 27% for the six months ended June 30, 2024, and 2023, respectively. The increase in G&A expenses for the six months ended June 30, 2024, was primarily due to higher costs associated with legal, accounting, consulting fees, and business tax expenses.

Marketing and selling expenses decreased 10% or $75 thousand to $671 thousand for the three months ended June 30, 2024, compared to $746 thousand for the same period in 2023. Total marketing and selling expenses represented 14% and 13% of revenue for the three months ended June 30, 2024, and 2023, respectively. The decrease in marketing and selling was primarily driven by lower personnel costs. Total marketing and selling expenses decreased 11% or $172 thousand to $1.4 million for the six months ended June 30, 2024, compared to $1.5 million for the same period in 2023. Total marketing and selling expenses represented 14% and 13% of revenue for the six months ended June 30, 2024, and 2023, respectively. The decrease in marketing and selling was primarily driven by lower personnel costs.

Research and development (“R&D”) expenses decreased 34% or $97 thousand to $189 thousand for the three months ended June 30, 2024, compared to $286 thousand for the same period in 2023. R&D expenses represented 4% and 5% of revenue for the three months ended June 30, 2024, and 2023, respectively. R&D expenses decreased 32% or $186 thousand to $398 thousand for the six months ended June 30, 2024, compared to $584 thousand for the same period in 2023. R&D expenses represented 4% and 5% of revenue for the six months ended June 30, 2024, and 2023, respectively.

Provision for (benefit from) income taxes consisted primarily of federal and state income taxes in the United States. We estimate income taxes in each of the jurisdictions in which we operate. During the three months ended June 30, 2024, the Company recorded a tax benefit of $71 thousand (effective tax rate of 8%) and a tax benefit of $196 thousand (effective tax rate of 21%) for the comparable period in 2023. During the six months ended June 30, 2024, the Company recorded a provision of $45 thousand (effective tax rate of -0.3%) and a tax benefit of $345 thousand (effective tax rate of 24%) for the comparable period in 2023.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2024, the Company had approximately $1.4 million of cash and cash equivalents. The Company's operating activities used net cash of $353 thousand for the six months ended June 30, 2024. Investing activities provided $32 thousand of net cash while financing activities used $209 thousand of net cash for the six months ended June 30, 2024.

Cash used in operating activities of $353 thousand reflected net loss of $1.5 million adjusted for depreciation and amortization of $625 thousand, ROU asset amortization of $590 thousand and stock-based compensation of $584 thousand offset by a net change in operating assets and liabilities of $637 thousand.

Cash provided by investing activities of $32 thousand was primarily related to rent deposit used to offset the lease termination.

Cash used in financing activities of $209 thousand was primarily related to payments on equipment debt financing.

Contractual obligations and other commercial commitments as of June 30, 2024, included legal settlement commitments, operating lease commitments, and outstanding debt, described in Notes 6, 7, and 8, respectively of the Notes to Condensed Consolidated Financial Statements.

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

Risks Related to the Company’s Stock

Subject to stockholder approval, the board of directors of the Company has approved a plan to effectuate a reverse/forward stock split to reduce the number of record holders of the Company’s Common Stock and to terminate the registration of the Company’s Common Stock under the Exchange Act.

If the proposed reverse/forward stock split is effected, the Company intends to terminate the registration of its Common Stock under the Exchange Act. Following deregistration, the Company will no longer file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. Accordingly, there will be significantly less information regarding the Company available to stockholders and potential investors. In addition, the Company will no longer be subject to the provisions of the Sarbanes-Oxley Act and certain of the liability provisions of the Exchange Act, although the Company will still be subject to the antifraud provisions of the Exchange Act and any applicable state securities laws. Following deregistration, the Company’s executive officers, directors and 10% stockholders will no longer be required to file reports relating to their transactions in the Common Stock with the SEC. In addition, the Company’s executive officers, directors and 10% stockholders will no longer be subject to the recovery of short-swing profits provision of the Exchange Act, and persons acquiring 5% of the Common Stock will no longer be required to report their beneficial ownership under the Exchange Act. In addition, as soon as practicable following the effective time of the reverse/forward stock split, the Company plans to delist its Common Stock from the Nasdaq Stock Market. Any trading in our common stock after the deregistration and delisting would only occur in privately negotiated sales or potentially on the OTC Pink Market, if one or more brokers chooses to make a market for our Common Stock there and complies with applicable regulatory requirements; however, there can be no assurances regarding any such trading. The lack of public information and increased illiquidity will make trading in our shares of Common Stock more difficult, which may cause the value of our Common Stock to decrease.

The Company will file a preliminary proxy statement that includes important information regarding the foregoing. Stockholders are urged to read the definitive proxy statement carefully.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

There were no purchases of treasury stock in the first six months of 2024.

Item 6. Exhibits

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

PSYCHEMEDICS CORPORATION

Date: August 13, 2024	By: /s/ Brian Hullinger
Brian Hullinger
President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2024	By: /s/ Daniella Mehalik
Daniella Mehalik
Vice President of Finance (Principal Financial and Accounting Officer)