Form 10-Q
period 2024-09-30
PSYCHEMEDICS CORP
filed 2024-11-12
CIK 806517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

or

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

The number of shares of Common Stock of the Registrant, par value $0.005 per share, outstanding at November 11, 2024, was 5,894,461.

PSYCHEMEDICS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024 INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(UNAUDITED)

	September 30,	December 31,
ASSETS	2024	2023
Current Assets:
Cash and cash equivalents	$1,405	$1,964
Accounts receivable, net of allowance for credit losses of $52 at September 30, 2024, and $64 at December 31, 2023	3,325	3,687
Prepaid expenses and other current assets	1,302	1,136
Income tax receivable	15	18

Total Current Assets	6,047	6,805

Fixed assets, net of accumulated amortization and depreciation of $21,907 at September 30, 2024, and $23,633 at December 31, 2023	2,236	3,061
Other assets	505	632
Operating lease right-of-use assets, net	959	1,828
Finance lease right-of-use asset, net	88	-

Total Assets	$9,835	$12,326

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$994	$752
Accrued expenses	1,816	2,604
Insurance note payable	418	-
Equipment financing debt	77	305
Current portion of finance lease liability	28	-
Current portion of operating lease liabilities	460	1,048

Total Current Liabilities	3,793	4,709

Long-term portion of operating lease liabilities	535	945
Long-term portion of finance lease liability	61	-
Total Liabilities	4,389	5,654

Commitments and Contingencies (Note 6)

Shareholders' Equity:
Preferred stock, $0.005 par value, 873 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.005 par value; 50,000 shares authorized; 6,563 and 6,474 shares issued and 5,895 and 5,806 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	32	32
Additional paid-in capital	35,953	35,129
Accumulated deficit	(18,823)	(16,773)
Less - Treasury stock, at cost, 668 shares	(10,082)	(10,082)
Accumulated other comprehensive loss	(1,634)	(1,634)

Total Shareholders' Equity	5,446	6,672

Total Liabilities and Shareholders' Equity	$9,835	$12,326

See accompanying notes to unaudited condensed consolidated financial statements.

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$5,175	$5,704	$15,260	$17,100
Cost of revenues	3,136	3,613	9,547	10,745

Gross profit	2,039	2,091	5,713	6,355

Operating expenses:
General & administrative	1,882	2,200	5,261	5,291
Marketing & selling	580	723	1,943	2,258
Research & development	172	275	570	859

Total Operating expenses	2,634	3,198	7,774	8,408

Operating loss	(595)	(1,107)	(2,061)	(2,053)

Other expense:
Settlements	-	-	(2)	(500)
Other expense	(11)	-	(13)	(9)

Total other expense	(11)	-	(15)	(509)

Loss before provision (benefit from) income taxes	(606)	(1,107)	(2,076)	(2,562)

Provision for (benefit from) income taxes	(71)	992	(26)	647

Net loss	$(535)	$(2,099)	$(2,050)	$(3,209)

Basic and Diluted net loss per share	$(0.09)	$(0.36)	$(0.35)	$(0.56)

Weighted average common shares outstanding, basic and diluted	5,894	5,755	5,827	5,718

See accompanying notes to unaudited condensed consolidated financial statements.

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)

(UNAUDITED)

For the Three Months Ended September 30, 2024

	Common Stock, $0.005 par value		Additional	Treasury Stock			Accumulated
	Common Shares Outstanding	Common Stock	Paid-In Capital	Shares	Cost	Accumulated Deficit	Other Comprehensive Loss	Total
BALANCE, June 30, 2024	6,492	$32	$35,713	668	$(10,082)	$(18,288)	$(1,634)	$5,741
Shares issued – vested	71	-		-	-	-	-	-
Tax withholding related to vested shares from employee stock plans			12					12
Stock-based compensation	-	-	228	-	-	-	-	228
Net loss	-	-	-	-	-	(535)	-	(535)
BALANCE, September 30, 2024	6,563	$32	$35,953	668	$(10,082)	$(18,823)	$(1,634)	$5,446

For the Nine Months Ended September 30, 2024

	Common Stock, $0.005 par value		Additional	Treasury Stock			Accumulated
	Common Shares Outstanding	Common Stock	Paid-In Capital	Shares	Cost	Accumulated Deficit	Other Comprehensive Loss	Total
BALANCE, December 31, 2023	6,474	$32	$35,129	668	$(10,082)	$(16,773)	$(1,634)	$6,672
Shares issued – vested	89	-	-	-	-	-	-	-
Tax withholding related to vested shares from employee stock plans	-	-	25	-	-	-	-	25
Stock-based compensation	-	-	799	-	-	-	-	799
Net loss	-	-	-	-	-	(2,050)	-	(2,050)
BALANCE, September 30, 2024	6,563	$32	$35,953	668	$(10,082)	$(18,823)	$(1,634)	$5,446

See accompanying notes to unaudited condensed consolidated financial statements.

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)

For the Three Months Ended September 30, 2023

	Common Stock, $0.005 par value		Additional	Treasury Stock			Accumulated
	Common Shares Outstanding	Common Stock	Paid-In Capital	Shares	Cost	Accumulated Deficit	Other Comprehensive Loss	Total
BALANCE, June, 2023	6,411	$32	$34,540	668	$(10,082)	$(13,729)	$(1,634)	$9,127
Shares issued – vested	59	-	-	-	-	-	-	-
Stock-based compensation	-	-	401	-	-	-	-	401
Net loss	-	-	-	-	-	(2,099)	-	(2,099)
BALANCE, September 30, 2023	6,470	$32	$34,941	668	$(10,082)	$(15,828)	$(1,634)	$7,429

For the Nine Months Ended September 30, 2023

	Common Stock, $0.005 par value		Additional	Treasury Stock			Accumulated
	Common Shares Outstanding	Common Stock	Paid-In Capital	Shares	Cost	Accumulated Deficit	Other Comprehensive Loss	Total
BALANCE, December 31, 2022	6,349	$32	$34,275	668	$(10,082)	$(11,820)	$(1,634)	$10,771
Shares issued – vested	121	-	(1)	-	-	-	-	(1)
Tax withholding related to vested shares from employee stock plans	-	-	(54)	-	-	-	-	(54)
Stock-based compensation	-	-	721	-	-	-	-	721
Cash dividends ($0.07 per share)	-	-	-	-	-	(799)	-	(799)
Net loss	-	-	-	-	-	(3,209)	-	(3,209)
BALANCE, September 30, 2023	6,470	$32	$34,941	668	$(10,082)	$(15,828)	$(1,634)	$7,429

See accompanying notes to unaudited condensed consolidated financial statements

PSYCHEMEDICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,050)	$(3,209)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	918	1,394
ROU asset amortization	750	701
Deferred income taxes	-	698
Stock-based compensation	824	721
Changes in operating assets and liabilities:
Accounts receivable	362	(857)
Prepaid expenses and other current assets	519	(388)
Income tax receivable	3	(43)
Accounts payable	242	369
Operating lease liabilities	(870)	(797)
Accrued expenses	(788)	(731)
Net cash (used in) provided by operating activities	(90)	(2,142)

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets	95	(24)
Purchases of fixed assets	(30)	(108)
Cost of internally developed software	(31)	(32)
Net cash used in investing activities	34	(164)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment of financed insurance	(267)	-
Proceeds from issuance of stock, net of tax withholding	-	(55)
Payments of equipment financing debt	(228)	(220)
Principal payment of financing lease liability	(8)	-
Cash dividends paid	-	(799)
Net cash used in financing activities	(503)	(1,074)

Net decrease in cash and cash equivalents	(559)	(3,380)
Cash and cash equivalents, beginning of period	1,964	4,750
Cash and cash equivalents, end of period	$1,405	$1,370

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$16	$14
Cash paid for operating leases	$651	$874
Non-cash investing and financing activities:
Right-of-use assets acquired through operating leases	$-	$86
Right-of-use assets acquired through financing leases	$91	$-
Purchases of equipment through accounts payable and accrued liabilities	$8	$-

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended September 30, 2024, may not be indicative of the results that may be expected for the year ending December 31, 2024, or any other period.

Unless the context requires otherwise, the terms “we”, “us”, “our”, or “the Company” refer to Psychemedics Corporation and its wholly-owned consolidated subsidiaries.

Pending Transaction

As previously disclosed, the board of directors of the Company (other than Peter H. Kamin and Darius Nevin, each a director of the Company, who were not in attendance and had recused themselves from the meeting) (the “Board”), upon the recommendation of a transaction committee of the Board consisting of independent directors, unanimously approved a transaction whereby the Company would effect a reverse/forward stock split of the Company’s common stock, par value $0.005 per share (the “Common Stock”), in conjunction with terminating the Company’s public company reporting obligations and delisting the Common Stock from the Nasdaq Capital Market, subject to obtaining the requisite approval of the Company’s stockholders at the Company’s 2024 Annual Meeting of Stockholders to be held on November 25, 2024  (the “Annual Meeting”).

Specifically, the participating members of the Board recommended and approved a transaction whereby the Company would effect a reverse stock split of the Common Stock at a ratio not less than 1-for-4,000 and not greater than 1-for-6,000 (the “Reverse Stock Split”), followed immediately by a forward stock split of the Common Stock at the same ratio but inverse (i.e., if the Reverse Stock Split were 1-for-5,000, then the Forward Stock Split would be 5,000-for-1) (the “Forward Stock Split,” and together with the Reverse Stock Split, the “Stock Split”). Stockholders owning fewer shares of Common Stock than the Reverse Stock Split ratio denominator at the effective time of the Reverse Stock Split would be converted into the right to receive $2.35 in cash, without interest, for each share of Common Stock held by them at the effective time of the Reverse Stock Split, and thereafter they would no longer be stockholders of the Company. Stockholders owning more shares of Common Stock than the Reverse Stock Split ratio denominator at the effective time of the Reverse Stock Split (“Continuing Stockholders”) would not be entitled to receive any cash for their fractional share interests resulting from the Reverse Stock Split, if any. The Forward Stock Split, which would immediately follow the Reverse Stock Split, would reconvert whole shares and fractional share interests held by the Continuing Stockholders back into the same number of shares of the Common Stock held by such Continuing Stockholders immediately before the effective time of the Reverse Stock Split. As a result of the Forward Stock Split, the total number of shares of Common Stock held by a Continuing Stockholder would not change as a result of the Reverse Stock Split. The Company estimates that as of October 8, 2024, based on a mid-point Reverse Stock Split ratio of 1-for-5,000, approximately 1.3 million shares of Common Stock (or approximately 21% of the Common Stock currently outstanding) would be cashed out in the Transaction (as defined below) and the aggregate cost to the Company of the Transaction would be approximately $3.0 million, plus transaction expenses, which are estimated to be approximately $700,000. The Company expects to fund such costs using the proceeds from the Stock Sale (defined below) and cash-on-hand.

On August 12, 2024, in connection with the Transaction, the Company entered into a stock purchase agreement (the “Purchase Agreement,” and the Purchase Agreement, including the transactions contemplated thereby, the Stock Split and the subsequent delisting and deregistration of the Company’s common stock as described herein, collectively, the “Transaction”) with 3K Limited Partnership, a Delaware limited partnership (“3K” and together with Mr. Kamin, the “Investors”), Peter H. Kamin, a natural person in his individual capacity (“Mr. Kamin”), the Peter H. Kamin Revocable Trust dated February 2003 (the “2003 Trust”), the Peter H. Kamin Children’s Trust dated March 1997 (the “1997 Trust”), the Peter H. Kamin GST Trust (the “GST”) and the Peter H. Kamin Family Foundation (the “Foundation”). Pursuant to the Purchase Agreement, the Investors have agreed to purchase, subject to the terms and conditions thereof, up to 1,595,744 shares (the “Shares”) of the Company’s Common Stock, at a purchase price of $2.35 per share, for an aggregate purchase price of up to $3,750,000 (the “Stock Sale”). The Company intends to use the proceeds from the Stock Sale to purchase fractional shares of Common Stock resulting from the proposed Reverse Stock Split and for working capital and general corporate purposes. Prior to the closing of the Stock Sale (the “Closing Date”), the Company will determine the number of Shares to be issued (not to exceed 1,595,744 shares) so as to provide the Company with (i) proceeds sufficient to purchase the fractional shares of Common Stock resulting from the proposed Reverse Stock Split and (ii) an additional $500,000 designated for working capital and general corporate purposes. The consummation of the Stock Sale is subject to the satisfaction of customary closing conditions, including receiving the requisite approval by the Company’s stockholders at the Annual Meeting of (i) the terms and conditions of the Purchase Agreement and the proposed Reverse Stock Split and (ii) the filing of a certificate of amendment to the Company’s amended and restated certificate of incorporation to effect the Reverse Stock Split on the basis of the final split ratio, which final split ratio will be determined by the Board prior to the closing. In addition, under the terms of the Purchase Agreement, in connection with each annual or special meeting of stockholders of the Company occurring after the Closing Date at which directors of the Company are to be elected, (i) the Company shall include two individuals designated by 3K and satisfying certain eligibility criteria (each, a “3K Director Nominee”) as nominees for election to the Company’s board of directors (the “Board”) in its proxy materials and (ii) the Board shall recommend to the stockholders of the Company the election of such 3K Director Nominees to the Board in the same manner as it recommends the election of the Company’s other director nominees. Additionally, pursuant to the terms of the Purchase Agreement, from and after the Closing Date, the Company shall not, without 3K’s prior written consent, increase the size of the Board to more than five directors. In the event the Company’s stockholders are permitted to elect directors by action by written consent pursuant to the Company’s bylaws and applicable law, the foregoing provisions shall be applied mutatis mutandis in connection with any such action. The Company has also granted the Investors certain indemnification rights with respect to the transactions contemplated by the Purchase Agreement. The Shares will be issued and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

The Company is taking these steps to avoid the substantial cost and expense of being a public reporting company and to focus the Company's resources on enhancing long-term stockholder value. The Company anticipates savings of approximately $845,000 on an annual basis as a result of the Transaction.

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

On October 18, 2024, the Company filed a definitive proxy statement that includes important information regarding the foregoing. Subject to stockholder approval of the Transaction at the Annual Meeting, it is anticipated that the Transaction would become effective after the Annual Meeting. Subject to receiving such stockholder approval, as soon as practicable after the Annual Meeting, the Company expects to terminate the registration of its Common Stock with the SEC and de-list its Common Stock from the Nasdaq Capital Market. As a result, at such time, (i) the Company would cease to file annual, quarterly, current, and other reports and documents with the SEC, and stockholders would cease to receive annual reports and proxy statements, and (ii) the Company’s Common Stock would no longer be listed on the Nasdaq Capital Market. Notwithstanding the foregoing, our duty to file periodic and current reports with the SEC will not be suspended with respect to the current fiscal year due to our existing registration statements filed under the Securities Act, including the Annual Report on Form 10-K for the fiscal year ending December 31, 2024.

The Board may abandon the Transaction and terminate the Purchase Agreement at any time prior to the filing and effectiveness of the applicable amendments to the Company’s amended and restated certificate of incorporation, even after stockholder approval.

2.	Financial Information

Liquidity and Management’s Plans

At September 30, 2024, our principal sources of liquidity from operations included $1.4 million of cash on hand. As of the date of this report, management currently believes that such funds, together with future operating profits and additional cash proceeds from the Transaction, should be adequate to fund anticipated working capital requirements, including debt obligations, and capital expenditures for at least the next 12 months. However, the terms of our existing equipment financing do not provide for future borrowings, and other than cash infusion contemplated by the Purchase Agreement, we have no existing line of credit or other fixed source of capital reserves. Depending upon our results of operations, our future capital needs, and available marketing opportunities, we may be required to seek various financing sources to raise additional funds. Such sources could include but are not limited to, additional issuance of common stock or debt financing, lines of credit, equipment leasing or a strategic transaction; although there is no assurance that such financings will be available to us on terms we deem acceptable, if at all. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations would be materially adversely affected.

Accounts Receivable

The Company believes its allowance for credit losses related to its accounts receivable remained adequate as of September 30, 2024, due to the diversity of its large customer base. While the Company anticipates there could be an increase in the aging of its accounts receivable, the Company does not anticipate a significant increase in default risk.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement- Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40), requiring public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods.  ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15,2027, with early adoption permitted. The disclosures required under the guidance can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and disclosures.

3.	Stock-Based Compensation

The Company’s 2006 Incentive Plan (the “Plan”) and a separate individual equity compensation arrangement outside of the Plan provide for cash-based awards or the grant or issuance of stock-based awards. As of September 30, 2024, 527 thousand shares remained available for future grant under the Plan.

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). The compensation cost charged against income is included in cost of revenues and operating expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock-based compensation related to:
Stock option grants	150	39	484	73
Stock unit awards	78	362	315	648
Total	$228	$401	$799	$721

There was no income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation arrangements for the three and nine months ended September 30, 2024 and 2023.

A summary of the Company’s stock option activity for the nine months ended September 30, 2024, is as follows (in thousands except per share amounts and years):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2023	512	$6.32	8.7	-
Granted	105	3.4
Canceled	(50)	14.7
Forfeited	(1)	1.23
Outstanding, September 30, 2024	566	5.05	8.6	-

Exercisable, September 30, 2024	112	$8.73	6.8	-

(1)	Intrinsic value is calculated based on the amount by which the closing market value of the Company’s stock exceeded the exercise price of the underlying options, multiplied by the number of shares.

A summary of the Company’s stock unit award (“SUA”) activity for the nine months ended September 30, 2024, is as follows (in thousands except per share amounts):

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share

Outstanding & unvested, December 31, 2023	136	$5.23
Granted	-	-
Converted to common stock	(89)	6.54
Cancelled	(4)	6.52
Forfeited	(6)	5.96
Outstanding & unvested, September 30, 2024	37	$5.01

As of September 30, 2024, the unamortized fair value of awards relating to outstanding SUAs and options was $466 thousand, which is expected to be amortized over a weighted average period of 2.9 years.

4.	Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2024, differs from the statutory rate primarily due to a valuation allowance recorded against our U.S. federal and state deferred tax assets. We recorded a full valuation allowance on our net deferred tax assets based on an assessment of available positive and negative evidence, including being in a three-year cumulative loss position in the U.S., projections of future taxable income, and other quantitative and qualitative information. We intend to maintain a full valuation allowance on our U.S. federal and state net deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of the valuation allowance.

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

The following potentially dilutive securities outstanding for the nine months and three months as of September 30, 2024 and 2023 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options	566	551	566	551
SUAs	39	161	39	161
Total	605	712	605	712

6.	Commitments and Contingencies

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

As of September 30, 2024, the Company recognized a “ROU” asset of $959 thousand and an operating lease liability of $995 thousand based on the net present value of the minimum lease payments. The weighted average discount rate used for leases as of September 30, 2024, is 3.9%. The weighted average lease term as of September 30, 2024, is 2.25 years. The operating lease expense for the three and nine months ended September 30, 2024, was $150 thousand and $628 thousand, respectively.

In August 2024, the Company entered into a three-year finance lease for certain IT equipment. The Company measured and recognized an initial right-of-use (“ROU”) asset and finance lease liability upon lease commencement.

As of September 30, 2024, the Company recognized a “ROU” equipment asset of $88 thousand and a financing lease liability of $89 thousand based on the net present value of the minimum lease payments. The weighted average discount rate used for leases as of September 30, 2024, is 9.0%. The weighted average lease term as of September 30, 2024, is 2.9 years. The financing lease expense for the three and nine months ended September 30, 2024, was $3 thousand, respectively.

8.	Debt

On March 20, 2014, the Company entered into an equipment financing arrangement (“Loan Agreement”) with Banc of America Leasing & Capital LLC., which it amended on August 8, 2014, September 15, 2015, October 30, 2017, and December 2, 2019. The terms of the arrangement are detailed in the 10-K.

The weighted average interest rate on outstanding debt under the Loan Agreement was 3.8% for both the three and nine months ended September 30, 2024. The interest expense was $1 thousand and $5 thousand for the three and nine months ended September 30, 2024. We were not in compliance with the fixed charge coverage ratio as of September 30, 2024. Subsequent to September 30, 2024, we received a waiver from the lender.

In May 2024, the Company entered into a note agreement to finance certain insurance policy premiums of $709 thousand at an annual interest rate of 7.25% (the “Insurance Financing Note”). The Insurance Financing Note is payable in monthly installments through May 2025.

The Company accrued $12 thousand in interest expenses related to the Insurance Financing Note for the three and nine months ended September 30, 2024. As of September 30, 2024, the balance on the Insurance Financing Note was $418 thousand on the Company’s consolidated balance sheet.

9.	Revenue

The table below disaggregates our external revenue by major source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Consolidated Revenue:
Testing	$4,421	$4,864	$12,900	$14,416
Shipping / Collection (hair)	727	819	2,275	2,614
Other	27	21	85	70
Total Revenue	$5,175	$5,704	$15,260	$17,100

10.	Significant Customers

The Company had no customers that represented over 10% of revenue for the nine months ended September 30, 2024. The Company had one customer that represented 14% of revenue for the nine months ended September 30, 2023. We had two customers that represented 21% and 20%, respectively, of the total accounts receivable balance as of September 30, 2024, and one customer that represented 27% of the total accounts receivable balance as of September 30, 2023.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company or statements made by its employees may contain forward-looking information that involves risks and uncertainties. In particular, statements contained in this report that are not historical facts (including but not limited to statements concerning earnings, earnings per share, revenues, cash flows, dividends, future business, growth opportunities, profitability, pricing, new accounts, customer base, market share, test volume, sales and marketing strategies, market demand for drug testing services in the U.S. and foreign drug testing laws and regulations, required investments in plant, equipment, and people and new test development, the perceived benefits and costs of the Transaction (as defined below), the number of fractional shares of the Company’s Common Stock that are expected to be cashed out in the Transaction, the timing and stockholder approval of the Transaction, the timing and closing of the transactions contemplated by the Purchase Agreement (as defined below) and the Company’s intended use of proceeds from the Purchase Agreement) may be “forward looking” statements. Actual results may differ from those stated in any forward-looking statements. Factors that may cause such differences include but are not limited to risks associated with the changes in U.S. and foreign government regulations, including but not limited to FDA regulations, R&D spending, competition (including, without limitation, competition from other companies pursuing the same growth opportunities), the Company’s ability to maintain its reputation and brand image, the ability of the Company to achieve its business plans, cost controls, the continued labor shortage, leveraging of its global operating platform, risks of information technology system failures and data security breaches, the uncertain global economy, the Company’s ability to attract, develop and retain executives and other qualified employees and independent contractors, including distributors, the Company’s ability to obtain and protect intellectual property rights, litigation risks, and general economic conditions. In addition, the forward-looking statements relating to the Transaction discussed below are based on the Company’s current expectations, assumptions, estimates and projections about the Company and involve significant risks and uncertainties, including the many variables that may impact the Company’s projected cost savings, variables and risks related to consummation of the Transaction, regulatory review of the Company’s filings related to the Transaction by the U.S. Securities and Exchange Commission (the “SEC”), the potential failure to satisfy the conditions to the consummation of the Transaction, including obtaining stockholder approval, and the continuing determination of the Board and Transaction Committee (as defined below) that the Transaction is in the best interests of all stockholders.

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

RECENT BUSINESS DEVELOPMENTS

As previously disclosed, the board of directors of the Company (other than Peter H. Kamin and Darius Nevin, each a director of the Company, who were not in attendance and had recused themselves from the meeting) (the “Board”), upon the recommendation of a transaction committee of the Board consisting of independent directors (the “Transaction Committee”), unanimously approved a transaction whereby the Company would effect a reverse/forward stock split of the Company’s common stock, par value $0.005 per share (the “Common Stock”), in conjunction with terminating the Company’s public company reporting obligations and delisting the Common Stock from the Nasdaq Capital Market, subject to obtaining the requisite approval of the Company’s stockholders at the Company’s 2024 Annual Meeting of Stockholders to be held on November 25, 2024 (the “Annual Meeting”).

Specifically, the participating members of the Board recommended and approved a transaction whereby the Company would effect a reverse stock split of the Common Stock at a ratio not less than 1-for-4,000 and not greater than 1-for-6,000 (the “Reverse Stock Split”), followed immediately by a forward stock split of the Common Stock at the same ratio but inverse (i.e., if the Reverse Stock Split were 1-for-5,000, then the Forward Stock Split would be 5,000-for-1) (the “Forward Stock Split,” and together with the Reverse Stock Split, the “Stock Split”). Stockholders owning fewer shares of Common Stock than the Reverse Stock Split ratio denominator at the effective time of the Reverse Stock Split would be converted into the right to receive $2.35 in cash, without interest, for each share of Common Stock held by them at the effective time of the Reverse Stock Split, and thereafter they would no longer be stockholders of the Company. Stockholders owning more shares of Common Stock than the Reverse Stock Split ratio denominator at the effective time of the Reverse Stock Split (“Continuing Stockholders”) would not be entitled to receive any cash for their fractional share interests resulting from the Reverse Stock Split, if any. The Forward Stock Split, which would immediately follow the Reverse Stock Split, would reconvert whole shares and fractional share interests held by the Continuing Stockholders back into the same number of shares of the Common Stock held by such Continuing Stockholders immediately before the effective time of the Reverse Stock Split. As a result of the Forward Stock Split, the total number of shares of Common Stock held by a Continuing Stockholder would not change as a result of the Reverse Stock Split. The Company estimates that as of October 8, 2024, based on a mid-point Reverse Stock Split ratio of 1-for-5,000, approximately 1.3 million shares of Common Stock (or approximately 21% of the Common Stock currently outstanding) would be cashed out in the Transaction (as defined below) and the aggregate cost to the Company of the Transaction would be approximately $3.0 million, plus transaction expenses, which are estimated to be approximately $700,000. The Company expects to fund such costs using the proceeds from the Stock Sale (defined below) and cash-on-hand.

On August 12, 2024, in connection with the Transaction, the Company entered into a stock purchase agreement (the “Purchase Agreement,” and the Purchase Agreement, including the transactions contemplated thereby, the Stock Split and the subsequent delisting and deregistration of the Company’s common stock as described herein, collectively, the “Transaction”) with 3K Limited Partnership, a Delaware limited partnership (“3K” and together with Mr. Kamin, the “Investors”), Peter H. Kamin, a natural person in his individual capacity (“Mr. Kamin”), the Peter H. Kamin Revocable Trust dated February 2003 (the “2003 Trust”), the Peter H. Kamin Children’s Trust dated March 1997 (the “1997 Trust”), the Peter H. Kamin GST Trust (the “GST”) and the Peter H. Kamin Family Foundation (the “Foundation”). Pursuant to the Purchase Agreement, the Investors have agreed to purchase, subject to the terms and conditions thereof, up to 1,595,744 shares (the “Shares”) of the Company’s Common Stock, at a purchase price of $2.35 per share, for an aggregate purchase price of up to $3,750,000 (the “Stock Sale”). The Company intends to use the proceeds from the Stock Sale to purchase fractional shares of Common Stock resulting from the proposed Reverse Stock Split and for working capital and general corporate purposes. Prior to the closing of the Stock Sale (the “Closing Date”), the Company will determine the number of Shares to be issued (not to exceed 1,595,744 shares) so as to provide the Company with (i) proceeds sufficient to purchase the fractional shares of Common Stock resulting from the proposed Reverse Stock Split and (ii) an additional $500,000 designated for working capital and general corporate purposes. The consummation of the Stock Sale is subject to the satisfaction of customary closing conditions, including receiving the requisite approval by the Company’s stockholders at the Annual Meeting of (i) the terms and conditions of the Purchase Agreement and the proposed Reverse Stock Split and (ii) the filing of a certificate of amendment to the Company’s amended and restated certificate of incorporation to effect the Reverse Stock Split on the basis of the final split ratio, which final split ratio will be determined by the Board prior to the closing.

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

The Transaction will be submitted to a vote of the Company’s stockholders at the Annual Meeting pursuant to the terms of the Purchase Agreement and in accordance with the Company’s amended and restated certificate of incorporation. The terms and contemplated timeline of the Transaction, including the manner of determining the fair value for fractional share interests to be cashed out in the Transaction, is set forth in the definitive proxy statement filed by the Company on October 18, 2024 and a transaction statement on Schedule 13E-3 filed by the Company on October 18, 2024 outlining the Transaction. The Transaction may be considered a “going private” transaction as defined in Rule 13e-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as it is part of a plan to terminate the registration of the Common Stock under Sections 12(b) and 15(d) of the Exchange Act and suspend the Company’s duty to file periodic reports and other information with the SEC under Section 13(a) thereunder, and to delist the Common Stock from the Nasdaq Capital Market. The Board may abandon the Transaction and terminate the Purchase Agreement at any time prior to the filing and effectiveness of the applicable amendments to the Company’s amended and restated certificate of incorporation, even after stockholder approval.

RESULTS OF OPERATIONS

Revenue decreased 9% for the three months ended September 30, 2024, compared to the same period in 2023, primarily due to a decrease in volumes from the Company’s base business. The Company’s revenues were impacted by lower volumes from customers experiencing the effects of the general economic conditions, continued labor shortage related to hiring and changing customer priorities. For the nine months ended September 30, 2024, revenue decreased 11% primarily due to decrease in volumes from the Company’s base business.

Gross profit decreased 2% to $2.0 million for the three months ended September 30, 2024, compared to $2.1 million for the same period in 2023. Cost of revenues decreased by $477 thousand or 13% for the three months ended September 30, 2024, compared to the same period in 2023. Gross profit decreased 10% to $5.7 million for the nine months ended September 30, 2024, compared to $6.4 million for the same period in 2023. Cost of revenues decreased by $1.2 million or 11% for the nine months ended September 30, 2024, compared to the same period in 2023. The gross profit percentage was 37% for the nine months ended September 30, 2024 and 2023, respectively.

General and administrative (“G&A”) expenses decreased 14% or $318 thousand to $1.9 million for the three months ended September 30, 2024, compared to $2.2 million for the same period in 2023. As a percentage of revenue, G&A expenses were 36% and 39% for the three months ended September 30, 2024, and 2023, respectively. The decrease in G&A expenses for the three months ended September 30, 2024, was primarily due to lower personnel cost. G&A expenses decreased 1% or $30 thousand to $5.3 million for the nine months ended September 30, 2024, compared to $5.3 million for the same period in 2023. As a percentage of revenue, G&A expenses were 34% and 31% for the nine months ended September 30, 2024, and 2023, respectively. The decrease in G&A expenses for the nine months ended September 30, 2024, was primarily due to lower personnel costs.

Marketing and selling expenses decreased 20% or $141 thousand to $580 thousand for the three months ended September 30, 2024, compared to $723 thousand for the same period in 2023. Total marketing and selling expenses represented 11% and 13% of revenue for the three months ended September 30, 2024, and 2023, respectively. The decrease in marketing and selling was primarily driven by lower personnel costs. Total marketing and selling expenses decreased 14% or $313 thousand to $1.9 million for the nine months ended September 30, 2024, compared to $2.3 million for the same period in 2023. Total marketing and selling expenses represented 13% of revenue for the nine months ended September 30, 2024, and 2023, respectively.

Research and development (“R&D”) expenses decreased 37% or $103 thousand to $172 thousand for the three months ended September 30, 2024, compared to $275 thousand for the same period in 2023. R&D expenses represented 3% and 5% of revenue for the three months ended September 30, 2024, and 2023, respectively. R&D expenses decreased 34% or $289 thousand to $570 thousand for the nine months ended September 30, 2024, compared to $859 thousand for the same period in 2023. R&D expenses represented 4% and 5% of revenue for the nine months ended September 30, 2024, and 2023, respectively.

Provision for (benefit from) income taxes consisted primarily of federal and state income taxes in the United States. We estimate income taxes in each of the jurisdictions in which we operate. During the three months ended September 30, 2024, the Company recorded a tax benefit of $71 thousand (effective tax rate of 12%) and a tax provision of $992 thousand (effective tax rate of 89.6%) for the comparable period in 2023. During the nine months ended September 30, 2024, the Company recorded a provision of $26 thousand (effective tax rate of 0.1%) and a tax provision of $647 thousand (effective tax rate of 25.3%) for the comparable period in 2023.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2024, the Company had approximately $1.4 million of cash and cash equivalents. The Company's operating activities used net cash of $90 thousand for the nine months ended September 30, 2024. Investing activities provided $34 thousand of net cash while financing activities used $503 thousand of net cash for the nine months ended September 30, 2024.

Cash used in operating activities of $90 thousand reflected net loss of $2.1 million adjusted for depreciation and amortization of $918 thousand, ROU asset amortization of $750 thousand and stock-based compensation of $824 thousand offset by a net change in operating assets and liabilities of $532 thousand.

Cash provided by investing activities of $34 thousand was primarily related to cost of internally developed software, rent deposit used to offset the lease termination and renewal of patents.

Cash used in financing activities of $503 thousand was primarily related to payments on equipment debt financing and financed insurance.

Contractual obligations and other commercial commitments as of September 30, 2024, included legal settlement commitments, operating lease commitments, and outstanding debt, described in Notes 6, 7, and 8, respectively of the Notes to Condensed Consolidated Financial Statements.

While management currently believes that its existing funds, cash flow from operations and proceeds from the Transaction should be adequate to fund the Company’s business for at least the next 12 months, economic conditions could adversely affect the Company’s future operating results and cash flows. Depending upon the Company’s results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise additional funds. Such sources could include but are not limited to, issuance of additional common stock or debt financing, lines of credit, or equipment leasing, although there is no assurance that such financings will be available to the Company on terms it deems acceptable, if at all.

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

Item 1A. Risk Factors

Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2023, includes a discussion of our risk factors. Except for the Risks Related to the Company’s Stock set forth below, there have been no material changes in the risk factors described in such report.

Risks Related to the Company’s Stock

Subject to stockholder approval at the Annual Meeting, the board of directors of the Company has approved a plan to effectuate a reverse/forward stock split to reduce the number of record holders of the Company’s Common Stock and to terminate the registration of the Company’s Common Stock under the Exchange Act.

If the proposed reverse/forward stock split is effected, the Company intends to terminate the registration of its Common Stock under the Exchange Act. Following deregistration, the Company will no longer file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. Accordingly, there will be significantly less information regarding the Company available to stockholders and potential investors. In addition, the Company will no longer be subject to the provisions of the Sarbanes-Oxley Act and certain of the liability provisions of the Exchange Act, although the Company will still be subject to the antifraud provisions of the Exchange Act and any applicable state securities laws. Following deregistration, the Company’s executive officers, directors and 10% stockholders will no longer be required to file reports relating to their transactions in the Common Stock with the SEC. In addition, the Company’s executive officers, directors and 10% stockholders will no longer be subject to the recovery of short-swing profits provision of the Exchange Act, and persons acquiring 5% of the Common Stock will no longer be required to report their beneficial ownership under the Exchange Act. In addition, as soon as practicable following the effective time of the reverse/forward stock split, the Company plans to delist its Common Stock from the Nasdaq Stock Market. Any trading in our common stock after the deregistration and delisting would only occur in privately negotiated sales or potentially on the OTC Pink Market, if one or more brokers chooses to make a market for our Common Stock there and complies with applicable regulatory requirements; however, there can be no assurances regarding any such trading. The lack of public information and increased illiquidity will make trading in our shares of Common Stock more difficult, which may cause the value of our Common Stock to decrease.

On October 18, 2024, the Company filed a definitive proxy statement that includes important information regarding the foregoing. Stockholders are urged to read the definitive proxy statement carefully.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

There were no purchases of treasury stock in the first nine months of 2024.

Item 6. Exhibits

10.1	Stock Purchase Agreement, dated August 12, 2024, by and among Psychemedics Corporation, 3K Limited Partnership, Peter H. Kamin, the Peter H. Kamin Revocable Trust dated February 2003, the Peter H. Kamin Childrens Trust dated March 1997, the Peter H. Kamin GST Trust and the Peter H. Kamin Family Foundation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2024 and incorporated herein by reference)
31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Vice President of Finance Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSYCHEMEDICS CORPORATION

Date: November 12, 2024	By: /s/ Brian Hullinger
Brian Hullinger
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2024	By: /s/ Daniella Mehalik
Daniella Mehalik
Vice President of Finance
(Principal Financial and Accounting Officer)