Form 10-K
period 2024-12-31
PSYCHEMEDICS CORP
filed 2025-03-24
CIK 806517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

Registrant’s Telephone Number Including Area Code: (800) 522-7424

Securities registered pursuant to Section 12(b) of the Act: None

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

As of June 30, 2024, there were 5,824,036 shares of Common Stock of the Registrant outstanding. The aggregate market value of the Common Stock of the Registrant held by non-affiliates (assuming for these purposes, but not conceding, that all executive officers, directors and 5% shareholders are “affiliates” of the Registrant) as of June 30, 2024, was $14.2 million, computed based upon the closing price of $2.43 per share on June 30, 2024.

As of March 24, 2025, there were 6,109,502 shares of Common Stock of the Registrant outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Business,” “Risk Factors,” “Legal Proceedings,” “Market for Registrant’s Common Stock and Related Stockholder Matters” and “Management Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K (this “Form 10-K”) constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to future earnings, earnings per share, revenues, operating income, cash flows, competitive and strategic initiatives, potential stock repurchases, liquidity needs, cash dividends, future business, growth opportunities, profitability, pricing, new accounts, customer base, market share, test volume, sales volume, sales and marketing strategies, U.S. and foreign drug testing laws and regulations and the enforcement of such laws and regulations, required investments in plant, equipment and people, new test development, and contingencies, including litigation results, and statements about the perceived benefits of the Company’s delisting and deregistration transaction. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, earnings per share or achievements to be materially different from any future results, levels of activity, growth, performance, earnings per share or achievements expressed or implied by such forward-looking statements.

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

Factors that may cause such differences include but are not limited to: (1) intense competition in the drug testing industry, particularly among companies that test utilizing hair samples; (2) risks associated with the development of markets for new products and services offered; (3) pricing policies; (4) risks associated with capacity expansion; (5) risks associated with U.S. government regulations, including, but not limited to, Food and Drug Administration (the “FDA”) regulations, (6) risks associated with denial, suspension, or revocation of certifications or other licenses for any of our clinical laboratories; (7) our ability to maintain our reputation and brand image; (8) our ability to achieve our business plans, productivity improvements, cost controls, leveraging of our global operating platform, and acceleration of the rate of innovation; (9) information technology system failures and data security breaches; (10) the uncertain global economy; (11) our ability to attract, develop and retain executives and other qualified employees and independent contractors, including distributors; (12) our ability to obtain and protect the intellectual property used by us; (13) litigation risks; (14) changes in economic conditions which affect demand for our products and services; and (15) variables and risks related to the Company’s delisting and deregistration transaction.

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

i

ii

PART I

Available Information

Psychemedics Corporation (together with its wholly-owned subsidiaries, the “Company” or “Psychemedics”) maintains its principal executive office at 5220 Spring Valley Road, Dallas, TX 75254. Our telephone number is (800) 522-7424 and internet address is www.psychemedics.com. You can access, free of charge, on the Investor Information section of our website, our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K and all amendments to those reports.  Copies are also available, without charge, from Psychemedics Corporation, Attn: Investor Relations, 5220 Spring Valley Road Suite 230, Dallas, TX 75254. Alternatively, reports filed with the SEC may be viewed or obtained at the SEC Public Reference Room in Washington, D.C., or from the SEC at www.sec.gov. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

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

Our primary application of our patented technology is as a testing service that analyzes hair samples for the presence of certain drugs of abuse. Our customized proprietary EIA procedures to drug test hair samples differ from the more commonly used immunoassay procedures employed by other hair testing companies. Our testing results provide quantitative information that can indicate the approximate amount of drug ingested as well as historical data, which can show a pattern of individual drug use over a longer period of time, thereby providing superior detection compared to other types of drug testing. This information is useful to employers for both applicant and employee testing, as well as treatment professionals, law enforcement agencies, school administrators, and parents concerned about their children’s drug use. We provide screening and confirmation by mass spectrometry using industry-accepted practices for cocaine, marijuana, PCP, amphetamines (including ecstasy, eve and Adderall®), opioids (including 6-acetylmorphine (heroin metabolite), morphine, hydrocodone, hydromorphone, oxycodone, oxymorphone and codeine), synthetic cannabinoids (aka K2, Spice, Blaze), benzodiazepines (Xanax®, Valium®, and Ativan®), nicotine, fentanyl and fentanyl analogs, and alcohol.

Hair drug testing services are currently performed at our Culver City, California facility located at 5832 Uplander Way.

As previously disclosed, following a special meeting of our stockholders on November 25, 2024, the Company filed certificates of amendment to our certificate of incorporation and subsequently effected a 1-for-5,000 reverse stock split of our common stock, par value $0.005 per share (the “Reverse Stock Split”), followed immediately by a 5,000-for-1 forward stock split of its common stock (the “Forward Stock Split,” and together with the Reverse Stock Split, the “Transaction”). In regards to the Transaction, stockholders with fewer than 5,000 shares of Psychemedics common stock held of record immediately before the Transaction became entitled to receive cash payments in lieu of fractional shares equal to $2.35 per pre-Reverse Stock Split share. As a result of the Transaction, 876,238  shares of common stock were exchanged for cash, totaling $2.1 million.

Following the Transaction, the Company filed Form 25 and Forms 15 with the SEC indicating our intent to delist and deregister our stock. Following the filing of this Annual Report on Form 10-K for the year ended December 31, 2024, therefore, the Company will cease to file annual, quarterly, current, and other reports and documents with the SEC and stockholders will cease to receive annual reports and proxy statements.

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

Drug testing is a widely used practice among businesses to screen job applicants and employees. Industry research indicated that HR professionals view drug testing as an effective tool for identifying substance use and maintaining workplace safety.

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

Geographic Scope

Revenues outside the United States were 5% and 4%, of consolidated revenues for years ended 2024 and 2023, respectively.

Distribution

We market our corporate drug testing services through our own sales force, partners, and distributors. We market our home drug testing service, PDT-90®, direct-to-consumer through the Internet.

Significant Customers and Concentration of Credit Risk

We had no customers that represented 10% or more of total revenue for the years ended December 31, 2024 and 2023, respectively. We had two customers that represented 15% and 12% as of December 31, 2024, and two customers that represented 13% and 11% of the total accounts receivable balance as of December 31, 2023, respectively.

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

In 2024, we completed the addition of a custom developed ketamine EIA, along with the addition of ketamine to our confirmation process. We also completed the addition of R, S-Ketamine analysis to our confirmation process. In addition, we prepared three manuscripts for publication in the premier peer-reviewed journal in forensic toxicology, all of which were fully accepted for publication.

Research and Development

We are continuously engaged in research and development activities. During the years ended December 31, 2024 and 2023, we expended $749 thousand and $1.1 million, respectively, for research and development. We continue to perform research activities to develop new products and services and to improve existing products and services utilizing our proprietary technology. We also continue to evaluate methodologies to enhance our drug screening capabilities. Additional research using our proprietary technology is being conducted by outside research organizations through government-funded studies.

Employees

As of December 31, 2024, we employed 101 employees, three of whom were in R&D. None of our employees is subject to a collective bargaining agreement and we believe that overall relations with employees are good.

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

Inflationary pressures on the costs of shipping, direct materials, supplies, and personnel expenses could have a material impact on our gross profit and profitability.

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

Our revenues in fiscal 2024 decreased compared to our revenues in fiscal year 2023. It is uncertain whether we can identify, win, and retain new customers sufficient to resume revenue growth. A reduction in tests ordered, without offsetting growth in our customer base, could impact our ability to successfully grow our business and could have a material adverse impact on our net revenues and profitability. We compete primarily based on the quality of testing, timeliness of results, reputation in the industry, the pricing of services and ability to employ qualified personnel. Our failure to successfully compete on any of these factors could result in the loss of customers and a reduction in our ability to expand our customer base.

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

In addition, certain third parties to whom we outsource our services and functions, or with whom we interface, store our confidential patient data or other confidential information are also subject to the same IT risks. A breach or attack affecting these outsourced third parties could negatively impact our business.

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

We have undertaken actions to effect a “going dark” transaction, including delisting our common stock from trading on The Nasdaq Stock Market LLC (“Nasdaq”), terminating the registration of our common stock under Sections 12(b) and 12(g) of the Exchange Act and suspending our reporting obligations under Section 15(d) of the Exchange Act.

On December 3, 2024, our Board approved the voluntary delisting of our common stock from trading on Nasdaq and the deregistration of our common stock under Section 12(b) of the Exchange Act by filing Form 25 (Notification of Removal from Listing and/or Registration under Section 12(b) of the Exchange Act) with the SEC. We filed Form 25 on December 5, 2024, and our common stock was delisted from trading on Nasdaq effective as of the close of business on December 12, 2024. On December 20, 2024, we filed Form 15 with the SEC, certifying that we had fewer than 300 shareholders of record, in order to terminate the registration of our common stock under Section 12(g) of the Exchange Act and suspend our reporting obligations under Section 15(d) of the Exchange Act. These actions have the following effects:

•

Except for filing this Form 10-K, we have ceased filing annual, quarterly, current, and other reports and documents with the SEC, and our shareholders will have significantly less information about us and our business, operations, and financial performance than they previously had. While we currently intend to make financial information available to our shareholders on a voluntary basis, there is no assurance that we will continue to do so in the future. We will continue to hold shareholder meetings as required under Delaware law, including annual meetings, or take actions by written consent of our shareholders in lieu of meetings as permitted under and in conformity with applicable Delaware law, but we will no longer have to comply with proxy solicitation rules and related disclosure requirements under the Exchange Act.

•

We are no longer listed on Nasdaq, which may have an adverse effect on the liquidity of our common stock. Effective December 13, 2024, our common stock qualified to trade on the OTC Pink Market (the “OTC”). Any trading in our common stock will only occur in privately negotiated sales and on the OTC, but only if one or more brokers choose to make a market for our common stock on the OTC and comply with applicable regulatory requirements. This may adversely affect the liquidity of our common stock, result in a significantly increased spread between the bid and asked prices of our common stock, and there is no guarantee that a broker will continue to make a market in our common stock or that trading of our common stock will continue on the OTC or otherwise. Additionally, the overall price of our stock may be significantly reduced due to the potential that investors may view the investment as inherently riskier given the fact that publicly available information about us will be significantly more limited, as well as due to possible limited liquidity of our common stock.

•

We will no longer be subject to the reporting requirements under the Exchange Act or other requirements applicable to a public company, including requirements under the Sarbanes-Oxley Act and the listing standards of any national securities exchange.

•

Our executive officers, directors, and 10% shareholders will no longer be required to file reports relating to their transactions in our common stock with the SEC. In addition, our executive officers, directors, and 10% shareholders will no longer be subject to the recovery of profits provision of the Exchange Act, and persons acquiring 5% of our common stock will no longer be required to report their beneficial ownership under the Exchange Act.

•

We will have no ability to access the public capital markets or to use public securities in attracting and retaining executives and other employees, and we will have a decreased ability to use stock to acquire other companies.

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

We lease one facility for laboratory testing, customer care, and information technology purposes in Culver City, California. The facility is fourteen thousand square feet of space with an additional ten thousand square feet of storage space. This facility is leased through December 2026.

We lease one other office in Las Vegas, Nevada, with a lease through April 2025.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Until December 12, 2024, The Company’s common stock was traded on the NASDAQ Stock Market under the symbol “PMD”. On December 3, 2024, our Board approved the voluntary delisting of our common stock from trading on Nasdaq and the deregistration of our common stock under Section 12(b) of the Exchange Act by filing Form 25 (Notification of Removal from Listing and/or Registration under Section 12(b) of the Exchange Act) with the SEC. Effective December 13, 2024, our common stock commenced trading on the OTC Market under symbol “PMDI”.

As of March 24, 2025, there were 66record holders of the Company’s common stock. We determined the number of record owners from the Company’s stockholder records maintained by our transfer agent. These records do not include beneficial owners of the Company’s common stock whose shares are held in the names of various security holders, dealers and clearing agencies. We believe that the number of beneficial owners of the Company’s common stock held by others as or in nominee names does not exceed 300.

The following table sets forth for the periods indicated the range of prices for the Company’s common stock as reported by the NASDAQ Stock Market, the OTC Market, and cash dividends declared by the Company.

	High	Low	Dividends
Fiscal 2024:
First Quarter	$3.95	$2.86	$-
Second Quarter	2.94	2.24	-
Third Quarter	2.51	1.64	-
Fourth Quarter	3.25	1.11	-
Fiscal 2023:
First Quarter	$6.75	$4.87	$0.07
Second Quarter	5.63	4.51	0.07
Third Quarter	5.15	3.51	-
Fourth Quarter	3.97	2.06	-

Issuer Purchases of Equity Securities

As part of the Transaction described above, stockholders with fewer than 5,000 shares of Psychemedics common stock held of record immediately before the Transaction became entitled to receive cash payments in lieu of fractional shares equal to $2.35 per pre-Reverse Stock Split share. As a result of the Transaction: (i) 876,238 shares of common stock were exchanged for cash, totaling $2.1 million and (ii) we repurchased 320,708 common shares from 3K Limited Partnership, a Delaware limited partnership (“3K”), an entity controlled by Peter H. Kamin, a director of the Company, at a price of $2.35 per share as part of a true-up related to the Transaction. Other than this repurchase, we did not repurchase any additional common shares for treasury.

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

Overview

Psychemedics Corporation is the world’s leading provider in hair testing for drugs of abuse, utilizing a patented hair analysis method involving digestion of hair, enzyme immunoassay technology and confirmation by mass spectrometry to analyze human hair to detect abused substances. Our customers include Fortune 500 companies, as well as small to mid-size corporations, schools, and governmental entities, located in the United States and internationally. During the year ended December 31, 2024, our revenues were $19.7 million, a decrease of 11% from $22.1 million in 2023. The decrease was primarily due to a decrease in volumes from our business.

The following table sets forth, for the periods indicated, the selected statements of operations data as a percentage of total revenue:

	Year Ended December 31,
	2024	2023
Revenues	100.0%	100.0%
Cost of revenues	63.9%	61.9%
Gross profit	36.1%	38.1%
Operating Expenses:
General & administrative	28.9%	32.5%
Marketing & selling	13.0%	13.6%
Research & development	3.8%	5.2%
Total Operating Expenses	45.7%	51.3%
Operating loss	-9.6%	-13.2%

Other Expense:
Settlements	0.0%	-2.0%
Other expense	-0.1%	0.0%
Total Other Expense	-0.1%	-2.0%

Net loss before provision for (benefit from) income taxes	-9.7%	-15.2%
Provision for (benefit from) income taxes	-0.3%	3.2%
Net loss	-9.4%	-18.4%

Revenue by Geographic Region

	Year Ended December 31,
	2024	2023
Consolidated Revenue:
United States	$18,641	$21,216
International	1,044	882
Total Revenue	$19,685	$22,098

Results for the Year Ended December 31, 2024, Compared to Results for the Year Ended December 31, 2023 (in thousands)

	2024	2023	Change	% Change
Revenues	$19,685	$22,098	$(2,413)	-11%
Cost of revenues	12,584	13,685	(1,101)	-8%
Gross profit	7,101	8,413	(1,312)	-16%
Operating Expenses:
General & administrative	5,695	7,192	(1,497)	-21%
Marketing & selling	2,550	2,998	(448)	-15%
Research & development	749	1,144	(395)	-35%
Total Operating Expenses	8,994	11,334	(2,340)	-21%
Operating Loss	(1,893)	(2,921)	1,028	-35%

Other Expense:
Settlements	(2)	(507)	505	-100%
Other expense	(21)	(10)	(11)	-110%
Total Other Expense	(23)	(517)	494	-96%

Net loss before provision for (benefit from) income taxes	(1,916)	(3,438)	1,522	-44%
Provision for (benefit from) income taxes	(55)	716	(771)	-108%
Net loss	$(1,861)	$(4,154)	$2,293	-55%

Revenue: The revenue decrease of 11% was primarily attributed to a decrease in volumes from our base business. Domestic revenues decreased by 12% compared to the prior year period, while international revenues increased by 22%. The decrease in domestic revenue can be attributed to two primary factors. Firstly, there was an increase in employee retention within our client base, leading to a decline in new hiring from existing clients. Secondly, there was a general decline in hiring activities among current clients due to economic uncertainties. Conversely, the increase in international revenue can be attributed to strategic sales expansion efforts through partnerships. These partnerships enabled us to enter new markets and to expand our customer base, resulting in a percentage increase in international sales.

Gross profit: The 16% decrease in gross profit was due to lower total revenue offset by cost reduction programs.

General and administrative (“G&A”) expenses: G&A expenses decreased 21% from 2023 to 2024, primarily driven by lower personnel costs. As a percentage of revenue, G&A expenses represented 28.9% in 2024 compared to 32.5% in 2023.

Marketing and selling expenses: Marketing and selling expenses decreased 15% from 2023 to 2024, primarily driven by lower personnel costs. As a percentage of revenue, marketing and selling expenses represented 13.0% in 2024 compared to 13.6% in 2023 because the percentage decrease in marketing and selling expenses from 2023 to 2024 exceeded the percentage decrease in revenues.

Research & development (R&D): Research & development expenses decreased 35% from 2023 to 2024, primarily driven by lower personnel costs. As a percentage of revenue, R&D expenses represented 3.8% in 2024 compared to 5.2% in 2023.

Other expense: During the year ended December 31, 2024, we recorded other expense of $23 thousand. Other expense decreased $494 thousand from 2023 to 2024, primarily driven by reduction of legal settlements.

Income Taxes: During the year ended December 31, 2024, we recorded a tax benefit of $55 thousand representing an effective tax rate of 3% compared to a tax rate of 21% in 2023. For information regarding additional matters related to our taxes, please see Note 5 — "Income Taxes" to the Consolidated Financial Statements included in this Annual Report.

Liquidity and Capital Resources

We had $1.4 million and $2.0 million of cash as of December 31, 2024, and 2023, respectively. Our operating activities provided net cash of $929 thousand and used $1.5 million in 2024 and 2023, respectively. Investing activities used net cash of $87 thousand and $159 thousand in 2024 and 2023, respectively. Financing activities used net cash of $1.4 million and $1.2 million in 2024 and 2023, respectively.

Operating cash provided by operations of $929 thousand in 2024 primarily reflected the net loss of $1.9 million adjusted for depreciation and amortization of $1.2 million and stock compensation expense of $917 thousand. Cash provided in operations was also affected by the following changes in assets and liabilities: reduction of tax receivable of $6 thousand, decrease in accounts payable of $290 thousand, increase in accounts receivable of $1.2 million, partially offset by a decrease in accrued expenses of $1.0 million. The $2.4 million change in operating cash from a negative $1.5 million in 2023 to a positive $929 thousand in 2024 was primarily driven by the reduction of net loss in 2024 and changes in operating assets and liabilities described above.

Operating cash used by operations of $1.5 million in 2023 primarily reflected the net loss of $4.2 million adjusted for depreciation and amortization of $1.7 million and stock compensation expense of $0.9 million. Cash used in operations was also affected by the following changes in assets and liabilities: collection of a tax receivable of $0.3 million, increase in accounts payable of $0.3 million, decrease in accounts receivable of $0.1 million, partially offset by a decrease in accrued expenses of $1.3 million.

Cash used in investing activities primarily related to internally developed software and leasehold improvements. Capital expenditures were $36 thousand and $157 thousand in 2024 and 2023, respectively. In both 2024 and 2023, the expenditures related principally to laboratory equipment, leasehold improvements, and computer software.

Cash flows used in financing activities reflected repayments towards the Equipment Loan Arrangement of $0.3 million in 2024 and 2023, respectively, and towards financed insurance note payable of $0.5 million in 2024. We did not distribute cash dividends to our shareholders in 2024 compared to $0.8 million in 2023.

As of December 31, 2024, our principal sources of liquidity from operations included $1.4 million of cash on hand. During the year, we completed the Transaction which provided a net amount of $2.6 million in funding, of which $2.1 million was used to fund cash-outs of 876,238 fractional shares resulting from the 1 for 5,000 reverse stock split and $500 thousand was used for working capital purposes, including funding a portion of the transaction expenses related to the reverse  stock split and related  transactions at a price of $2.35 per share. As of the date of this report, management currently believes that cash on hand, together with future operating profits and cash flows, should be adequate to fund anticipated working capital requirements, including debt obligations, and capital expenditures for at least the next 12 months.  However, no longer have an equipment financing arrangement and no existing line of credit or other fixed source of capital reserves. Depending upon our results of operations, future capital needs, and available market opportunities, we may need to seek additional financing. Such sources could include, but are not limited to, the issuance of common stock or debt financing, lines of credit, equipment leasing, or a strategic transaction. However, there is no assurance that such financing will be available on terms we deem acceptable, if at all. If we are unable to maintain sufficient financial resources, our business, financial condition, and results of operations would be materially adversely affected.

Purchase Commitment

Leases consist of rent obligations for our facilities, corporate office, and certain IT equipment. We have no significant contractual obligation for supply agreements as of December 31, 2024.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Psychemedics Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Psychemedics Corporation and subsidiaries (the “Company”) as of December 31, 2024, and the related consolidated statement of operations and comprehensive loss, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that:  (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  We determined that there are no critical audit matters.

We have served as the Company's auditor since 2024.

/s/ Whitley Penn LLP

Dallas, Texas

March 24, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Psychemedics Corporation

Dallas, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Psychemedics Corporation (the “Company”) and subsidiaries as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2023, and the results of its operations for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, P.C.

We served as the Company's auditor from 2004 to 2024.

Boston, Massachusetts

March 28, 2024

PSYCHEMEDICS CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash	$1,417	$1,964
Accounts receivable, net of allowance for credit losses of $37 and $64	2,500	3,687
Prepaid expenses and other current assets	997	1,136
Income tax receivable	24	18

Total Current Assets	4,938	6,805

Property and equipment:
Computer software	5,907	4,774
Office furniture and equipment	2,253	2,253
Laboratory equipment	12,342	16,038
Leasehold improvements	3,665	3,629
Total Property and equipment	24,167	26,694
Accumulated depreciation and amortization	(22,166)	(23,633)
Total Property and Equipment, net	2,001	3,061
Other assets	455	632
Operating lease right-of-use assets, net	844	1,828
Finance lease right-of-use asset, net	80	-

Total Assets	$8,318	$12,326

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$462	$752
Accrued expenses	1,560	2,604
Insurance note payable	209	-
Equipment financing debt	-	305
Current portion of finance lease liability	28	-
Current portion of operating lease liabilities	452	1,048

Total Current Liabilities	2,711	4,709

Long-term portion of operating lease liabilities	424	945
Long-term portion of finance lease liability	53	-
Total Liabilities	3,188	5,654

Commitments and Contingencies (Note 9)
Shareholders' Equity:
Preferred stock, $0.005 par value, 873 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.005 par value; 50,000 shares authorized, 6,778 shares and 6,474 shares issued at December 31, 2024 and 2023, respectively, 6,110 shares outstanding and 5,806 shares outstanding at December 31, 2024 and 2023, respectively	33	32
Additional paid-in capital	35,447	35,129
Less - Treasury stock, at cost, 668 shares	(10,082)	(10,082)
Accumulated deficit	(18,634)	(16,773)
Accumulated other comprehensive loss	(1,634)	(1,634)

Total Shareholders' Equity	5,130	6,672

Total Liabilities and Shareholders' Equity	$8,318	$12,326

The accompanying notes are an integral part of these Consolidated Financial Statements.

PSYCHEMEDICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023
Revenues	$19,685	$22,098
Cost of revenues	12,584	13,685
Gross profit	7,101	8,413

Operating Expenses:
General and administrative	5,695	7,192
Marketing and selling	2,550	2,998
Research and development	749	1,144
Total Operating Expenses	8,994	11,334
Operating Loss	(1,893)	(2,921)

Other Expense:
Settlements	(2)	(507)
Other expense	(21)	(10)
Total Other Expense	(23)	(517)

Net loss before provision for (benefit from) income taxes	(1,916)	(3,438)
Provision for (benefit from) income taxes	(55)	716
Net loss and comprehensive loss	$(1,861)	$(4,154)

Basic and diluted net loss per share	$(0.32)	$(0.72)

Weighted average common shares outstanding:
Basic	5,867	5,740
Diluted	5,867	5,740

The accompanying notes are an integral part of these Consolidated Financial Statements.

PSYCHEMEDICS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Common Stock			Treasury Stock			Accumulated Other
		$0.005	Paid-In			Accumulated	Comprehensive
	Shares	par Value	Capital	Shares	Cost	Deficit	Loss	Total
Balance, December 31, 2022	6,349	$32	$34,275	668	$(10,082)	$(11,820)	$(1,634)	$10,771
Shares issued – vested	125	-	-	-	-	-	-	-
Tax withholding related to vested shares from employee stock plans	-	-	(54)	-	-	-	-	(54)
Stock compensation expense	-	-	908	-	-	-	-	908
Cash dividends declared ($0.14 per share)	-	-	-	-	-	(799)	-	(799)
Net loss	-	-	-	-	-	(4,154)	-	(4,154)
Balance, December 31, 2023	6,474	32	35,129	668	(10,082)	(16,773)	(1,634)	6,672
Shares issued – vested	91	-	-	-	-	-	-	-
Repurchase of common stock following reverse stock split, net of issuance costs	(876)	-	(2,563)	-	-	-	-	(2,563)
Issuance of common stock, net of issuance costs	1,089	1	1,933	-	-	-	-	1,934
Tax withholding related to vested shares from employee stock plans	-	-	31	-	-	-	-	31
Stock compensation expense	-	-	917	-	-	-	-	917
Net loss	-	-	-	-	-	(1,861)	-	(1,861)
Balance, December 31, 2024	6,778	$33	$35,447	668	$(10,082)	$(18,634)	$(1,634)	$5,130

The accompanying notes are an integral part of these Consolidated Financial Statements.

PSYCHEMEDICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,861)	$(4,154)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,189	1,731
Right-of-use asset amortization	892	939
Operating lease termination	(3)	-
Deferred income taxes	-	691
Stock compensation expense	917	908
Loss on disposal of patents	-	131
Changes in operating assets and liabilities:
Accounts receivable	1,187	52
Prepaid expenses and other current assets	824	-
Income tax receivable	(6)	321
Other assets	86	-
Accounts payable	(290)	304
Accrued expenses	(1,044)	(1,335)
Operating lease liabilities	(962)	(1,068)
Net cash used in operating activities	929	(1,480)

Cash flows from investing activities:
Purchases of other assets	-	(2)
Purchases of property and equipment and leasehold improvements	(51)	(157)
Cost of internally developed software	(36)	-
Net cash used in investing activities	(87)	(159)

Cash flows from financing activities:
Payments on insurance note payable	(476)	-
Proceeds from issuance of stock, net of tax withholding	31	(54)
Issuance of common stock, net of issuance costs	1,934	-
Repurchase of common stock following reverse stock split	(2,563)	-
Payments on equipment debt financing	(305)	(294)
Principal payment of finance lease liability	(10)	-
Cash dividends paid	-	(799)
Net cash provided by (used in) financing activities	(1,389)	(1,147)

Net decrease in cash	(547)	(2,786)
Cash, beginning of year	1,964	4,750
Cash, end of year	$1,417	$1,964

Supplemental disclosures of cash flow information:
Cash paid for interest	$23	$18
Cash received on disposal of fully depreciated asset	$1	$-
Non-cash investing and financing activities:
Equity issuance cost through accounts payable	$50	$-
Purchase of equipment through accounts payable and accrued liabilities	$6	$-
Prepaid insurance financed through note payable	$685	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

PSYCHEMEDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

1.        Nature of Business

Company Overview

Psychemedics Corporation (the “Company,” “we,” “us,” or “our”) provides hair testing for drugs of abuse, utilizing a patented hair analysis method involving digestion of hair, enzyme immunoassay and mass spectrometry to analyze hair to detect abused substances. Our customers include Fortune 500 companies, as well as small to mid-size corporations, schools and governmental entities located in the United States and Internationally.

On November 25, 2024, Psychemedics Corporation (the “Company”) held a Special Meeting of Stockholders (the “Special Meeting”), at which stockholders approved amendments (the “Amendments”) to the Company’s Certificate of Incorporation to effect a reverse stock split, followed immediately by a forward stock split, of the Company’s common stock at a ratio (i) not less than 1-for-5,000 and not greater than 1-for-6,000 in the case of the reverse stock split, and (ii) not less than 5,000-for-1 and not greater than 6,000-for-1 in the case of the forward stock split. Upon approval of the Amendments at the Special Meeting, on December 3, 2024, the Company’s Board of Directors (the “Board”) determined to effectuate the reverse stock split at the ratio of 1-for-5,000 and the forward stock split at the ratio of 5,000-for-1 (collectively, the “Stock Split Ratios”), which were within the approved ranges, at a price of $2.35 per share. The Company subsequently filed the Amendments with the Delaware Secretary of State to effectuate the stock splits.

On December 3, 2024, the Company completed the financing transaction, during which the Company issued a total of 1,089,004 shares to 3K Limited Partnership (“3K”) an affiliate of Peter Kamin, a director of the Company, to support both the estimated cash-out amount and working capital funding. Initially, the total financing amount was expected to be $3.3 million, with $2.8 million allocated for the cash-out (or 1,196,946 shares) and $500 thousand for working capital (or 212,766 shares). The total cash-out cost associated with the reverse and forward stock splits was approximately $2.6 million. This amount included $2.1 million in cash payments for the repurchase of 876,238 shares, calculated at a price of $2.35 per share prior to the Reverse Stock Split. Additionally, $500 thousand was allocated for working capital, resulting in a net reduction of $754 thousand. As a result of these transactions, the Company issued an excess of 320,708 shares beyond the initially required amount. As part of a true-up process, the Company repurchased these 320,708 excess shares from 3K at $2.35 per share. Following the reverse stock split, the total number of shares outstanding after the true-up and the repurchase was 6,107,227, reflecting an increase of 212,765 shares due to the working capital funding provided by 3K. This financing and share issuance allowed the Company to meet its cash-out obligations while maintaining the agreed-upon funding levels.

The stock splits and repurchase had the effect of reducing the number of record holders of the Company’s common stock below 300, which is the threshold at or above which the Company is required to file reports with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The actions taken by the Company to suspend its reporting obligations under the Exchange Act—including effectuating the stock splits, delisting the Company’s common stock from trading on The Nasdaq Stock Market LLC (“Nasdaq”), terminating the registration of the Company’s common stock under Sections 12(b) and 12(g) of the Exchange Act, and suspending its reporting obligations under Section 15(d) of the Exchange Act—are collectively referred to as the “Transaction.” The stock splits were undertaken as part of the Company’s plan to give effect to the Transaction.

As a result of the Transaction, the Company will no longer be subject to the reporting requirements under the Exchange Act or other requirements applicable to a public company, including requirements under the Sarbanes-Oxley Act of 2002 and the listing standards of any national securities exchange.

Psychemedics will continue to actively work with our ownership interests to seek monetization opportunities.

Liquidity and Management’s Plans

As of December 31, 2024, our principal sources of liquidity from operations included $1.4 million of cash on hand. During the year, we completed the Transaction, which provided $2.6 million in funding, consisting of $2.1 million for the cash-out of shares as part of the reverse stock split and $500 thousand for working capital purposes at a price of $2.35 per share. As of the date of this report, management currently believes that cash on hand, together with future operating profits and cashflows, should be adequate to fund anticipated working capital requirements, including debt obligations, and capital expenditures for at least the next 12 months. However, we have no existing equipment financing arrangement, line of credit or other fixed source of capital reserves. Depending upon our results of operations, future capital needs, and available market opportunities, we may need to seek additional financing. Such sources could include, but are not limited to, the issuance of common stock or debt financing, lines of credit, equipment leasing, or a strategic transaction. However, there is no assurance that such financing will be available on terms we deem acceptable, if at all. If we are unable to maintain sufficient financial resources, our business, financial condition, and results of operations would be materially adversely affected.

2.        Summary of Significant Accounting Policies

Risks and Uncertainties

We are subject to a number of risks and uncertainties similar to those of other companies, such as those associated with the continued expansion of our sales and marketing network, technological developments, intellectual property protection, development of markets for new products and services offered by us, the economic health of our principal customers, financial and operational risks associated with expansion of testing facilities  we use, government regulation (including, but not limited to, Federal Food and Drug Administration (FDA) regulations, proposed laws and regulations, and delays in implementation of laws and regulations), competition and general economic conditions.

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

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities at the date of purchase of 90 days or less as cash equivalents. As of December 31, 2024, and 2023, there were no investments classified as cash equivalents.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization is computed over the estimated useful lives of the assets, using the straight-line method. Repair and maintenance costs are expensed as incurred. The estimated useful lives of the assets are:

Computer software	3 to 5 years
Office furniture and equipment	3 to 7 years
Laboratory equipment	5 to 7 years
Leasehold improvements	Lesser of estimated useful life or lease term

We recorded depreciation and amortization related to property and equipment and capitalized software of $1.1 million and $1.7 million in 2024 and 2023, respectively. We had $386 thousand of capitalized software and equipment that was not placed in service as of December 31, 2024, which is included as a component of computer software on the accompanying consolidated balance sheets.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating right-of-use (“ROU”) assets and operating lease liabilities on the consolidated balance sheets. Finance leases are included in right-of-use finance lease and finance lease liabilities on the consolidated balance sheets.

ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the lease asset, unless the implicit rate is readily determinable. ROU assets also include any lease payments made at or before lease commencement and exclude any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. For operating leases, lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. For finance leases, interest on the lease liability and the amortization of the right-of-use asset results in front-loaded expense over the lease term. The Company accounts for lease and non-lease components as a single lease component for all its leases.

The Company does not recognize ROU assets and lease liabilities that arise from leases with an original term of 12 months or less. Rather, the Company recognizes the lease expense on a straight-line basis over the term of the lease.

Capitalized Software Development Costs

We capitalize costs related to significant software projects developed or obtained for internal use, including costs incurred in a cloud computing arrangement. Costs incurred during the preliminary project work stage or conceptual stage, such as determining the performance requirements, system requirements and data conversion, are expensed as incurred. Costs incurred in the application development phase, such as coding, testing for new software and upgrades that result in additional functionality, are capitalized and are amortized using the straight-line method over the useful life of the software for three to five years. Costs incurred during the post-implementation/operation stage, including training costs and maintenance costs, are expensed as incurred. In accordance with Company policy, during the years ended December 31, 2024, and 2023, we capitalized internally developed software costs of $39 thousand and $127 thousand, respectively. Amortization expense related to software development costs was $130 thousand and $150 thousand in 2024 and 2023, respectively. Determining whether particular costs incurred are more properly attributable to the preliminary or conceptual stage, and thus expensed, or to the application development phase, and thus capitalized and amortized, depends on subjective judgments about the nature of the development work, and our judgments in this regard may differ from those made by other companies. General and administrative costs related to developing or obtaining such software are expensed as incurred.

Other Assets

Other assets primarily consist of capitalized legal costs relating to patent applications. We amortize these costs over the lesser of the legal life or estimated useful life of the patent from the date of grant of the applicable patent. The typical life is twenty years. As of December 31, 2024, we had capitalized legal costs relating to patent applications of $0.9 million with accumulated amortization of $0.5 million, for a net balance of $0.4 million. As of December 31, 2023, we had capitalized legal costs relating to patent applications of $0.9 million with accumulated amortization of $0.4 million, for a net balance of $0.5 million. These balances are included in other assets on the consolidated balance sheet. Amortization expense was $42 thousand and $62 thousand in 2024 and 2023, respectively. Based on payments made as of December 31, 2024, remaining amortization expense is expected to be $187 thousand for each of the five years ending December 31, 2029 and $39 thousand thereafter.

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

The table below disaggregates our external revenue by major source (in thousands):

	Year Ended December 31,
	2024	2023
Consolidated Revenue:
Testing	$16,670	$18,661
Shipping / Collection (hair)	2,899	3,316
Other	116	121
Total Revenue	$19,685	$22,098

Our revenues by geographic region, based on the location of the customer, were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Consolidated Revenue:
United States	$18,641	$21,216
International	1,044	882
Total Revenue	$19,685	$22,098

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

Income Taxes

We account for income taxes using the liability method pursuant to Accounting Standards Codification (ASC) 740, “Income Taxes”. Under this method, we recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. We evaluate uncertain tax positions annually and consider whether the amounts recorded for income taxes are adequate to address our tax risk profile. We analyze the potential tax liabilities of specific transactions and tax positions based on management’s judgment as to the expected outcome.

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

Significant Customers and Concentration of Credit Risk

We had no customers that represented 10% or more of total revenue for the years ended December 31, 2024 and 2023, respectively. We had two customers that represented 15% and 12% of the total accounts receivable balance as of December 31, 2024, and two customers that represented 13% and 11 % of the total accounts receivable balance as of December 31, 2023.

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

Stock compensation expense by statements of operations account is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cost of revenues	$(3)	$40
General & administrative	829	756
Marketing & selling	33	47
Research & development	58	65
Total stock compensation	$917	$908

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

Basic and diluted weighted average common shares outstanding are as follows (in thousands):

	2024	2023
Weighted average common shares outstanding, basic	5,867	5,740
Dilutive common equivalent shares	-	-
Weighted average common shares outstanding, assuming dilution	5,867	5,740

For the years ended December 31, 2024, and 2023, options to purchase 566 thousand and 512 thousand common shares were outstanding but not included in the dilutive common equivalent share calculation as their effect would have been anti-dilutive.

The following outstanding common stock equivalents were not included in the dilutive common equivalent share calculation as their effect would have been anti-dilutive (in thousands):

	2024	2023
Options	566	512
SUAs	36	140
	602	652

Fair Value Measurements

The fair values of cash, accounts receivable, accounts payable and accrued expenses approximate their carrying values due to their short maturities. The carrying value of long-term debt approximates its fair value, as it is based on current market rates at which we could borrow funds with similar terms.

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expands a public entity’s annual and interim disclosure requirements about their reportable segments, primarily through more detailed disclosures about significant segment expenses. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. We have adopted this standard for our fiscal year 2024 annual financial statements and interim financial statements thereafter and have applied this standard retrospectively for all prior periods presented in the financial statements. See Note 13 — Business Segment Reporting for further information.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. The ASU primarily enhances and expands both the income tax rate reconciliation disclosure and the income taxes paid disclosure. The ASU is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the standard to determine the impact of adoption on its consolidated financial statements and disclosures.

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

	As of December 31,
	2024	2023
Balance, beginning of period	$64	$87
Provision for credit losses	48	(15)
Write-offs	(75)	(8)
Balance, end of period	$37	$64

4.        Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2024	2023
Accrued compensation and employee benefits	$339	$640
Accrued vacation expense	360	317
Accrued taxes	25	553
Accrued shipping expense	113	113
Accrued legal settlement	-	167
Other accrued expenses	723	814
Total Accrued Expenses	$1,560	$2,604

5.        Income Taxes

The income tax provision consists of the following (in thousands):

	Year Ended December 31,
	2024	2023
Current
Federal	$(56)	$99
State	1	(75)
Total Current	(55)	24
Federal	-	146
State	-	546
Total Deferred	-	692
Income Tax Provision	$(55)	$716

A reconciliation of the effective rate with the federal statutory rate is as follows:

	Year Ended December 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	(4.6)%	2.1%
Permanent differences	(0.2)%	(0.1)%
Stock based compensation	(6.3)%	(1.2)%
Federal R&D Credits	3.5%	3.5%
State R&D Credits	3.7%	2.9%
Foreign taxes, net of federal benefit	0.0%	0.0%
Difference in tax rate for carryback claim	(10.0)%	0.0%
Change in valuation reserve	(4.2)%	(48.9)%
Effective tax rate	2.9%	(20.8)%

The change in effective tax rate from 2023 to 2024 was primarily driven by the recording of a larger valuation allowance in 2023 as compared to 2024. As of December 31, 2024, we had federal net operating loss carryforwards of $1.9 million which do not expire. As of December 31, 2024, we had $2.6 million of state net operating loss carryforwards, of which $1.6 million expire at various dates between 2030 and 2044, and $1.0 million do not expire. As of December 31, 2024, we had federal tax credit carryforwards $0.1 million which expire in 2044 and $1.5 million of California tax credit carryforwards relating to the years 2013 through 2024 which have an unlimited carryforward period.

The difference between the statutory rate of 21% and our effective tax rate is primarily driven by current year loss which is offset by a full valuation allowance. As of December 31, 2024, we recorded a full valuation allowance against our net deferred tax assets. As of December 31, 2024, we had gross deferred tax assets of $3.2 million and gross deferred tax liabilities of $0.5 million, and a valuation allowance of $2.7 million, resulting in no net deferred tax assets. In evaluating the realizability of deferred tax assets, we considered the available positive and negative evidence, including being in a three-year cumulative loss position, projected future pre-tax book income (loss) and other quantitative and qualitative information. As of December 31, 2024, we had federal net operating loss carryforwards of $1.9 million which do not expire.

The components of the net deferred tax liabilities included in the accompanying balance sheets are as follows (in thousands):

	As of December 31,
	2024	2023
Deferred Tax Assets
Allowance for credit losses	$9	$15
Accrued expenses	136	154
Stock-based compensation	322	358
R&D tax credits	1,234	1,193
Operating lease	232	488
Capitalized research expenses	690	1,228
NOL carryforward	545	87
Gross Deferred Tax Assets	3,168	3,523
Valuation Allowance	(2,660)	(2,579)
Deferred Tax Assets After Valuation Allowance	508	944

Deferred Tax Liabilities
Excess of tax over book depreciation and amortization	(233)	(447)
Prepaid expenses	(61)	(70)
ROU- operating and financing leases	(214)	(427)
Gross Deferred Tax Liabilities	(508)	(944)

Net Deferred Tax Assets	$-	$-

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

ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on an audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. We had immaterial uncertain tax positions at December 31, 2024, and 2023, respectively.

We operate within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits may involve complex issues, which may require an extended period of time to resolve. We have provided for our estimated taxes payable in the accompanying financial statements. Our policy is to recognize interest and penalties related to income tax matters as a general and administrative expense, when and if incurred. Interest and penalties for the years ended December 31, 2024, and 2023 were not material.

6.        Preferred Stock

The Board of Directors has the authority to designate authorized preferred shares in one or more series and to fix the relative rights and preferences without vote or action by the stockholders. The Board of Directors has no present plans to designate or issue any shares of preferred stock.

7.        Stock-Based Awards

The 2006 Incentive Plan initially adopted in 2006 provides for grants of options with terms of up to ten years, grants of restricted stock or stock unit awards (“SUAs”), issuances of stock bonuses or grants other stock-based awards plus cash-based awards, to officers, directors, employees, and consultants. Such shares are issuable out of our authorized but unissued common stock. In May 2021, the 2006 Incentive Plan was amended to increase the total number of shares issuable thereunder from 1.2 million to 1.6 million. As of December 31, 2024, 527 thousand shares remained available for future grant under the 2006 Incentive Plan.

On August 17, 2023, we granted Brian Hullinger, in connection with the commencement of his employment as our Chief Executive Officer and President, as an inducement grant outside of the 2006 Incentive Plan, under Nasdaq Listing Rule 5635(c)(4), options to acquire 300,000 shares of common stock. The options have a ten-year term and an exercise price of $4.64 per share, the closing price per share of Psychemedics Corporation common stock as reported by Nasdaq on August 17, 2023. The options were awarded in three tranches. Under the first tranche, option awards covering up to 100,000 shares vest over two years, with 50% of the original number of shares underlying the option vesting on the one-year anniversary of the date of grant and 50% on the two-year anniversary of the date of grant, subject to continued service with the Company through the applicable vesting dates. Under the second and third tranches, options to acquire 100,000 shares each were granted and each becomes exercisable in full only upon the attainment and continuation in effect for a specified period of time of a particular stock price on the Nasdaq Stock Market.

In addition, on September 21, 2023, we granted Shannon Shoemaker, in connection with the commencement of her employment as our Chief Revenue Officer, grants of options to acquire 120,000 shares of common stock. The options have a ten-year term and an exercise price of $3.66 per share, the closing price per share of Psychemedics Corporation common stock as reported by Nasdaq on September 21, 2023. The options were awarded in three tranches. Under the first tranche, option awards covering up to 40,000 shares vest over two years, with 50% of the original number of shares underlying the option vesting on the one-year anniversary of the date of grant and 50% on the two-year anniversary of the date of grant, subject to continued service with the Company through the applicable vesting dates. Under the second and third tranches, options to acquire 40,000 shares each were granted and each becomes exercisable in full only upon the attainment and continuation in effect for a specified period of time of a particular stock price on the Nasdaq Stock Market.

On January 22, 2024, we granted Daniella Mehalik, in connection with the commencement of her employment as our Vice President of Finance, grants of options to acquire 105,000 shares of common stock. The options have a ten-year term and an exercise price of $3.40 per share, the closing price per share of Psychemedics Corporation common stock as reported by Nasdaq on January 22, 2024. The options were awarded in three tranches. Under the first tranche, option awards covering up to 35,000 shares vest over two years, with 50% of the original number of shares underlying the option vesting on the one-year anniversary of the date of grant and 50% on the two-year anniversary of the date of grant, subject to continued service with the Company through the applicable vesting dates. Under the second and third tranches, options to acquire 35,000 shares each were granted and each becomes exercisable in full only upon the attainment and continuation in effect for a specified period of time of a particular stock price on the Nasdaq Stock Market.

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

On August 17, 2023, we granted SUAs covering ninety-one thousand shares of common stock.

The following table represents all shares granted by the Company under the 2006 Incentive Plan, and under inducement awards outside of any plan, for the last two years (shares in thousands):

Grant Date	Type	Shares	Weighted Average Fair Value Per Share (1)
January 22, 2024	Options	105	$1.42
September 21, 2023	Options	120	$1.66
August 17, 2023	Options	300	$2.04
August 17, 2023	SUA	91	$4.64

(1)

The fair value for the SUAs is the closing price of the Company’s stock on that date. The fair value for options represents the fair value calculated using either the Black-Scholes model or a Monte Carlo simulation. Options have contractual lives of 10 years. The options granted in 2024 have a weighted average grant date fair value of $1.42 per share assuming 1.87 year weighted average estimated service period, 44.8% volatility, 4.1% interest rate and a 0% dividend yield rate. The options granted in 2023 have a weighted average grant date fair value of $1.93 per share assuming 1.53 year weighted average estimated service period, 36.4% volatility, 4.7% interest rate and a 0% dividend yield rate. For SUAs granted during fiscal years ended December 31, 2024 and 2023, the weighted average grant date fair values were $0 and $4.64, respectively.

A summary of the Company’s stock option activity is as follows (in thousands, except price per share):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (2)
Outstanding, December 31, 2023	512	$6.32	8.7	$-
Granted	105	$3.40
Forfeited	(1)	$4.07
Canceled	(50)	$14.70
Outstanding, December 31, 2024	566	$5.05	8.3	$-

Exercisable, December 31, 2024	112	$8.73	6.5	$-

(2)

The aggregate intrinsic value on this table was calculated based on the amount, if any, by which the closing market price of the Company’s stock on December 31 of the applicable year exceeded the exercise price of any of the underlying options, multiplied by the number of shares subject to each such option. The closing stock price as of December 31, 2024, and 2023 was $1.99 and $2.96, respectively.

A summary of the Company’s stock unit award activity is as follows (in thousands, except price per share):

	Number of Shares	Weighted Average Grant-Date Fair Value per Share (3)
Outstanding & Unvested, December 31, 2023	140	$5.23
Granted	-	$0.0
Converted to common stock	(91)	$6.54
Cancelled	(6)	$6.52
Forfeited	(7)	$5.96
Outstanding & Unvested, December 31, 2024	36	$5.01

(3)

Weighted average price per share is the weighted grant price based on the closing market price of each of the stock grants related to each transaction type. The weighted average fair value is the weighted average share price times the number of shares.

The fair value of stock unit award vesting was $339 thousand and $786 thousand for the years ended December 31, 2024, and 2023. The intrinsic value of stock unit awards converted to common stock was based on the stock price on the vesting date and amounted to $578 thousand and $670 thousand for the years ended December 31, 2024, and 2023.

As of December 31, 2024, the unamortized fair value of outstanding options and awards was $348 thousand to be amortized over a weighted average period of 1.42 years.

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

8.        Employee Benefit Plan

The Psychemedics Corporation 401(k) Savings and Retirement Plan (the “401(k) Plan”) is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code. All employees over the age of 21 are eligible to make pre-tax contributions up to an annual limit set forth by the IRS. Under the 401(k) Plan, we may, but are not obligated to, match a portion of the employees’ contributions up to a defined maximum. An annual limit set forth by the IRS. Under the 401(k) Plan, we may, but are not obligated to, match a portion of the employees’ contributions up to a defined maximum. No matching contributions were made in the years ended December 31, 2024 or 2023.

9.        Commitments and Contingencies

Commitments

We lease certain of our facilities and equipment under operating and finance lease agreements expiring on various dates through August 2027. Total minimum lease payments, including scheduled increases, are charged to operations on the straight-line basis over the life of the respective lease. Rent expense was $0.9 million and $1.1 million, in 2024 and 2023, respectively. Equipment expense relating to finance lease was $6 thousand in 2024. See Note 10 – “Leases” to the Consolidated Financial Statements included in this Annual Report for commitments remaining under lease agreements.

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

As of December 31, 2023, we paid $334 thousand in connection with a previously disclosed contract dispute regarding strategic negotiations with a shipping carrier. The remaining balance of $167 thousand was paid before December 31, 2024.

10.      Leases

As of December 31, 2024, the Company has three operating leases for office and laboratory space used to conduct business. The exercise of lease renewal options is at the Company’s discretion, with one lease containing renewal options that are reasonably certain to be exercised. These renewal options are included in the Right-of-Use ("ROU") assets and lease liabilities. The Company regularly evaluates the renewal options to determine when they are reasonably certain of exercise.

Since most of the Company's leases do not provide an implicit interest rate, the Company uses the incremental borrowing rate based on information available at the lease commencement date to determine the net present value (“NPV”) of the lease payments.

In August 2024, the Company entered into a three-year finance lease for certain IT equipment. The Company measured and recognized an initial right-of-use (“ROU”) asset and finance lease liability upon lease commencement.

At December 31, 2024 and 2023, ROU assets and lease liabilities were as follows:

		As of December 31,
		2024	2023
Assets:	Classification
Operating lease right-of-use-asset	Operating lease asset	$844	$1,828
Financing lease right-of-use-asset	Equipment, net	80	-
		$924	$1,828

Liabilities:
Current	Classification
Operating	Operating lease liability	$452	$1,048
Financing	Financing lease liability	28	-
Long-term
Operating	Long-term portion of operating leases liability	424	945
Financing	Long-term portion of financing leases liability	53	-
		$957	$1,993

The following tables summarize quantitative information about the Company’s leases for the year ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Operating cash flows - operating lease	$965	$1,168
Financing cash flows - financing leases	$21	$-

Right-of-use asset obtained in exchange for operating lease liabilities	$-	$86
Finance lease assets obtained in exchange for finance lease liabilities	$91	$-

	As of December 31,
	2024	2023
Weighted-average remaining lease term – operating lease (in years)	1.97	3.10
Weighted-average discount rate – operating lease	3.8%	3.9%
Weighted-average remaining lease term – financing leases (in years)	2.67	-
Weighted-average discount rate – financing leases	9.0%	-

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Operating leases
Operating lease cost	$747	$1,040
Variable lease costs	-	-
Total operating lease cost	747	1,040
Short-term lease rent expense	34	-
Financing leases
Amortization of leased assets	10	-
Interest on lease liabilities	3	-
Financing lease cost	13	-
Net lease cost	$794	$1,040

As of December 31, 2024, future minimum lease payments under the non-cancelable leases were as follows:

	Operating Leases	Finance Leases

Year Ending December 31, 2025	$479	$35
Year Ending December 31, 2026	478	35
Year Ending December 31, 2027	-	22
Total	957	92
Less present value discount	(81)	(11)
Operating lease liabilities	$876	$81

11.      Debt and Other Financing Arrangements

On March 20, 2014, we entered into an equipment financing arrangement with Banc of America Leasing & Capital, LLC (the “Lender”), which it amended on various dates, most recently on March 23, 2021, including a Master Loan and Security Agreement and related documentation (collectively the “Equipment Loan Arrangement”) which provided us with the ability to finance, at our option, up to $16 million of new and used equipment purchases. Each such purchase financed under the Equipment Loan Arrangement was documented by the execution of an equipment note with a maturity date of 60 months from the applicable loan date. The loans bore interest at the then current 30-day LIBOR rate plus a premium ranging from 1.75% to 3.79%. Principal and interest were payable over the 60 month repayment period. Borrowings under the Equipment Loan Arrangement were secured by a first priority security interest in the equipment acquired with the proceeds of the equipment notes. Under the Equipment Loan Arrangement, we had been subject to a maximum quarterly funded debt to EBITDA ratio and a minimum fixed charge coverage ratio each of which was waived for certain quarters in 2023 and 2024. As of December 31, 2024, the loan was fully repaid, and ongoing compliance with these financial covenants are no longer required.

Under the Equipment Loan Arrangement, we executed notes on various dates between March 24, 2014, and December 4, 2019 in the aggregate amount of $12.2 million, of which $0.3 million was repaid in 2024 and 2023, respectively. As of December 31, 2024, the aggregate amount outstanding under the equipment notes was paid in full. The weighted average interest rate for these notes for the year ended December 31, 2024, was 3.8% and represented $5 thousand of interest expense.

In May 2024, the Company entered into a note agreement to finance certain insurance policy premiums of $709 thousand at an annual interest rate of 7.25% (the “Insurance Financing Note”). The Insurance Financing Note is payable in monthly installments through May 2025.

The Company accrued $7 thousand in interest expenses related to the Insurance Financing Note for 2024. As of December 31, 2024, the balance on the Insurance Financing Note was $209 thousand on the Company’s consolidated balance sheet.

12.      Other Expense

Interest expense for the years ended December 31, 2024 and 2023, was $26 thousand and $17 thousand, respectively. There was zero interest income for the years ended December 31, 2024 or 2023. Settlement expense for the years ended December 31, 2024 and 2023, was $2 thousand and $507 thousand, respectively. See Note 9 for discussion of settlements. Settlement expense and interest expense is included as a component of other expense on the accompanying consolidated statements of operations and comprehensive loss.

13.      Business Segment Reporting

We manage our business activities on a consolidated basis and operate as a single operating and reportable segment. As a result, the financial information disclosed herein materially represents all financial information related to our principal operating segment. Our Chief Executive Officer (“CEO”) serves as the chief operating decision maker and uses Net Income, as reported on our consolidated statements of operations and comprehensive loss, to assess financial performance and allocate resources on a consolidated basis.

The CEO evaluates the results of our operations on a consolidated basis and uses Net Income to make key operating decisions, such as strategic acquisitions, transaction structures to capitalize on the development of properties underlying our mineral interests, and resource allocation for general and administrative expenditures. The CEO does not review consolidated balance sheet assets when assessing segment performance or determining resource allocation. All significant expenses are presented separately on the Company’s consolidated statements of operations and comprehensive loss.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 6, 2024, the Audit Committee of the Registrant dismissed BDO USA, P.C. (“BDO”) as the Registrant ‘s independent registered public accounting firm. The decision to change accountants was made by the Audit Committee of the Registrant’s Board of Directors. BDO served as the Registrant’s independent registered public accounting firm to audit the Registrant’s 2023 fiscal year end. The report of BDO on the financial statements of the Registrant at December 31, 2023 and 2022, and for the two-year period ended on December 31, 2023 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, however it did identify one critical audit matter related to deferred tax assets. In connection with its audits for the years ended December 31, 2023 and December 31, 2022 and through June 6, 2024, there  have been no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO, would have caused BDO to make reference to the matter in their report. On June 12, 2024, the Audit Committee of the Board of Directors of Psychemedics Corporation named Whitley Penn LLP as the Registrant’s independent registered public accounting firm. During Psychemedics Corporation’s fiscal years ended December 31, 2022 and 2023 and the subsequent interim period ended June 12, 2024, the Company did not consult with Whitley Penn LLP with respect to any of the matters described in Regulation S-K Item 304 (a)(2)(i) or (ii).

Item 9A. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of December 31, 2024, under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President of Finance as well as a third-party internal control firm, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act. Based upon that evaluation, our Chief Executive Officer and Vice President of Finance have concluded that our disclosure controls and procedures were effective as of December 31, 2024, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Vice President of Finance, as appropriate to allow timely decisions regarding required disclosure.

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

Management, including our Chief Executive Officer and Vice President of Finance, conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management, including our Chief Executive Officer and Vice President of Finance concluded that, as of December 31, 2024, the Company’s internal control over financial reporting is effective.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Following is a list that sets forth the names, ages and positions within the Company of all of the Executive Officers of the Company and the Directors of the Company, as well as Directors nominated or chosen to become directors, in each case, as of March 24, 2024.

Name	Age	Position
Brian Hullinger	57	Chief Executive Officer, President, Director
Shannon Shoemaker	39	Chief Revenue Officer
Daniella Mehalik	35	Vice President of Finance; Treasurer
Robyn C. Davis	63	Director; Chairperson: Nominating and Corporate Governance Committee; Member: Compensation Committee
Peter H. Kamin	63	Director; Member: Compensation Committee; Member: Audit Committee; Member: Nominating and Corporate Governance Committee
Darius G. Nevin	67	Chairperson of the Board and Director; Chairperson: Audit Committee; Member: Nominating and Corporate Governance Committee
Andrew M. Reynolds	57	Director; Chairperson: Compensation Committee Member: Audit Committee

All Directors hold office until the next annual meeting of stockholders or until their successors are elected. Officers serve at the discretion of the Board of Directors.

Brian Hullinger has served as Chief Executive Officer, President, and as a director of the Company since August 2023. From 2018 until 2023 he served as Chief Revenue Officer of Cisive, Inc., a risk assessment, administrative support and workforce solutions company. From 2016 to 2018, he served as CEO of E-Verifile.com, Inc. which was sold to Cisive in 2018. From 2012 until 2016 Mr. Hullinger served in various leadership positions with First Advantage Corporation, an information technology company. From 1991 until 2012 he served in various revenue growth roles with Social Solutions, Inc., a management software company, Gelco Expense Management (now doing business as Concur SAP), Norstan Communications, Inc. (now doing business as BlackBox Network Services), a telecommunications equipment provider, and Automatic Data Processing, Inc. (Nasdaq: ADP), a global provider of business outsourcing solutions.

Shannon Shoemaker has served as Chief Revenue Officer for the Company since September 2023. From 2018 until 2023 she served in several various leadership positions at Cisive, Inc, a global employment screening firm, most recently as Senior Vice President, Marketing and Strategic Alliances. Prior to that, she was a Founding Partner and Vice President at Scout Logic, a background investigation, verification and drug testing company, from 2017 to 2018. From 2012 to 2017 she served as the Vice President of Sales at First Advantage (Nasdaq: FA).

Daniella Mehalik has served as the Company’s Vice President of Finance since November 2023. Prior to joining the Company, Ms. Mehalik served as Controller at Neubase Therapeutics, Inc. (Nasdaq: NBSE) from 2021 to 2023 and as Controller at DxTx Medical, Inc. from 2019 to 2021. From 2018 to 2019, she was an Audit Team Leader at Arconic Corporation (NYSE: ARNC). Ms. Mehalik holds a Bachelor of Science and a Master of Science in Accounting from Carlow University.

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

Peter H. Kamin is the founder and Managing Partner of 3K Limited Partnership. Prior to the formation of 3K, Mr. Kamin was a founding member and Managing Partner of ValueAct Capital. Mr. Kamin has served on the Board of Directors of Tile Shop Holdings, Inc. (NASDAQ: TTSH) (“Tile Shop Holdings”), a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories, since 2012, and as Chairman since July 2018. Mr. Kamin previously served on the boards of directors of MAM Software Group, Inc. (formerly NASDAQ: MAM), a leading provider of cloud-based business and on-premise management solutions for the auto parts, tires and vertical distribution industries, from 2012 to October 2019, and IAA, Inc. (NYSE: IAA), a publicly traded multi-channel vehicle marketplace and former subsidiary of KAR Auction Services, Inc from June 2019 until it was sold in March 2023. Mr. Kamin holds a BA from Tufts University and an MBA from Harvard’s Graduate School of Business. Mr. Kamin has served as a member of our Board since 2022.

Darius G. Nevin has served as a member of our Board since 2022 and as Chairman since August 2023. Mr. Nevin has been a member of G3 Capital Partners LLC, an adviser to private equity firms in the fields of security, telecommunications, and recurring services, and of G3 Investment Holdings LLC, an affiliated investment holding company, since 2010. Mr. Nevin has served on the boards of directors of Alarm.com Holdings, Inc. (NASDAQ: ALRM), a provider of interactive security solutions for home and business owners, since 2016, and of Cohealo, Inc., a venture-backed technology and services company that develops products for health systems, also since 2016. Prior to co-founding G3 Capital Partners, LLC, Mr. Nevin served as chief financial officer of Protection One, Inc., a then publicly traded company, from 2001 until June 2010. He served as a director and chairman of the audit committee of WCI Communities, Inc., a then publicly traded community developer and luxury homebuilder, from July 2013 through its acquisition in February 2017. Mr. Nevin earned an A.B. from Harvard College and an M.B.A. from the University of Chicago Booth School of Business.

Andrew M. Reynolds has served as Chief Executive Officer of Linxup, LLC, a provider of fleet management software, since August 2023.  He also serves as an independent director for AddSecure, and Idle Smart. From June 2011 until December 2017, Mr. Reynolds served as Senior Vice President of Global Business Development at Fleetmatics, PLC, of Dublin, Ireland (FLTX). From July 2007 until January 2011, Mr. Reynolds served as Senior Vice President of Corporate Development at Art Technology Group (ARTG). From September 2002 until June 2007, Mr. Reynolds served as Vice President of Corporate Development for Hyperion Solutions (HYSL). Mr. Reynolds received an M.B.A. from Cornell University and an A.B. from Dartmouth College. Mr. Reynolds has served as a member of our Board since 2022.

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

Mr. Hullinger has served as Chief Executive Officer and as a member of our Board since August 2023. Mr. Nevin has served as Chairman of the Board since August, 2023. We believe that our independent, experienced directors, who currently and will continue to constitute a majority of our Board, benefit Psychemedics and its stockholders. We recognize that different board leadership structures may be appropriate for companies in different situations and believe that no one structure is suitable for all companies. We believe that our structure benefits the Company and its stockholders.

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

Our nominating and corporate governance committee operates under a written charter that satisfies the applicable Nasdaq listing standards.  A copy of the charter of our nominating and corporate governance committee is available on our website at www.psychemedics.com under Investors – Governance Documents.

Item 11. Executive Compensation

Director Compensation

Mr. Hullinger receives no additional compensation for serving on the Company’s Board of Directors. Prior August 17, 2023, each of the Company’s outside (non-employee) directors received cash compensation of $12,500 per quarter. Effective as of August 17, 2023, the annual cash compensation was reduced to $10,000 per quarter. In addition, prior to August 17, 2023, the respective chairs of the Audit and Compensation Committees and the Lead Independent Director (which is no longer a position) received additional cash compensation for serving in such positions. The position of lead independent director and all such additional fees for serving on committees ceased on August 17, 2023. Each of the outside directors has also been granted from time-to-time equity awards under the Company’s equity compensation plans, most recently in August 2023. For the most recent grant in August, 2023, the directors were granted stock unit awards that vested in full in August 2024.

The following table shows, for the fiscal year ended December 31, 2024, the compensation paid by the Company or accrued for such year, to the Company’s non-employee directors. The compensation paid to Mr. Hullinger for his service as Chief Executive Officer and President is reported in the Summary Compensation Table under the caption “Executive Compensation” below.

Director Compensation for Fiscal Year Ended December 31, 2024

(a)	(b)	(c)	(d)	(e)	(f)
Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards(1)	All other Compensation(2)	Total
Robyn C. Davis	$ 40,000	$ -	$ -	$ -	$ 40,000
Peter H. Kamin	$ 40,000	$ -	$ -	$ -	$ 40,000
Darius G. Nevin	$ 40,000	$ -	$ -	$ -	$ 40,000
Andrew M. Reynolds	$ 40,000	$ -	$ -	$ -	$ 40,000

(1)	The amounts in columns (c) and (d), if any, reflect the grant date fair values of awards and options to the named individuals in 2024.

(2)	Any perquisites or other personal benefits received from the Company by the named director were less than the reporting thresholds established by the Securities and Exchange Commission ($10,000).

Executive Compensation

The Compensation Committee of the Board has responsibility for establishing, implementing and continually monitoring adherence to the Company’s compensation philosophy. The Compensation Committee ensures that the total compensation paid to the executive officers is fair, reasonable and competitive.

Throughout this annual report the individuals who served as the Company’s Chief Executive Officer during fiscal 2024, as well as those individuals who were the Company’s two most highly compensated executive officers other than the Chief Executive Officer, plus two additional individuals who were formerly named executive officers, but were no longer employed as of December 31, 2024, are included in the Summary Compensation Table below and are referred to as the “named executive officers”.

Summary of Cash and Certain Other Compensation

The following tables show the total compensation earned by the named executive officers during the years ended December 31, 2024 and 2023, and outstanding equity awards held by the named executive officers as of December 31, 2024.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Position	Year	Salary	Bonus (3)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (4)	Total
Brian Hullinger(1) CEO, & President	2024	$375,000	$71,417	-	-	-	-	-	$446,418
	2023	$125,558	$25,000	-	$612,000	-	-	-	$762,558
Raymond C. Kubacki(2) Former Chairman, CEO, & President	2024	-	-	-	-	-	-	-	-
	2023	$361,431	-	$52,595	-	-	-	$205,880	$619,906
Shannon Shoemaker(1) Chief Revenue Officer	2024	$250,000	$12,603	-	-	-	-	-	$262.603
	2023	$62,608	-	-	$198,800	-	-	-	$261,408
Daniella Mehalik(1) Vice President - Finance	2024	$205,000	$10,106	-	$149,450	-	-	-	$364,556
	2023	$11,939	-	-	-	-	-	-	$11,939
Charles M. Doucot(2) Former Executive Vice President	2024	-	-	-	-	-	-	-	-
	2023	$181,625	$28,138	$11,630	-	-	-	$74,675	$296,068
Michael I. Schaffer(2) Former Vice President, Laboratory Operations	2024	-	-	-	-	-	-	$51,504	$51,504
	2023	$252,503	$2,700	$11,630	-	-	-	$10,300	$277,133

(1)	Mr. Hullinger and Mses. Shoemaker and Mehalik commenced employment with the Company on August 17, 2023, September 1, 2023, and November 27, 2023, respectively.

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

(4)

The amounts shown in column (i) reflect; (a) for each named executive officer matching contributions allocated by the Company to each of the named executive officers during the applicable year pursuant to the Company’s 401(k) Plan (which is more fully described herein under the heading “Retirement and Other Benefits”); and (b) for Mr. Kubacki consulting fees paid to him following his retirement and the cost of acceleration of his stock unit awards upon his retirement. The amount of perquisites attributable to each named executive officer did not exceed $10,000 in either 2023 or 2024.

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

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Brian Hullinger	50,000	50,000	200,000	$4.64	08/17/33	-	-	-	-
Raymond C. Kubacki	-	-	-	-	-	-	-	-	-
Shannon Shoemaker	17,500	20,000	80,000	$3.66	9/20/33	-	-	-	-
Daniella Mehalik	-	35,000	70,000	$4.27	1/22/34	-	-	-	-
Charles M. Doucot	-	-	-	-	-	-	-	-	-
Michael I. Schaffer	-	-	-	-	-	-	-	-	-

(1)	Based on closing price of $1.99 per share on December 31, 2024 on the OTC Market.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2024, with respect to shares of the Company’s common stock that were issuable under the Company’s 2006 Incentive Plan (the “2006 Incentive Plan”).

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities that Remained Available for Future Issuance
Equity compensation plans approved by security holders	304,000	(1)	$5.45	(3)	527,227
Equity compensation plans not approved by security holders	300,000	(2)	$4.64		-
Total	604,000		$5.05	(3)	527,227

(1)	This amount includes 267,500 shares subject to outstanding stock options with a weighted average remaining contractual term of 7.9 years and 36,500 shares subject to outstanding stock unit awards.
(2)	This amount includes 300,000 shares subject to outstanding stock options with a weighted average remaining contractual term of 8.6 years.
(3)	The weighted-average exercise price information does not include any outstanding stock unit awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows, as of March 24, 2025, the number of shares beneficially owned (i) by those stockholders who are known to the Company to own beneficially more than five percent of the outstanding Common Stock of the Company, (including their addresses) (ii) by each director and nominee for director of the Company, (iii) by each named executive officer, and (iv) by all current directors and executive officers as a group.

Name	Amount and Nature of Beneficial Ownership (1)	Percentage Owned (2)

Peter H. Kamin	1,736,741 (3)	28.4%
5220 Spring Valley Road, Suite 230
Dallas, TX 75254

R. Adam Lindsay Powell Anderson Capital LP Powell Amderson Capital Partners LLC	984,256 (4)	16.1%
5532 Lillehammer Land, Suite 200
Park City, UT 84098

Raymond C. Kubacki	246,737 (5)	4.0%
Brian Hullinger	50,000	*
Robyn C. Davis	39,000 (6)	*
Andrew M. Reynolds	28,000 (6)	*
Darius G. Nevin	57,181	*
Shannon Shoemaker	20,000	*
Daniella Mehalik	17,500	*
Charles M. Doucot	-	*
Michael Schaffer	25,329	*

All Current Executive Officers and Directors (7 persons)	1,948,422 (7)	31.4%

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

(3)	Based on a Statement of Changes in Beneficial Ownership on Form 4 filed by Peter H. Kamin on December 10, 2024, includes 365,726 shares held by Mr. Kamin as trustee of certain trusts and 1,133,984 shares held by a limited partnership of which Mr. Kamin serves as general partner.

(4)	Based on a Statement of Changes in Beneficial Ownership on Form 4 filed by Powell Anderson Capital Partners on December 17, 2024, includes 369,850 shares held for Powell Anderson Capital Partners LP and 614,406 held for PACP Jupiter LLC.

(5)	Based on the statement on Schedule 13G/A filed on February 2, 2024, Mr. Kubacki has sole voting and dispositive power over 246,737 shares of Common Stock.

(6)	Includes the following number of shares of Common Stock which the individual had the right to acquire within 60 days pursuant to the exercise of options; Mr. Hullinger – 50,000, Ms. Shoemaker - 20,000, and Ms. Mehalik – 17,500.

(7)	Includes 87,500 shares which were issuable to executive officers within 60 days upon the exercise of currently exercisable stock options.

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

The Board of Directors has adopted a policy whereby the Company’s Audit Committee is responsible for reviewing any proposed related party transaction. The types of transactions covered by the policy include payments for products or services to or indebtedness to or from, related parties, as defined in Item 404(b) of Regulation S-K under the federal securities laws. The Audit Committee has determined that there were no related party transactions with any related party in fiscal 2024 that would require disclosure under Item 404(a) of Regulation S-K.

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to us by Whitley Penn LLP, our current independent registered public accounting firm, and BDO USA, P.C. , our former independent registered public accounting firms, for professional services rendered for the fiscal years ended December 31, 2024 and 2023, respectively:

	Fiscal Year
	2024	2023
Audit Fees (1)	$296,069	$491,753
Audit-Related Fees (2)	20,600	25,346
Tax Fees (3)	101,463	53,182
Total	$418,132	$570,281

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

PSYCHEMEDICS CORPORATION

Date: March 24, 2025	By:	/s/ BRIAN HULLINGER
Brian Hullinger
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ BRIAN HULLINGER Brian Hullinger	President and Chief Executive Officer, Director (Principal Executive Officer)	March 24, 2025

/s/ DANIELLA MEHALIK Daniella Mehalik	Vice President of Finance (Principal Financial and Accounting Officer)	March 24, 2025

ROBYN C. DAVIS* Robyn C. Davis	Director

PETER H. KAMIN* Peter H. Kamin	Director

DARIUS G. NEVIN* Darius G. Nevin	Director

ANDREW M. REYNOLDS* Andrew M. Reynolds	Director

*By: /s/ BRIAN HULLINGER Brian Hullinger	Attorney-in-Fact	March 24, 2025

EXHIBIT INDEX

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation filed with the State of Delaware on August 1, 2002 — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002)

3.2	Certificates of Amendment to Certificate of Incorporation filed with the Secretary of State of Delaware on November 25, 2024 – incorporation by reference to the Registrant’s Current Report on Form 8-K filed on December 3, 2024
3.3	Amended and Restated By-Laws of the Company — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 31, 2015)
4.1	Specimen Stock Certificate — (Incorporated by reference from the Registrant’s Registration Statement on Form 8-A filed on July 31, 2002)
10.2.1P

Lease dated October 6, 1992, with Mitchell H. Hersch, et. Al with respect to premises in Culver City, California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992)

10.2.2P	Security Agreement dated October 6, 1992, with Mitchell H. Hersch et. Al — (Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992)
10.2.3

First Amendment to Lease dated January 1, 1993, with Mitchell H. Hersch, et.al California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

10.2.4

Second Amendment to Lease dated December 16, 1994, with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

10.2.5

Third Amendment to Lease dated December 31, 1997, with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

10.2.6

Fourth Amendment to Lease dated May 24, 2005, with Mitchell H. Hersch, et.al. California — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

10.2.7

Sixth Amendment to Lease dated October 13, 2015, with Mitchell H. Hersch, et.al. California — Supersedes the Fifth amendment in its entirety (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

10.2.8

Eighth Amendment to Lease dated March 20, 2022, with Mitchell H. Hersch, et.al. California — Supersedes the Seventh amendment in its entirety (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022)

10.3*	2006 Incentive Plan, as amended — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 17, 2021)
10.4*	Form of Stock Unit Award used with employees and consultants under the 2006 Incentive Plan — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2016)
10.5*	Form of Stock Unit Award used with non-employee directors under the 2006 Equity Incentive Plan — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2016)
10.6*	Form of Incentive Stock Option Agreement used with employees under the 2006 Incentive Plan (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2016)
10.7*

Form of Non Qualified Stock Option Agreement used with employees and consultants under the 2006 Incentive Plan (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2016)

10.8*

Form of Non Qualified Stock Option Agreement used with non-employee directors under the 2006 Incentive Plan (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2016)

10.9

Lease dated July 29, 2019, with Culver City/Hannum, LLC with respect to 5750 Hannum premises in Culver City, CA — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)

10.10

Loan agreement dated March 19, 2014, with Banc of America Leasing and Capital, LLC — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)

10.10.1

Letter Agreement dated September 15, 2015, with Banc of America Leasing and Capital, LLC, together with Equipment Security Note dated September 15, 2015 and Proposal Letter dated August 19, 2015 — (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

10.10.2

Letter Agreement dated October 30, 2017, with Banc of America Leasing and Capital, LLC, together with Equipment Security Note dated November 10, 2017 — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017)

10.10.3

Letter Agreement dated December 2, 2019, with Banc of America Leasing and Capital, LLC, together with Equipment Security Note dated December 4, 2019 — (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019)

10.10.4

Conditional Waiver and Amendment No 1. To Master Loan and Security Agreement dated November 4, 2020, with Banc of America Leasing & Capital, LLC — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 9, 2020)

10.10.5

Conditional Waiver dated March 15, 2021, and Amendment Number 002 dated March 23, 2021 to Master Loan and Security Agreement Amendment dated March 19, 2014 between Banc of America Leasing & Capital, LLC and Psychemedics Corporation — (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 23, 2021)

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

10.14*	Form of Time Based Inducement Stock Option Agreement with Chief Executive Officer – (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on August 21, 2023)
10.15*	Form of Performance-based Inducement Stock Option Agreement with Chief Executive Officer – (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on August 21, 2023)
10.16*	Employment Offer letter dated September 1, 2023 with Shannon Shoemaker – (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023)
10.17*

Form of Time Based Stock Option Agreement with Employees under 2006 Incentive Plan - (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

10.18*

Form of Performance-based Stock Option Agreement with Employees under 2006 Incentive Plan - (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

21.1	Subsidiaries of the Registrant
24	Power of Attorney
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Vice President – Finance Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Vice President – Finance Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Clawback Policy – (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management compensation plan or arrangement

P	Indicates a filing submitted in paper